Form 10-Q
period 1996-06-30
LIVING CENTERS OF AMERICA INC
filed 1996-08-12
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10968


                       LIVING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                        74-2012902
(State or other jurisdiction of incorporation               (I.R.S. Employer
              organization)                                Identification No.)

                               15415 KATY FREEWAY
                                   SUITE 800
                                 HOUSTON, TEXAS
                                     77094
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 578-4700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----



         There were 20,259,597 shares outstanding of the issuer's only class of common stock as of July 25, 1996.

                    The Exhibit Index is located on page 16.

                       THERE ARE 17 PAGES TO THIS REPORT.

                        LIVING CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 JUNE 30, 1996

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL    INFORMATION

         Item 1. Consolidated Financial Statements and Notes               3

         Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations             11


PART II - OTHER  INFORMATION

         Item 1. Not applicable

         Item 2. Not applicable

         Item 3. Not applicable

         Item 4. Not applicable

         Item 5. Not applicable

         Item 6. Exhibits and Reports on Form 8-K                         16


SIGNATURE PAGE                                                            17

PART 1   FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                   Three Months                            Nine Months
                                                                  Ended June 30,                         Ended June 30,
                                                      ----------------------------------     ---------------------------------
                                                          1996                1995               1996               1995
NET REVENUES
   Nursing home revenue:
     Net patient services                                  $193,795            $184,373           $576,127           $539,999
     Other                                                    2,155               4,215              6,904              9,966
   Non-nursing home revenue:
     Pharmacy services                                       33,141              23,863             87,333             65,977
     Therapy services                                        50,816               2,697            155,931              7,972
     Medical supplies and other                               1,310                 703              3,358              2,162
                                                      --------------     ---------------     --------------     --------------
                                                            281,217             215,851            829,653            626,076
COSTS AND EXPENSES:
   Salaries and wages                                       113,839              84,308            342,333            247,615
   Employee benefits                                         26,016              19,230             76,672             59,200
   Nursing, dietary and other supplies                       14,917              13,963             45,243             41,265
   Ancillary services                                        49,888              38,678            136,502            107,039
   General and administrative                                41,423              32,747            122,373             94,948
   Depreciation and amortization                              9,818               7,132             28,784             21,677
   Provision for bad debts                                    4,380               2,208             11,377              7,112
   Life insurance proceeds                                   (2,015)                  -             (2,015)                 -
   Merger and acquistion costs                                    -               4,745                  -              5,295
                                                      --------------     ---------------     --------------     --------------
                                                            258,266             203,011            761,269            584,151
                                                      --------------     ---------------     --------------     --------------

          INCOME FROM OPERATIONS                             22,951              12,840             68,384             41,925

INTEREST EXPENSE, NET:
   Interest expense                                           4,877               3,323             14,812             12,816
   Interest income                                           (1,964)             (1,598)            (5,823)            (5,361)
                                                      --------------     ---------------     --------------     --------------
                                                              2,913               1,725              8,989              7,455
                                                      --------------     ---------------     --------------     --------------

          INCOME BEFORE INCOME TAXES
             AND EQUITY EARNINGS/MINORITY
             INTEREST                                        20,038              11,115             59,395             34,470

PROVISION FOR INCOME TAXES                                    7,344               5,859             23,199             14,528
                                                      --------------     ---------------     --------------     --------------

          INCOME BEFORE EQUITY EARNINGS/
             MINORITY INTEREST                               12,694               5,256             36,196             19,942

EQUITY EARNINGS/MINORITY INTEREST                               122                 (48)               (69)              (182)
                                                      --------------     ---------------     --------------     --------------

NET INCOME                                                  $12,816              $5,208            $36,127            $19,760
                                                      ==============     ===============     ==============     ==============

PRO FORMA DATA (UNAUDITED):
     INCOME BEFORE PRO FORMA TAXES                                               $5,208                               $19,760
     PRO FORMA TAXES                                                                166                                   549
                                                                         ---------------                        --------------
          PRO FORMA NET INCOME                                                   $5,042                               $19,211
                                                                         ===============                        ==============

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                               20,501              20,089             20,434             18,608
                                                      ==============     ===============     ==============     ==============

EARNINGS PER SHARE                                            $0.63               $0.26              $1.77              $1.06
                                                      ==============     ===============     ==============     ==============

PRO FORMA EARNINGS PER SHARE                                                      $0.25                                 $1.03
                                                                         ===============                        ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                  (unaudited)

                                                                      June 30,            September 30,
                          ASSETS                                        1996                  1995

CURRENT ASSETS:
   Cash and cash equivalents                                               $15,168                $17,886
   Receivables (less allowances of $19,369 and $16,500)                    190,253                151,969
   Notes receivable, net                                                     3,437                  3,403
   Receivable from affiliates                                                    -                  2,698
   Supplies                                                                 13,500                 13,264
   Prepaid expenses                                                             10                 10,503
   Deferred income taxes                                                    18,375                 17,264
   Other (including patient trust funds of $4,532 and $4,506)               11,230                  9,865
                                                                  -----------------     ------------------
          TOTAL CURRENT ASSETS                                             251,973                226,852

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                                        368,390                356,725
   Furniture, fixtures and equipment                                       106,519                 92,996
   Leased property under capital leases                                     12,550                 13,465
                                                                  -----------------     ------------------
                                                                           487,459                463,186
   Less accumulated depreciation                                           190,144                169,815
                                                                  -----------------     ------------------
                                                                           297,315                293,371

GOODWILL, NET                                                              174,264                145,402
RESTRICTED INVESTMENTS                                                      35,666                 36,622
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                       2,925                    205
NOTES RECEIVABLE, NET                                                       10,987                 10,781
OTHER ASSETS                                                                19,992                 17,475
                                                                  -----------------     ------------------
                                                                          $793,122               $730,708
                                                                  =================     ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                    $31,289                $34,981
   Accounts payable                                                         64,364                 73,076
   Accrued payroll and related expenses                                     62,850                 55,957
   Accrued property taxes                                                    4,044                  5,131
   Patient trust funds                                                       4,532                  4,506
   Accrued income taxes payable                                             10,296                  4,534
   Other accrued expenses                                                   18,962                 14,036
                                                                  -----------------     ------------------
          TOTAL CURRENT LIABILITIES                                        196,337                192,221

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                  195,930                181,929

LONG-TERM INSURANCE RESERVES                                                32,276                 22,986

MINORITY INTERESTS                                                             104                    604

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                      26,739                 29,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01; 4,650,000 shares authorized;
      none issued                                                                -                      -
   Series A - Junior participating preferred stock, par
     value $.01; 350,000 authorized and
     reserved; none issued                                                       -                      -
   Common stock, par value $.01; 75,000,000 and 35,000,000
      shares authorized; 20,267,920 shares issued                              203                    203
   Capital surplus                                                         228,065                227,099
   Retained earnings                                                       113,680                 77,553
   Unrealized loss on securities available-for-sale                            (29)                     -
   Treasury stock at cost - 8,323 and 77,109 shares                           (183)                (1,259)
                                                                  -----------------     ------------------
          TOTAL STOCKHOLDERS' EQUITY                                       341,736                303,596
                                                                  -----------------     ------------------
                                                                          $793,122               $730,708
                                                                  =================     ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)

                                  Common  Stock                                   Unrealized      Treasury  Stock
                               --------------------     Capital       Retained     Loss on    ------------------------
                                Shares      Amount      Surplus       Earnings    Securities    Shares       Amount         Total
                               ----------  --------  ------------  ------------- -----------  ----------  ------------  ------------
BALANCE, SEPTEMBER 30, 1995       20,267      $203      $227,099        $77,553           -          77       ($1,259)     $303,596

Net income                                                               36,127                                              36,127

Funding of employee benefit
   plans                                                     632                                    (35)          539         1,171

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                   334                                    (34)          537           871

Unrealized loss on securities
   available-for-sale                                                                   (29)                                    (29)
                               ----------  --------  ------------  ------------- -----------  ----------  ------------  ------------

BALANCE, JUNE 30, 1996            20,267      $203      $228,065       $113,680        ($29)          8         ($183)     $341,736
                               ==========  ========  ============  ============= ===========  ==========  ============  ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                        Nine Months
                                                                       Ended June 30,
                                                              -------------------------------
                                                                  1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $36,127          $19,761
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                              28,784           21,678
          Income taxes deferred                                      (4,007)          (4,652)
          Equity earnings/minority interest                              69              182
          Provision for bad debts                                    11,377            7,112
   Changes in noncash working capital:
          Receivables                                               (46,522)         (37,150)
          Supplies                                                    1,294            1,559
          Receivable from affilates                                   2,698             (574)
          Prepayments, including insurance                           10,493           (2,661)
          Other current assets                                       (1,365)          (1,477)
          Accounts payable                                           (9,272)             323
          Accrued expenses and other current liabilities             10,685           17,441
   Changes in long-term insurance reserves                            9,290           11,461
   Changes in other noncurrent liabilities                             (385)             237
   Restricted investments                                               927          (10,759)
   Other                                                                (38)             648
                                                              --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            50,155           23,129

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                              (66,183)        (117,470)
   Disposals of property, equipment and
          other assets                                                2,653            6,900
   Additions to notes receivable                                     (1,135)               0
   Collections on notes receivable                                      703           (2,553)
   Other                                                                317              315
                                                              --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                               (63,645)        (112,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                         236          192,200
   Net draws under credit line                                       37,300           13,607
   Repayment of long-term debt                                      (27,635)        (208,565)
   Funding of options under 1992 employee stock
          purchase plan and employee benefit plans                      871              608
   Issuance of Common Stock                                               -           99,061
   Other                                                                  -           (3,144)
                                                              --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            10,772           93,767
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,718)           4,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       17,886           17,563
                                                              --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $15,168          $21,651
                                                              ==============   ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

    Living Centers of America, Inc. ("Living Centers" or the "Company") provides a full range of services to the long-term care industry. As of February 1992, the Company commenced an initial public offering ("IPO") in which 7,776,000 shares of stock were sold for the benefit of the Company's parent (The ARA Group, Inc.). On March 17, 1992, an additional 822,180 shares of stock were sold as an over-allotment for the benefit of the Company. In October 1993, the Company issued an additional 1,193,193 shares of common stock in connection with its acquisition of Vari-Care, Inc. ("Vari-Care"). In September 1994, the Company acquired the remaining 51% of the outstanding Common Stock of American Pharmaceutical Services, Inc. ("APS"), previously Abbey Pharmaceutical Services, Inc. In February 1995, the Company issued an additional 2,875,000 shares of common stock in an additional public offering. The net proceeds of the transaction, approximately $99.1 million, were used to retire existing debt and for working capital and general corporate purposes. Effective July 31, 1995, the Company issued 6,479,482 additional shares of its common stock in a merger transaction with The Brian Center Corporation and 16 related S corporations (collectively the "BCC Entities"). The merger was accounted for using the pooling of interests methodology and the accompanying financial statements have been restated to include the accounts of the BCC Entities as though the transaction occurred on September 30, 1994.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1995 filed with the Securities and Exchange Commission on Form 10-K, Annual Report, file No. 33-44726.

CASH MANAGEMENT

    The Company maintains a centralized cash management system in which cash receipts are transferred daily from center and ancillary company depository accounts to a cash concentration account. Cash is then used to provide for normal working capital requirements, including reduction of the outstanding credit lines or placement of excess funds in commercial grade investments. To the extent that cash transferred from the center and ancillary company depository accounts is not sufficient to provide for cash disbursement requirements, a cash advance is obtained from the Bank Credit Facility. See
Note 2. Cash equivalents consist of temporary investments with original maturities of three months or less.

RESTRICTED INVESTMENTS

    Restricted investments represent restricted funds that have been designated to pay insurance claims of the Company's wholly-owned insurance subsidiary. The invested funds restricted to pay insurance claims have been classified as available-for-sale securities.

NOTE 2.  LONG-TERM DEBT

    As part of the IPO, the Company entered into an unsecured agreement (the "Bank Credit Facility") with several banks in which the banks agreed to provide both long-term and short-term financing for the Company. The Bank Credit Facility (which has been amended and restated on several occasions to accommodate various purchase transactions) was most recently amended on June 29, 1995 and currently provides for a revolving credit agreement (the "Revolver") in the amount of $130.0 million and a fully amortizing five-year term loan (the "Term Loan") of $135.0 million. The Bank Credit Facility provides for the issuance of letters of credit in aggregate amounts up to $35.0 million. In the event of issuance of letters of credit by the Company, the availability under the Revolver is decreased by a corresponding amount. The balance of the Revolver at June 30, 1996 was $78.0 million and the Company had additional credit availability under the Revolver of $47.3 million. The Term Loan is repayable in 20 equal quarterly installments of $6,750,000 each beginning September 30, 1995

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

and continuing through June 30, 2000. The balance of the Term Loan at June 30, 1996 was $108.0 million. The interest rate on the Bank Credit Facility is, at the Company's option, NationsBank's Adjusted Base Rate or the reserve-adjusted Eurodollars Rate for periods of one, three or six months plus .875%. Interest rates are increased under both options if certain financial ratios are not achieved. As of June 30, 1996, NationsBank announced Adjusted Base Rate was 8.25% per annum.

    In October 1993, the Company borrowed $20.0 million from SouthTrust Bank of Alabama, N.A. that was used to retire debt that was assumed in the Vari-Care merger transaction. The note is unsecured and bears interest at the rate of 6.95%, payable semiannually. The principal is repayable in five annual payments of $4 million beginning October 1, 1998.

    In January 1994, the Company issued, in a private placement, a $10.0 million note to a wholly owned subsidiary of American General Insurance Company at a fixed rate of interest of 7.79%. The note was subsequently acquired by the Variable Annuity Life Insurance Company ("Variable Annuity Life"). The
note is unsecured and will mature in a single payment due in ten years. The note agreement contains restrictions similar to other unsecured debt of the Company. The proceeds of the Variable Annuity Life note were used in April 1994 to retire Term Notes under the Bank Credit Facility.


    In May 1994, the Company executed a promissory note which was extended in June 1996 (payable on demand or by June 29, 1997 unless extended at the option of the Bank) with NationsBank of Texas, N.A. in the principal amount of $10.0 million. Subject to the Bank's prior approval of any request for an advance, the Company may borrow, repay and reborrow principal amounts in increments such that the unpaid principal balance at anytime will not exceed $10.0 million.
The interest rate on each advance is quoted separately based on market conditions that exist at that time. At June 30, 1996, the balance on the note was zero.

    The covenants governing the Bank Credit Facility and the notes with SouthTrust Bank and Variable Annuity Life provide for the maintenance of various financial ratios. The Company is in compliance with the terms of all such covenants. These covenants also limit the Company's ability to pay cash dividends. At June 30, 1996, these restrictions effectively limited dividend payments to no more than $3.2 million. Even though the covenants of the Bank Credit Facility permit the payment of dividends as described above, the Company does not presently intend to pay any such dividends.

    A summary of total debt as of June 30, 1996 is as follows (in thousands):

            Bank Credit Facility . . . . . . . . . . . . . .   $186,000

            SouthTrust Bank of Alabama, N.A. . . . . . . . .     20,000

            Variable Annuity Life Insurance Company  . . . .     10,000

            Mortgage notes . . . . . . . . . . . . . . . . .      1,523

            Other notes payable  . . . . . . . . . . . . . .      6,325

            Obligations under capital leases . . . . . . . .      3,371
                                                               --------
                                                                227,219

            Less current portion . . . . . . . . . . . . . .     31,289
                                                               --------

            Debt classified as long-term . . . . . . . . . .   $195,930
                                                               ========

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  EARNINGS PER COMMON SHARE

    The following table presents a reconciliation of the number of weighted average common shares used in computing primary earnings per share (in thousands):

                                                     Three Months                       Nine Months
                                                     Ended June 30,                    Ended June 30,
                                                ----------------------           -----------------------
                                                   1996           1995             1996             1995
    Common shares outstanding, end of
    period  . . . . . . . . . . . . . . .        20,260         13,437           20,260           13,437

    Issuance of shares in connection with
    the  BCC Entities merger  . . . . . .            --          6,479                -            6,479

    Effect of using weighted average
    shares outstanding  . . . . . . . . .           (10)            (2)             (29)          (1,504)

    Effect of using treasury stock method
    on stock options and warrants   . . .           251            175              203              196
                                                 ------         ------           ------           ------

    Shares used in computing earning per
    share   . . . . . . . . . . . . . . .        20,501         20,089           20,434           18,608
                                                 ======         ======           ======           ======


NOTE 4.  LIFE INSURANCE PROCEEDS

    The Company recorded non-taxable life insurance proceeds of $2.0 million in the third quarter on Don Wortley, former president of ARS, who passed away earlier in the year.

NOTE 5.  CASH INTEREST AND TAXES

    Total cash interest paid during the nine months ended June 30, 1996 and 1995 was $14.1 million and $13.0 million, respectively. Cash taxes paid during the nine months ended June 30, 1996 and 1995 were $27.8 million and $11.7 million, respectively.

NOTE 6.  RESTRUCTURING PLAN

    During the third quarter the Company finalized a plan originating in June, 1995 to restructure the operations and exit certain activities of ARS. This plan includes centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions in both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million which included an accrual for estimated exit costs of $8.6 million. The increase in purchase price includes the following ($000 omitted):

         Termination/severance for displaced employees               $ 4,394
         Future lease costs for abandoned real property                4,176
         Write off of abandoned tangible and intangible
             assets at closed locations                                1,532
                                                                     -------

         Total                                                       $10,102
                                                                     =======

    The restructuring is expected to be completed during the second quarter of fiscal 1997.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 7.  TREASURY STOCK

    During the nine months ended June 30, 1996, the Company used approximately 35,000 shares of its treasury stock to fund the employers' contributions to the Company sponsored 401(k) Plan and Deferred Retirement Income Plan. The excess of the market value of the shares at September 30, 1995 over the actual cost was added to capital surplus (approximately $632,000).

NOTE 8.  CONTINGENCIES

    The Company is a party to various legal proceedings. The Company believes that there are no material pending legal proceedings which are not adequately covered by insurance or related reserves.

    Effective December 31, 1995 the Company was removed as guarantor on certain debts of affiliated companies which totaled $500,000.

NOTE 9.  SUBSEQUENT EVENTS

    On July 25, 1996 the Company announced that it had signed a letter of intent to sell its Living Centers-DevCon (DevCon) subsidiary to American Habilitation Services, Inc. for $47.5 million in cash. In addition, the Company announced plans to expand APS by reaching an agreement to acquire Allied Pharmacy Management, Inc. (Allied), which operates five institutional pharmacies and a home health business in Florida, and that it recently completed the acquisition of Lahr Pharmacies, Inc. in Arizona. Net proceeds of the DevCon sale will be utilized for the Allied acquisition and to reduce outstanding debt under the Company's bank credit facility.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company provides a full range of long-term care services, specialty nursing services such as Alzheimer's care, and ancillary services such as comprehensive subacute nursing care, rehabilitation therapy, infusion therapy and pharmaceutical services. In addition, the Company provides client-centered services to people with mental retardation and developmental disabilities (see
Note 9). The Company derives its net revenues from Medicaid, Medicare and private pay payors. Payments made under the Medicaid and Medicare programs are subject to regulatory action and governmental budgetary constraints.

    As noted below, the Company made several acquisitions during the 1995 fiscal year which are expected to result in a significant revenue increase during the fiscal year 1996. Unless the Company continues to acquire additional companies in the 1996 fiscal year, the large percentage increase in revenues expected in the 1996 fiscal year will likely not be repeated in subsequent years.

EFFECTS OF SIGNIFICANT FISCAL 1995 ACQUISITIONS

    On June 30, 1995, the Company completed its acquisition of Rehability, which is one of the largest providers of rehabilitation services in the United States. As the significant component of ARS, the Company's rehabilitation services group, Rehability operates 160 outpatient rehabilitation centers in 21 states and provides contract rehabilitation therapy services to approximately 600 skilled nursing centers (approximately 500 of which are unaffiliated with the Company) and approximately 50 acute care hospitals. ARS services include physical and occupational therapies, speech language pathology and audiology and respiratory therapy programs through third-party contracts. Since the acquisition, the Company has made significant changes in Rehability's operations, including replacing several senior management personnel, implementing various overhead reductions, refinancing existing debt, and implementing a restructuring plan to close 30 clinic locations that were operating unprofitably. As a result of the Company's acquisition of TMI effective August 1, 1995, ARS also provides rehabilitation consulting services, rehabilitation therapy program enhancement services and management of rehabilitation therapy programs. TMI's services include clinical, documentation and billing protocols, as well as monitoring of patient outcomes. Prior to the TMI acquisition, TMI managed substantially all of the Company's rehabilitation therapy programs in its long-term care services group. The Company expects to further integrate the activities of Rehability and TMI in its continuing efforts to improve the operations of ARS (see Note 6). The acquisitions of Rehability and TMI were accounted for using the purchase method of accounting.

    On July 31, 1995, the Company completed its acquisition of BCC, adding 47 skilled nursing centers with 5,790 beds in Florida, Georgia, North Carolina, South Carolina and Virginia, with two retirement centers with 192 beds, two apartment complexes with 87 units, and institutional pharmacy business, a rehabilitation therapy company and a medical supply company. The BCC acquisition was accounted for using the pooling of interests method of accounting. Consequently, the accounts of BCC have been incorporated into the Company's consolidated financial statements as though the transaction was completed on September 30, 1994. In order to better integrate and consolidate the operation of the privately held BCC into Living Centers, the Company relocated its Montgomery, Alabama office to Hickory, North Carolina (the prior corporate office of BCC), moved the primary accounting and MIS functions of BCC to the Company's corporate office in Houston, implemented significant overhead reductions and refinanced existing BCC debt in order to take advantage of lower interest rates available to the Company. The Company also is integrating the pharmacy and therapy operations of BCC into the Company's APS and ARS operations. Management expects future improvements in the overall operations of the Company as the Rehability and BCC acquisitions are integrated further.

    Presentation of the combined operation of BCC and the Company for fiscal year 1995 results in an unusually low effective tax rate since the tax expense of certain BCC entities, which were S corporations, were paid at the shareholder level rather than at the corporate level. Consequently, net income has been adjusted on a pro forma basis to reflect the estimated tax provision that would have been provided had the S corporations in the BCC group been treated as C corporations.

RESULTS OF OPERATIONS

    The following table sets forth certain data from the statement of income expressed as a percentage of net revenues:

                                                                                        Nine Months
                                                                                      Ended  June 30,
                                                                                      ----------------
                                                                                      1996       1995
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100%      100%
Costs and expenses:
        Payroll and payroll related expenses . . . . . . . . . . . . . . . .          50.5      50.5
        Operating and administrative . . . . . . . . . . . . . . . . . . . .          37.8      39.3
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . .           3.5       3.5
                                                                                     -----     -----
                                                                                      91.8      93.3
                                                                                     -----     -----
    Income from operations . . . . . . . . . . . . . . . . . . . . . . . . .           8.2       6.7
    Interest expense, net  . . . . . . . . . . . . . . . . . . . . . . . . .           1.1       1.2
                                                                                     -----     -----
    Income before income taxes and equity earnings/
        minority interests . . . . . . . . . . . . . . . . . . . . . . . . .           7.1       5.5
    Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .           2.8       2.3
                                                                                     -----     -----
    Income before equity earnings/minority interests . . . . . . . . . . . .           4.3       3.2
    Equity earnings/minority interests . . . . . . . . . . . . . . . . . . .            --        --
                                                                                     -----     -----
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4.3       3.2
    Pro forma taxes (unaudited)  . . . . . . . . . . . . . . . . . . . . . .            --        .1
                                                                                     -----     -----
    Pro forma net income (unaudited) . . . . . . . . . . . . . . . . . . . .           4.3%      3.1%
                                                                                     =====     =====


       THIRD QUARTER OF FISCAL 1996 COMPARED TO THIRD QUARTER OF FISCAL 1995. Net revenues for three months ended June 30, 1996 increased $65.3 million, or 30%, to $281.2 million compared to the same period for fiscal 1995. Of the $65.3 million increase in net revenues, $7.4 million was from nursing home operations, including approximately $8.1 million from rate increases (primarily in the area of Medicaid and Medicare services) and changes in patient mix over the prior period. Ancillary revenues in the nursing home operations increased approximately $4.5 million due to higher acuity levels and increases in Medicare patients. In addition, there were net revenue decreases in the nursing home operations of approximately $4.5 million due to divestitures. Of the $65.3 million increase in net revenues, $57.1 million was from non-nursing home operations comprising pharmacy and therapy services acquisitions (primarily Rehability, TMI, and various pharmacies).

    Costs and expenses for the three months ended June 30, 1996 increased $55.3 million, or 27%, to $258.3 million compared to the same period for fiscal 1995. Of the $55.3 million increase in costs and expenses, $54.7 million was due to acquisitions, primarily Rehability, TMI, and various pharmacies. Ancillary services expense increased $7.5 million and payroll related expense increased $4.2 million both primarily from the higher resident acuity level and the increase in the number of Medicare residents in the Company's nursing home
operations.    General and administrative expenses increased by $1.5 million which primarily reflects increases in the nursing home insurance program.
Total expenses decreased by $6.3 million as a result of divestitures, $2.0 million of life insurance proceeds, and $4.7 million in merger and acquisition expense relating to the BCC merger.

    Net interest expense increased by $1.2 million or 69%, to $2.9 million, reflecting the increase in interest cost associated with the additional debt incurred to acquire Rehability, which was partially offset by an increase in interest income from the Company's insurance subsidiary.

    Net income increased $7.6 million, or 146%, to $12.8 million, reflecting primarily the impact of the improvements in operations noted above and a reduced effective tax rate. The reduction in effective tax rate is due to the life insurance proceeds received in the current quarter which are non-taxable and the merger and acquisition costs from the prior year quarter which are primarily not deductible.

    The elimination of proforma tax expense is a result of the conversion of the BCC S corporations to a C corporation status.

       FISCAL 1996 YEAR TO DATE COMPARED TO FISCAL 1995 YEAR TO DATE. Net revenues for nine months ended June 30, 1996 increased $203.6 million, or 33%, to $829.7 million compared to the same period for fiscal 1995. Of the $203.6 million increase in net revenues, $33.1 million was from nursing home operations, including approximately $5.4 million from acquisitions and approximately $25.0 million from rate increases (primarily in the area of Medicaid and Medicare services) and changes in patient mix over the prior period. Ancillary revenues in the nursing home operations increased approximately $17.5 million due to higher acuity levels and increases in Medicare patients. In addition, there were net revenue decreases in the nursing home operations of approximately $13.4 million due to divestitures. Of the $203.6 million increase in net revenues, $169.1 million was from non-nursing home operations comprising $167.4 million in pharmacy and therapy services acquisitions (primarily Rehability and TMI) and an increase of approximately $3.1 million in revenues from base pharmacy operations, medical supplies and other services which related primarily to the BCC operations.

    Costs and expenses for the nine months ended June 30, 1996 increased $177.1 million, or 30%, to $761.3 million compared to the same period for fiscal 1995. Of the $177.1 million increase in costs and expenses, $162.6 million was due to acquisitions, primarily Rehability, TMI, and various pharmacies. Other major expense increases included $12.0 million in payroll related expenses, $21.3 million in ancillary services (primarily from the higher resident acuity level and the increase in the number of Medicare residents in the Company's nursing home operations) and $5.7 million in general and administrative expenses. The increase in general and administrative expenses primarily reflects increases in the nursing home insurance program. Total expenses decreased by $17.1 million as a result of divestitures; there were also reductions in bad debt expense of $2.5 million (primarily due to a non-recurring $.7 million adjustment for BCC in 1995 fiscal year coupled with increased collection efforts), $2.0 million of life insurance proceeds, and $5.3 million in merger and acquisition expense relating to the BCC merger.

    Net interest expense increased by $1.5 million or 21%, to $9.0 million, reflecting the increase in interest cost associated with the additional debt incurred to acquire Rehability, which was partially offset by an increase in interest income from the Company's insurance subsidiary.

    Net income increased $16.4 million, or 83%, to $36.1 million, primarily reflecting the impact of the improvements in operations noted above and a reduced effective tax rate. The reduction in effective tax rate is due to the life insurance proceeds received in the current year which are non-taxable and the merger and acquisition costs from the prior year which are primarily not deductible.

    The elimination of proforma tax expense is a result of the conversion of the BCC S corporations to a C corporation status.

    CHANGES IN OCCUPANCY LEVELS AND PAYOR MIX. The following table sets forth the average occupancy levels (based on licensed beds) for the Company's owned and leased centers for the periods indicated:

                                               Three Months            Nine Months
                                              Ended June 30,          Ended June 30,
                                              --------------          --------------
                                             1996        1995        1996        1995
    Weighted Licensed bed count . . . . .   25,772      26,658      25,757      26,568
    Total average residents . . . . . . .   21,521      22,661      21,626      22,577
    Average occupancy . . . . . . . . . .     83.5%       85.0%       84.0%       85.0%

    The average occupancy rate declined slightly in the third quarter partially due to an increase in hospital-operated skilled nursing units in key markets. The Company has implemented an aggressive marketing program to increase census and improve quality mix.

    The following table sets forth the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:

                                             Three Months            Nine Months
                                            Ended June 30,          Ended June 30,
                                            --------------          --------------
                                           1996        1995        1996        1995
    Medicaid  . . . . . . . . . . . . .    42.5%       52.6%       42.9%      53.8%
    Private . . . . . . . . . . . . . .    31.8        22.6        31.9       22.9
    Medicare  . . . . . . . . . . . . .    25.7        24.8        25.2       23.3

    The declining trend in the percentage of revenues derived from Medicaid sources is attributable primarily to the increases in the number of Medicare residents and corresponding increases in ancillary services due to higher acuity levels of this class of residents. The average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents due primarily to the higher reimbursement rates associated with the increase in acuity levels. In addition, the impact of recording ARS revenues in fiscal 1996 results in a shift of Medicaid utilization to the private and Medicare categories.

    Consistent with the long-term care industry in general, changes in the mix of the Company's resident population among the Medicaid, private pay and Medicare categories can affect the profitability of the Company's operations. Although the level of cost reimbursement for Medicare residents generates the most revenue per resident day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents. Private pay residents generally constitute the most profitable resident category.

SEASONALITY

    The Company's revenues and operating income generally fluctuate from quarter to quarter and tend to be higher in the second, third and fourth fiscal quarters. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases and seasonal census cycles.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. During the first nine months of fiscal 1996, cash from operations was $50.2 million compared to $23.1 million for the nine months ending June 30, 1995. In addition to higher net income and non-cash charges, this increase was attributable to a reduction in prepayments related to the timing on funding insurance programs ($10.5 million); an increase in long-term insurance reserves ($9.3 million) as a result of the seasonal increase in the accrual for expected unfunded losses under a Texas employee benefit program and an increase in reserves at the Company's wholly-owned insurance company; and an increase in accrued expenses related to the ARS restructuring plan (see Note
6). These increases were partially offset by an increase in receivables of $46.5 million which was attributable to acquisitions ($7.8 million), seasonal increase due to the timing of interim Medicare settlements and other rate adjustments ($21.0 million), and an increase in average days outstanding, net of allowance, ($9.4 million).

    During fiscal 1996, the Company utilized cash generated from operations and net draws on its line of credit to fund capital expenditures and repayment of long-term debt. When available, excess cash was invested in commercial paper in accordance with provisions of the Company's Bank Credit Facility. During 1995 fiscal year, the Company restructured and increased its available credit under its bank credit facility to provide additional working capital flexibility. See "--Bank Credit Facility."

    The Company's Board of Directors has authorized a share repurchase program
for up to $20.0 million of its common stock at prevailing market prices.   The
shares repurchased pursuant to this program are primarily intended to be utilized over the next several years to fulfill the Company's obligations under its various employee benefit programs. The Company expects to finance the cost of these shares from internally generated funds, through borrowings from banks or others.

      ACQUISITIONS AND DEVELOPMENT. The Company has in place a bank credit facility (the "Bank Credit Facility") with several banks which provides a total of $265.0 million in term debt and revolving credit loans. A complete description of the Bank Credit Facility is included in Note 2 to the Consolidated Financial Statements.

    As part of its growth strategy, the Company regularly reviews possible acquisitions within the health care continuum and arrangements or understandings currently exist regarding potential material acquisitions (see
Note 9). Year to date the

Company acquired four institutional pharmacies totaling $24.2 million in cash consideration as follows: December, 1995 in New York State; January, 1996 in Illinois, March, 1996 in New Jersey; and June, 1996 in Arizona. The Company also converted a leased long-term care center to an ownership position in January, 1996 and in May, 1996 purchased a 50% ownership interest in a hospice located in Kansas. The Company expects to finance the cost of acquisitions from internally generated funds, through borrowings from banks or others.

    In addition to its acquisitions, the Company is in the process of developing and constructing several new centers and has increased the capacity of certain existing centers. Construction projects currently under development are summarized as follows (in thousands):

                                                                              Cash
                                                                            Expended
                                                                              as of     Additional
                                                                           June  30,       Cash
                                                                              1996      Committed
                                                                              ----      ---------
    Construction of 45-bed assisted living center adjacent to a
    center in Durango, Colorado . . . . . . . . . . . . . . . . . . .        $   36    $  2,154
    Construction of 52-bed assisted living center in Greeley,
    Colorado  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           241       2,164
    Construction of 52-bed assisted living center
    adjacent to a center in Casper, Wyoming . . . . . . . . . . . . .           416       2,006
    Construction of 36-bed assisted living center near Atlanta,
    Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,051       1,579
    Construction of 38-bed assisted living center adjacent to a
    center in Crete, Nebraska . . . . . . . . . . . . . . . . . . .           1,503         384
    Physical therapy additions in Texas . . . . . . . . . . . . . . .           631          49
    Bed expansion projects in Alabama (83), Colorado (24) and Texas
    (30)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,394       3,593
    Conversion of four previously leased facilities in Texas to an
    ownership position. . . . . . . . . . . . . . . . . . . . . . . .             -      11,407
                                                                             ------     -------

                                                                             $6,272     $23,336
                                                                             ======     =======


    Sources for cash to be committed subsequent to June 30, 1996 ($23.3 million) will include existing cash reserves, cash generated from operations and the line of credit available under the Bank Credit Facility.

    BANK CREDIT FACILITY. The covenants governing the Bank Credit Facility and various other note agreements limit the Company's ability to pay dividends. At June 30, 1996, these restrictions effectively limited cash dividend payments to no more than $3.2 million. Even though the covenants of the Bank Credit Facility and the other note agreements permit the payment of dividends as described above, the Company does not presently intend to pay such dividends. As of July 19, 1996, an aggregate of $196.1 million in borrowings were outstanding under the Bank Credit Facility ($88.2 million in revolving credit loans and $108.0 million term loans); an additional $37.2 million in revolving credit borrowings were available under the revolving credit portion of the Bank Credit Facility. The weighted average interest rate for outstanding borrowings as of July, 1996 was 7.0%.

    The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash.

IMPACT OF INFLATION

    The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increase in wages and other labor-related costs as a result of inflation without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company.

    To the extent that unfavorable changes in economic conditions impact payments under governmental or third-party payor programs, the Company would be adversely affected.

PART II.     OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit Index

             Exhibit                                                                           Page
             Number                                                                           Number
             ------                                                                           ------
                10.1      Employment Agreement between Living Centers of America, Inc.
                                  and James L. Martin, Jr.                                       18

                11        Statement re: Computation of Per Share Earnings                        30

         (b) Reports on Form 8-K

             There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   LIVING CENTERS OF AMERICA, INC.
                                                 (Registrant)



August 12, 1996                         By:  /s/ L. D. WILLIAMS
                                            -----------------------------------
                                                L. D. Williams
                                                President and
                                                Chief Operating Officer

                                        By:  /s/ RONALD W. FLEMING
                                            -----------------------------------
                                                Ronald W. Fleming
                                                Controller and
                                                Chief Accounting Officer

                              INDEX TO EXHIBITS




10.1 Employment Agreement between Living Centers of America, Inc. and James L. Martin, Jr.

11        Statement re: Computation of Per Share Earnings

27        Financial Data Schedule