Form 10-K405
period 1996-09-30
LIVING CENTERS OF AMERICA INC
filed 1996-12-19
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       or
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-44726

                        LIVING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its Charter)

          DELAWARE                                              74-2012902
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

15415 KATY FREEWAY, SUITE 800                                       77094
         HOUSTON, TEXAS                                          (Zip Code)
(Address of principal executive office)

                                 (281) 578-4600
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                        Name of each exchange on
    Title of each class                                     which registered
    -------------------                           --------------------------------------
Common Stock, $.01 Par Value                             New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of November 25, 1996, based on the closing sale price of the Common Stock on the New York Stock Exchange on said date, was $369,851,000. For purpose of the foregoing sentence only, all directors and officers of the registrant are assumed to be affiliates.

         There were 19,500,867 shares of Common Stock of the registrant outstanding as of November 25, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

   INCORPORATED DOCUMENT                         PART OF FORM 10-K
   ---------------------                         -----------------
 Proxy Statement for the 1997                        Part III
Annual Meeting of Stockholders

                              TABLE OF CONTENTS
                                                                       PAGE
PART I
         ITEM 1.     BUSINESS                                            3

         ITEM 2.     PROPERTIES                                         13

         ITEM 3.     LEGAL PROCEEDINGS                                  15

         ITEM 4.     SUBMISSION OF MATTERS
                     TO A VOTE OF SECURITY HOLDERS                      15

         ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT               16

PART II
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK
                     AND RELATED STOCKHOLDER MATTERS                    18

         ITEM 6.     SELECTED FINANCIAL DATA                            19

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS                                      20

         ITEM 8.     FINANCIAL STATEMENTS AND
                     SUPPLEMENTARY DATA                                 26

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE                               50

PART III
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT                                         51

         ITEM 11.    EXECUTIVE COMPENSATION                             51

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT                              51

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS                                       51

PART IV
         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K                            52

SIGNATURES                                                              57

SCHEDULES                                                               59

EXHIBITS                                                                60

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

         Living Centers of America, Inc. ("Living Centers", or the "Company") is a Delaware corporation that primarily provides through its operating subsidiaries, a diverse range of health care services to senior citizens.
(All references to "Living Centers" or the "Company" is intended to include the operating subsidiaries through which the services described herein are directly provided.) One of the largest providers of long-term care in the United States, Living Centers' operations are geographically concentrated and specifically focused in key regional markets. The Company's comprehensive continuum of health care services includes skilled nursing care, rehabilitation services, pharmaceutical services, assisted living services, subacute care, care for individuals with Alzheimer's disease, hospice care, home health care, and geriatric physician management services. American Rehabilitation Services, Inc. ("ARS"), Living Centers' rehabilitation subsidiary, through its subsidiaries, provides contract rehabilitation services to long- term care facilities, operates outpatient clinics, operates hospital rehabilitation departments on a contract basis, and offers therapy program management to long-term care providers. American Pharmaceutical Services, Inc. ("APS"), the Company's pharmaceutical services subsidiary, provides medical supplies, pharmaceuticals, and support services to subacute and long-term care providers. By operating this integrated network of services, Living Centers provides cost-effective services across the senior health care services continuum.

         The Company's subsidiaries are organized into three operational business units -- the long-term care services group, the rehabilitation services group, and the institutional pharmaceutical services group. While each group has its own distinct corporate structure and management team, each reports to the Company's Chief Operating Officer and is supported by the corporate group located in Houston, Texas.

LONG-TERM CARE SERVICES GROUP

         LONG TERM NURSING SERVICES. Living Centers is one of the largest operators of long-term health care facilities in the United States and is the first or second largest provider of long-term care services in its key markets of Texas, North Carolina and Colorado. The long term care group is organized into three regionally concentrated operating units: The Southeast Area (Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, and Virginia); the Texas Area; and the Rocky Mountain Area (Arizona, Colorado, Nebraska, and Wyoming).

         Since becoming a public company in February 1992, the Company has made two acquisitions which significantly increased its facility base. First, in October 1993, the Company consummated a merger transaction in which it acquired the outstanding stock of Vari-Care, Inc. ("Vari-Care") which added a total of 22 centers and approximately 2,500 beds in Alabama, Arizona, Florida and Texas. Second, in July 1995, the Company completed a transaction in which it acquired the outstanding stock of The Brian Center Corporation and 16 related S corporations (collectively the "BCC Entities", or "BCC"); the BCC acquisition added a total of 51 centers and approximately 6,000 beds in Florida, Georgia, North Carolina, South Carolina and Virginia. As of September 30, 1996, the Company operated 206 centers with in excess of 23,500 licensed beds.

         Living Centers' facilities provide a continuum of care designed to accommodate patients' and residents' needs as their acuity levels change. Services provided include skilled nursing care, assisted living services, care for individuals with Alzheimer's disease, subacute care, and hospice services, although not all services are provided in all facilities. All facilities must meet comprehensive state licensing requirements, and those participating in Medicare or Medicaid programs must also meet federal and state certification standards (see "Government Regulation"). The Company's facilities are generally equally distributed between urban and non-urban areas and typically compete only with other facilities in their respective local markets.

         SPECIALTY CARE SERVICES. The Company is increasingly emphasizing expansion and development of specialty care programs to better meet the long-term care needs of the communities it serves. These programs and services, none of which individually are material to the Company, are generally described as follows:

         Assisted Living Centers. The Company provides assisted living services in 35 of its long-term care centers and in four freestanding facilities with a total of 1,350 beds to residents who need assistance with the basic activities of daily living, but whose care needs have not yet reached a level that requires 24-hour nursing care. The Company has developed a freestanding assisted living center model in connection with the implementation of its assisted living program. During fiscal year 1996, Living Centers completed construction of one 38 bed assisted living facility in the Lincoln, Nebraska market. Additionally, the company began construction on two facilities which are expected to be completed in early fiscal year 1997 and further identified nine sites for construction of new assisted living facilities. The Company's assisted living development program is focused on markets where Living Centers has a skilled nursing facility presence so that as these residents' needs change and require higher acuity services, they can be accommodated in one of the Company's nursing facilities. These newly constructed assisted living facilities are intended to be exclusively private pay.

         Subacute Care Services. Since 1993, the Company has developed its Progressive Care Centers program in which distinct units of certain designated long-term care facilities are dedicated to subacute nursing care and rehabilitation services for patients with higher acuity levels. At Progressive Care Centers, specially trained staff offers care to patients with higher acuity levels in a technologically advanced physical plant as an alternative to more expensive patient treatment in the acute care hospital setting. Services offered by the Company in Progressive Care Centers include physical therapy, occupational therapy, speech therapy, enteral therapy, IV therapy, respiratory therapy, specialized wound management, ventilator care, and tracheostomy care, although not all services are provided at all Progressive Care Center units. The Company operates a total of approximately 250 beds in 14 facilities under its Progressive Care Centers program.

         Alzheimer's Care Services. The Company believes that it is a leading provider of long-term care to residents with Alzheimer's disease. Within specially designated and designed portions of certain of its long-term care centers, the Company operates over 60 units with approximately 1,700 beds dedicated to addressing the problems of disorientation and perceptual confusion typically experienced by residents with Alzheimer's disease. The Alzheimer's care units also provide education and support to the residents' families. The Company provides specially trained activity directors and nursing staffs to these units and employs a Director of Alzheimer's Programming to supervise program development and staff training. The Company intends to continue its commitment to Alzheimer's care through implementation of Alzheimer's programs in more of its long-term care facilities as well as in association with its planned free-standing assisted living centers.

         Hospice Care. Hospice care is increasingly recognized as a preferred method of care for those patients diagnosed with a terminal illness and certified with a life expectancy of less than six months. Hospice services are designed to provide comfort for the physical and emotional needs of terminally ill patients. Hospice services focus on maximizing the quality of life of terminally ill patients as opposed to curing an illness; as a result, this modality of care is typically a more cost-effective alternative to more
aggressive medical treatment.   An estimated four to eight percent of nursing
facility residents potentially require hospice services. During fiscal year 1996 the Company expanded its hospice initiative by purchasing a 50 percent interest in Heart of America Hospice ("Heart of America") of Kansas City, Missouri. Living Centers' existing hospice operation was combined with Heart of America, which will become Living Centers' hospice provider. Subsequent to September 30, 1996, Living Centers increased its ownership interest in Heart of America to approximately 83 percent.

         Home Health Care. Currently the Company provides home health care through agencies in Tennessee (acquired as part of the 1995 Rehability acquisition) and Corpus Christi, Texas. The Company plans to expand its home health care business through the acquisition and development of agencies in its key markets. The expansion of home health complements the Company's initiative to provide a complete continuum of senior health care in its targeted markets. Additionally, these home care businesses will be potential customers for Living Centers' rehabilitation therapy and pharmacy operations. At September 30, 1996, the Company was negotiating a letter of intent to acquire Colorado HomeCare which was executed subsequent to year end. The locations of this home health care provider's operations complement the Company's long-term care operations in Colorado.

         Geriatric Physician Management Services. Effective September 30, 1996 the Company purchased a 75 percent interest in American Geriatric Management Services, Inc. ("AGMS"). AGMS is a management services organization created to provide support services, record keeping, administrative management, budget development, and managed care contracting services to geriatric and long-term care physician group practices. Geriatric and long-term care physicians whose professional practices to be managed by AGMS make their professional medical services available on-site at skilled nursing, nursing, subacute, hospice and assisted living facilities. The Company expects that its association with AGMS will assist in expanding the complex care capabilities of its facilities. Living Centers intends to participate in the development of several regionally concentrated management service organizations which will provide services to long-term care physicians in the Company's key geographic markets. The Company believes that its association with AGMS will enable it to expand physician coverage at its long-term care facilities, thereby increasing the level and quality of services provided. This association should therefore make the Company more attractive to managed care providers.

         Living Centers - DevCon Divestiture. In September 1996, Living Centers divested its Living Centers - DevCon, Inc. subsidiary ("DevCon") which provided training and habilitation services to individuals with mental retardation and developmental disabilities (see Note 2 to the Consolidated Financial Statements). DevCon operated over 80 centers and group homes with approximately 400 beds in Florida and 1,750 beds in Texas and relied primarily on Medicaid for reimbursement. In recent years the revenues for this operation had grown at a slower rate than those associated with the Company's skilled nursing business. This divestiture is consistent with the Company's strategy of focusing on its senior health care services business.

         LONG-TERM CARE -- BUSINESS STRATEGY. The Company's strategy is to utilize its long-term care facilities as a platform to deliver a comprehensive array of senior health care services. As a consequence, the Company seeks to control the significant components of its care continuum, while diversifying its sources of revenue and positioning itself to be responsive to a variety of
payors.   Through the provision of cost-effective quality care, the Company believes that it can enhance profitability. Several current focuses of the long-term care group are as follows:

         Occupancy Level Increase. During fiscal year 1996, the Company significantly invested in the development of a Marketing and Managed Care Department, led by a Corporate Vice President of Marketing, to assist the facility-based staff to increase the occupancy of Living Centers' long-term
facilities.   Several new systems, including a comprehensive facility level training program and a demographic mapping system, are in the process of implementation which will enhance census development and retention. Due to the significant fixed cost component within the Company's long-term care business, marginal increases in a facility's occupancy are typically disproportionately more profitable.

         Assisted Living Expansion. Currently the Company has eleven assisted living facilities in various phases of development. This development is targeted for markets where Living Centers already has a presence with skilled nursing facilities. The residents of these assisted living centers will have the option to choose Living Centers' skilled nursing facilities when their needs for care increase. Additionally, these assisted living centers provide an additional customer base for the Company's institutional pharmacy and rehabilitation services businesses as well as for certain emerging service lines such as home health and geriatric physician management services.

         Hospice Care Expansion. A major initiative for the Company over the next several years is to expand the coverage of its hospice care capabilities within its key markets. Currently, hospice services are provided at approximately 140 of the Company's facilities by more than 100 different hospice providers. The Company's strategy is to offer Heart of America Hospice services in Living Centers' targeted markets as an alternative provider to these current third party providers. The Company's objective is to capture a meaningful portion of the hospice services provided within its long-term care facilities by offering the availability of consistent, quality hospice services to its residents.

         Complex Care Capability Enhancement. Typically, higher acuity, more complex services command higher fees and often times are more profitable. Furthermore, the provision of these services in a skilled nursing facility can be more cost-effective than in a hospital based acute care environment. The Company continually reviews its ancillary service offerings in an effort to serve the complex care needs of the patient population within its service areas. Closely aligned with this objective is Living Centers' recent acquisition of a controlling interest in American Geriatric Management Services, which will enhance complex care capabilities.

         Managed Care Positioning. Managed care payors require services for their members that encompass Living Centers' service and business lines. The Company's Corporate Director of Managed Care is responsible for all aspects of relationship management with this emerging payor including responsibility for moving the managed care patient seamlessly along Living Centers' continuum of care. The Company has increased its managed care contracting capabilities and has created a system which allows the centralized case management of these patients within targeted markets. The Company is in the process of enhancing its management information systems to better accommodate additional needs of this payor; these enhancements will include the development and implementation of patient outcome systems.

         Facility Portfolio Optimization. The Company continuously reviews its existing long-term franchise area for facility expansion opportunities including the construction of new facilities. Additionally, acquisition opportunities within Living Centers existing geographic markets are analyzed. Furthermore, Living Centers continuously reviews its portfolio of long-term care centers for facilities which no longer meet the Company's operating, financial, or strategic objectives. During fiscal year 1996, the Company divested or closed six long-term care facilities, not including the divestiture of Living Centers - DevCon. The Company prefers to own rather than lease its long-term care facilities. During fiscal year 1996, the Company converted five leases to owned facilities.


REHABILITATION THERAPY SERVICES GROUP

         In June 1995, the Company acquired Rehability Corporation ("Rehability") which became the foundation for the rehabilitation services group of the Company. In July 1995, the Company acquired MedTherapy Rehabilitation Services, Inc., as part of its merger with The Brian Center Corporation. In August 1995, the Company acquired Therapy Management Innovations, Inc. These three entities were subsequently combined to form the Company's rehabilitation services group which operates through its subsidiaries as American Rehabilitation Services, Inc. (including its subsidiaries "ARS"). During fiscal year 1996, Living Centers re-organized ARS into four distinct operating divisions aligned along service lines as opposed to the previous organization which was largely along geographic lines. The ARS service continuum includes nursing facility based rehabilitation, outpatient clinics, hospital rehabilitation management, and therapy management consulting. The following describes these four operating divisions:

         American Therapy Services.   American Therapy Services ("ATS") employs
licensed therapists to provide physical, occupational, and speech therapy to nursing facility residents through contracts with over 600 skilled nursing facilities throughout the United States (approximately 500 of which are unaffiliated with the Company). The ultimate payor for these services is typically Medicare; in some instances ATS invoices the skilled nursing facility which in turn bills Medicare, in other instances ATS invoices Medicare directly.

         Rehability Centers. Rehability Centers operates approximately 134 outpatient rehabilitation clinics in 19 states and provides home health services through its agencies located in Tennessee and Texas. The primary focus of the clinics is rehabilitation services related to occupational and sports injuries. The primary payor for these services is typically private employers (or their insurance carriers) for benefits associated with occupational injuries or worker's compensation claims.

         Rehability Hospital Services. Rehability Hospital Services manages approximately 50 hospital rehabilitation departments on a contract basis.

         Therapy Management Innovations. Therapy Management Innovations ("TMI") provides a variety of rehabilitation management consulting services to subacute and long-term care facilities. These consulting services focus on enhancing the quality of rehabilitation therapy and include supervision of clinical procedures, documentation and billing protocols, as well as monitoring of patient outcomes. Prior to the TMI acquisition, TMI managed substantially all of the Company's rehabilitation therapy programs in its long-term care services group.

REHABILITATION THERAPY SERVICES -- BUSINESS STRATEGY. Concurrent with the reorganization of ARS during 1996, ARS' financial and management information systems were modified to support this service line configuration. Several current focuses of this business group are as follows:

         Clinic and Contract Therapy Performance Monitoring.   The enhanced
financial systems now in place provide management the capability to monitor the financial and operating performance of individual clinics and contract therapy contracts. Based upon this information, the Company can better manage its portfolio of both outpatient clinics and therapy contracts. During fiscal year 1996 ARS closed approximately 30 clinics that no longer met the Company's financial or operating objectives. Additionally, during the fiscal year, ARS terminated over 100 nursing home contracts which did not meet the Company's performance objectives. This portfolio management process is ongoing.

         Overhead Reduction. During the year, as part of the service line re-alignment process, ARS streamlined its operations. This process resulted in the elimination of approximately 325 full time equivalent employees, representing 9% of ARS's work force. Most of these eliminated positions were non-revenue producing. ARS is in the process of centralizing its collection and billing functions; previously these functions were field based at approximately 100 locations nationwide. This process was completed for the ATS division during the fourth quarter of fiscal year 1996 and is expected to be completed for the balance of the ARS divisions during fiscal year 1997. The Company believes that this initiative will reduce overhead costs and improve the receivable collection process.

         Therapist Productivity Improvement. This tactical initiative has two objectives. First, ARS has open positions for therapists, many of which relate to additional available contracts with Living Centers' facilities, where rehabilitation services are provided by third party contractors. To address therapist recruiting, ARS has significantly enhanced its capabilities and intensified its recruiting activities. Second, until late in fiscal year 1996 when new management information systems were introduced, the Company was unable to monitor therapist productivity. Currently, approximately 60% of Living Centers' contract therapy needs are being serviced by ATS. The Company's objective for fiscal year 1997 is to further increase this internal penetration.

         Third Party Sales Improvement.   With the realignment of ARS'
operations complete, the four business lines can refocus on marketing these programs to nonaffiliated entities. ARS continues to review and evaluate its continuum of rehabilitation services for service and product line development opportunities. The Company believes that there exists cross-selling opportunities for its ancillary service lines. The same types of customers procure services from the ATS and TMI divisions, and American Pharmaceutical Services; however these customers are largely unrelated.


PHARMACEUTICAL SERVICES GROUP

         American Pharmaceutical Services ("APS"), the institutional pharmaceutical services group of the Company, specializes in meeting the needs of health care providers in subacute and long-term care settings by providing pharmaceutical supplies and programs. APS and its subsidiaries provide services and products to approximately 1,000 long-term care centers (800 of which are unaffiliated with Living Centers) with more than 100,000 long-term care beds through 31 full-service institutional pharmacies. APS provides pharmacy dispensing, infusion therapy and specialty patient care products such as urologicals, wound care products and other ancillary supplies. APS also offers a comprehensive array of services and supplies to meet the needs of patients with higher acuity levels, such as intravenous (IV) and enteral therapy. In 1996, APS expanded its product line to include respiratory therapy and orthotic supplies and services. In addition, APS provides pharmacy consulting services, specializing in long-term care drug regimen reviews, medication procedures and regulatory monitoring. APS provides full clinical support for its products through long-term care facility staff education and quality assurance programs.

         PHARMACEUTICAL SERVICES -- BUSINESS STRATEGY. APS is the fastest growing of Living Centers' three business groups. Revenue increases have been derived from both internally generated sales as well as through acquisitions. Internally generated sales include adding new customer accounts as well as selling additional products and services to existing customers. Approximately 25% of APS's revenue base is derived from Living Centers' facility base with the balance associated with non-affiliated third party customers. Correspondingly, APS has effectively penetrated Living Center's long-term care facility franchise, fulfilling approximately 90% of its pharmaceutical service requirements. While APS' franchise area covers 21 states, its operations are concentrated largely in the same states where Living Centers operates facilities. The Company believes that APS is the largest long-term care institutional pharmacy provider in the states of Arizona, Colorado, Florida, Texas and North Carolina. Several current focuses of this business unit are as follows:

         Acquisition Integration. Since September 1994, when APS became a wholly-owned subsidiary of the Company, APS has acquired 12 institutional pharmacy-related businesses with 22 branch operations, six of which were added through the acquisition of Allied Pharmacy Management in September 1996.
During fiscal year 1997, APS will continue to integrate the operations added in fiscal 1996 in order to realize operating efficiencies.

         Internal Growth Continuation. APS will continue to focus on internal growth by expanding product lines and adding new accounts.

         Purchasing Power and Overhead Leverage. APS purchases significant volumes of pharmaceutical products and has initiated a centralized purchasing program designed to lower its product procurement costs. APS has also developed and is implementing a preferred drug list (formulary) primarily directed at the geriatric population it serves. This program is expected to assist APS reduce its product procurement cost. Furthermore, as APS continues to grow its revenues, there exists opportunities to more efficiently leverage overhead costs.

         Targeted Acquisitions. The Company expects to continue to grow externally through acquisition and continuously reviews institutional pharmacy and pharmacy-related acquisition candidates. These potential opportunities could be within markets where APS already has a presence, or within new markets not currently served by the Company. APS' strategy is to be a significant provider in the markets in which it operates as an institutional pharmacy provider.


SOURCES OF REVENUE

         The Company derives its net revenues from Medicaid, Medicare and private pay sources. As of September 30, 1996, distinct part units in 191 of the Company's 206 long-term care centers were certified to participate in the Medicare program.

         The Company classifies as private pay revenue all of the payments and receivables from individuals who pay directly for services without governmental assistance and revenues from managed care companies, commercial insurers, health maintenance organizations and other charge-based contracted payment sources. Veterans Administration payments are also included in private pay revenue and are received pursuant to renewable contracts negotiated periodically.

         For a summary of the approximate percentages of total resident revenues derived from the various sources of payment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GOVERNMENT REGULATION

         Various aspects of the Company's business are regulated by the federal government and by the states where the Company has operations. Regulatory activities affect the Company's business activities by controlling its growth, requiring licensure and certification for its facilities and health care services, and controlling reimbursement for services provided. The Company believes it is in substantial compliance with these regulatory requirements, but there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to do so.

         MEDICARE AND MEDICAID. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The program is divided into Part A and Part B, each of which has separate rules and requirements and separate funding sources. Medicare Part A, the Hospital Insurance Program (42 U.S.C. Section 1395c et seq.) Is financed primarily through mandatory taxes on workers' wages. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C. Section 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and pay 20 percent of the Medicare allowable charge as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part B.

         The Medicare program is administered by the Health Care Financing Administration (HCFA) of the U.S. Department of Health and Human Services
(HHS). HCFA adopts regulations, and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/Blue Shield plans which contract with the Secretary of HHS to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, HCFA regulations, HCFA transmittals, and the program manuals.

         Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation.

         The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. The federal and state governments share the costs of such aid pursuant to statutory formulae. The Secretary of HHS has primary federal responsibility for administering the Medicaid program. The responsibility has been delegated to HCFA, whose Medicaid Bureau carries out this delegation. States are not required to participate in the Medicaid program. States which choose to participate, however, must administer their Medicaid programs in accordance with federal law, the implementing regulations
and policies of the Secretary and their approved state plans.    A state
becomes eligible to receive federal funds by submitting to the Secretary a state plan for medical assistance. The federal Medicaid statute establishes minimum standards for state plans in such areas as administration, eligibility, coverage of services, quality and provision of services, and payment for services. States have significant latitude, within these standards, to determine the mix of services and structure of their state Medicaid programs. The state plan must be amended by appropriate submission to the Secretary whenever necessary to reflect changes in federal statutes, regulations, policies, court decisions, or material changes in any phase of state law, policy, or operations.

         All of the Company's nursing facilities, assisted living facilities, home health and hospice agencies, pharmacies, and rehabilitation clinics, and rehabilitation clinics are licensed under applicable state law and are certified or approved (other than its assisted living facilities) as providers or suppliers under one or more of the Medicare or Medicaid programs, as applicable. Licensure and certification standards may vary from jurisdiction to jurisdiction, but generally focus upon physical environment and plant safety, administration, staffing and personnel, professional and support services, patient rights, and quality. Once a facility or service provider becomes licensed and certified, it must continue to comply with federal, state and local license requirements in addition to local building and life-safety codes.

         Long term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations effective October 1, 1990, pursuant to the Omnibus Budget Reconciliation Act of 1987, obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment, and administration. Survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA regulations effective July 1, 1995. The requirements include (I) that surveys focus on residents' outcomes of care and (ii) that all deviations from participation requirements will be considered deficiencies, but that all deficiencies will not constitute noncompliance. The regulations identify alternative remedies against facilities and specify the categories of deficiencies for which they will be applied. These remedies include: temporary management; denial of payment for new admissions; denial of payment for all residents; civil money penalties of $50 to $10,000 per day of violation; facility closure and/or transfer of residents in emergencies; directed plans of correction; and directed in- service training.

         The facilities and service providers operated by the Company's subsidiaries in the normal course of business are subject to annual inspections
and complaint investigations.   The Company has developed a management system
to test compliance with the various standards and requirements, including training on regulatory requirements, and initiating and maintaining on-going quality assessment and improvement programs. The Company believes that its facilities and service providers are in substantial compliance with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such review, either takes appropriate corrective action or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility or provider service into compliance. Under certain circumstances, however, such as repeat violations or perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or provider, including the imposition of monetary fines, or the threatened decertification of a facility or provider from participation in the Medicare and/or Medicaid programs, or licensure revocation. While in certain instances facilities or providers have been fined, decertified, or had licensure sanctions imposed, the Company has been able to reinstate the certifications and satisfactorily resolve the fines and licensure sanctions. No such enforcement action against a facility or provider has had a material adverse impact on the Company. In all cases during fiscal year 1996, cited deficiencies were remedied before any facilities or providers were decertified or threatened licensure sanctions became effective.

         Medicare and Medicaid reimbursements are generally determined from annual cost reports filed by the Company which are subject to audit by the respective agency administering the programs. The Company believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from audits to these cost reports. Adjustments to the Company's cost reports have not had a material adverse effect on the Company's operating results.

         The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute contains exceptions for certain discounts, group purchasing organizations, employment relationships, waivers of coinsurance by community health centers, health plans, and practices defined in regulatory safe harbors. Pursuant to the "Health Insurance Portability and Accountability Act of 1996", effective January 1997, Congress has expanded the sanctions applicable to health care fraud.

         False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

         The Ethics in Patient Referrals Act, ("Stark I"), effective January 1, 1992, generally prohibited physicians from referring Medicare patients to clinical laboratories for testing, if the referring physician (or a member of the physician's immediate family) had a "financial relationship", through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity for the furnishing of a list of "designated health services" including physical therapy, occupational therapy, home health services, and others. If such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties.

         Other provisions in the Social Security Act authorize other penalties, including exclusion from participation in Medicare and Medicaid, for various billing-related offenses. HHS can also initiate permissive exclusion actions for such improper billing practices as submitting claims "substantially in excess" of the provider's usual costs or charges, failure to disclose ownership and officers, or failure to disclose subcontractors and suppliers. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been disbarred, suspended or are ineligible, or have been voluntarily excluded, from participating in federal contracts. A principal has been defined as an officer, director, owner, partner, key employee or other person with primary management or supervisory responsibilities.
         The Company expects that business practices of providers and financial relationships between providers will be subject to increased scrutiny as health care reform efforts continue at federal and state levels. Although the Company has contractual arrangements with some health care providers, the Company believes that its practices are not in violation of these federal and state prohibitions. The Company cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on its business.

         In the summer of 1995, a major anti-fraud demonstration project, "Operation Restore Trust", was announced by the OIG. A primary purpose for the project is to scrutinize the activities of health care providers who are reimbursed under the Medicare and Medicaid programs. Initial investigative efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois, California, and Louisiana. With the exception of Louisiana, the states were targeted because they collectively compromise 40% of Medicare and Medicaid beneficiaries. The OIG has issued, and will continue to issue, special Fraud Alert bulletins identifying "suspect" characteristics of potentially illegal practices by providers, and illegal arrangements between providers. The bulletins contain Hot Line numbers and encourage Medicare beneficiaries, health care company employees, competitors, and others to call to report suspected violations. The OIG has indicated it is specifically looking for evidence of excessive services to residents in nursing home, "drop shipments" of supplies for a resident that has not been properly assessed, billing for services not rendered, billing for equipment or supplies which were not used, the use of untrained staff, falsified plans of care, forged physician signatures, and kickbacks. Identified problems will result in increased audit scrutiny, letter inquiries or subpoenas for data and records, and onsite investigations. Enforcement actions could include criminal prosecutions, or suit for civil penalties, and/or Medicare program exclusion. While the Company does not believe that it is in violation of any such laws or is the target of any such investigation, there can be no assurance that substantial amounts will not be expended to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with the anti- fraud provisions, the Company could be materially adversely affected. The Company is unable to predict the effect of future administrative or judicial interpretations of these laws, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company.
There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Company's practices.

         CERTIFICATE OF NEED. Certificate of Need ("CON") statutes and regulations control the development and expansion of health care services and facilities in certain states. The CON process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval must be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the facility, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the facility's license and adverse reimbursement action. Most states in which the Company operates have adopted CON or similar laws that regulate the locations operated
by the Company's subsidiaries, and/or the services provided.   Some states,
however, including, but not limited to Colorado, Texas, and Wyoming, do have other state laws which control the addition of nursing facility beds in a service area. CONs or other approvals may be required in connection with the Company's future acquisitions and/or expansions. There can be no assurance that the Company will be able to obtain the CONs or other approvals necessary for any or all such projects.

         ENVIRONMENTAL LAWS. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with those laws or the regulations promulgated thereunder could subject an entity covered by these laws to fines, criminal penalties and other enforcement actions. The Company has developed policies with respect to the handling and disposal of medical, infectious and hazardous waste to assure compliance by each of its centers with those laws and regulations. The Company believes that it is in material compliance with applicable laws and regulations governing medical, infectious and hazardous waste.

         OSHA. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on the Company with regard to protecting employees from hazards in the workplace, including exposure to blood-borne pathogens. The Company cannot predict the frequency of compliance monitoring or enforcement actions that it may be subject to by governing agencies and there can be no assurance that the regulations will not adversely affect the operations of the Company and other long-term care providers.

         WORK OPPORTUNITY CREDIT. The targeted jobs credit expired on December 31, 1994. The 1996 Small Business Act (P.L. 104-188), Section 1201, replaced the targeted jobs credit under Section 51 with the work opportunity credit.
The credit is available on an elective basis for employers hiring individuals from one or more of eight targeted groups, and generally, is equal to 35% of qualified first-year wages. However, no credit is allowed for wages paid unless the individual is employed by the employer for at least 180 days or 400 hours. In addition, the individual is not treated as a member of a targeted group unless certification requirements are met. The credit is available for wages paid or incurred to a qualified individual who begins work for an employer after September 30, 1996, and before October 1, 1997.

COMPETITION

         The long-term health care industry is segmented into a variety of competitive areas which market similar services. These competitors include nursing homes, hospitals, extended care centers, retirement centers and communities, and home health and hospice agencies. The Company's centers historically have competed on a local basis with other long-term care providers, and the Company's competitive position has varied from center to center within the various communities it serves. During fiscal year 1996, however, the Company invested in the development of a Marketing and Managed Care Department, led by a Company Vice President of Marketing to assist facilities-based staffs increase the occupancies of the Company's long-term care centers. Several new systems are in the process of implementation which are designed to enhance census development and retention. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the long-term care centers and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company's centers that is covered by Medicaid and Medicare and the location of the centers significantly affect a center's competitive position in its market. Competition in the institutional pharmaceutical and the rehabilitation services markets ranges from small local operators to companies which are national in scope and distribution capability. The Company cannot assure that its marketing initiative and the implementation of marketing systems will result in significant increases in census at its long-term care centers.

CAUTIONARY STATEMENTS

         Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

         The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

         (i) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the form of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

         (ii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from nongovernmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non government payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and nongovernmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

         (iii) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the delicensing of facilities owned, leased or operated by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs could have a material adverse effect upon the operations of the Company.

         (iv) There can be no assurance that the Company will be able to continue its substantial growth or be able to fully implement its strategy to develop and its business strategies for its long-term care, pharmaceutical, or rehabilitation therapy services groups.

EMPLOYEES

         The Company employs approximately 29,000 individuals, including approximately 5,000 registered and licensed practical nurses, 10,000 nursing assistants, over 2,000 therapists, 200 pharmacists and 1,500 employees who work at the corporate and field offices.

ITEM 2.               PROPERTIES

         As of September 30, 1996, Living Centers operated 206 long-term care and assisted living centers with 23,746 licensed beds in 13 states. The Company's lease arrangements for its long-term care centers are generally "triple net" leases, as is typical in the industry, whereby the Company rather than the landlord is responsible for all property taxes, insurance coverages and maintenance on the property. The average remaining life of the leases, including renewal options exercisable solely by the Company, is 11.8 years. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The centers are generally refurbished or remodeled on a five to seven-year cycle.

         The following table lists, at September 30, 1996 by state, the total number of licensed beds and the number of centers owned, leased and managed by the Company. Licensed beds represent the number of beds for which a license has been issued and may vary from the actual beds available for use.

                             OWNED            LEASED            MANAGED               TOTAL
                        --------------    --------------     --------------      --------------
STATE                   CENTERS   BEDS    CENTERS   BEDS     CENTERS   BEDS      CENTERS   BEDS
Texas                      51    5,854      42     4,656         1     120         94     10,630
North Carolina             29    3,429       3       458         1      91         33      3,978
Colorado                   18    1,902       8       819        --      --         26      2,721
Louisiana                  --       --       6     1,260        --      --          6      1,260
Georgia                     2      270       6       706        --      --          8        976
Alabama                     7      820      --        --        --      --          7        820
Arizona                     2      215       5       545        --      --          7        760
Nebraska                    7      612      --        --        --      --          7        612
Florida                     2      295       1       266         1      51          4        612
Wyoming                     3      385       2       140        --      --          5        525
South Carolina              2      265      --        --         1     120          3        385
Virginia                   --       --       5       343        --      --          5        343
Mississippi                 1      124      --        --        --      --          1        124
                         ----   ------      --     -----       ---     ---        ---     ------
        Total            124    14,171      78     9,193         4     382        206     23,746
                         ===    ======      ==     =====       ===     ===        ===     ======


Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. See Note 5 to the Consolidated Financial Statements. The Company regularly reviews its portfolio of properties and intends to divest those centers which it believes do not meet patient care or financial performance standards.

In addition to long-term care centers, at September 30, 1996 the Company operated 134 outpatient rehabilitation clinics in 19 states and 31 institutional pharmacies in 11 states, as follows:



                                                           OUTPATIENT INSTITUTIONAL
                             STATE                          CLINICS    PHARMACIES
             Alabama  . . . . . . . . . . . . . . . . .        --           1
             Arizona  . . . . . . . . . . . . . . . . .         1           2
             California . . . . . . . . . . . . . . . .         5          --
             Colorado . . . . . . . . . . . . . . . . .        --           2
             Connecticut  . . . . . . . . . . . . . . .         3          --
             Florida  . . . . . . . . . . . . . . . . .        15           9
             Georgia  . . . . . . . . . . . . . . . . .         1           1
             Illinois . . . . . . . . . . . . . . . . .        --           1
             Indiana  . . . . . . . . . . . . . . . . .        --           1
             Iowa . . . . . . . . . . . . . . . . . . .         1          --
             Kansas . . . . . . . . . . . . . . . . . .        11          --
             Kentucky . . . . . . . . . . . . . . . . .         1          --
             Louisiana  . . . . . . . . . . . . . . . .         6           2
             Maryland . . . . . . . . . . . . . . . . .         3          --
             Mississippi  . . . . . . . . . . . . . . .         8          --
             Nevada . . . . . . . . . . . . . . . . . .         1          --
             New Jersey . . . . . . . . . . . . . . . .        --           1
             North Carolina . . . . . . . . . . . . . .        21           2
             South Carolina . . . . . . . . . . . . . .        10          --
             Tennessee  . . . . . . . . . . . . . . . .        10          --
             Texas  . . . . . . . . . . . . . . . . . .        28           9
             Virginia . . . . . . . . . . . . . . . . .         7          --
             Washington . . . . . . . . . . . . . . . .         1          --
             Wyoming  . . . . . . . . . . . . . . . . .         1          --
                                                               --          --
                 Total  . . . . . . . . . . . . . . . .        134         31
                                                               ===         ==

         Substantially all of the Company's outpatient rehabilitation clinics and institutional pharmacy facilities are leased under "triple net" leases. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. In connection with the Rehability acquisition, the Company adopted a restructuring plan in which it expects to close a total of 30 outpatient rehabilitation centers prior to March 31, 1997. See Note 9 to the Consolidated Financial Statements.

         Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. See Note 5 to the Consolidated Financial Statements. The Company regularly reviews its portfolio of properties and intends to divest those clinics and/or pharmacies which it believes do not meet quality or financial performance standards.

ITEM 3.               LEGAL PROCEEDINGS

         As is typical in the health care industry, the Company is subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which are greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company has, from time to time, been subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries also subject the Company to risk of litigation. While the Company believes that the ultimate resolution of pending legal proceedings will not have a material adverse effect on the Company's business or financial condition, there can be no assurance that any current or future claims will not have a material adverse effect on the Company's business or financial condition. Although the Company maintains insurance with coverages it deems appropriate in respect of such potential liabilities, there can be no assurance that such insurance will continue to be available at acceptable rates or that claims in excess of the current insurance coverages or claims not covered by insurance will not be asserted against the Company. Moreover, insurance coverage in certain states is not available to cover punitive damages, and proceedings involving claims of punitive damages are pending in certain of those states. See "Liquidity and Capital Resources" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         An attorney in the Civil Division of the United States Department of Justice has advised Living Centers that a complaint under the Civil False Claims Act has been filed, under seal, against BCC and one of its subsidiaries, MedTherapy Rehabilitation Services, Inc. ("MedTherapy"), in the federal district court for the Western District of North Carolina. The Department of Justice has reviewed the sealed complaint and advised counsel for BCC and MedTherapy that the plaintiff alleges, in general, that BCC and MedTherapy caused certain therapists to make improper therapy record entries with respect to therapy screening services and that any claims filed with Medicare for payments which are based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. Under the Civil False Claims Act, any person who knowingly files false claims is liable for treble damages and penalties ranging from $5,000 to $10,000 for each false claim. Because the complaint is under seal, Living Centers does not know the number of claims alleged or the specific factual allegations set forth in the complaint. The Department of Justice has the right to intervene and pursue the claim on behalf of the plaintiff, but has not made a decision on intervention as of the date hereof. If the Department of Justice does not intervene, the plaintiff may continue to pursue the claim individually. BCC and MedTherapy have advised the Department of Justice that, based upon the information disclosed thus far by the Department of Justice, they dispute, and will vigorously contest, the claims of the plaintiff. Although the Company believes, based on discussions with counsel, that the plaintiff's claims are merit less, no assurances can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect upon the Company. Moreover, in connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless Living Centers from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of Common Stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.         EXECUTIVE MANAGEMENT OF THE REGISTRANT

         The following table sets forth certain information concerning executive officers of the Company:

NAME                                                        AGE                    OFFICE HELD
Edward L. Kuntz . . . . . . . . . . . . . . . . . . . .      51   Chairman, Chief Executive Officer, President and
                                                                    Director
Leroy D. Williams . . . . . . . . . . . . . . . . . . .      55   Executive Vice President, Chief  Operating Officer
                                                                    and Director
Charles B. Carden . . . . . . . . . . . . . . . . . . .      51   Executive Vice President and Chief Financial
                                                                    Officer
Donald C. Beaver  . . . . . . . . . . . . . . . . . . .      56   Vice Chairman
Pauline Bonner  . . . . . . . . . . . . . . . . . . . .      47   Area President, Long Term Care Group
Sydney K. Boone, Jr.  . . . . . . . . . . . . . . . . .      51   Vice President, Acquisitions and Development
David W. Budke  . . . . . . . . . . . . . . . . . . . .      33   Vice President, Program Development
James P. Dorn . . . . . . . . . . . . . . . . . . . . .      49   Vice President, Human Resources
Boyd P. Gentry  . . . . . . . . . . . . . . . . . . . .      37   Vice President, Investor Relations and Treasurer
Kelly R. Gill . . . . . . . . . . . . . . . . . . . . .      41   President, Therapy Services Group
Laura Kislowski . . . . . . . . . . . . . . . . . . . .      42   Vice President, Marketing
William R. Korslin  . . . . . . . . . . . . . . . . . .      47   President, Pharmaceutical Services Group
Keith Krein, M.D. . . . . . . . . . . . . . . . . . . .      44   Medical Director and Vice President, Professional
                                                                    Services
John D. Lee, III  . . . . . . . . . . . . . . . . . . .      50   Area President, Long Term Care Group
James L. Martin, Jr.  . . . . . . . . . . . . . . . . .      38   Vice President, Purchasing
Kenneth Morgan  . . . . . . . . . . . . . . . . . . . .      53   Area President, Long Term Care Group
Karuppanna Muthuswamy . . . . . . . . . . . . . . . . .      51   Vice President, Information Services
Susan Thomas Whittle  . . . . . . . . . . . . . . . . .      48   Vice President, General Counsel and Secretary



    There are no family relationships existing among any of the above listed officers. Officers are elected annually and serve at the discretion of the Board of Directors. Each of the executive officers has employment agreements that provide for annual salaries ranging from $113,000 to $500,000 for periods of employment up to 36 months and severance payments of up to 36 months of salary plus certain benefits. The severance arrangements also provide for an additional 12 months of compensation and benefits in the event of a change in control of the Company.

    Mr. Kuntz became Chief Executive Officer and a Director in December 1991, Chairman in January 1992 and President in November 1993. He served as
President until February 1996.   He joined Living Centers as Executive Vice
President in February 1985. Prior to joining the Company, Mr. Kuntz was employed by ARA since 1978 and was general counsel to ARA Living Centers (the predecessor of Living Centers).

    Mr. Williams became Executive Vice President in December 1991 and a Director in January 1992. He was appointed Chief Operating Officer in August
1995, and President in February 1996.   He joined Living Centers in 1978 as
Regional Controller of Living Centers--Eastern Region. From May 1983 to February 1985, Mr. Williams was Financial Vice President for Living Centers--Texas. In March 1985, he was appointed Vice President--Finance and became Senior Vice President--Finance in January 1991.

    Mr. Carden was appointed Executive Vice President and Chief Financial Officer effective October 1996. Previously, he was Chief Financial Officer of Leaseway Transportation Corp. where he was employed for fourteen years. He also has had various supervisory and analytical positions in corporate finance with Ford Motor Company.

    Mr. Beaver was appointed Vice Chairman concurrent with the acquisition by the Company of the outstanding stock of The Brian Center Corporation in July 1995. Previously, Mr. Beaver had been the sole shareholder of The Brian Center Corporation.

    Ms. Bonner became Area President, for the Rocky Mountain Area, in February 1996. She has held various operational positions since joining the Company in 1980, including District Director of Operations and Area Vice President for the Rocky Mountain Area.

    Mr. Boone became Vice President, Acquisitions and Development and Associate General Counsel in November 1993. He had served as Assistant General Counsel since joining the Company in May 1989. Previously, he was in private law practice.

    Mr. Budke became Vice President, Program Development in November 1993. He previously held various marketing and public relation positions at the Company since joining the Company in September 1987.

    Mr. Dorn became Vice President, Human Resources in March 1996. Previously, he was Vice-President - Human Resources for Curtin Matheson Scientific, and has held human resources management positions for over twenty years.

    Mr. Gentry became Vice President, Investor Relations and Treasurer in August 1995. Previously, Mr. Gentry was a Senior Vice President of NationsBank. Mr. Gentry served NationsBank and its predecessors in a variety of corporate finance and corporate banking positions for over 12 years prior to joining the Company.

    Ms. Kislowski became Vice President, Marketing in August 1995. Previously, Ms. Kislowski had significant experience in long-term care sales and marketing positions, most recently with Regency Health Services.

    Mr. Korslin has served as President of APS since May 1994. Mr. Korslin joined APS in July 1987 as General Manager, Enteral Services. From 1989 through 1992, he served as Eastern Area Vice President of APS and, from 1992 to 1994, Mr. Korslin was Senior Vice President in charge of all field operations of APS. He was appointed as a Vice President of Living Centers in September 1995.

    Mr. Lee became Area President, for the Southeast Area in February 1996. He previously held the position of Area Vice President for the Southeast Area since joining the Company in May 1994. Previously, Mr. Lee had held Senior Management positions with long-term care companies located in the Eastern and Southeastern United States.

    Mr. Martin became Vice President, Purchasing in May 1996.   Mr. Martin
joined the Company through the acquisition of The Brian Center Corporation in July 1995, where he had been Controller.

    Mr. Morgan became Area President, for the Texas Area in February 1996. He previously held the position of Area Vice President for the Texas Area since joining the Company in January 1995. Previously, Mr. Morgan had owned and operated long-term care facilities, and held Senior Management positions with long-term care companies located in Texas and the Midwestern United States.

    Dr. Krein became Medical Director and Vice President, Professional Services in November 1989. Previously, he was regional medical director for Spectrum Emergency Care, Inc. (a subsidiary of ARA) from September 1984 until he joined the Company in November 1989.

    Mr. Muthuswamy became Vice President, Information Services in January 1991. Previously, he was Director of Operation Services Development for ARASERVE (an ARA business sector) from March 1978 until he joined the Company in May 1989.

    Ms. Whittle became Vice President, General Counsel and Secretary in September 1993. Previously, she was a partner with the law firms of Clark, Thomas & Winters of Austin, Texas and Wood, Lucksinger & Epstein, a national health care law firm.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS AND SALES PRICES OF COMMON EQUITY SECURITIES

         The Company's common stock is traded on the New York Stock Exchange under the symbol "LCA." The high and low sales prices for each quarter for the last two fiscal years is presented in the table below:

                                          Fiscal Year 1996                        Fiscal Year 1995
                                       -----------------------                --------------------------
                                       High              Low                  High                 Low
            Quarter Ended
            -------------
            December 31                35               25 1/2                34 1/4              29 1/4

            March 31                   41               31 1/2                38 1/4              32 3/4

            June 30                    39 1/4           32 5/8                37 1/2              25 1/4

            September 30               28 1/8           20 3/4                34 7/8              267/16

NUMBER OF STOCKHOLDERS

         As of November 25, 1996 there were approximately 512 owners of record of the Company's common stock.

DIVIDENDS

         The Company has not paid any cash dividends on its common stock since inception and it does not currently anticipate paying any such dividends on the common stock. The Company's Bank Credit Facility and various other note agreements contain covenants which effectively limited the payment of cash dividends as of September 30, 1996 to $24.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following selected financial data are derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The Consolidated Financial Statements give retroactive effect to the acquisition of BCC as though the transaction occurred on September 30, 1990; such transaction has been accounted for using the pooling of interests method of accounting. The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. All dollar amounts are presented in thousands, except per share amounts.

                                                                                YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------------------
                                                      1996             1995                1994            1993            1992
INCOME STATEMENT DATA: (1)
   Net revenues..............................      $ 1,114,491     $   893,869         $  708,873      $  576,140      $  511,838
   Income from operations....................           89,556          57,005(2)          49,468          38,464          30,868
      Interest expense, net..................           12,461          10,817             10,894           8,998          11,001
      Equity earnings/minority interests.....             (156)           (204)             1,603           1,582           1,210
      Net Income.............................           43,180          24,234             26,616          20,899          14,249
   Pro forma taxes(4)........................               --             599                899             899             726
   Pro forma net income(4)...................           43,180          23,635             25,717          20,000          13,523
   Earnings per share........................      $      2.13     $      1.27(3)      $     1.56      $     1.32      $     0.92
   Pro forma earnings per share(4)...........      $      2.13     $      1.24(3)      $     1.51      $     1.26      $     0.87
   Weighted average number of shares
       outstanding (in thousands)............           20,315          19,034             17,080          15,824          15,551
OPERATING STATISTICS:
   Number of centers (end of period).........              206             294                288             267             261
   Average occupancy rate....................             83.9%           85.1%              85.2%           84.3%           84.3%
   Percentage of patient revenues from:
      Private................................             31.9%           25.5%              23.7%           24.0%           25.2%
      Medicare...............................             25.5            23.9               17.5            13.6             9.9
      Medicaid...............................             42.6            50.6               58.8            62.4            64.9
   Percentage operating margin...............              8.0%            6.4%(2)            7.0%            6.7%            6.0%

                                                                                       SEPTEMBER 30,
                                                   ------------------------------------------------------------------------------
                                                      1996             1995                1994            1993            1992
BALANCE SHEET DATA:
   Working capital...........................      $ 101,091       $  34,631           $  14,955       $  15,960       $  17,258
   Total assets..............................        821,734         730,708             525,639         376,248         354,974
   Long term debt, including current portion         276,448         216,910             206,097         135,409         145,956
   Stockholders' equity......................        329,315         303,596             172,018         119,432         105,521
   Total capitalization......................        605,763         520,506             378,115         254,841         251,477

---------------------------

(1) Years prior to 1994 have been restated to reflect the implementation of SFAS 109.
(2) Includes $14.3 million of non-recurring merger and acquisition and related costs associated with the BCC merger. Excluding these non-recurring merger and acquisition and related costs, the percentage operating margin would have been 8.0%.
(3) Excluding non-recurring merger and acquisition and related costs in the amount of $14.3 million, earnings per share and proforma earnings per share would have been $1.93 and $1.90, respectively.
(4) A pro forma income tax provision has been provided to reflect the estimated federal and state income taxes as if all BCC S corporations were taxable entities. See Note 1 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides a diverse range of services in the health care continuum including long-term health care, rehabilitation therapy, and pharmaceutical services. Services provided at the Company's long-term care facilities, which comprise approximately 70% of the Company's total revenue, include long-term nursing services and specialty care services including assisted living services, subacute care, and care for individuals with Alzheimer's disease. The Company is currently expanding or developing additional specialty care services such as hospice care, geriatric physician management services and home health care. See Business - Long-Term Care Services Group. The Company's rehabilitation therapy group provides services to over 600 skilled nursing and other health care facilities, offers therapy program management services to long-term health care companies, and operates approximately 134 outpatient clinics. The pharmaceutical group operates 31 institutional pharmacies and provides services to more than 100,000 long-term health care beds through its various product lines.

     When the Company began its operations as a separate, publicly-traded company in 1992, it provided primarily long-term nursing services. From fiscal year 1992 through fiscal year 1995 it grew rapidly through acquisitions, adding specialty care services, rehabilitation therapy, and pharmaceutical services, as well as additional long-term care facilities. During this period the Company's net revenue increased from $351 million to $894 million and its net income, adjusted for non-recurring merger and acquisition costs in 1995, increased from $10.5 million to $36.1 million. During the fiscal year ending September 30, 1995 the Company completed several significant acquisitions including The Brian Center Corporation ("BCC"), Rehability, and TMI. Accordingly, the fiscal year ended September 30, 1996 was the first year that fully reflected the financial results from all of the Company's major acquisitions. The Company's net revenue for the fiscal year ended September 30, 1996 increased to $1.1 billion and net income, excluding non-recurring items, increased to $45.0 million.

     During the fiscal year ended September 30, 1996, the Company turned its focus to integrating the BCC, Rehability, and TMI operations and divesting its DevCon subsidiary, which provided training and habilitation services to individuals with mental retardation and developmental disabilities. During fiscal year 1996, the Company finalized a plan originating in June 1995 to restructure the operations and exit certain activities of ARS, including closing or downsizing unprofitable clinics and offsite contracts. See Note 9 to the Consolidated Financial Statements. The divestiture of DevCon was completed in September 1996 through the recapitalization and subsequent sale of the majority of DevCon's stock for $47.5 million in cash. The Company's results for the fiscal year ended September 30, 1996 and prior years reflect the inclusion of the DevCon operations. DevCon's net revenue and income from operations for fiscal year 1996 were $47.6 million and $5.7 million, respectively. The Company expects its reported earnings to reflect the effects of this divestiture until the proceeds from the divestiture are reinvested.

     The Company's strategy is to utilize its core long-term care facilities as a platform to deliver a comprehensive array of senior health care services. As a consequence, the Company seeks to control the significant components of its care continuum, while diversifying its sources of revenue and positioning itself to be responsive to a variety of payors. Through the provision of cost-effective quality care, the Company believes that it can enhance profitability. However, future operating performance will continue to be affected by the issues facing the senior health care industry including quality of care, occupancy levels, availability of nursing, therapy and other personnel, adequacy of funding of federal and state reimbursement programs in addition to the Company's continued expansion of its non-nursing home operations and its ability to control costs.

RESULTS OF OPERATIONS

     The following table sets forth data from the statement of income expressed as a percentage of net revenues:


                                                      YEARS ENDED SEPTEMBER 30,
                                                     --------------------------
                                                      1996       1995      1994
Net Revenues:
     Nursing home                                     69.7%      82.6%     94.3%
     Non-nursing home:
        Pharmacy                                      11.4       10.4       4.0
        Therapy                                       18.5        6.6       1.1
        Other                                           .4         .4        .5
                                                    ------     ------    ------
                                                     100.0      100.0     100.0
                                                    ------     ------    ------
Costs and Expenses:
     Salaries and wages                               40.9       40.3      42.0
     Employee benefits                                 8.7        9.1      11.7
     Nursing, dietary, and other supplies              5.4        6.3       6.6
     Ancillary services                               16.9       16.6      11.2
     General and administrative                       15.1       15.1      17.5
     Depreciation and amortization                     3.5        3.5       3.7
     Provision for bad debts                           1.5        1.3        .4
     Life insurance proceeds                           (.2)        --        --
     Gain on sale                                     (2.0)        --        --
     Impairment of long-lived assets                   2.3         --        --
     Other                                              .3         --        --
     Mergers and acquisition cost                       --        1.4        --
                                                    ------     ------    ------

Income from operations                                 7.6        6.4       7.0
Interest expense, net                                  1.1        1.2       1.5
                                                    ------     ------    ------

Income before income taxes and equity earnings/
    minority interest                                  6.5        5.2       5.5
Provision for income taxes                             2.8        2.4       1.9
                                                    ------     ------    ------

Income before equity earnings/minority interest        3.7        2.8       3.6
Equity earnings/minority interest                       --         .1        .2
                                                    ------     ------    ------

Net income                                             3.7        2.8       3.8
Pro forma taxes (unaudited)                             --         .1        .1
                                                    ------     ------    ------

Pro forma net income (unaudited)                       3.7%       2.1%      3.7%
                                                    ======     ======    ======

     Nursing home revenues are derived from two basic sources: routine services $(630.7 million or 81.2 % in fiscal year 1996) and ancillary services $(145.8 million or 18.8 % in fiscal year 1996) and are a function of occupancy rates in the long-term care facilities and the payor mix. Occupancy rates, as identified in the following table, decreased in fiscal year 1996 partially due to an increase in hospital-operated skilled units in key markets. The Company has invested in the marketing and managed care areas and has implemented an aggressive marketing program to increase census and improve quality mix. Years Ended September 30,

                                              Years Ended September 30,
                                          ---------------------------------
                                          1996          1995         1994
Weighted licensed bed count               25,498        26,355       26,617

Total average residents                   21,405        22,428       22,669

Average occupancy                           83.9%         85.1%        85.2%


     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without governmental assistance, managed care companies, commercial insurers, health maintenance organizations, and Veteran's administration contractual payments. Managed care as a payor source to health care providers is expected to increase over the next several years. The Company has increased its managed care contracting capabilities and has created a system which allows the centralized case management of these patients within targeted markets. However, the impact to the Company of this increasing payor source can not be determined at this time.

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. To the extent unfavorable changes in economic conditions impact payments under governmental or third-party payor programs, the Company would be adversely affected. See Business - Government Regulation. Revenues derived from the Company's pharmacy and therapy groups are also influenced by payor mix. The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:

                                              Years Ended September 30,
                                           ------------------------------
                                           1996         1995         1994
Private pay                                31.9%        25.5%        23.7%

Medicare                                   25.5%        23.9%        17.5%

Medicaid                                   42.6%        50.6%        58.8%


     The increasing trend in the percentage of revenues derived from private pay and Medicare sources is attributable primarily to the growth in the Company's pharmacy and therapy operations. The revenue from these operations, which is generated primarily from private pay and Medicare sources, results in a reduction of the percentage of net revenue derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents due primarily to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents.

     The administrative procedures associated with the Medicare cost reimbursement program generally preclude final determination of amounts due the Company until cost reports are audited or otherwise reviewed and settled with the applicable administrative agencies. The Company does not expect any differences between revenue recorded and as finally determined to have a significant effect on the Company's results of operations or financial position. See Note 1 to the Consolidated Financial Statements.

     Costs and expenses, excluding depreciation and amortization, primarily consist of salaries, wages, and employee benefits. Various federal, state, and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact total costs and expenses. See Business-Government Regulation. The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. General and administrative expenses include the cost of the Company's various insurance programs, except worker's compensation. See Note 12 to the Consolidated Financial Statements.

     FISCAL 1996 COMPARED TO FISCAL 1995. Net revenues comprising nursing home and non-nursing home operations totaled $1.1 billion for the year ended September 30, 1996, an increase of $220.6 million or 24.7%, as compared to fiscal 1995. Nursing home operations contributed $38.1 million of the increase which included rate increases of $37.2 million and higher ancillary service billings resulting from the improvement in patient mix, primarily Medicare, of $22.6 million. Divesture of nursing home operations decreased revenue $19.6 million and lower census reduced revenue by $7.6 million. Non-nursing home operations contributed $182.5 million of the increase, consisting of $34.6 million from pharmacy operations, $146.5 million from therapy services and $1.4 million from medical supplies. Acquisitions, primarily Rehability, provided $177.0 million of the $182.5 million increase in non-nursing home revenue.

     Costs and expenses, including non-recurring items totaled, $1.0 billion for the year ended September 30, 1996, an increase of $188.1 million or 22.5%, as compared to fiscal 1995. Acquisitions, primarily Rehability and TMI, were $171.0 million of the increase and divestitures reduced total expenses by $24.3 million. Other increases include payroll and related $(15.8 million) and ancillary services $(28.4 million). The increase in ancillary services corresponds to the increase in ancillary revenue and the higher level of patient acuity as well as an increase in the cost of pharmaceuticals related to higher pharmacy services revenue.

     Non-recurring items reduced total costs and expenses in fiscal year 1996 by $1.1 million compared to the $12.4 million of merger and acquisition costs from the BCC purchase in fiscal 1995. Non-recurring items included a $2.0 million gain from the receipt of life insurance proceeds on the former President of the Rehabilitation Services Group. In addition the Company recognized a $22.5 million gain in September 1996 on the sale of its DevCon operations, which provided training and habilitation services to individuals with mental retardation and developmental disabilities, through the recapitalization and subsequent sale of the majority of DevCon's stock for $47.5 million. The Company also recorded non-recurring charges of $2.9 million primarily related to the closure of its medical supplies business and the write-off of unamortized loan acquisition costs related to the Second Amended and Restated Credit Agreement.

     Non-recurring items also included an impairment loss of $20.5 million related to nursing facilities with current period operating losses and certain other nursing facilities and goodwill where management believed an impairment existed as a result of the regulatory or competitive environment. Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed. See Note 8 to the Consolidated Financial Statements.

     Net interest expense totaled $12.5 million for the year ended September 30, 1996, an increase of $1.6 million or 15.2%, as compared to the same period for fiscal 1995. The increase reflects a full year of interest expense for fiscal 1996 versus three months of interest expense for fiscal 1995 on the additional debt incurred to acquire Rehability.

     The provision for income taxes increased $12.0 million in fiscal year 1996 but resulted in a lower effective tax rate of 43.8% compared to 47.1% in fiscal year 1995. The decrease in non-deductible merger and acquisition costs reduced the effective tax rate by 7.2% while the elimination of the Targeted Jobs Tax Credit, increased non-deductible goodwill amortization, and other items resulted in an increase of 3.9%.

     FISCAL 1995 COMPARED TO FISCAL 1994. Net revenues totaled $893.9 million for the year ended September 30, 1995, an increase of $185.0 million or 26.1%, as compared to fiscal 1994. Nursing home operations contributed $69.7 million of the increase, which includes $18.7 million of acquisitions and approximately $32.4 million in rate increases and improvements in patient mix over the prior period (primarily in the area of Medicaid and Medicare services). Ancillary revenue in the nursing home operations increased approximately $29.7 million due to higher acuity levels and an increase in Medicare patients. Nursing home revenues were lower by $11.1 million due to divestitures. Non-nursing home operations contributed $115.3 of the increase, which includes $68.0 million of pharmacy acquisitions, primarily APS, and $51.2 million in therapy services, primarily Rehability and TMI.

     Costs and expenses totaled $836.9 million for the year ended September 30, 1995, an increase of $177.5 million or 26.9%, as compared to the same period for fiscal 1994. Acquisitions contributed $125.3 million of the increase, which includes acquisitions, primarily APS$(60.0 million), Rehability $(41.2 million), TMI $(5.3 million) and nursing homes $(18.8 million). Other major expense increases included $22.5 million in payroll related expenses, $3.0 million in nursing dietary and other supplies, $19.1 million in ancillary services (primarily from the higher resident acuity level and the increase in the number of Medicare residents in the Company's nursing home operations), $2.4 million in general and administrative expenses and $2.0 million in bad debt expense. All fiscal 1995 expense categories expressed as a percentage of revenues reflect a significant change from fiscal 1994. This percentage shift in expense categories is attributable to the inclusion of APS's cost of products sold in the expense category "operating and administrative" and, to a lesser extent, the lower labor intensity of the APS operation. Non-recurring merger and acquisition and related costs were $14.3 million due to the acquisition of Rehability. Also, divestitures decreased total expenses by $11.1 million.

     Net interest expense totaled $10.8 million for the year ended September 30, 1995, a decrease of $.01 million or .7%, as compared to the same period for fiscal 1994. Interest income from the Company's insurance subsidiary increased and the Company used the proceeds from the February 1995 public offering of Common Stock to retire existing debt. However, the effects of the common stock offering were partially offset by additional debt incurred to acquire Rehability.

     Equity earnings/minority interests incurred a loss of $.2 million for the year ended September 30, 1996, a decrease of $1.8 million, as compared to the same period for fiscal 1994. This decrease is the result of APS recorded as a fully consolidated subsidiary for fiscal 1995 as opposed to an unconsolidated equity investment (49% ownership) for fiscal 1994.

     Net income totaled $24.2 million for the year ended September 30, 1995, a decrease of $2.4 million, or 8.9%, as compared to the same period for fiscal 1994. The decrease reflects the impact of the nonrecurring merger and acquisition and related costs of $14.3 million, most of which is non-deductible for federal income tax purposes. Excluding non-recurring merger and acquisition and related costs, net income would have increased $7.8 million or 27.0% from fiscal 1994.

SEASONALITY

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, the number of work days in the period, and seasonal census cycles.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $21.4 million at September 30, 1996, a $3.5 million increase from September 30, 1995 and working capital was $101.0 million, an increase of $66.5 million during fiscal year 1996. Cash provided by operations was $31.8 million or $34.6 million less than fiscal year 1995. Net income of $43.1 million, non-cash items totaling $44.9 million and an increase in accrued expenses of $17.5 million contributed to the cash provided by operations. The increase in income taxes payable is primarily the taxes due on the gain on the sale of DevCon stock which will be paid in the first quarter of fiscal year 1997. These items were offset by the reduction in accounts payable of $13.8 million due to the timing of payments and an increase in receivables of $69.6 million. The increase in receivables was primarily attributable to acquisitions $(15.6 million), timing of collections on Medicare cost reports and other rate adjustments $(13.1 million), receivables due to LCA Insurance Company, Ltd. (see Note 12 to the Consolidated Financial Statements) from third-party insurance companies $(11.7 million), and an increase in average days outstanding, net of allowance, $(13.0 million).

     Excluding the $47.5 million in proceeds from the disposition of DevCon, cash used in investing activities was $114.2 million in fiscal 1996 compared to $139.9 million in fiscal year 1995. Investing activities in fiscal year 1996 included six pharmacy related acquisitions $(60.3 million), conversion of five previously leased long-term care facilities to an ownership position $(14.8 million), construction of five assisted living facilities and expansion of existing facilities $(13.3 million), the acquisition of a 50% interest in a hospice operation $(2.8 million), and routine capital expenditures. Capital commitments on four assisted living facilities remaining under construction and expansion of existing long-term care facilities totaled $9.6 million at September 30, 1996. These commitments are expected to be funded by cash from operations or the Bank Credit Facility.

     Financing activities provided $38.4 million during fiscal 1996. During the fourth quarter the Company entered into an amended bank credit facility (the "Bank Credit Facility") with a group of banks pursuant to which the banks agreed to provide $500 million to the Company. A complete description of the Bank Credit Facility is included in Note 5 to the Consolidated Financial Statements. Total debt increased $57.4 million as funds were used in investing activities and the purchase of $20.0 million of the Company's common stock in accordance with a share repurchase program. The shares are to be utilized over the next several years to fulfill the Company's obligations under its various employee benefit programs.

     In October 1996 the Company entered into a leasing program, initially totaling $70.0 million, which will be used as the primary funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash.

IMPACT OF INFLATION

     The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation, or the increase in minimum wage requirements effective October 1996, without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Living Centers of America, Inc.

     We have audited the accompanying consolidated balance sheets of Living Centers of America, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14. These consolidated financial statements and schedule are the responsibility of the management of Living Centers of America, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Living Centers of America, Inc. and subsidiaries at September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in the fourth quarter of 1996 the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of SFAS 121.




/s/ ERNST & YOUNG LLP


Houston, Texas
November 25, 1996

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)


                                                                          September 30,
                                                                    ------------------------
                            ASSETS                                     1996          1995
CURRENT ASSETS:
   Cash and cash equivalents                                        $   21,394    $   17,886
   Receivables (less allowances of $22,783 and $16,500)                204,462       151,969
   Notes receivable, net                                                 3,756         3,403
   Receivable from affiliates                                               --         2,698
   Supplies                                                             16,582        13,264
   Prepaid expenses                                                      6,450        10,503
   Deferred income taxes                                                19,644        17,264
   Other (including patient trust funds of $3,768 and $4,506)            9,273         9,865
                                                                    ----------    ----------
          TOTAL CURRENT ASSETS                                         281,561       226,852

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                                    359,137       356,725
   Furniture, fixtures and equipment                                   104,363        92,996
   Leased property under capital leases                                 12,551        13,465
                                                                    ----------    ----------
                                                                       476,051       463,186
   Less accumulated depreciation                                       186,333       169,815
                                                                    ----------    ----------
                                                                       289,718       293,371

GOODWILL, NET                                                          188,508       145,402
RESTRICTED INVESTMENTS                                                  31,040        36,622
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                   3,016           205
NOTES RECEIVABLE, NET                                                   10,780        10,781
OTHER ASSETS                                                            17,111        17,475
                                                                    ----------    ----------
                                                                    $  821,734    $  730,708
                                                                    ==========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt           $   13,746    $   34,981
   Accounts payable                                                     60,210        73,076
   Accrued payroll and related expenses                                 60,089        55,957
   Accrued property taxes                                                4,995         5,131
   Patient trust funds                                                   3,768         4,506
   Accrued income taxes payable                                         16,921         4,534
   Other accrued expenses                                               20,741        14,036
                                                                    ----------    ----------
          TOTAL CURRENT LIABILITIES                                    180,470       192,221

LONG-TERM DEBT, NET OF CURRENT MATURITIES                              262,702       181,929

LONG-TERM INSURANCE RESERVES                                            26,093        22,986

MINORITY INTERESTS                                                         289           604

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                  22,865        29,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $ .01; 4,650,000 shares authorized;
      none issued                                                           --            --
   Series A - Junior participating preferred stock, par
     value $.01; 350,000 authorized and
     reserved; none issued                                                  --            --
   Common stock, par value $ .01; 75,000,000 and 35,000,000
      shares authorized; 20,267,920 shares issued                          203           203
   Capital surplus                                                     228,171       227,099
   Retained earnings                                                   120,733        77,553
   Unrealized loss on securities available-for-sale                        (18)           --
   Treasury stock at cost - 767,053 and 77,109 shares                  (19,774)       (1,259)
                                                                    ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY                                   329,315       303,596
                                                                    ----------    ----------
                                                                    $  821,734    $  730,708
                                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                    Years Ended September 30,
                                            --------------------------------------
                                               1996          1995          1994
NET REVENUES
   Nursing home revenue:
     Net patient services                   $  767,747    $  724,924    $  656,493
     Other                                       8,799        13,556        12,306
   Non-nursing home revenue:
     Pharmacy services                         127,439        92,843        28,574
     Therapy services                          205,785        59,278         7,934
     Medical supplies and other                  4,721         3,268         3,566
                                            ----------    ----------    ----------
                                             1,114,491       893,869       708,873
COSTS AND EXPENSES:
   Salaries and wages                          455,702       360,571       297,509
   Employee benefits                            96,716        82,007        83,231
   Nursing, dietary and other supplies          60,427        55,991        46,505
   Ancillary services                          188,937       148,746        79,195
   General and administrative                  168,333       134,697       123,771
   Depreciation and amortization                39,214        31,158        26,072
   Provision for bad debts                      16,666        11,220         3,122
   Non-recurring items:
       Life insurance proceeds                  (2,015)           --            --
       Gain on sale                            (22,451)           --            --
       Impairment of long-lived assets          20,489            --            --
       Other                                     2,917            --            --
       Merger and acquistion costs                  --        12,474            --
                                            ----------    ----------    ----------
                                             1,024,935       836,864       659,405
                                            ----------    ----------    ----------

          INCOME FROM OPERATIONS                89,556        57,005        49,468

INTEREST EXPENSE, NET:
   Interest expense                             20,128        18,322        16,043
   Interest income                              (7,667)       (7,505)       (5,149)
                                            ----------    ----------    ----------
                                                12,461        10,817        10,894
                                            ----------    ----------    ----------
          INCOME BEFORE INCOME TAXES
             AND EQUITY EARNINGS/MINORITY
             INTEREST                           77,095        46,188        38,574

PROVISION FOR INCOME TAXES                      33,759        21,750        13,561
                                            ----------    ----------    ----------
          INCOME BEFORE EQUITY EARNINGS/
             MINORITY INTEREST                  43,336        24,438        25,013

EQUITY EARNINGS/MINORITY INTEREST                 (156)         (204)        1,603
                                            ----------    ----------    ----------
NET INCOME                                  $   43,180    $   24,234    $   26,616
                                            ==========    ==========    ==========
PRO FORMA DATA (UNAUDITED):
     INCOME BEFORE PRO FORMA TAXES          $   43,180    $   24,234    $   26,616
     PRO FORMA TAXES                                --           599           899
                                            ----------    ----------    ----------
          PRO FORMA NET INCOME              $   43,180    $   23,635    $   25,717
                                            ==========    ==========    ==========
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                  20,315        19,034        17,080
                                            ==========    ==========    ==========
EARNINGS PER SHARE                          $     2.13    $     1.27    $     1.56
                                            ==========    ==========    ==========
PRO FORMA EARNINGS PER SHARE                $     2.13    $     1.24    $     1.51
                                            ==========    ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)


                                              Common Stock                          Unrealized    Treasury  Stock
                                            ---------------   Capital    Retained     Loss on     ----------------
                                             Shares  Amount   Surplus    Earnings    Securities   Shares   Amount    Total
                                             ------  ------  --------   ---------    ----------   ------   ------    ------
BALANCE, SEPTEMBER 30, 1993                  15,941  $ 159   $ 93,058   $  30,591        -         274     $(4,376) $ 119,432

Issuance of stock as partial consideration
   of Vari-Care merger transaction            1,193     12     25,492                                                  25,504

Transaction costs associated with Vari-Care
   merger transaction                                            (349)                                                   (349)

Net income                                                                 26,616                                      26,616

Transfer S corporation earnings, net of
   distributions                                                   (9)          9                                           0

Stockholder distributions                                                  (2,414)                                     (2,414)

Funding of employee benefit
   plans                                                          274                              (55)        870      1,144

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                        103                              (44)        708        811

Issuance of warrants in APS purchase
   transaction                                                  1,274                                                   1,274
                                             ------  -----   --------   ---------      ----        ---    -------   ---------
BALANCE, SEPTEMBER 30, 1994                  17,134    171    119,843      54,802        -         175      (2,798)   172,018

Net income                                                                 24,234                                      24,234

Transfer S corporation earnings, net of
   distributions                                                 (898)        898                                           0

Stockholder distributions                                                  (2,381)                                     (2,381)

Proceeds from additional public offering      2,875     29     99,032                                                  99,061

Issuance of stock as consideration for
   TMI merger transaction                       258      3      8,320                                                   8,323

Funding of employee benefit
   plans                                                          656                              (44)        678      1,334

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                        146                              (54)        861      1,007
                                             ------  -----   --------   ---------      ----        ---    -------   ---------
BALANCE, SEPTEMBER 30, 1995                  20,267    203    227,099      77,553        -          77      (1,259)   303,596

Net income                                                                 43,180                                      43,180

Funding of employee benefit
   plans                                                          736                              (46)        846      1,582

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                        336                              (40)        639        975

Purchase of treasury stock                                                                         776     (20,000)   (20,000)

Unrealized loss on securities
   available-for-sale                                                                     (18)                            (18)
                                             ------  -----   --------   ---------        ----      ---     -------  ---------
BALANCE, SEPTEMBER 30, 1996                  20,267  $ 203   $228,171   $ 120,733        $(18)     767    $(19,774) $ 329,315
                                             ======  =====   ========   =========        ====      ===     =======  =========

   The accompanying notes are an integral part of these financial statements.

            LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollars in thousands)


                                                                           Years Ended September 30,
                                                                  --------------------------------------
                                                                     1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $   43,180    $   24,234    $   26,616
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                               39,214        31,158        26,072
          Income taxes deferred                                       (9,141)       (3,429)       (9,409)
          Equity earnings/minority interest                              156           204        (1,603)
          Provision for bad debts                                     16,666        11,220         3,122
          Gain on sale                                               (22,451)           --            --
          Impairment of long-lived assets                             20,489            --            --
          Additions to asset valuation reserve                            --            --         4,998
   Changes in noncash working capital:
          Receivables                                                (69,634)      (35,387)      (16,729)
          Receivable from affiliates                                   2,698          (844)        1,925
          Supplies                                                      (519)          258          (863)
          Prepayments, including insurance                             4,053        (4,106)          175
          Other current assets                                          (221)       (2,073)       (1,923)
          Accounts payable                                           (13,774)       34,194         4,706
          Accrued expenses and other current liabilities              17,465         8,860        (1,241)
   Changes in other noncurrent liabilities, primarily insurance        2,694           756         7,999
   Other                                                                 933         1,389         1,588
                                                                  ----------    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             31,808        66,434        45,433

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions and investments                                      (68,710)      (87,602)      (91,216)
   Purchases of property and equipment                               (53,366)      (38,946)      (23,473)
   Proceeds from sale of DevCon                                       47,500            --            --
   Disposals of property, equipment and
          other assets                                                 2,690         7,022         8,533
   Restricted investments                                              5,564       (19,822)      (16,200)
   Additions to notes receivable                                      (1,519)       (3,488)      (22,507)
   Collections on notes receivable                                       981         3,173        21,905
   Other                                                                 209          (198)       (2,862)
                                                                  ----------    ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                                (66,651)     (139,861)     (125,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        1,469       219,342       120,835
   Net draws under credit line                                       194,615         1,955        10,000
   Repayment of long-term debt                                      (138,708)     (247,461)      (66,466)
   Proceeds from additional public offering                               --        99,061            --
   Issuance of warrants for APS purchase                                  --            --         1,274
   Issuance of common stock for Vari-Care merger                          --            --        25,152
   Purchase of treasury stock                                        (20,000)           --            --
   Shareholder distributions                                              --        (2,381)       (2,414)
   Funding of options under 1992 employee stock
          purchase plan and employee benefit plans                       975         1,007         1,152
                                                                  ----------    ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             38,351        71,523        89,533
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,508        (1,904)        9,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        17,886        19,790        10,644
                                                                  ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   21,394    $   17,886    $   19,790
                                                                  ==========    ==========    ==========



The accompanying notes are an integral part of these financial statements.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Living Centers of America, Inc. (the "Company" or "Living Centers"), engages in the operation of long-term care facilities, specialty health care services, pharmacy and rehabilitation services through its operating subsidiaries. The Company's operations are geographically concentrated and specifically focused in key markets, including Texas, North Carolina, and Colorado. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and exclude all significant intercompany transactions.

     In February 1995, the Company issued an additional 2,875,000 shares of its common stock in an additional public offering. The net proceeds of the transaction, approximately $99.1 million, were used to retire existing debt and for working capital and general corporate purposes.

     Effective July 31, 1995, the Company issued approximately 6,479,000 additional shares of its common stock in a merger transaction with The Brian Center Corporation and 16 related S corporations (collectively the "BCC Entities"). The merger was accounted for using the pooling of interests methodology and the accompanying financial statements have been restated to include the accounts of the BCC Entities as though the transaction occurred on September 30, 1992. See Note 3.

CASH MANAGEMENT

     The Company maintains a centralized cash management system in which cash receipts are transferred daily from facility and ancillary company depository accounts to a cash concentration account. Cash is then used to provide for normal working capital requirements, including reduction of the outstanding credit lines or placement of excess funds in commercial grade investments. To the extent that cash transferred from the facility and ancillary company depository accounts is not sufficient to provide for cash disbursement requirements, a cash advance is obtained from the Bank Credit Facility. See
Note 5. Cash equivalents consist of temporary investments with original maturities of three months or less.

NOTES RECEIVABLE, NET

     Notes receivable, net, aggregating $14.5 million and $14.2 million at September 30, 1996 and 1995, respectively, consist primarily of notes which arose from divestitures of certain operating facilities. These notes, which are generally collateralized by long-term care facilities, have interest rates ranging generally from 5% to 12.25% and maturities through 2012, including approximately $12.5 million due after 1999. Notes receivable, net at September 30, 1996 and 1995, include reserves for potential uncollectible amounts of $3.5 million. Management believes the collateral values are sufficient to recover the net carrying amount of these notes in the event of default.

RECEIVABLE FROM AFFILIATES

     Included in the merger with the BCC Entities (see Note 3) were receivables from various related corporations (which were not part of the merger transaction) and the major stockholder of the BCC Entities. Such receivables originated from services or products provided by the BCC Entities to such corporations or the major stockholder and were repaid during fiscal year 1996.

SUPPLIES

     Supplies, consisting principally of pharmaceutical and medical supplies, are valued at the lower of cost (first-in, first out) or market.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and include interest on funds borrowed to finance construction. Capitalized interest was $.2 million for 1996 and none in 1995 or 1994. Maintenance and repairs are charged to operations currently and replacements and significant improvements are capitalized. Depreciation and amortization are provided over the estimated useful lives of the assets on a straight-line basis as follows:

     Buildings ..............................     25-40 years
     Building improvements ..................     10-15 years
     Furniture, fixtures and equipment.......      3-15 years

GOODWILL, NET

     Goodwill represents primarily an allocation from the Company's previous parent as a result of a management buyout transaction which is amortized on a straight-line basis over 40 years and the excess of purchase price over fair market value of assets acquired in various purchase transactions which is amortized on a straight line basis over 30 years. Accumulated amortization at September 30, 1996 and 1995 was $11.7 million and $5.5 million, respectively. Amortization of goodwill charged to expense was $5.6 million, $2.8 million and $1.2 million for the three years ended September 30, 1996, 1995 and 1994, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     In September 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Goodwill is also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow. See
Note 8.

     Prior to adoption of SFAS 121 the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis.

RESTRICTED INVESTMENTS

     Restricted investments represent cash and other investments that have been designated to pay insurance claims of the Company's wholly-owned insurance subsidiary. The invested funds restricted to pay insurance claims have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at their estimated market value. See Note 4.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Investment in unconsolidated affiliate at September 30, 1996 primarily consists of a 50% owned interest in Heart of America Hospice, LLC, a Kansas-based hospice. This investment is recorded under the equity method of accounting.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     Investment in unconsolidated affiliate at September 30, 1995 consists of a 50% owned interest in Charlotte/Advance, Inc. (a corporation which partially owns and operates three long-term care facilities), which is recorded using the equity method. This investment was sold during fiscal year 1996. At September 30, 1995, the Company also held minority interests in an institutional pharmacy and a joint venture operation in American Rehabilitation Services, Inc. ("ARS"). Both were recorded using the equity method of accounting.

     Prior to September 30, 1994, the Company owned a 49% interest in American Pharmaceutical Services, Inc. ("APS"), which was recorded using the equity method. APS provides nutritional and infusion therapy services, as well as pharmacy services, at selected Company facilities. See Note 3. The Company's equity earnings in APS's net income for fiscal year 1994 was $1.7 million and is reflected as equity earnings in the Consolidated Statements of Income. On September 30, 1994, the Company acquired the remaining 51% of the outstanding stock of APS and the investment in unconsolidated affiliate was eliminated as part of the purchase allocation.

INCOME TAXES

     Noncurrent deferred income taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes and reserves for uninsured losses not deductible in the current period. Current deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes which are expected to reverse within one year. See Note 10.

     The Company filed a consolidated federal income tax return the year ended September 30, 1995 which included pre-merger (non BCC) operations and will continue to file on a consolidated basis for subsequent years. Federal and state income tax payments made (including the BCC Entities) during fiscal 1996, 1995 and 1994 were $31.5 million, $21.2 million and $16.4 million, respectively.

     The various corporations (exclusive of the S corporations) included in the BCC Entities filed consolidated tax returns through the date of the merger. For state income tax purposes, each corporation within the federal consolidated group filed a separate income tax return. The S corporations included in the merger are not subject to income taxes as their attributes flow through to their individual stockholders; accordingly, the accompanying consolidated financial statements do not include a provision for income taxes with respect to the earnings of these entities through July 31, 1995. A pro forma income tax provision has been provided to reflect the estimated federal and state income taxes as if all of the S corporations were taxable entities. This estimate is based on the maximum effective federal and state income tax rates in effect during the years presented. Effective August 1, 1995, all of these corporations became taxable entities and the operations of these companies are included in the consolidated tax return of Living Centers.

 TREASURY STOCK

     During fiscal year 1996, the Company acquired 775,740 shares of treasury stock on the open market for a total cost of $20.0 million. The shares repurchased are primarily intended to be used as part of a plan to fund the employer's contribution to the Company's 401(k) Plan and Deferred Retirement Incentive Plan and to fund employee purchases made under the Company's Employee Stock Purchase Plan. See Note 16.

NET REVENUES

     Revenues are recorded in the period in which services are provided at established rates whether or not collection in full is anticipated. Contractual adjustments and the results of other arrangements for providing services at less than established rates are reported as deductions to arrive at net revenues. Contractual adjustments include differences between established billing rates and amounts estimated by management as reimbursable under various cost reimbursement formulas or contracts in effect. An appropriate provision for bad debt expense is included as an operating expense and a corresponding reserve for doubtful accounts is reflected in net receivables to reduce gross receivables to an amount actually expected to be collected.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)



     The administrative procedures associated with the Medicare cost reimbursement program generally preclude final determination of amounts due the Company until cost reports are audited or otherwise reviewed and settled with the applicable administrative agencies. Normal estimation differences between final settlements and amounts recorded in previous years are generally reported as current year contractual adjustments. The Company does not expect any differences between revenue recorded and as finally determined to have a significant effect on the Company's results of operations or financial position. Medicare revenues represented 26%, 24% and 18% and Medicaid revenues represented 43%, 51%, 59% of net revenue for fiscal years 1996, 1995 and 1994, respectively.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

     In October 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock options. Companies that do not follow the new fair value based method will be required to provide pro-forma disclosures of net income and earnings per share as if the fair-value method of accounting had been applied. The Company is required to adopt SFAS 123 for the year ending September 30, 1997. As the Company expects to retain their current accounting method, SFAS 123 will not have an impact on the Company's results of operation or financial position.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events, they may ultimately differ from actual results.

OTHER

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

NOTE 2.  DIVESTITURES

     In September 1996, the Company completed the divestiture of its DevCon operations, which provided training and habilitation services to individuals with mental retardation and developmental disabilities, through the recapitalization and subsequent sale of the majority of DevCon's stock for $47.5 million in cash. The Company will retain a small ownership interest in the recapitalized company. Proceeds from the divestiture were utilized to reduce debt related to various acquisitions.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


NOTE 3.  ACQUISITIONS

FISCAL YEAR 1996 ACQUISITIONS

     In May 1996, the Company acquired a 50% interest in Heart of America Hospice, a Kansas based hospice company, for $2.8 million in cash.

     In June 1996, the Company acquired certain assets of Lahr Pharmacy, Inc. and related companies for $13.4 million in cash. An additional $3.5 million may be paid in connection with this acquisition if certain predetermined earnings targets are achieved during the subsequent three years. If paid, this additional consideration will be included in goodwill. The Company has not completed the evaluations necessary to determine the final purchase price allocation related to this acquisition.

     Effective September 1, 1996, the Company acquired the stock of Allied Pharmacy Management, Inc., which operates five institutional pharmacies and a home health care business in Florida, for $29.6 million in cash. The Company has not completed the evaluations necessary to determine the final purchase price allocation related to the this acquisition.

     The Company also acquired other previously leased long-term care facilities, institutional pharmacies, and therapy operations as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

FISCAL YEAR 1995 ACQUISITIONS

     On June 30, 1995, Living Centers completed a merger with Rehability Corporation in which it acquired all of the outstanding stock of the company through a cash tender offer of $11.50 per share. In the transaction, the Company paid approximately $88.1 million in cash for the stock and various transaction costs and assumed approximately $36 million in debt. The name of the acquired company was subsequently changed to American Rehabilitation Services, Inc. ("ARS" or "Rehability"). The transaction was recorded using the purchase method of accounting. The allocation of purchase price includes approximately $81.9 million of goodwill which will be amortized over a 30-year period.

     Effective August 1, 1995 the Company issued approximately 258,000 shares of its common stock valued at $8.3 million in exchange for all of the capital stock of Therapy Management Innovations, Inc. and related entities ("TMI"). The transaction was recorded using the purchase method of accounting. The allocation of purchase price includes approximately $7.9 million of goodwill which will be amortized over a 30-year period.

     The following information presents the results of operations on a pro forma basis as though the APS, Rehability and TMI transactions all occurred on October 1, 1993. Information is presented for informational purposes only and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share amounts.

                                                 Years Ended September 30,
                                                ---------------------------
                                                   1995             1994
     Net revenues ..........................    $1,041,228       $  941,297
     Net Income ............................        26,893(a)        25,296
     Earnings per share ....................    $     1.37(a)    $     1.46

-----------

(a) Excluding non-recurring merger and acquisition and other related costs of $14.3 million, net income and earnings per share would have been $38.8 million and $2.02, respectively.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     On July 31, 1995, the Company acquired all of the outstanding stock of The Brian Center Corporation and 16 related S corporations (collectively the "BCC Entities") in exchange for approximately 6,479,000 shares of its common stock in a merger transaction which was accounted for as a pooling of interests. In addition, the Company paid $3.7 million in cash to acquire various minority interests associated with several of the BCC affiliates. The Company used a portion of its bank credit facility to retire approximately $70.0 million of existing debt of BCC. The retained earnings of the S corporations $(1.8 million at July 31, 1995 and $2.6 million at September 30, 1994 and 1993) have been reclassified to Capital Surplus. Financial statements for periods prior to the merger have been restated to reflect the financial position and results of operations of the combined companies as if they had merged on September 30, 1992.

         Separate results of operations of the companies prior to the acquisition are summarized below (in thousands):

                                                      Ten Months     Year
                                                    Ended July 31,   Ended
                                                        1995      September 30,
                                                     (unaudited)     1994
              Net Revenues:
                   Living Centers ...............     $529,405     $498,633
                   The BCC Entities .............      183,127      210,240
                                                      --------     --------
                   Combined .....................     $712,532     $708,873
                                                      ========     ========

              Income From Operations(a):
                   Living Centers ...............     $ 37,310     $ 33,269
                   The BCC Entities .............       10,004       16,199
                                                      --------     --------
                   Combined .....................     $ 47,314     $ 49,468
                                                      ========     ========

              Net Income:
                   Living Centers ...............     $ 20,110     $ 18,718
                   The BCC Entities .............        2,109        7,898
                                                      --------     --------
                   Combined .....................     $ 22,219     $ 26,616
                                                      ========     ========

              Pro Forma Net Income:
                   Living Centers ...............     $ 20,110     $ 18,718
                   The BCC Entities .............        1,510        6,999
                                                      --------     --------
                   Combined .....................     $ 21,620     $ 25,717
                                                      ========     ========

-------------
     (a) Includes merger and acquisition expenses of $4.5 million for Living Centers and $1.3 million for BCC Entities.

     In addition to the above, the Company has acquired other long-term care facilities and five separate pharmaceutical operations as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


FISCAL YEAR 1994 ACQUISITIONS

     On September 30, 1994, the Company completed a transaction in which it acquired the remaining 51% of the common stock of Abbey Pharmaceutical Services, Inc. The name of the acquired company was subsequently changed to American Pharmaceutical Services, Inc. ("APS"). In the transaction, the Company paid $20.5 million in cash and issued warrants to purchase 250,000 shares of common stock of the Company at $35 per share. The Company valued the warrants, which can be exercised anytime within seven years after the transaction closing date, at $1.3 million. The purchase agreement also contemplates the Company's preparing, upon request by Abbey Healthcare Group, Inc. (the previous 51% owner of APS), one registration statement for its resale of such shares. Any such registration statement is to become effective ten days after the filing by the Company of its next annual or quarterly report required to be filed with the Securities and Exchange Commission after such request, and is to remain effective for 60 days. Financing for the transaction was provided through the Company's Bank Credit Facility. The transaction was recorded using the purchase method of accounting. The allocation of purchase price includes approximately $24.8 million of goodwill which will be amortized over a 30-year period.

NOTE 4.  RESTRICTED INVESTMENTS

     Restricted investments at September 30, 1996 and 1995 included the following:

                                                Gross      Gross      Estimated
                                  Amortized   Unrealized Unrealized      Market
September 30, 1995                  Cost        Gains      Losses        Value
------------------                 -------     -------     -------      -------
U. S. Treasury Notes               $14,187     $   122     $  (186)     $14,123
Asset-backed securities              5,859          21         (32)       5,848
Corporate debt securities            2,691          25         (27)       2,689
Mortgage-backed securities           1,401          59          --        1,460
Repurchase Pooling Arrangement       5,892          --          --        5,892
Cash                                 1,028          --          --        1,028
                                   -------     -------     -------      -------
Total                              $31,058     $   227     $  (245)     $31,040
                                   =======     =======     =======      =======




                                                Gross      Gross      Estimated
                                  Amortized   Unrealized Unrealized      Market
September 30, 1995                  Cost        Gains      Losses        Value
------------------                 -------     -------     -------      -------
U. S. Treasury Notes               $15,135     $   432        (605)     $14,962
Asset-backed securities              6,400          59          (7)       6,452
Corporate debt securities            2,701          43         (16)       2,728
Mortgage-backed securities           1,382          94          --        1,476
Repurchase Pooling Arrangement       5,600          --          --        5,600
Cash                                 5,404          --          --        5,404
                                   -------     -------     -------      -------
Total                              $36,622     $   628     $  (628)     $36,622
                                   =======     =======     =======      =======


     Proceeds from sales and maturities of investments were $14.5 million, $3.7 million and none in fiscal years 1996, 1995 and 1994, respectively. Gross gains of $0.1 million, $0.1 million, and none were realized during fiscal years 1996, 1995 and 1994.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     The amortized cost and estimated market value of debt securities at September 30, 1996 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       Estimated
                                          Amortized     Market
                                            Cost        Value
                                           -------     -------
Due after one year through five years      $ 9,664     $ 9,748
Due after five years through ten years       7,216       7,064
                                           -------     -------
                                            16,880      16,812
Cash                                         1,028       1,028
Repurchase Pooling Arrangement               5,892       5,892
Mortgage-backed securities                   1,401       1,460
Asset-backed securities                      5,859       5,848
                                           -------     -------
Total                                      $31,058     $31,040
                                           =======     =======


     The Repurchase Pooling Arrangement is subject to market risk associated with changes in the value of the underlying financial instruments as well as the risk of loss of appreciation if a counter party fails to perform.

NOTE 5.  DEBT

     Long-term debt at September 30, 1996 and 1995 is summarized in the following table (in thousands):

                                                                      September 30,
                                                               ----------------------------
                                                                 1996                1995
Bank Credit Facility....................................       $225,315            $168,950
SouthTrust Bank of Alabama, NA..........................         20,000              20,000
Variable Annuity Life Insurance Company.................         10,000              10,000
NationsBank of Texas, NA................................         10,000                  --
Mortgage notes (6% to 10.75% due
         through 2014)..................................          1,444               1,795
Other notes payable (8% to 10% due
         through 2008)..................................          5,688              11,202
                                                               --------            --------
                                                                272,447             211,947
Obligations under capital leases........................          4,001               4,963
                                                               --------            --------
                                                                276,448             216,910
Less short-term notes payable and current portion ......        (13,746)            (34,981)
                                                               --------            --------
Total long-term debt....................................       $262,702            $181,929
                                                               ========            ========

     Interest paid on the above debt was $19.3 million, $17.7 million and $15.8 million during fiscal years 1996, 1995 and 1994, respectively.

     In February 1992, the Company entered into an agreement (the "Bank Credit Facility") with several banks in which the banks provided financing to the Company. During the last several years, the Bank Credit Facility has been amended and/or restated to provide financing for various purchase transactions. In August, 1996, the Company entered into a Third Amended and Restated Credit Agreement (the "1996 Bank Credit Facility"), pursuant to which the banks agreed to provide $500 million to Living Centers, including a $350 million five-year revolving credit and competitive advance facility (Tranche

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


A) and a $150 million 364-day revolving credit facility with a four-year term out (Tranche B). The Company recorded a non-recurring charge of $0.9 million for the write-off of unamortized deferred financing costs related to the Second Amended and Restated Credit Agreement. See Note 8. The 1996 Bank Credit Facility allows Living Centers to borrow at the base rate in effect at NationsBank of Texas, N.A. or at LIBOR plus an applicable margin ranging from 0.25% to 0.65% and also provides for a facility fee of 0.15% to 0.225%. The applicable margin and facility fee are subject to adjustment depending on Living Centers' leverage ratio at the quarter end immediately preceding the borrowing.

     Living Centers may prepay borrowings made under Tranche A at any time, but all amounts drawn must be repaid by August 19, 2001 with a provision for earlier extension if the Company and banks agree. If not extended prior thereto, the balance of Tranche B at August 18, 1997 will be converted to a term note and repaid in equal quarterly installments beginning October 1, 1997. The 1996 Bank Credit Facility is an unsecured credit facility and contains various financial covenants similar to those in the original Bank Credit Facility. Balances available under the 1996 Bank Credit Facility and predecessor agreements at September 30, 1996 and 1995 (after giving consideration to outstanding letters of credit of $4.7 million) were $270.0 million and $84.6 million, respectively. As of September 30, 1996 and 1995, the announced base rate of NationsBank was 8.25% and 8.75%, respectively.

     The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At September 30, 1996, the Company had outstanding three interest rate swap agreements with commercial banks having a total notional principal amount of $60 million. These agreements effectively changed the Company's interest rate exposure on $60 million under the 1996 Bank Credit Facility to approximately 6.8% through 2005. The Company receives floating rates on these swaps which are based on LIBOR.

     The Company's use of swap agreements and reverse swap agreements did not have a material effect on the weighted-average borrowing rate of reported interest expense during the years ended September 30, 1996, 1995, and 1994 and the Company is not exposed to credit loss on these swaps. See Note 13 for fair value disclosures. The difference between amounts paid and received on swap agreements is recorded on an accrual basis as an adjustment to net interest over the periods covered by the agreements. The related amount receivable from or payable to counter parties is included in other receivables or payables, respectively. The fair values of the swap agreements and changes thereto are not recognized in the consolidated financial statements.

     On October 1, 1993, the Company borrowed $20 million from SouthTrust Bank of Alabama, NA which was used to repay debt that was assumed in the Vari-Care merger transaction. The note is unsecured and bears interest at the rate of 6.95%, payable semi-annually. The principal is repayable in five annual payments of $4 million beginning October 1, 1998. The Company also assumed approximately $6.3 million of existing Vari-Care notes and capital lease obligations under substantially the same terms that existed prior to the merger.

     In January 1994, the Company issued, in a private placement, a $10 million note to American General Insurance Company that was later sold to The Variable Annuity Life Insurance Company ("Variable Annuity Life") at a fixed rate of interest of 7.79%. The note is unsecured and will mature in a single payment due in ten years. The note agreement contains restrictions similar to other unsecured debt of the Company.

     In May 1994, the Company executed a promissory note (payable on demand or by June 29, 1997) with NationsBank of Texas, N.A. in the principal amount of $10 million. Subject to the Bank's prior approval of any request for an advance, the Company may borrow, repay and reborrow principal amounts in increments such that the unpaid principal balance at anytime shall not exceed $10 million. The interest rate on each advance is quoted separately based on market conditions that exist at that time. At September 30, 1996, there was $10.0 million outstanding under the note agreement.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     Long-term debt maturing in the next five fiscal years is presented below (in thousands):

                                                  September 30, 1996
                                                  ------------------
                      1997.....................       $ 13,746
                      1998.....................          3,813
                      1999.....................          5,149
                      2000.....................          4,833
                      2001.....................        230,214

     The covenants governing the 1996 Bank Credit Facility and the notes with SouthTrust Bank and Variable Annuity Life provide for the maintenance of various financial ratios. The Company is in compliance with the terms of all such covenants. These covenants also limit the Company's ability to pay dividends. At September 30, 1996 and 1995, these restrictions effectively limited dividend payments to no more than $24.4 million and $16.7 million, respectively. Even though the covenants of the 1996 Bank Credit Facility permit the payment of dividends as described above, the Company does not presently intend to pay any such dividends.

NOTE 6.   EMPLOYEE RETIREMENT PLANS

     The Company's employees are eligible to participate in defined contribution retirement plans sponsored by the Company. Company contributions to these plans represents a matching percentage of certain employee contributions which is subject to management's discretion based upon consolidated financial performance. The employees of ARS are also covered by a defined contribution plan which provides for Company contributions in cash of up to 50% of certain employee contributions. Total combined expense recognized by the Company under both of these plans was $2.2 million, $1.8 million and $1.1 million in fiscal years 1996, 1995 and 1994, respectively.

     The Company does not provide post-retirement health care or life insurance benefits to employees. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 106, "Employers" Accounting for Post Retirement Benefits Other Than Pensions."

NOTE 7.   LIFE INSURANCE PROCEEDS

     The Company recorded a non-taxable gain of $2.0 million from the receipt of insurance proceeds on Don W. Wortley, former President of TMI and the Rehabilitation Services Group.

NOTE 8.   IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING ITEMS

     The Company recorded an impairment loss of $20.5 million upon adoption of SFAS 121 which is included in the Statement of Income as Impairment of long-lived assets. This loss is related to nursing facilities with current period operating losses, facilities where management believed an impairment existed as a result of the regulatory or competitive environment, and goodwill, primarily TMI. The impairment of TMI goodwill is primarily a result of the death of its former President (see Note 7). Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to their estimate of fair value. Fair value was estimated based on either management's estimate of fair value or present value of future cash flows. In addition, this impairment loss included a reduction to fair value of certain nursing facilities to be replaced or expected to be disposed of. Fair value for facilities to be replaced or disposed of was calculated based on either management's estimate of fair value or market value less estimated cost to sell. Facilities to be disposed of had a carrying value of $4.8 million at September 1996 and are expected to be divested in fiscal year 1997.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     The Company also recorded non-recurring charges of $2.9 million primarily related to the closure of its medical supplies business and the write-off of unamortized loan acquisition costs related to the Second Amended and Restated Credit Agreement.

NOTE 9.  RESTRUCTURING PLAN

     During fiscal year 1996, the Company finalized a plan originating in June 1995 to restructure the operations and exit certain activities of ARS. This plan includes centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions of approximately 300 employees in both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million which included an accrual for estimated exit costs of $8.6 million. The increase in purchase price includes the following:

Termination/severance for displaced employees           $ 4,394
Future lease costs for abandoned real property            4,176
Write off of abandoned tangible and intangible
    assets at closed locations                            1,532
                                                        -------
Total                                                   $10,102
                                                        =======

     The Company has charged $1,038 against the accrual for termination/severance for approximately 200 displaced employees and $309 against the accrual for future lease costs. At September 30, 1996, the Company believes that the remaining accruals for the restructuring plan are adequate. The restructuring is expected to be completed during the second quarter of fiscal 1997.

NOTE 10. INCOME TAXES

         The provision for income taxes is presented in the table below (in thousands):

                                           Years Ended September 30,
                                    --------------------------------------
                                      1996           1995           1994
     Current:
          Federal ............      $ 38,326       $ 21,982       $ 14,476
          State & Local ......         5,141          4,237          2,978
                                    --------       --------       --------
                                      43,467         26,219         17,454
     Deferred:
          Federal ............        (8,276)        (3,698)        (3,373)
          State & Local ......        (1,432)          (771)          (520)
                                    --------       --------       --------
                                      (9,708)        (4,469)        (3,893)
                                    --------       --------       --------
              Total ..........      $ 33,759       $ 21,750       $ 13,561
                                    ========       ========       ========

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     The provision for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

                                                             Years Ended September 30,
                                                          -----------------------------
                                                            1996       1995       1994
Federal statutory income tax rate .....................     35.0%      35.0%      35.0%
Increase (decrease) in taxes resulting from:
    State & local taxes, net of federal tax benefit ...      3.4        4.9        4.0
    Permanent book/tax differences, primarily
        resulting from goodwill .......................      7.0        2.0        1.2
    Targeted job tax credits ..........................       --       (2.7)      (4.0)
    Non-deductible merger and acquisition cost ........       --        7.2         --
Other, net ............................................     (1.6)       0.7       (1.0)
                                                          ------     ------     ------
Effective tax rate ....................................     43.8%      47.1%      35.2%
                                                          ======     ======     ======

     The components of deferred income taxes are as follows (in thousands):

                                           Years Ended September 30,
                                       ---------------------------------
                                         1996        1995        1994
Reserves for potential claims ......   $ (2,134)   $ (1,984)   $ (1,840)
Purchase accounting ................     (1,749)     (1,828)     (1,435)
FAS 121 asset valuation ............     (4,030)         --          --
Tax depreciation under book ........     (1,822)     (1,023)       (147)
Bad debts ..........................     (1,295)       (761)       (342)
Texas Occupational Injury accrual ..      1,847         835         568
Net operating losses ...............       (262)         --       1,116
Other, net .........................       (525)        292      (1,352)
Changes in valuation allowance .....        262          --        (461)
                                       --------    --------    --------
                  TOTAL ............   $ (9,708)   $ (4,469)   $ (3,893)
                                       ========    ========    ========

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     The components of the net deferred tax liability are as follows (in thousands):

                                                       September 30,
                                                 ---------------------
                                                   1996        1995
Deferred tax liabilities:
-------------------------
Amounts relating to property and equipment ...   $(34,773)   $(36,905)
Abbey equity accounting ......................         --        (883)
Other ........................................     (1,596)     (1,105)
                                                 --------    --------
Total deferred tax liabilities ...............    (36,369)    (38,893)
                                                 --------    --------

Deferred tax assets:
--------------------
Financial reserves not yet deductible for
    tax purposes:
     Asset valuation .........................      4,243       2,564
     Insurance ...............................      8,524       7,562
     Notes receivable allowance ..............        821         821
     Payroll and benefits ....................      4,884       4,460
     Bad debts ...............................      6,572       5,355
     Restructuring reserve ...................      3,159          --
     NOL carryforwards .......................      1,785       1,293
     Other miscellaneous .....................      5,243       6,276
     Timing differences in Medicare ..........      1,592         899
                                                 --------    --------
Total deferred tax assets ....................     36,823      29,230
Less valuation allowances ....................     (1,785)       (808)
                                                 --------    --------
Net deferred tax liability ...................   $ (1,331)   $(10,471)
                                                 ========    ========

     The net change in the valuation allowance for deferred tax assets was an increase of $977 at September 30, 1996 and a nominal increase at September 30, 1995.

NOTE 11. COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities are held under operating or capital leases. All capital leases will expire by 2009. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands):

                                                              September 30,
                                                          --------------------
                                                            1996        1995
         Centers operating under capital leases .......   $ 12,551    $ 13,465
         Less accumulated amortization ................     (5,084)     (4,473)
                                                          --------    --------
                                                          $  7,447    $  8,992
                                                          ========    ========

     Rental expense, net of sublease rent income, for all operating leases was $44.2 million, $36.9 million and $31.8 for fiscal years 1996, 1995 and 1994, respectively. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rent income was $6.9 million, $6.1 million and $5.9 million for fiscal years 1996, 1995 and 1994 respectively. Contingent rent based primarily on revenues was $1.6 million, $1.4 million and $1.2 million for fiscal years 1996, 1995 and 1994, respectively.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     The table below presents a schedule of the future minimum rental commitments and sublease income under all noncancellable leases as of September 30, 1996 (in thousands):


                                                                          September 30, 1996
                                                             ---------------------------------------------
                                                                                 Sublease
                                                             Operating            Income           Capital
         1997...........................................     $ 38,576            $ 6,545          $  1,249
         1998...........................................       33,478              6,429               969
         1999...........................................       28,223              5,552               645
         2000...........................................       21,127              2,342               634
         2001...........................................       18,897              2,348               647
         Subsequent years...............................      100,142              9,992               982
                                                             --------            -------          --------
         Total minimum rental obligations...............     $240,443            $33,208             5,126
                                                             ========            =======
         Less amount representing interest..............                                            (1,125)
                                                                                                  --------
         Present value of capital leases................                                             4,001
         Less current portion...........................                                            (1,007)
                                                                                                  --------
         Long-term obligations under capital leases.....                                          $  2,994
                                                                                                  ========

     The Company is a party to various legal proceedings in the normal course of business. The Company takes every legal claim seriously and investigates and, where appropriate, defends such allegations vigorously. Such claims are generally covered by insurance, or the Company has provided reserves which it believes are adequate for any potential losses which may result from such claims. The Company believes that the results of any such proceedings, if determined unfavorably to the Company, will not have a material adverse effect on its consolidated financial position or its results of operations.

     An attorney in the Civil Division of the United States Department of Justice has advised Living Centers that a complaint under the Civil False Claims Act has been filed, under seal, against BCC and one of its subsidiaries, MedTherapy Rehabilitation Services, Inc. ("MedTherapy"), in the federal district court for the Western District of North Carolina. The Department of Justice has reviewed the sealed complaint and advised counsel for BCC and MedTherapy that the plaintiff alleges, in general, that BCC and MedTherapy caused certain therapists to make improper therapy record entries with respect to therapy screening services and that any claims filed with Medicare for payments which are based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. Under the Civil False Claims Act, any person who knowingly files false claims is liable for treble damages and penalties ranging from $5,000 to $10,000 for each false claim. Because the complaint is under seal, Living Centers does not know the number of claims alleged or the specific factual allegations set forth in the complaint. The Department of Justice has the right to intervene and pursue the claim on behalf of the plaintiff, but has not made a decision on intervention as of the date hereof. If the Department of Justice does not intervene, the plaintiff may continue to pursue the claim individually. BCC and MedTherapy have advised the Department of Justice that, based upon the information disclosed thus far by the Department of Justice, they dispute, and will vigorously contest, the claims of the plaintiff. Although the Company believes, based on discussions with counsel, that the plaintiff's claims are merit less, no assurances can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect upon the Company. Moreover, in connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless Living Centers from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of Common Stock.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


NOTE 12. INSURANCE COVERAGES

     The Company insures auto, general, and professional liability and workers' compensation risks through insurance policies with third parties. Some of these third-party policies subsequent to February 21, 1994 are subject to reinsurance agreements between the insurer and LCA Insurance Company, Ltd., a wholly-owned subsidiary of the Company that was formed during 1994. The liabilities for incurred losses are estimated by independent actuaries on an undiscounted basis. Cash reserves of LCA Insurance Company, Ltd. have been designated as restricted investments to pay for future claims experience applicable to policy periods subsequent to February 21, 1994. Restricted investments at September 30, 1996 and 1995 designated to pay such claims were $31.0 million and $36.6 million, respectively.

     In 1992, the Company elected under Texas law to decline to participate in the Texas workers' compensation insurance program. As part of the election, the Company implemented an employee benefit plan providing for employer-paid benefits comparable to those provided under the Texas workers' compensation program and obtained insurance that limits the Company's exposure for any individual injury. During 1994, the Company established a trust in which to fund the amount applicable to actuarially determined claims to be incurred for fiscal year 1994 and subsequent years.

     The BCC Entities are insured for current and past workers' compensation claims under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject the Companies to additional future premiums for losses incurred in a prior year but paid in a subsequent fiscal period, as losses develop. The BCC Entities have recorded expenses under these plans based upon actual and estimated losses based on the available incurred loss structure.

     Additionally, certain of these loss-sensitive workers' compensation plans in which the Companies have participated were organized as pools or funds, with joint and several or pro rata liability ascribed to its members. Such plans may lead to the potential of future loss assessments for the BCC Entities; however, the amount of such additional potential assessments, if any, is not determinable at this time. It is the opinion of management that any additional assessments will not have a material adverse effect on the financial position or results of operations of the Companies.

NOTE 13. DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value because of the short maturity of those instruments.

     NOTES RECEIVABLE

     Fair value for each significant note receivable was estimated based on the net present value of cash flows that would be received on each note over the remaining note term using current market interest rates rather than stated interest rates. The discount factor was the estimated rate for long-term debt in effect at September 30, 1996 and 1995. Further adjustments were made to the value of the notes based on management's opinion of the credit risk of the note obligee.

     LONG-TERM DEBT

     Since the Company recently renegotiated its Bank Credit Facility, the Company believes that the fair value of the long-term debt is properly reflected at current carrying amounts except for certain fixed rate debt instruments. Fair values for each significant fixed rate debt instrument was estimated based on the net present value of cash flows that would be paid on each note over the remaining note term using the Company's current incremental borrowing rate rather than the stated interest rates on the notes. See Note 5.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


     INTEREST RATE SWAP AGREEMENTS

     Fair values for the Company's various interest rate swap agreements were estimated based on quoted amounts from the issuers which would be required to terminate the agreement. See Note 5.

     The estimated values of the Company's financial instruments as of September 30, 1996 and 1995 are as follows (in thousands):

                                                                           SEPTEMBER 30,
                                                    ----------------------------------------------------------
                                                              1996                              1995
                                                    -------------------------        -------------------------
                                                    CARRYING           FAIR          CARRYING           FAIR
                                                     AMOUNT            VALUE          AMOUNT            VALUE
     Cash and cash equivalents...............       $ 21,394         $ 21,394        $ 17,886         $ 17,886
     Notes receivable........................         14,536           15,517          14,184           14,562
     Restricted investments..................         31,040           31,040          36,622           36,622
     Long-term debt..........................        276,448          277,413         216,910          216,985
     Interest rate swap agreements...........             --              341              --           (1,575)

NOTE 14. RELATED PARTY TRANSACTIONS

     The Company purchases services and medical supplies from APS at current market prices under certain service and supply agreements and all significant intercompany purchases have been eliminated for the years ended September 30, 1996 and 1995. Prior to acquiring the remaining 51% of APS on September 30, 1994, the Company also purchased services and supplies from APS which amounted to approximately $4.8 million which is included in the accompanying Consolidated Statement of Income for fiscal year 1994. See Note 3. The Company also purchases therapy services from ARS and TMI at current market prices under certain service agreements. The total purchases from these companies prior to their acquisition by the Company on June 30, 1995 and August 1, 1995, respectively amounted to $1.5 million and $0.9 million in 1995 and 1994, respectively for ARS and $1.9 million and $1.8 million 1995 and 1994, respectively for TMI. All significant intercompany purchases from these two subsidiaries since their acquisition have been eliminated.

NOTE 15. EARNINGS PER COMMON SHARE

     The table below presents a reconciliation of the number of weighted average common shares used in computing primary earnings per share (in thousands):

                                                                            Years Ended September 30,
                                                                    ----------------------------------------
                                                                     1996             1995             1994
Common shares outstanding, end of period.....................       19,501           20,190           10,481
Issuance of shares in connection with the BCC
    Entities merger..........................................           --               --            6,479
Effect of using weighted average shares  outstanding.........          623           (1,340)             (37)
Effect of using treasury stock method on
  stock options..............................................          191              184              157
                                                                    ------           ------           ------
Shares used in computing earnings per share..................       20,315           19,034           17,080
                                                                    ======           ======           ======

     In February 1995, the Company issued an additional 2,875,000 shares of its common stock in an additional public offering. The net proceeds of the transaction, approximately $99.1 million, were used primarily to retire existing debt. Assuming the transaction had occurred on October 1, 1994, net income and earnings per share for the year ended September 30, 1995 would have been $25.5 million and $1.27, respectively.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


NOTE 16. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

     The Company established an Employee Stock Option Plan in 1992 which authorizes the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to 1,400,000 shares of the Company's common stock. The exercise price per share of common stock with respect to each incentive stock option is the fair market value of a share of common stock (defined as the closing price per share of the common stock on the New York Stock Exchange) on the date such option is granted while the exercise price per share of common stock with respect to a nonqualified option is the fair market value of a share of common stock on the date such option is granted or on a subsequent date or as otherwise provided in any agreement with the recipient, but in no event will the exercise price with respect to a nonqualified option be less than 50% of the fair market value of a share of common stock on the date of the grant. The options have a term as fixed by the Stock Option Committee, but, in no event, longer than ten years after the date of grant. Options are exercisable only by the optionee and only while the optionee is an employee or nonemployee director of the Company or, unless such optionee's employment is terminated for cause, within three months after the optionee ceases to be an employee or director of the Company. Options are exercisable for 12 months after the death or permanent disability of an optionee. The option exercise price must be paid in cash or, at the discretion of the Stock Option Committee, may be paid in whole or in part in shares of common stock valued at fair market value on the date of exercise. As of September 30, 1996 and 1995, there were 1,259,548 and 779,625, respectively, options granted and outstanding. The following is a summary of the stock option activity under the plan:

                                                                                 Years Ended September 30,
                                                                   ------------------------------------------------
                                                                          1996             1995             1994
         Options outstanding a beginning of period...........            779,625          597,775          542,300
         Options granted.....................................            691,540          334,250          189,975
         Options exercised...................................            (39,434)         (54,010)         (44,770)
         Options forfeited...................................           (172,183)         (98,390)         (89,730)
                                                                       ---------          -------          -------
         Options outstanding at end of period................          1,259,548          779,625          597,775
                                                                       =========          =======          =======

         Options exercisable at end of period................            317,011          207,280          146,780
                                                                       =========          =======          =======

         Option price range..................................      $13.25-$38.75    $13.25-$35.50    $13.25-$28.75
                                                                   =============    =============    =============

     The Company established an Employee Stock Purchase Plan in 1993. The plan authorizes the purchase of up to 120,000 shares of the Company's common stock by eligible employees. The provisions of the plan include eligibility for all full time employees who have completed one year of service, employee contributions equal to the lesser of 10% of base salary or $10,000, the purchase price being equal to the lesser of the fair market value of the stock on the first or the last day of the plan year, and an option to purchase shares of stock or withdraw all payroll deductions plus interest at the end of the plan year. As of September 30, 1995 and 1996, a total of 32,006 shares and 43,160 shares, respectively, had been issued under the plan.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The table below sets forth summarized quarterly financial data for the years ended September 30, 1996 and 1995 (in thousands, except per share amounts):


                                                 Fourth           Third         Second        First
                                                 Quarter         Quarter        Quarter      Quarter
1996
Net revenues ................................   $ 284,838       $ 281,217      $ 278,056    $ 270,380
Income from operations ......................      21,172(a)       22,951(a)      24,110       21,323
Income before income taxes and equity
       earnings/minority interests ..........      17,700          20,038         21,154       18,203
Equity earnings/minority interests ..........         (87)            122           (189)          (2)
Net income ..................................   $   7,053       $  12,816      $  12,412    $  10,899
                                                =========       =========      =========    =========

Earnings per share ..........................   $    0.35       $    0.63      $    0.61    $    0.54
                                                =========       =========      =========    =========

Weighted average common and common
       equivalent shares outstanding ........      19,913          20,501         20,503       20,360
                                                =========       =========      =========    =========

(a) Includes $2.0 million income and $0.9 million expense of non-recurring items in the third and fourth quarters, respectively (or $.10 per share income and $0.19 per share expense after tax, respectively)

1995
Net revenues ................................   $ 267,793       $ 215,851       $ 208,081       $ 202,144
Income from operations ......................      15,170(b)       12,835(b)       14,793(b)       14,207
Income before income taxes and equity
       earnings/minority interests ..........      11,807          11,111          12,339          10,931
Equity earnings/minority interests ..........        (112)            (43)            (30)            (19)
Net income ..................................       4,474           5,208           7,692           6,860
Pro forma tax expense .......................          50             166             165             218
Pro forma net income ........................   $   4,424       $   5,042       $   7,527       $   6,642
                                                =========       =========       =========       =========

Earnings per share:

       Primary ..............................   $    0.22       $    0.26       $    0.41       $    0.40
                                                =========       =========       =========       =========
       Pro forma ............................   $    0.22       $    0.25       $    0.40       $    0.39
                                                =========       =========       =========       =========

Weighted average common and common
       equivalent shares outstanding ........      20,265          20,089          18,718          17,179
                                                =========       =========       =========       =========

--------------
(b) Includes $0.6 million, $4.7 million and $7.1 million of mergers and acquisitions cost in second, third and fourth quarters, respectively (or $.03, $0.23 and $0.29 per share, respectively)

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----(CONTINUED)


NOTE 18. STOCKHOLDER RIGHTS PLAN

     Since November 17, 1994, when the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock, each share of the Company's outstanding common stock carries with it such right. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, for an exercise price of $160, subject to adjustment. The rights expire on November 17, 2004. Such rights will not be exercisable nor transferable apart from the Common Stock until such time as a person or group acquires 15% of the Company's Common Stock or initiates a tender offer or exchange offer that will result in ownership of 15% of the Company's Common Stock. In the event that the Company is merged, and its Common Stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquiror's common stock at a 50% discount. Under certain other circumstances, the rights can become rights to purchase the Company's Common Stock at a 50% discount. The rights may be redeemed by the Company for one cent per right at any time until 10 days following the first public announcement of a 15% acquisition of beneficial ownership of the Company's Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     In November 1994, the Company engaged Ernst & Young LLP as independent certified public accountants to audit the Company's financial statements for the fiscal year ending September 30, 1995. At that time, the Company chose not to renew the engagement of Arthur Andersen LLP, who previously served as the Company's independent certified public accountants. The decision to change accountants was approved by the Company's Board of Directors. The Company also engaged Ernst & Young LLP to audit the Company's financial statements for the fiscal year ended September 30, 1994 which is presented under the pooling of interests method of accounting for the BCC acquisition.

     In connection with the audit of the Company's financial statements for the two fiscal years ended September 30, 1994 and during the interim period following September 30, 1994 through the date of dismissal of Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to its satisfaction, would have caused Arthur Andersen LLP to make reference thereto in connection with its report. Arthur Andersen LLP's report on the Company's financial statements for the fiscal year ended September 30, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the registrant appears in the Company's Proxy Statement for the 1997 annual meeting of stockholders expected to be held February 6, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information required by this item for the Company's executive officers is contained in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

     Information on executive compensation appears in the Company's Proxy Statement for the 1997 annual meeting of stockholders expected to be held February 6, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on security ownership of certain beneficial owners appears in the Company's Proxy Statement for the 1997 annual meeting of stockholders expected to be held February 6, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions appears in the Company's Proxy Statement for the 1997 annual meeting of stockholders expected to be held February 6, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS



         The following reports, financial statements and schedule are filed herewith on the pages indicated:


                                                                            Page
                                                                            ----
         Report of Independent Auditors                                      26

         Consolidated Balance Sheets at September 30, 1995 and 1996          27

         Consolidated Statements of Income for Fiscal
           Years 1994, 1995 and 1996                                         28

         Consolidated Statements of Stockholders' Equity
           for Fiscal Years 1994, 1995 and 1996                              29

         Consolidated Statements of Cash Flows for Fiscal
           Years 1994, 1995 and 1996                                         30

         Notes to Consolidated Financial Statements                          31


FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts and Reserves        59


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

                                 EXHIBIT INDEX

  Exhibit No.            Document
  -----------            --------
     *2.1         Stock Purchase Agreement by and between Abbey Healthcare
                  Group, Incorporated and Living Centers of America, Inc. with respect to the sale of Abbey Pharmaceutical Services, Inc.
                  (filed as Exhibit 99.2 to Registrant's 8-K dated October 14,
                  1994 and incorporated herein by reference).

     *2.2         Schedule 14D-1 Tender Offer Statement for Rehability
                  Corporation filed on May 23, 1995.

     *2.3         Amended and Restated Agreement and Plan of Merger dated March
                  27, 1995 among Living Centers of American, Inc., and Living
                  Centers/Brian Care Company and The Brian Center Corporation,
                  The Beaver Property Entities and Donald C. Beaver, as amended
                  (filed as Exhibit 2.1 of the Fourth Amendment to Registrant's
                  Registration Statement on Form S-4, Registration No. 33-90676 and incorporated herein by reference).

     *2.4         Agreement of Purchase and Exchange among Living Centers of
                  America, Inc. and Living Centers Specialty Care Services,
                  Inc. and Cason, Inc., Don W. Wortley, Don W. Wortley Trust,
                  Mary Ann Wortley Trust, and 726 Cottonwood, Ltd. dated as of
                  August 1, 1995 (filed as Exhibit 10.1 in Registrant's
                  Registration Statement on Form S-3, Registration No.
                  33-97616, and incorporated herein by reference).

     *2.5         Form of Registration Rights Agreement between Donald C.
                  Beaver and Living Centers of America, Inc., (filed as Exhibit
                  2.2 to Registrants' Registration Statement on Form S-4,
                  Registration Number 33-90676 and incorporated herein by reference).

     *2.6         Form of Registration Covenant between Donald C. Beaver and
                  Living Centers of America, Inc. (filed as Exhibit 2.3 to
                  Registrant's Registration Statement on Form S-4, Registration
                  Number 33-90676 and incorporated herein by reference).

     2.7          Recapitalization Agreement, as amended, by and among Living
                  Centers of America, Inc., DevCon Holding Company, Living
                  Centers-DevCon, Inc., and Golder, Thoma, Cressey, Rauner
                  Fund IV, L.P.

     *3.1         Restated Certificate of Incorporation of Living Centers of
                  America, Inc. (filed as Exhibit 4.1 to the Registrant's Form
                  S-8 on August 7, 1996, Registration No. 333-09707, and incorporated herein by reference).

     *3.2         By-laws of Living Centers of America, Inc. (filed as Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 33-44726, and incorporated herein by reference).

     *4.1         Restated Certificate of Incorporation of Living Centers of
                  America, Inc. (filed as Exhibit 3.1 hereto).

     *4.2         By-laws of Living Centers of America, Inc. (filed as Exhibit
                  3.2 hereto).

     *4.3         Certificate of Designations of Series A Junior Participating
                  Preferred Stock of Living Centers of American, Inc. (filed as
                  Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended
                  December 31, 1994, Commission File Number 33-44726 and incorporated herein by reference).

     *4.4         Rights Agreement dated as of November 17, 1994 between the
                  Registrant and Chemical Bank, as Rights Agent, specifying the terms of the rights to purchase the Company's Series A Junior
                  Participating Preferred Stock, and the exhibits thereto
                  (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated November 17, 1994), as amended by Loan
                  Agreement dated October 1, 1993 between Living Centers of
                  America, Inc. and SouthTrust Bank of Alabama, N.A. (filed as
                  Exhibit 4(d) to Registrant's Form 8-K dated October 15, 1993 and incorporated herein by reference).

  Exhibit No.            Document
  -----------            --------
     *4.5         Amendment to Loan Agreement dated October 1, 1993 between
                  Living Centers of America, Inc. and SouthTrust Bank of
                  Alabama, N.A. (filed as Exhibit 99.7 to Registrant's Form 8-K dated October 14, 1994 and incorporated herein by reference).

     *4.6         Senior Note Purchase Agreement among Living Centers of
                  America, Inc. and the purchasers listed in the Schedule of Purchasers attached thereto as ANNEX I, dated January 21,
                  1994 (filed as Exhibit 4 to Registrant's Form 10-Q for the quarter ended December 31, 1993, Commission File Number
                  33-44726, and incorporated herein by reference), as amended by Amendment Number 1 to Senior Note Purchase Agreement dated
                  January 21, 1994 among Living Centers of America, Inc. and
                  Purchaser (filed as Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended March 31, 1994, Commission File Number 33-
                  44726, and incorporated herein by reference) by Second
                  Amendment and Consent to Senior Note Purchase Agreement between Living Centers of America, Inc. and the Variable
                  Annuity Life Insurance Company (filed as Exhibit 4.2 to
                  Registrant's Form 10-Q for the quarter ended June 30, 1994,
                  Commission File Number 33-44726 and incorporated herein by reference), and by Third amendment to Senior Note Purchase
                  Agreement between Living Centers of America, Inc. and the
                  Variable Annuity Life Insurance Company (filed as Exhibit
                  99.8 to Registrant's 8-K dated October 14, 1994 and incorporated herein by reference).

     4.7          Third Amended and Restated Credit Agreement, dated as of
                  August 19, 1996 among Living Centers of America, Inc., the banks named therein, Chase Securities Inc., Toronto Dominion
                  (Texas), Inc. and NationsBank of Texas, N.A.

     +*10.1       Employment Agreement between Living Centers of America, Inc.
                  and Edward L. Kuntz (filed as Exhibit 10.1 to Registrant's
                  Registration Statement on Form S-4, Registration No.
                  33-66588, and incorporated herein by reference.)

     +10.2 Extension and Ratification of Employment Agreement between Living Centers of America, Inc. and Edward L. Kuntz.

     +*10.3       Employment Agreement between Living Centers of America, Inc.
                  and Leroy D. Williams (filed as Exhibit 10.3 to Registrant's
                  Registration Statement on Form S-4, Registration No.
                  33-66588, and incorporated herein by reference.)

     + 10.4 Extension and Ratification of Employment Agreement between Living Centers of America, Inc. and Leroy D.
                  Williams.

     + 10.5       Employment Agreement between Living Centers of America,
                  Inc. and Charles B. Carden.

     +*10.6       Employment Agreement between Living Centers of America, Inc.
                  and Donald C. Beaver (filed as Exhibit 2.2 to Registrant's
                  Registration Statement on Form S-4, Registration Number
                  33-90676 and incorporated herein by reference).

     + 10.7       Employment Agreement between Living Centers of America,
                  Inc. and Pauline Bonner.

     +*10.8       Employment agreement between Living Centers of America, Inc.
                  and Sydney K. Boone, Jr. (filed as Exhibit 10.4 to the
                  Registrant's Form 10-K for the fiscal year ended September
                  30, 1993, Commission File Number 33-44726 and incorporated herein by reference).

     +*10.9       Employment Agreement between Living Centers of America, Inc.
                  and David W. Budke (filed as Exhibit 10.5 to the Registrant's
                  Form 10-K for the fiscal year ended September 30, 1993, Commission File Number 33-44726, and incorporated herein by reference).

  Exhibit No.            Document
  -----------            --------
     +*10.10      Employment Agreement between Living Centers of America, Inc.
                  and Boyd P. Gentry (filed as Exhibit 10.7 to the Registrant's
                  Form 10-K for the fiscal year ended September 30, 1995,
                  Commission File Number 33-44726, and incorporated herein by reference).

     +*10.11      Employment Agreement between Living Centers of America, Inc.
                  and Kelly R. Gill (filed as Exhibit 10 to the Registrant's
                  Form 10-Q for the quarter ended December 31, 1995, Commission
                  File Number 33- 44726, and incorporated herein by reference).

     +*10.12      Employment Agreement between Living Centers of America, Inc.
                  and Laura Kislowski (filed as Exhibit 10.8 to the
                  Registrant's Form 10-K for the fiscal year ended March 31, 1996, Commission File Number 33-44726, and incorporated herein by reference).

     +*10.13      Employment Agreement between Living Centers of America, Inc.
                  and William R. Korslin (filed as Exhibit 10 to the
                  Registrant's Form 10-Q for the quarter ended December 31,
                  1995, Commission File Number 33-44726, and incorporated herein by reference).

     +*10.14      Employment Agreement between Living Centers of America, Inc.
                  and Keith Krein, M.D. (filed as Exhibit to Registrant's
                  Registration Statement on Form S-4, Registration No.
                  33-66588, and incorporated herein by reference.)

     + 10.15      Employment Agreement between Living Centers of America,
                  Inc. and John D. Lee, III.

     +*10.16      Employment Agreement between Living Centers of America, Inc.
                  and James L. Martin, Jr. (filed as Exhibit 10.1 to the
                  Registrant's Form 10-Q for the quarter ended June 30, 1996,
                  Commission File Number 33-44726, and incorporated herein by reference).

     + 10.17      Employment Agreement between Living Centers of America,
                  Inc. and Kenneth Morgan.

     +*10.18      Employment Agreement between Living Centers of America, Inc.
                  and Karuppanna Muthuswamy (filed as Exhibit 10.10 to
                  Registrant's Registration Statement on Form S-4, Registration
                  No. 33-66588, and incorporated herein by reference.)

     +*10.19      Employment Agreement between Living Centers of America, Inc.
                  and Susan Thomas Whittle (filed as Exhibit 10.10 to the
                  Registrant's Form 10-K for the fiscal year ended September
                  30, 1993, Commission File Number 33-44726, and incorporated herein by reference).

     +*10.20 1992 Stock Option Plan of Living Centers of America, Inc., as amended (filed as Exhibit 10.1 to Registrant's Form S-8 on
                  August 7, 1996, Registration No. 333-09707, and incorporated herein by reference).

     +*10.21      Deferred Retirement Incentive Plan of Living Centers of
                  America, Inc. (filed as Exhibit 10.4 to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1992, File No. 33-44726, and incorporated herein by reference).

     *10.22 Indemnification Agreement dated as of February 21, 1992 between Living Centers of America, Inc. and The ARA Group,
                  Inc. (filed as Exhibit 10.4 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-44726, and incorporated herein by reference).

     *10.23       Assignment Agreement dated as of February 21, 1992 between
                  Living Centers of America, Inc. and The ARA Group, Inc.
                  (filed as Exhibit 10.6 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-44726, and incorporated herein by reference).

  Exhibit No.            Document
  -----------            --------
     +*10.24      Management Incentive Bonus Plan of Living Centers of America,
                  Inc. (filed as Exhibit 10.8 to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1992, File
                  No. 33- 44726, and incorporated herein by reference).

     +*10.25      Employee Stock Purchase Plan of Living Centers of America,
                  Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1993,
                  File No. 33-44726, and incorporated herein by reference).

     11           Statement regarding computation of per share earnings.

     21           Subsidiaries of the Registrant.

     23           Consent of Ernst & Young LLP

     24           Powers of Attorney

     27           Financial Data Schedule

--------------

          *    Incorporated by reference as indicated.

          + Represents management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(b)(10)(iii) of Regulation S-K.

         The Company will furnish a copy of any exhibit described above to any beneficial holder of the Company's securities upon receipt of a written request therefor provided that such request sets forth a good faith representation that as of December 16, 1996, the date of record for the Company's 1997 annual stockholder's meeting, such beneficial owner is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              LIVING CENTERS OF AMERICA, INC.
                              (Registrant)



                              By: /s/ Susan Thomas Whittle
                                  ---------------------------------------------
                                  Susan Thomas Whittle
                                  Vice President, General Counsel and Secretary



Date: December 16, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Living Centers of America, Inc. and in the capacities and on the date indicated.


Signature                                   Title

   /s/ Edward L. Kuntz                  Chairman, Chief Executive Officer, and
------------------------------          Director (Principal Executive Officer)
Edward L. Kuntz


   /s/ Leroy D. Williams                President, Chief Operating Officer and
------------------------------          Director
Leroy D. Williams


   /s/ Charles B. Carden                Executive Vice President and Chief
------------------------------          Financial Officer (Principal Financial
Charles B. Carden                       Officer)


               *                        Vice Chairman and Director
------------------------------
Donald C. Beaver


               *                        Director
------------------------------
Roger J. Bulger, M.D. FACP


               *                        Director
------------------------------
Anthony M. Frank


               *                        Director
------------------------------
Eddy J. Rogers, Jr.


               *                        Director
------------------------------
Robert H. Hurlbut


   /s/ Ronald W. Fleming                Controller and Chief Accounting Officer
------------------------------          (Principal Accounting Officer)
Ronald W. Fleming



     * Executed on behalf of the aforementioned directors by Susan Thomas Whittle pursuant to the powers of attorney included in Exhibit 24.


                                              /s/ Susan Thomas Whittle
                                             ------------------------------
                                             Susan Thomas Whittle


Date: December 16, 1996

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        LIVING CENTERS OF AMERICA, INC.
                             (DOLLARS IN THOUSANDS)


                                         Balance,                     Deduction     Additions     Balance,
                                        Beginning     Charged           From          From         End of
                                        of Period    to Income         Reserve     Acquisitions    Period
                                        ----------   ----------       ----------   ------------  ----------
Fiscal Year 1996:

  Allowance for doubtful accounts ...   $   16,500   $   16,666       $  (12,492)   $    2,109   $   22,783
                                        ==========   ==========       ==========    ==========   ==========

  Notes receivable reserves .........   $    3,550   $        0       $      (34)   $       --   $    3,516
                                        ==========   ==========       ==========    ==========   ==========

Fiscal Year 1995:

  Allowance for doubtful accounts ...   $    6,632   $   10,520       $  (11,071)   $   10,419   $   16,500
                                        ==========   ==========       ==========    ==========   ==========

  Notes receivable reserves .........   $    2,850   $      700       $       --    $       --   $    3,550
                                        ==========   ==========       ==========    ==========   ==========

Fiscal Year 1994:

  Allowance for doubtful accounts ...   $    3,781   $    3,122       $   (2,978)   $    2,707   $    6,632
                                        ==========   ==========       ==========    ==========   ==========

  Notes receivable reserves .........   $    5,424   $   (2,416)(a)   $     (158)   $       --   $    2,850
                                        ==========   ==========       ==========    ==========   ==========


(a) Includes reversal of reserves based on collections of notes previously considered doubtful.