Form 10-Q
period 1996-12-31
LIVING CENTERS OF AMERICA INC
filed 1997-02-13
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934

              For the quarterly period ended DECEMBER 31, 1996

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

                                 (281) 578-4700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---



 There were 19,505,289 shares outstanding of the issuer's only class of common stock as of January 30, 1997.

                    The Exhibit Index is located on page 12.

                        LIVING CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                               TABLE OF CONTENTS
                               DECEMBER 31, 1996

                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL    INFORMATION

         Item 1. Consolidated Financial Statements and Notes                                                            3

         Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                           9


PART II - OTHER  INFORMATION

         Item 1. Not applicable

         Item 2. Not applicable

         Item 3. Not applicable

         Item 4. Not applicable

         Item 5. Not applicable

         Item 6. Exhibits and Reports on Form 8-K                                                                      12


SIGNATURE PAGE                                                                                                         13

PART 1   FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                  Three Months
                                               Ended December 31,
                                            -----------------------
                                               1996         1995
NET REVENUES
   Nursing home revenue:
     Net patient services                   $ 182,684    $ 188,370
     Other                                      1,337        2,546
   Non-nursing home revenue:
     Pharmacy services                         46,603       25,473
     Therapy services                          47,670       52,988
     Medical supplies and other                 1,908        1,003
                                            ---------    ---------
                                              280,202      270,380
COSTS AND EXPENSES:
   Salaries and wages                         111,435      114,154
   Employee benefits                           24,276       24,932
   Nursing, dietary and other supplies         13,479       15,543
   Ancillary services                          54,215       40,948
   General and administrative                  39,703       40,308
   Depreciation and amortization                9,903        9,379
   Provision for bad debts                      5,509        3,793
                                            ---------    ---------
                                              258,520      249,057
                                            ---------    ---------

          INCOME FROM OPERATIONS               21,682       21,323

INTEREST EXPENSE, NET:
   Interest expense                             5,124        4,129
   Interest income                             (1,070)      (1,009)
                                            ---------    ---------
                                                4,054        3,120
                                            ---------    ---------

          INCOME BEFORE INCOME TAXES
             AND EQUITY EARNINGS/MINORITY
             INTEREST                          17,628       18,203

PROVISION FOR INCOME TAXES                      7,240        7,302
                                            ---------    ---------

          INCOME BEFORE EQUITY EARNINGS/
             MINORITY INTEREST                 10,388       10,901

EQUITY EARNINGS/MINORITY INTEREST                 (63)          (2)
                                            ---------    ---------

NET INCOME                                  $  10,325    $  10,899
                                            =========    =========


WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                 19,599       20,360
                                            =========    =========

EARNINGS PER SHARE                          $    0.53    $    0.54
                                            =========    =========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                  (unaudited)


                                                                      December 31,  September 30,
                                            ASSETS                        1996         1996

CURRENT ASSETS:
   Cash and cash equivalents                                            $  21,322    $  21,394
   Receivables (less allowances of $29,600 and $22,783)                   231,844      204,462
   Notes receivable, net                                                    3,756        3,756
   Supplies                                                                16,005       16,582
   Prepaid expenses                                                         4,568        6,450
   Deferred income taxes                                                   19,644       19,644
   Other (including patient trust funds of $3,090 and $3,768)               8,964        9,273
                                                                        ---------    ---------
          TOTAL CURRENT ASSETS                                            306,103      281,561

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                                       368,437      359,137
   Furniture, fixtures and equipment                                      107,903      104,363
   Leased property under capital leases                                    12,551       12,551
                                                                        ---------    ---------
                                                                          488,891      476,051
   Less accumulated depreciation                                          193,491      186,333
                                                                        ---------    ---------
                                                                          295,400      289,718

GOODWILL, NET                                                             193,720      188,508
RESTRICTED INVESTMENTS                                                     34,786       31,040
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                         70        3,016
NOTES RECEIVABLE, NET                                                      10,498       10,780
OTHER ASSETS                                                               20,805       17,111
                                                                        ---------    ---------
                                                                        $ 861,382    $ 821,734
                                                                        =========    =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt               $   5,862    $  13,746
   Accounts payable                                                        60,475       60,210
   Accrued payroll and related expenses                                    61,767       60,089
   Accrued property taxes                                                   4,796        4,995
   Patient trust funds                                                      3,090        3,768
   Accrued income taxes payable                                            19,050       16,921
   Other accrued expenses                                                  17,683       20,741
                                                                        ---------    ---------
          TOTAL CURRENT LIABILITIES                                       172,723      180,470

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                 295,270      262,702

LONG-TERM INSURANCE RESERVES                                               30,649       26,093

MINORITY INTERESTS                                                            171          289

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                     22,652       22,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $ .01; 4,650,000 shares authorized;
      none issued                                                            --           --
   Series A - Junior participating preferred stock, par
     value $.01; 350,000 authorized and
     reserved; none issued                                                   --           --
   Common stock, par value $ .01; 75,000,000 shares
      authorized; 20,267,920 shares issued                                    203          203
   Capital surplus                                                        228,137      228,171
   Retained earnings                                                      131,058      120,733
   Unrealized gain (loss) on securities available-for-sale                    176          (18)
   Treasury stock at cost - 762,631 and 767,053 shares                    (19,657)     (19,774)
                                                                        ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY                                      339,917      329,315
                                                                        ---------    ---------
                                                                        $ 861,382    $ 821,734
                                                                        =========    =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)



                                                                                    Unrealized
                                         Common  Stock                                 Gain        Treasury  Stock
                                     -------------------    Capital     Retained    (Loss) on    --------------------
                                      Shares     Amount     Surplus     Earnings    Securities     Shares     Amount       Total
                                     --------   --------   ---------   ---------    ----------   ---------  ---------   ---------
BALANCE, SEPTEMBER 30, 1996           20,267     $  203    $ 228,171   $ 120,733    ($    18)       767     ($ 19,774)  $ 329,315

Net income                                                                10,325                                           10,325

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                       (34)                                (4)          117          83

Unrealized gain on
   securities available-for-sale                                                         194                                  194
                                      ------    --------   ---------   ---------    ---------       ---     ---------   ---------

BALANCE, DECEMBER 31, 1996            20,267    $    203   $ 228,137   $ 131,058    $    176        763     ($19,657)   $ 339,917
                                      ======    ========  ==========   =========    =========       ===     =========   =========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (unaudited)
                                                                Three Months
                                                             Ended December 31,
                                                           ---------------------
                                                             1996        1995
[S]                                                        [C]         [C]

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 10,325    $ 10,899
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                       9,903       9,379
          Income taxes deferred                                (392)     (1,536)
          Equity earnings/minority interest                      63           2
          Provision for bad debts                             5,509       3,793
   Changes in noncash working capital:
          Receivables                                       (30,885)    (18,868)
          Supplies                                              590        (681)
          Receivable from affiliates                              -         (36)
          Prepayments, including insurance                    1,898       4,484
          Other current assets                                  309        (547)
          Accounts payable                                     (238)    (14,140)
          Accrued expenses and other current liabilities       (497)     13,931
   Changes in long-term insurance reserves                    4,556       3,212
   Other                                                       (199)        (64)
                                                           --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       942       9,828

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions and investments                             (11,629)     (2,102)
   Purchases of property and equipment                      (11,298)     (6,024)
   Disposals of property, equipment and
          other assets                                          935         135
   Restricted investments                                    (3,552)        873
   Additions to notes receivable                               (142)       (109)
   Collections on notes receivable                              424         238
   Other                                                         23        (332)
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES                       (25,239)     (7,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                   -          34
   Net draws under credit line                               24,972       6,225
   Repayment of long-term debt                                 (830)     (8,147)
   Funding of options under 1992 employee stock
          purchase plan and employee benefit plans               83         133
   Other                                                       --           (14)
                                                           --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          24,225      (1,769)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (72)        738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               21,394      17,886
                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 21,322    $ 18,624
                                                           ========    ========



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

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1996 filed with the Securities and Exchange Commission on Form 10-K, Annual Report, file No. 33-44726.

NOTE 2.  LONG-TERM DEBT

    The covenants governing the 1996 Bank Credit Facility and the notes with SouthTrust Bank and Variable Annuity Life provide for the maintenance of various financial ratios. The Company is in compliance with the terms of all such covenants. These covenants also limit the Company's ability to pay dividends. At December 31, 1996 these restrictions effectively limited dividend payments to no more than $19.6 million. Even though the covenants of the 1996 Bank Credit Facility permit the payment of dividends as described above, the Company does not presently intend to pay any such dividends.

    A summary of total debt as of December 31, 1996 is as follows (in thousands):

Bank Credit Facility  . . . . . . . . . . . . . . . . .           $  257,000

SouthTrust Bank of Alabama, NA  . . . . . . . . . . . .               20,000

Variable Annuity Life Insurance Company   . . . . . . .               10,000

NationsBank of Texas, NA  . . . . . . . . . . . . . . .                2,075

Mortgage notes  . . . . . . . . . . . . . . . . . . . .                1,343

Other notes payable   . . . . . . . . . . . . . . . . .                6,960

Obligations under capital leases  . . . . . . . . . . .                3,754
                                                                  ----------
                                                                     301,132
Less short-term notes payable and current portion . . .               (5,862)
                                                                  ----------

Total long-term debt  . . . . . . . . . . . . . . . . .           $  295,270
                                                                  ==========

             LIVING  CENTERS  OF  AMERICA,  INC.  AND  SUBSIDIARIES
                  NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (UNAUDITED)

NOTE 3.  EARNINGS PER COMMON SHARE

    The following table presents a reconciliation of the number of weighted average common shares used in computing primary earnings per share (in thousands):

                                                      Three Months
                                                    Ended December 31,
                                                ---------------------------
                                                  1996               1995
                                                -------             -------
    Common shares outstanding, end of
    period  . . . . . . . . . . . . . . .        19,505              20,268

    Effect of using weighted average
    shares outstanding  . . . . . . . . .            (3)                (62)

    Effect of using treasury stock method
    on stock options and warrants   . . .            97                 154
                                                -------             -------

    Shares used in computing earning per
    share   . . . . . . . . . . . . . . .        19,599              20,360
                                                =======             =======

NOTE 4.  CASH INTEREST AND TAXES

    Total cash interest paid during the three months ended December 31, 1996 and 1995 was $5.6 million and $2.4 million, respectively. Cash taxes paid during the three months ended December 31, 1996 and 1995 were $5.5 million and $1.0 million, respectively.

NOTE 5.  RESTRUCTURING PLAN

    During fiscal year 1996, the Company finalized a plan originating in June 1995 to restructure the operations and exit certain activities of American Rehabilitation Services, Inc. ("ARS"), its rehabilitation subsidiary. This plan includes centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions of approximately 300 employees in both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million and included an accrual for estimated exit costs of $4.4 million related to termination/severance for displaced employees and $4.2 million related to future lease costs for abandoned real property. Through December 31, 1996 ARS has charged $2.3 million against the accrual for termination/severance for approximately 275 displaced employees and $0.8
million against the accrual for future lease costs.   The restructuring is
expected to be completed during the second quarter of fiscal 1997.

NOTE 6.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1996 presentation.

NOTE 7.  CONTINGENCIES

    The Company is a party to various legal proceedings. The Company believes that there are no material pending legal proceedings which are not adequately covered by insurance or related reserves.

    In October 1996 the Company entered into a master lease arrangement providing for the acquisition, development, and construction of skilled nursing and assisted living facilities for a total amount not to exceed $100.0 million. The lease is an unconditional "triple net" lease for all facilities covered for a period of seven years. The Company guarantees a substantial portion of the residual value of the facilities covered and has an option to purchase the facilities at any time prior to the maturity date. At December 31, 1996 approximately $2.1 million of this arrangement was utilized.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company provides a diverse range of services in the health care continuum including long-term health care, rehabilitation therapy, and pharmaceutical services. Services provided at the Company's long-term care facilities, which comprise approximately 66% of the Company's total revenue, include long-term nursing services and specialty care services including assisted living services, subacute care, and care for individuals with Alzheimer's disease. The Company is currently expanding or developing additional specialty care services such as hospice care, geriatric physician management services, and home health care.

RESULTS OF OPERATIONS

     The following table sets forth certain data from the statement of income expressed as a percentage of net revenues:


                                                   THREE MONTHS
                                                ENDED DECEMBER 31,
                                                ------------------
                                                  1996    1995
                                                  ----    ----
Net Revenues:
 Nursing home                                      65.7%    70.6%
 Non-nursing home:
 Pharmacy                                          16.6      9.4
 Therapy                                           17.0     19.6
 Other                                              0.7      0.4
                                                  -----    -----
                                                  100.0    100.0
                                                  -----    -----
Costs and Expenses:
 Salaries and wages                                39.8     42.3
 Employee benefits                                  8.7      9.2
 Nursing, dietary, and other supplies               4.8      5.7
 Ancillary services                                19.3     15.1
 General and administrative                        14.2     14.9
 Depreciation and amortization                      3.5      3.5
 Provision for bad debts                            2.0      1.4
                                                  -----    -----
                                                   92.3     92.1
                                                  -----    -----
Income from operations                              7.7      7.9

Interest expense, net                               1.4      1.2
                                                  -----    -----

Income before income taxes and equity earnings/
 minority interest                                  6.3      6.7

Provision for income taxes                          2.6      2.7
                                                  -----    -----

Income before equity earnings/minority interest     3.7      4.0

Equity earnings/minority interest                  --       --
                                                  -----    -----

Net income                                          3.7%     4.0%
                                                  =====    =====

     Nursing home revenues are derived from two basic sources: routine services ($147.4 million or 80.1% in the first quarter of fiscal 1997) and ancillary services ($36.6 million or 19.9% in the first quarter of fiscal 1997) and are a function of occupancy rates in the long-term care facilities and the payor mix. Occupancy rates, as identified in the following table, decreased in the first quarter of fiscal 1997 due to the divestiture of DevCon in the fourth quarter of fiscal 1996 and an increase in hospital-operated skilled units, assisted living facilities, and other alternative care providers in key markets. The Company has invested in the marketing and managed care areas and has implemented an aggressive marketing program to increase census and improve quality mix.


                                                 Three Months
                                              Ended December 31,
                                              ------------------
                                               1996       1995
 Weighted average licensed bed count           23,322    25,676

 Total average residents                       19,442    21,749

 Average occupancy                             83.4%     84.7%

     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without government assistance, managed care companies, commercial insurers, health maintenance organizations, and Veteran's administration contractual payments.

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

                                           Three Months
                                        Ended December 31,
                                        ------------------

                                         1996       1995
  Private pay                            34.1%      32.6%

  Medicare                               24.3%      24.0%

  Medicaid                               41.6%      43.4%

     The increasing trend in the percentage of revenues derived from private pay and Medicare sources is primarily attributable to the growth in the Company's pharmacy and therapy operations. The revenue from these operations, which is primarily generated from private pay and Medicare sources, results in a reduction of the percentage of net revenue derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents.

     FIRST QUARTER OF FISCAL 1997 COMPARED TO FIRST QUARTER OF FISCAL 1996.
Net revenues comprising nursing home and non-nursing home operations totaled $280.2 million for the quarter ended December 31, 1996 an increase of $9.8 million or 3.6 %, as compared to the same period for fiscal 1996. Nursing home operations contributed $8.3 million of the increase, which includes rate increases of $7.1 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $3.2 million and a reduction of $2.0 million as a result of lower average occupancy. Divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, lowered nursing home revenue by $15.2 million. Non-nursing home operations contributed $16.7 million of the increase, consisting of an increase of $21.1 million for pharmacy services, a decrease of $5.3 million for therapy services, and an increase of $0.9 million from medical supplies and other services. The acquisition of pharmacies subsequent to the first quarter of fiscal 1996 primarily caused the increase in pharmacy services and the closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services. The increase in medical supplies and other services is primarily due to the purchase of a controlling interest in Heart of America Hospice in October 1996.

     Costs and expenses totaled $258.5 million for the quarter ended December 31, 1996, an increase of $9.5 million or 3.8%, as compared to the same period for fiscal 1996. Payroll, ancillary, and general and administrative costs increased $5.0, $13.6, and $2.5 million, respectively, excluding divested operations. The increase in ancillary services is primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Bad debt expense increased $1.8 million primarily due to focus Medicare billing reviews in Texas for therapy services and the increase in pharmacy revenues which have a higher provision for bad debts. Divestitures, primarily DevCon, reduced total expenses by $13.9 million.

     Net interest expense totaled $4.1 million for the quarter ended December 31, 1996, an increase of $0.9 million as compared to the same period for fiscal 1996. The increase reflects interest expense on the additional debt incurred to purchase $20.0 million of the Company's common stock late in fiscal 1996, and acquisitions, investments, and other capital expenditures during the quarter.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents were $21.3 million at December 31, 1996, and working capital was $133.4 million, an increase of $32.3 million during the first quarter of fiscal 1997. Net income of $10.3 million, non-cash items totaling $15.1 million, and other working capital changes were substantially offset by an increase in receivables of $30.1 million. The increase in receivables was primarily attributable to acquisitions ($1.3 million), timing of collections of Medicare cost reports and other rate adjustments ($4.9 million), an increase in average days outstanding, net of allowance, ($10.6 million) and revenue increases ($10.1 million).

     Cash used in investing activities was $25.2 million in the first quarter of fiscal 1997, as compared to $7.3 million in the first quarter of fiscal 1996. Investing activities for the first quarter 1997 included the purchase of an additional 33% in Heart of America Hospice ($2.0 million), three pharmacy related acquisitions ($5.2 million), construction of four assisted living facilities and the expansion of existing facilities ($2.0 million), and routine capital expenditures. Capital commitments on the four assisted living facilities remaining under construction and expansion of existing long-term care facilities totaled $8.3 million at December 31, 1996. These commitments are expected to be funded by cash from operations or the Bank Credit Facility.

     Financing activities provided $24.2 million during the first fiscal quarter of 1997 and were primarily used for acquisitions, investments, and other capital expenditures.

     During the quarter the Company finalized a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing and assisted living facility acquisitions, development, and construction. At December 31, 1996, $2.1 million of this arrangement was utilized.

     The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash.

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit Index

         Exhibit                                                                                            Page
         Number                                                                                            Number
         -------                                                                                           ------
         10.1     Lease between FBTC Leasing Corp., as lessor, and Living Centers
                          Holding Company as lessee                                                          15

                  Participation Agreement among Living Centers Holding Company, as Lessee, FBTC Leasing Corp., a New York corporation, as
                          Lessor, The Chase Manhattan Bank, as Agent for the Lenders                         47

                  Guarantee made by Living Centers of America, Inc. a Guarantor in
                          Favor of The Chase Manhattan Bank, as Agent                                        87

         10.2     Employment Agreement between Living Centers of America, Inc. and
                          James P. Dorn                                                                     118

         10.3     Employment Agreement between Living Centers of America, Inc. and
                          Ronald W. Fleming                                                                 133

         11       Statement re: Computation of Per Share Earnings                                           148

         27       Financial Data Schedule                                                                   150

 (b)     Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LIVING CENTERS OF AMERICA, INC.
                                           (Registrant)
January 30, 1997
                                        By: /s/ Charles B. Carden
                                            --------------------------------
                                                Charles B. Carden
                                                Executive Vice President and
                                                Chief Financial Officer

                                        By: /s/ Ronald W. Fleming
                                            --------------------------------
                                                Ronald W. Fleming
                                                Controller and
                                                Chief Accounting Officer

                              INDEX TO EXHIBITS

         Exhibit                                                                                            Page
         Number                                                                                            Number
         -------                                                                                           ------
         10.1     Lease between FBTC Leasing Corp., as lessor, and Living Centers
                          Holding Company as lessee                                                          15

                  Participation Agreement among Living Centers Holding Company, as Lessee, FBTC Leasing Corp., a New York corporation, as
                          Lessor, The Chase Manhattan Bank, as Agent for the Lenders                         47

                  Guarantee made by Living Centers of America, Inc. a Guarantor in
                          Favor of The Chase Manhattan Bank, as Agent                                        87

         10.2     Employment Agreement between Living Centers of America, Inc. and
                          James P. Dorn                                                                     118

         10.3     Employment Agreement between Living Centers of America, Inc. and
                          Ronald W. Fleming                                                                 133

         11       Statement re: Computation of Per Share Earnings                                           148

         27       Financial Data Schedule                                                                   150