Form 10-Q
period 1997-03-31
LIVING CENTERS OF AMERICA INC
filed 1997-05-15
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

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

     There were 19,547,616 shares outstanding of the issuer's only class of common stock as of May 2, 1997.

                    The Exhibit Index is located on page 14.

                        LIVING CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 MARCH 31, 1997

                                                                         PAGE

PART I - FINANCIAL    INFORMATION

         Item 1.  Consolidated Financial Statements and Notes             3

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations           10


PART II - OTHER  INFORMATION

         Item 1.  Legal Proceedings                                      14

         Item 2.  Not applicable

         Item 3.  Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders    14

         Item 5.  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURE PAGE                                                           15

PART 1   FINANCIAL INFORMATION
Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                  Three Months                 Six Months
                                                 Ended March 31,             Ended March 31,
                                            ------------------------    ------------------------
                                               1997          1996          1997          1996
NET REVENUES
   Nursing home revenue:
     Net patient services                    $ 185,323     $ 193,962     $ 368,007     $ 382,332
     Other                                       1,363         2,203         2,700         4,749
   Non-nursing home revenue:
     Pharmacy services                          48,656        28,719        95,259        54,192
     Therapy services                           45,899        52,127        93,569       105,115
     Home health, hospice, and other             4,077         1,045         5,985         2,048
                                             ---------     ---------     ---------     ---------
                                               285,318       278,056       565,520       548,436
COSTS AND EXPENSES:
   Salaries and wages                          108,962       114,340       220,397       228,494
   Employee benefits                            25,974        25,724        50,250        50,656
   Nursing, dietary and other supplies          13,314        14,783        26,793        30,326
   Ancillary services                           56,715        45,666       110,930        86,614
   General and administrative                   39,880        40,642        79,583        80,950
   Depreciation and amortization                10,163         9,587        20,066        18,966
   Provision for bad debts                       4,466         3,204         9,975         6,997
                                             ---------     ---------     ---------     ---------
                                               259,474       253,946       517,994       503,003
                                             ---------     ---------     ---------     ---------

          INCOME FROM OPERATIONS                25,844        24,110        47,526        45,433

INTEREST EXPENSE, NET:
   Interest expense                              5,501         4,108        10,625         8,237
   Interest income                              (1,119)       (1,152)       (2,189)       (2,161)
                                             ---------     ---------     ---------     ---------
                                                 4,382         2,956         8,436         6,076
                                             ---------     ---------     ---------     ---------

          INCOME BEFORE INCOME TAXES
             AND EQUITY EARNINGS/MINORITY
             INTEREST                           21,462        21,154        39,090        39,357

PROVISION FOR INCOME TAXES                       9,129         8,553        16,369        15,855
                                             ---------     ---------     ---------     ---------

          INCOME BEFORE EQUITY EARNINGS/
             MINORITY INTEREST                  12,333        12,601        22,721        23,502

EQUITY EARNINGS/MINORITY INTEREST                 (119)         (189)         (182)         (191)
                                             ---------     ---------     ---------     ---------

NET INCOME                                   $  12,214     $  12,412     $  22,539     $  23,311
                                             =========     =========     =========     =========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                  19,747        20,503        19,672        20,414
                                             =========     =========     =========     =========

EARNINGS PER SHARE                           $    0.62     $    0.61     $    1.15     $    1.14
                                             =========     =========     =========     =========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                  (unaudited)


                                                                     March 31,   September 30,
                                            ASSETS                     1997          1996
CURRENT ASSETS:
   Cash and cash equivalents                                         $  10,351     $  21,394
   Receivables (less allowances of $33,894 and $22,783)                227,567       192,340
   Notes receivable, net                                                 4,201         3,756
   Supplies                                                             16,743        16,582
   Prepaid expenses                                                      2,740         6,450
   Deferred income taxes                                                19,644        19,644
   Other (including patient trust funds of $3,672 and $3,768)            8,329         9,273
                                                                     ---------     ---------
          TOTAL CURRENT ASSETS                                         289,575       269,439

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                                    370,879       359,137
   Furniture, fixtures and equipment                                   112,387       104,363
   Leased property under capital leases                                 12,551        12,551
                                                                     ---------     ---------
                                                                       495,817       476,051
   Less accumulated depreciation                                       198,804       186,333
                                                                     ---------     ---------
                                                                       297,013       289,718

GOODWILL, NET                                                          194,174       188,508
RESTRICTED INVESTMENTS                                                  50,107        31,040
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                      43         3,016
NOTES RECEIVABLE, NET                                                   11,729        10,780
OTHER ASSETS                                                            23,619        17,111
                                                                     ---------     ---------
                                                                     $ 866,260     $ 809,612
                                                                     =========     =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt            $  15,995     $  13,746
   Accounts payable                                                     38,777        48,088
   Accrued payroll and related expenses                                 57,533        60,089
   Accrued property taxes                                                3,136         4,995
   Patient trust funds                                                   3,672         3,768
   Accrued income taxes payable                                          5,384        16,921
   Other accrued expenses                                               17,972        20,741
                                                                     ---------     ---------
          TOTAL CURRENT LIABILITIES                                    142,469       168,348

LONG-TERM DEBT, NET OF CURRENT MATURITIES                              311,233       262,702

LONG-TERM INSURANCE RESERVES                                            33,453        26,093

MINORITY INTERESTS                                                         218           289

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                  26,078        22,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $ .01; 4,650,000 shares authorized;
      none issued                                                         --            --
   Series A - Junior participating preferred stock, par
     value $.01; 350,000 authorized and
     reserved; none issued                                                --            --
   Common stock, par value $ .01; 75,000,000 shares
      authorized; 20,267,920 shares issued                                 203           203
   Capital surplus                                                     228,091       228,171
   Retained earnings                                                   143,272       120,733
   Unrealized loss on securities available-for-sale                       (202)          (18)
   Treasury stock at cost - 720,304 and 767,053 shares                 (18,555)      (19,774)
                                                                     ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                                   352,809       329,315
                                                                     ---------     ---------
                                                                     $ 866,260     $ 809,612
                                                                     =========     =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)


                                       Common  Stock                               Unrealized    Treasury  Stock
                                     -----------------    Capital       Retained    Loss on     -------------------
                                     Shares     Amount    Surplus       Earnings   Securities   Shares     Amount         Total
                                     ------    -------   ---------      --------   ----------   ------    ---------     ---------
BALANCE, SEPTEMBER 30, 1996          20,267     $203     $ 228,171      $120,733     $ (18)      767      $(19,774)     $ 329,315

Net income                                                                22,539                                           22,539

Funding of employee benefit
   plans                                                       (44)                              (42)        1,101          1,057

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                     (36)                               (5)          118             82

Unrealized loss on
   securities available-for-sale                                                      (184)                                  (184)
                                     ------     ----     ---------      --------     -----      ----      --------      ---------

BALANCE, MARCH 31, 1997              20,267     $203     $ 228,091      $143,272     $(202)      720      $(18,555)     $ 352,809
                                     ======     ====     =========      ========     =====      ====      ========      =========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                   Six Months
                                                                 Ended March 31,
                                                             ----------------------
                                                               1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 22,539      $ 23,311
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                        20,066        18,966
          Income taxes deferred                                  (603)       (3,705)
          Equity earnings/minority interest                       182           191
          Provision for bad debts                               9,975         6,997
   Changes in noncash working capital:
          Receivables                                         (43,826)      (39,159)
          Supplies                                                122          (518)
          Receivable from affiliates                             --           2,698
          Prepayments, including insurance                      3,763         6,513
          Other current assets                                 (1,756)       (1,082)
          Accounts payable                                     (9,799)      (10,469)
          Accrued expenses and other current liabilities      (12,497)        9,532
   Changes in long-term insurance reserves                      7,360         6,845
   Other                                                         (334)         (523)
                                                             --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,808)       19,597

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions and investments                               (15,536)      (15,996)
   Purchases of property and equipment                        (21,181)      (14,322)
   Disposals of property, equipment and
          other assets                                          4,928           574
   Restricted investments                                     (19,251)       (1,850)
   Additions to notes receivable                                 (868)         (595)
   Collections on notes receivable                                964           433
   Other                                                       (1,433)          279
                                                             --------      --------
NET CASH USED IN INVESTING ACTIVITIES                         (52,377)      (31,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                   806           232
   Net draws under credit line                                 48,814        29,625
   Repayment of long-term debt                                 (3,560)      (18,566)
   Funding of options under 1992 employee stock
          option plan                                              82           465
   Other                                                         --             (41)
                                                             --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      46,142        11,715
DECREASE IN CASH AND CASH EQUIVALENTS                         (11,043)         (165)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 21,394        17,886
                                                             --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 10,351      $ 17,721
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

NOTE 2.  LONG-TERM DEBT

     The covenants governing the 1996 Bank Credit Facility and the notes with SouthTrust Bank and Variable Annuity Life provide for the maintenance of various financial ratios. The Company is in compliance with the terms of all such covenants. These covenants also limit the Company's ability to pay dividends. At March 31, 1997 these restrictions effectively limited dividend payments to no more than $10.8 million. Even though the covenants of the 1996 Bank Credit Facility permit the payment of dividends as described above, the Company does not presently intend to pay any such dividends.


     A summary of total debt as of March 31, 1997 is as follows (in thousands):

Bank Credit Facility .....................................................     $ 275,450

SouthTrust Bank of Alabama, NA ...........................................        20,000

Variable Annuity Life Insurance Company ..................................        10,000

NationsBank of Texas, NA .................................................        10,000

Mortgage notes ...........................................................           700

Other notes payable ......................................................         7,589

Obligations under capital leases .........................................         3,489
                                                                               ---------
                                                                                 327,228

Less short-term notes payable and current portion ........................       (15,995)
                                                                               ---------
Total long-term debt .....................................................     $ 311,233
                                                                               =========

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  EARNINGS PER COMMON SHARE

     The following table presents a reconciliation of the number of weighted average common shares used in computing primary earnings per share (in thousands):


                                                 Three Months               Six Months
                                                Ended March 31,          Ended March 31,
                                              --------------------     --------------------
                                                1997         1996         1997         1996
Common shares outstanding, end of
period .................................      19,548       20,244       19,548       20,244

Effect of using weighted average shares
outstanding ............................          (9)          (9)         (27)         (23)

Effect of using treasury stock method on
stock options and warrants .............         208          268          151          193
                                              ------       ------       ------       ------
Shares used in computing earning per
share ..................................      19,747       20,503       19,672       20,414
                                              ======       ======       ======       ======


NOTE 4.  CASH INTEREST AND TAXES

     Total cash interest paid during the six months ended March 31, 1997 and 1996 was $10.1 million and $8.8 million, respectively. Cash taxes paid during the six months ended March 31, 1997 and 1996 were $23.5 million and $16.1 million, respectively.

NOTE 5.  RESTRUCTURING PLAN

     During fiscal year 1996, the Company finalized a plan originating in June 1995 to restructure the operations and exit certain activities of American Rehabilitation Services, Inc. ("ARS"), its rehabilitation subsidiary. This plan includes centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions of approximately 300 employees in both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million and included an accrual for estimated exit costs of $4.4 million related to termination/severance for displaced employees and $4.2 million related to future lease costs for abandoned real property. Through March 31, 1997 ARS has charged $3.0 million against the accrual for termination/severance for over 300 displaced employees and $1.2 million against the accrual for future lease costs. The restructuring was substantially completed at March 31, 1997.

NOTE 6.  RECLASSIFICATIONS

     During the March 1997 quarter, information became available to summarize trade receivables and payables due between the Company's operating subsidiaries and exclude these intercompany balances from the Consolidated Financial Statements. As a result, the September 1996 Receivables and Accounts payable balances have both been reduced by $12.1 million to reflect this new information.

     Certain other prior year amounts have also been reclassified to conform with the 1997 presentation.

 NOTE 7. CONTINGENCIES

     The Company has been served with a petition seeking $5.0 million in damages in connection with a home health agency management agreement entered into by a subsidiary of Rehability Health Services, Inc., the predecessor of ARS. The former manager alleges that the Company breached the management agreement by terminating its services. The Company is vigorously defending this allegation and has filed a lawsuit against the former manager for breach of the agreement. The Company is unable to measure the outcome of these proceedings or the effect on its financial position, if any, at this time.

     The Company is a party to various other legal proceedings in the normal course of business. The Company takes every legal claim seriously and investigates and, where appropriate, defends such allegations vigorously. Such claims are generally covered by insurance, or the Company has provided reserves which it believes are adequate for any potential losses which may result from such claims. The Company believes that the results of any such proceedings, if determined unfavorably to the Company, will not have a material adverse effect on its consolidated financial position or its results of operations.

     In October 1996 the Company entered into a master lease arrangement providing for the acquisition, development, and construction of skilled nursing and assisted living facilities for a total amount not to exceed $100.0 million. The lease is an unconditional "triple net" lease for all facilities covered for a period of seven years. The Company guarantees a substantial portion of the residual value of the facilities covered and has an option to purchase the facilities at any time prior to the maturity date. At March 31, 1997 approximately $22.8 million of this arrangement was utilized.

NOTE 8.  SUBSEQUENT EVENTS

     On May 8, 1997 the Company announced execution of agreements for a leveraged recapitalization of the Company to be followed immediately by a business combination with GranCare, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete description of these transactions.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides a diverse range of services in the health care continuum including long-term health care, rehabilitation therapy, and pharmaceutical services. Services provided at the Company's long-term care facilities, which comprise approximately 66% of the Company's total revenue, include long-term nursing services and specialty care services including assisted living services, subacute care, and care for individuals with Alzheimer's disease. The Company is currently expanding or developing additional specialty care services such as hospice care, geriatric physician practice management services, and home health care.

RESULTS OF OPERATIONS

     The following table sets forth certain data from the statement of income expressed as a percentage of net revenues:


                                                              Three Months                Six Months
                                                             Ended March 31,            Ended March 31,
                                                            1997         1996          1997         1996
Net Revenues:
     Nursing home                                           65.4%        70.6%         65.6%        70.5%
     Non-nursing home:
        Pharmacy                                            17.1         10.3          16.8          9.9
        Therapy                                             16.1         18.7          16.5         19.2
        Home health, hospice, and other                      1.4          0.4           1.1          0.4
                                                          ------       ------        ------       ------
                                                           100.0        100.0         100.0        100.0
Costs and Expenses:
     Salaries and wages                                     38.0         41.1          39.0         41.6
     Employee benefits                                       9.1          9.3           8.9          9.2
     Nursing, dietary, and other supplies                    4.7          5.3           4.7          5.5
     Ancillary services                                     19.9         16.4          19.6         15.8
     General and administrative                             14.0         14.6          14.1         14.8
     Depreciation and amortization                           3.6          3.4           3.5          3.5
     Provision for bad debts                                 1.6          1.2           1.8          1.3
                                                          ------       ------        ------       ------

Income from operations                                       9.1          8.7           8.4          8.3
Interest expense, net                                        1.5          1.1           1.5          1.1
                                                          ------       ------        ------       ------

Income before income taxes and equity earnings/
    minority interest                                        7.6          7.6           6.9          7.2
Provision for income taxes                                   3.2          3.1           2.9          2.9
                                                          ------       ------        ------       ------

Income before equity earnings/minority interest              4.4          4.5           4.0          4.3
Equity earnings/minority interest                             --         (0.1)           --           --
                                                          ------       ------        ------       ------

Net income                                                   4.4%         4.4%          4.0%         4.3%
                                                          ======       ======        ======       ======

     Nursing home revenues are derived from two basic sources: routine services ($147.3 million or 78.9% in the second quarter of fiscal 1997 and $294.6 million or 79.5% year-to-date fiscal 1997) and ancillary services ($39.4 million or 21.1% in the second quarter of fiscal 1997 and $76.1 million or 20.5% year-to-date fiscal 1997) and are a function of occupancy rates in the long-term care facilities and the payor mix. Occupancy rates, as identified in the following table, decreased in the second quarter of fiscal 1997 primarily due to the divestiture of DevCon in the fourth quarter of fiscal 1996. The DevCon divestiture reduced weighted average licensed bed count by 1,747 and total average residents by 1,549 and 1,555 for the three months and six months ended March 31, 1997, respectively. Also, an increase in hospital-operated skilled units, assisted living facilities, and other alternative care providers in key markets contributed to a decrease in occupancy rates. The Company has invested in the marketing and managed care areas and has implemented an aggressive marketing program to increase census and improve quality mix.

                                         Three Months           Six Months
                                        Ended March 31,       Ended March 31,
                                       -----------------     -----------------
                                        1997       1996       1997       1996

Weighted average licensed bed count    23,098     25,824     23,211     25,750
Total average residents                19,093     21,607     19,270     21,678
Average occupancy                        82.7%      83.7%      83.0%      84.2%

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


                                       Three Months          Six Months
                                      Ended March 31,       Ended March 31,
                                      ---------------       ---------------
                                      1997       1996       1997       1996
Private                               33.4%      31.3%      33.7%      31.9%
Medicare                              26.2       25.7       25.3       24.9
Medicaid                              40.4       43.0       41.0       43.2

     The higher percentage of revenues derived from private pay sources is primarily attributable to the growth in the Company's pharmacy operations. The revenue from the pharmacy operations, which is primarily generated from private pay sources, along with the divestiture of DevCon in the fourth quarter of fiscal 1996, result in a reduction of the percentage of net revenue derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents.

     SECOND QUARTER OF FISCAL 1997 COMPARED TO SECOND QUARTER OF FISCAL 1996. Net revenues comprising nursing home and non-nursing home operations totaled $285.3 million for the quarter ended March 31, 1997, an increase of $7.3 million or 2.6 %, as compared to the same period for fiscal 1996. Nursing home operations contributed $7.8 million of the increase, which included rate increases of $8.4 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $3.1 million, a $1.7 million reduction due to fewer days in the period, a $1.1 million reduction due to an increase in Medicare reserves, and a $2.1 million reduction due to lower average occupancy. Divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, lowered nursing home revenue by $17.3 million. Non-nursing home operations contributed $16.7 million of the increase, consisting of an increase of $19.9 million for pharmacy services, a decrease of $6.2 million for therapy services, and an increase of $3.0 million from home health, hospice and other services. The acquisition of pharmacies subsequent to the second quarter of fiscal 1996 primarily caused the increase in pharmacy services and the closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services. The increase in home health, hospice and other services is primarily due to the purchase of Colorado Home Care in January 1997 and the purchase of the remaining 50% interest in Heart of America Hospice during fiscal year 1997.

     Costs and expenses totaled $259.5 million for the quarter ended March 31, 1997, an increase of $5.5 million or 2.2%, as compared to the same period for fiscal 1996. Payroll and employee benefits, ancillary, and general and administrative costs increased $4.3, $11.7, and $2.5 million, respectively, excluding divested operations. The increase in ancillary services was primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Bad debt expense increased $1.2 million, which included a reduction of $1.1 million due to collection of a note receivable that was substantially reserved. The remaining increase of $2.3 million was due to focus Medicare billing reviews in several states for therapy services and the increase in pharmacy revenues which have a higher provision for bad debts. Divestitures, primarily DevCon, reduced total expenses by $15.4 million.

     Net interest expense totaled $4.4 million for the quarter ended March 31, 1997, an increase of $1.4 million as compared to the same period for fiscal 1996. The increase reflected interest expense to finance the increase in working capital, additional debt incurred to purchase $20.0 million of the Company's common stock late in fiscal 1996, and acquisitions, investments, and other capital expenditures during the quarter.

     The provision for income taxes totaled $9.1 million for the quarter ended March 31, 1997 or 42.6% of income before income taxes and equity earnings/minority interest, an increase of $0.6 million or 2.2 percentage points. The effective rate increase was the result of higher state income tax rates and an increase in non-deductible goodwill.

     FISCAL 1997 YEAR TO DATE COMPARED TO FISCAL 1996 YEAR TO DATE. Net revenues comprising nursing home and non-nursing home operations totaled $565.5 million for the six months ended March 31, 1997, an increase of $17.1 million or 3.1%, as compared to the same period for fiscal 1996. Nursing home operations contributed $16.1 million of the increase, which included rate increases of $15.5 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $6.3 million, a $1.7 million reduction due to fewer days in the period, a $1.1 million reduction due to an increase in Medicare reserves, and a $4.2 million reduction due to lower average occupancy. Divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, lowered nursing home revenue by $32.5 million. Non-nursing home operations contributed $33.5 million of the increase, consisting of an increase of $41.1 million for pharmacy services, a decrease of $11.5 million for therapy services, and an increase of $3.9 million from home health, hospice and other services. The acquisition of pharmacies subsequent to the second quarter of fiscal 1996 primarily caused the increase in pharmacy services and the closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services. The increase in home health, hospice and other services was primarily due to the purchase of Colorado Home Care in January 1997 and the purchase of the remaining 50% interest in Heart of America Hospice during fiscal year 1997.

     Costs and expenses totaled $518.0 million for the six months ended March 31, 1997, an increase of $15.0 million or 3.0%, as compared to the same period for fiscal 1996. Payroll and employee benefits, ancillary, and general and administrative costs increased $9.3, $25.3, and $5.0 million, respectively, excluding divested operations. The increase in ancillary services was primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Bad debt expense increased $3.1 million, which included a reduction of $1.1 million due to collection of a note receivable that was substantially reserved. The remaining increase of $4.2 million was due to focus Medicare billing reviews in several states for therapy services and the increase in pharmacy revenues which have a higher provision for bad debts. Divestitures, primarily DevCon, reduced total expenses by $29.7 million.

     Net interest expense totaled $8.4 million for the six months ended March 31, 1997, an increase of $2.4 million as compared to the same period for fiscal 1996. The increase reflected interest expense to finance the increase in working capital, additional debt incurred to purchase $20.0 million of the Company's common stock late in fiscal 1996, and acquisitions, investments, and other capital expenditures during the six months ended March 31, 1997.

     The provision for income taxes totaled $16.4 million for the six months ended March 31, 1997 or 41.9% of income before income taxes and equity earnings/minority interest, an increase of $0.5 million or 1.6 percentage points. The effective rate increase was the result of higher state income tax rates and an increase in non-deductible goodwill.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents were $10.4 million at March 31, 1997 and working capital was $147.1 million, an increase of $46.0 million during the first six months of fiscal 1997. Receivables increased by $43.8 million primarily attributable to acquisitions ($1.3 million), timing of collections of Medicare cost reports and rate adjustments ($2.9 million), an increase in average days outstanding, net of allowance, ($9.1 million), and revenue increases ($19.5 million). Accounts payable decreased $9.8 million due to the timing of payments. Accrued expenses and other current liabilities decreased by $12.5 million primarily due to federal income taxes on the divestiture of DevCon ($7.0 million) and cash payments related to the ARS restructuring ($2.9 million).

     Cash used in investing activities was $52.4 million during the first six months of fiscal 1997 compared to $31.5 million for the same period in fiscal 1996. Investing activities in fiscal 1997 included the purchase of the remaining 50% interest in Heart of America Hospice ($3.3 million), three pharmacy related acquisitions ($5.0 million), construction of four assisted living facilities and the expansion of existing facilities ($5.5 million), and routine capital expenditures. Capital commitments on the four assisted living facilities remaining under construction and expansion of existing long-term care facilities totaled $3.5 million at March 31, 1997. These commitments are expected to be funded by cash from operations or the Bank Credit Facility. Cash flow from the disposition of assets was primarily related to the divestiture of two long-term care facilities in Texas. Restricted investments increased $19.2 million due to the collection of outstanding receivables from the third-party insurance carrier.

     Financing activities provided $46.1 million during the first six months of fiscal 1997 and were primarily used to fund working capital, acquisitions, investments and other capital expenditures. In addition to the Bank Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing and assisted living facility acquisitions, development, and construction. At March 31, 1997, $22.8 million of this arrangement was utilized or committed.

     The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash.

RECAPITALIZATION AND MERGER

     As previously reported, the Company entered into two merger agreements on May 7, 1997, one with an affiliate of Apollo Management, L.P. ("Apollo") and the other with GranCare, Inc. ("GranCare").

     Under the terms of these agreements, Apollo will invest $200.0 million in a recapitalization transaction to purchase approximately 4.94 million shares of newly-issued common stock of the Company at $40.50 per share. In connection with the recapitalization, existing shareholders of the Company will receive $40.50 per share in cash for 93% of the outstanding shares of the Company and will retain 7% of such stock after the recapitalization. Specifically, unless some of the Company's shareholders elect to retain a larger percentage of their shares, each share will be converted into approximately $37.67 in cash plus
0.07 shares.

     Upon completion of the recapitalization, GranCare will merge with a subsidiary of the Company. In the merger, each outstanding share of GranCare common stock will be exchanged for 0.2469 shares of common stock of the Company, as recapitalized. Immediately after the recapitalization and merger transactions, GranCare shareholders will hold approximately 49.5% of the then outstanding shares of the Company, Apollo will hold approximately 39.3% and the Company's current shareholders will own the remaining 11.2%.

     The recapitalization and merger are each subject to the consummation of the other, the availability of necessary financing, stockholder approvals by the shareholders of the Company and GranCare, receipt of required regulatory approvals, and other customary conditions.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                The Company has been served with a Petition, Cause No. 97-1500-G, Community Healthcare Services of America, Inc. v. Rehability Health Services, Inc. and Living Centers of America, Inc., in the 319th Judicial District Court of Nueces County, Texas, seeking $5.0 million in damages, filed by Community Health Services, Inc. ("Community"), in connection with a home health agency management agreement entered into between Community and a subsidiary of Rehability, the predecessor of the Company's rehabilitation subsidiary company, American Rehability Services, Inc. The Rehability subsidiary operated a Texas home health agency which Community managed. The Company is vigorously defending the allegations of Community that the Company breached the agreement by terminating Community's management services and has filed a lawsuit against Community for breach of the agreement, Cause No. 97-03569; Rehability Health Services, Inc. v. Community Healthcare Services, Inc., in the 353rd Judicial District Court of Travis County, Texas.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The annual meeting of stockholders of the Company was held on February 6, 1997 in Houston, Texas. At that time the following directors were elected (the votes cast for and withheld for each director are summarized below):


                                       Votes        Votes
                                        For        Withheld
                                     ----------    --------
Anthony M. Frank (Class II)          12,907,523    137,321

Leroy D. Williams (Class II)         12,373,571    671,273


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibit Index


       Exhibit                                                                     Page
       Number                                                                     Number
       ------                                                                     ------

        2.1     Agreement and Plan of Merger among Apollo Management, L.P.,
                Apollo LCA Acquisition Corporation and Living Centers of
                America, Inc. (filed as Exhibit 99.1 to the Registrant's Form
                8-K dated May 8, 1997 and incorporated herein by reference).

        2.2     Agreement and Plan of Merger among Living Centers of America,
                Inc., GranCare, Inc. and Apollo Management, L.P. (filed as
                Exhibit 99.2 to the Registrant's Form 8-K dated May 8, 1997 and incorporated herein by reference).

       10.1     Employment Agreement between Living Centers of America, Inc.        16
                and Charles B. Carden

       10.2     Employment Agreement between Living Centers of America, Inc.        28
                and David L. Ward

       11       Statement re: Computation of Per Share Earnings                     46

       27       Financial Data Schedule                                             48

       99.1     Joint Press Release issued by Living Centers of America, Inc.
                and GranCare, Inc. on May 8, 1997 (filed as Exhibit 99.3 to the
                Registrant's Form 8-K dated May 8, 1997 and incorporated herein by reference).

    (b)  Reports on Form 8-K

              On May 8, 1997 the Company filed Form 8-K regarding the announced execution of agreements for a leveraged recapitalization of the Company to be followed immediately by a business combination with GranCare, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



May 8, 1997


                                      LIVING CENTERS OF AMERICA, INC.
                                          (Registrant)

                                           By:   /s/ Charles B. Carden
                                              --------------------------------
                                              Charles B. Carden
                                              Executive Vice President and
                                              Chief Financial Officer

                                           By:   /s/ Ronald W. Fleming
                                              --------------------------------
                                              Ronald W. Fleming
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                     DESCRIPTION
       ------                     -----------


        2.1 Agreement and Plan of Merger among Apollo Management, L.P., Apollo LCA Acquisition Corporation and Living Centers of America, Inc. (filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 8, 1997 and incorporated herein by reference).

        2.2 Agreement and Plan of Merger among Living Centers of America, Inc., GranCare, Inc. and Apollo Management, L.P. (filed as
                Exhibit 99.2 to the Registrant's Form 8-K dated May 8, 1997 and incorporated herein by reference).

       10.1 Employment Agreement between Living Centers of America, Inc. and Charles B. Carden

       10.2 Employment Agreement between Living Centers of America, Inc. and David L. Ward

       11       Statement re: Computation of Per Share Earnings

       27       Financial Data Schedule

       99.1 Joint Press Release issued by Living Centers of America, Inc. and GranCare, Inc. on May 8, 1997 (filed as Exhibit 99.3 to the Registrant's Form 8-K dated May 8, 1997 and incorporated herein by reference).