Form 10-Q
period 1997-06-30
LIVING CENTERS OF AMERICA INC
filed 1997-08-13
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

Yes      X       No
    ----------       ----------



         There were 19,549,426 shares outstanding of the issuer's only class of common stock as of July 28, 1997.

                    The Exhibit Index is located on page 14.

                        LIVING CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 JUNE 30, 1997

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

PART 1   FINANCIAL INFORMATION
Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                       Three Months                  Nine Months
                                                      Ended June 30,                Ended June 30,
                                              ------------------------      ------------------------
                                                 1997           1996           1997           1996
NET REVENUES
   Nursing home revenue:
     Net patient services                     $ 187,442      $ 193,795      $ 555,449      $ 576,127
     Other                                        1,396          2,155          4,096          6,904
   Non-nursing home revenue:
     Pharmacy services                           50,615         33,141        145,874         87,333
     Therapy services                            44,201         50,816        137,770        155,931
     Home health, hospice, and other              4,779          1,310         10,764          3,358
                                              ---------      ---------      ---------      ---------
                                                288,433        281,217        853,953        829,653
COSTS AND EXPENSES:
   Salaries and wages                           108,064        113,839        328,461        342,333
   Employee benefits                             23,786         26,016         74,036         76,672
   Nursing, dietary and other supplies           12,932         14,917         39,725         45,243
   Ancillary services                            58,298         49,888        169,228        136,502
   General and administrative                    40,543         41,423        120,126        122,373
   Depreciation and amortization                 10,414          9,818         30,480         28,784
   Provision for bad debts                        5,940          4,380         15,915         11,377
   Life insurance proceeds                           --         (2,015)            --         (2,015)
                                              ---------      ---------      ---------      ---------
                                                259,977        258,266        777,971        761,269
                                              ---------      ---------      ---------      ---------

          INCOME FROM OPERATIONS                 28,456         22,951         75,982         68,384

INTEREST EXPENSE, NET:
   Interest expense                               5,677          4,049         16,302         12,286
   Interest income                               (1,189)        (1,136)        (3,378)        (3,297)
                                              ---------      ---------      ---------      ---------
                                                  4,488          2,913         12,924          8,989
                                              ---------      ---------      ---------      ---------

          INCOME BEFORE INCOME TAXES
             AND EQUITY EARNINGS/MINORITY
             INTEREST                            23,968         20,038         63,058         59,395

PROVISION FOR INCOME TAXES                       10,076          7,344         26,445         23,199
                                              ---------      ---------      ---------      ---------

          INCOME BEFORE EQUITY EARNINGS/
             MINORITY INTEREST                   13,892         12,694         36,613         36,196

EQUITY EARNINGS/MINORITY INTEREST                  (223)           122           (405)           (69)
                                              ---------      ---------      ---------      ---------

NET INCOME                                    $  13,669      $  12,816      $  36,208      $  36,127
                                              =========      =========      =========      =========


WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                   19,886         20,501         19,728         20,434
                                              =========      =========      =========      =========

EARNINGS PER SHARE                            $    0.69      $    0.63      $    1.84      $    1.77
                                              =========      =========      =========      =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                  (unaudited)

                                                                        June 30,    September 30,
                                                                          1997           1996

                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $  13,288      $  21,394
   Receivables (less allowances of $36,731 and $22,783)                 229,871        192,340
   Notes receivable, net                                                  2,928          3,756
   Supplies                                                              20,395         16,582
   Prepaid expenses                                                       1,357          6,450
   Deferred income taxes                                                 20,264         19,644
   Other (including patient trust funds of $3,642 and $3,768)             8,750          9,273
                                                                      ---------      ---------
          TOTAL CURRENT ASSETS                                          296,853        269,439

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                                     374,821        359,137
   Furniture, fixtures and equipment                                    117,235        104,363
   Leased property under capital leases                                  12,551         12,551
                                                                      ---------      ---------
                                                                        504,607        476,051
   Less accumulated depreciation                                        205,187        186,333
                                                                      ---------      ---------
                                                                        299,420        289,718

GOODWILL, NET                                                           194,167        188,508
RESTRICTED INVESTMENTS                                                   56,151         31,040
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                       52          3,016
NOTES RECEIVABLE, NET                                                    11,035         10,780
OTHER ASSETS                                                             23,879         17,111
                                                                      ---------      ---------
                                                                      $ 881,557      $ 809,612
                                                                      =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt             $   3,737      $  13,746
   Accounts payable                                                      39,244         48,088
   Accrued payroll and related expenses                                  62,936         60,089
   Accrued property taxes                                                 3,814          4,995
   Patient trust funds                                                    3,642          3,768
   Accrued income taxes payable                                           8,089         16,921
   Other accrued expenses                                                20,806         20,741
                                                                      ---------      ---------
          TOTAL CURRENT LIABILITIES                                     142,268        168,348

LONG-TERM DEBT, NET OF CURRENT MATURITIES                               309,467        262,702

LONG-TERM INSURANCE RESERVES                                             36,372         26,093

MINORITY INTERESTS                                                          449            289

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                   26,183         22,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $ .01; 4,650,000 shares authorized;
      none issued                                                            --             --
   Series A - Junior participating preferred stock, par
     value $.01; 350,000 authorized and
     reserved; none issued                                                   --             --
   Common stock, par value $ .01; 75,000,000 shares
      authorized; 20,267,920 shares issued                                  203            203
   Capital surplus                                                      228,105        228,171
   Retained earnings                                                    156,941        120,733
   Unrealized gain (loss) on securities available-for-sale                   77            (18)
   Treasury stock at cost - 718,494 and 767,053 shares                  (18,508)       (19,774)
                                                                      ---------      ---------
          TOTAL STOCKHOLDERS' EQUITY                                    366,818        329,315
                                                                      ---------      ---------
                                                                      $ 881,557      $ 809,612
                                                                      =========      =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)


                                                                                      Unrealized
                                         Common  Stock                                    Gain     Treasury  Stock
                                     ----------------------    Capital       Retained  (Loss) on  ------------------
                                      Shares      Amount       Surplus       Earnings  Securities Shares     Amount         Total
                                     ----------  ----------  ------------  ----------  ---------- ------    --------      --------
BALANCE, SEPTEMBER 30, 1996           20,267      $    203      $228,171     $120,733     ($18)     767     ($19,774)     $329,315

Net income                                                                     36,208                                       36,208

Funding of employee benefit
   plans                                                             (44)                           (42)       1,101         1,057

Funding of options exercised
   under 1992 Employee Stock
   Option Plan, net of tax                                           (22)                            (7)         165           143

Unrealized gain on
   securities available-for-sale                                                            95                                  95
                                     -------      --------      --------     --------     ----      ---     --------      --------

BALANCE, JUNE 30, 1997                20,267      $    203      $228,105     $156,941     $ 77      718     ($18,508)     $366,818
                                     =======      ========      ========     ========     ====      ===     ========      ========











  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                   Nine Months
                                                                  Ended June 30,
                                                             ----------------------
                                                                1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 36,208      $ 36,127
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                        30,480        28,784
          Income taxes deferred                                (1,152)       (4,007)
          Equity earnings/minority interest                       405            69
          Provision for bad debts                              15,915        11,377
   Changes in noncash working capital:
          Receivables                                         (52,075)      (46,522)
          Supplies                                             (3,463)        1,294
          Receivable from affiliates                               --         2,698
          Prepayments, including insurance                      5,146        10,493
          Other current assets                                 (2,177)       (1,365)
          Accounts payable                                     (9,504)       (9,272)
          Accrued expenses and other current liabilities       (1,999)       10,685
   Changes in long-term insurance reserves                     10,279         9,290
   Other                                                         (292)         (423)
                                                             --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      27,771        49,228

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions and investments                               (21,988)      (40,715)
   Purchases of property and equipment                        (29,643)      (25,468)
   Disposals of property, equipment and
          other assets                                          6,159         2,653
   Restricted investments                                     (25,016)          927
   Additions to notes receivable                               (1,668)       (1,135)
   Collections on notes receivable                              3,655           703
   Other                                                          (50)          317
                                                             --------      --------
NET CASH USED IN INVESTING ACTIVITIES                         (68,551)      (62,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                 1,502           236
   Net draws under credit line                                 39,685        37,300
   Repayment of long-term debt                                 (8,656)      (27,635)
   Funding of options under 1992 employee stock
          option plan                                             143           871
                                                             --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      32,674        10,772
DECREASE IN CASH AND CASH EQUIVALENTS                          (8,106)       (2,718)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 21,394        17,886
                                                             --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 13,288      $ 15,168
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

NOTE 2.  LONG-TERM DEBT

     The covenants governing the 1996 Bank Credit Facility and the notes with SouthTrust Bank and Variable Annuity Life provide for the maintenance of various financial ratios. The Company is in compliance with the terms of all such covenants. These covenants also limit the Company's ability to pay dividends. At June 30, 1997 these restrictions effectively limited dividend payments to no more than $21.2 million. Even though the covenants of the 1996 Bank Credit Facility permit the payment of dividends as described above, the Company does not presently intend to pay any such dividends.


     A summary of total debt as of June 30, 1997 is as follows (in thousands):

     Bank Credit Facility........................................  $275,000

     SouthTrust Bank of Alabama, NA..............................    20,000

     Variable Annuity Life Insurance Company.....................    10,000

     Mortgage notes..............................................       647

     Other notes payable.........................................     3,810

     Obligations under capital leases............................     3,747
                                                                   --------
                                                                    313,204
     Less short-term notes payable and current portion ..........    (3,737)
                                                                   --------

     Total long-term debt........................................  $309,467
                                                                   ========

                LIVING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  EARNINGS PER COMMON SHARE

     The following table presents a reconciliation of the number of weighted average common shares used in computing primary earnings per share (in thousands):

                                                          Three Months             Nine Months
                                                         Ended June 30,           Ended June 30,
                                                      --------------------     ---------------------
                                                        1997       1996          1997       1996

     Common shares outstanding, end of
     period.........................................  19,549      20,260        19,549      20,260

     Effect of using weighted average shares
     outstanding....................................     (1)        (10)           (20)        (29)

     Effect of using treasury stock method on
     stock options and warrants.....................     338         251           199         203
                                                      ------      ------        ------      ------
     Shares used in computing earning per
     share..........................................  19,886      20,501        19,728      20,434
                                                      ======      ======        ======      ======


NOTE 4.  CASH INTEREST AND TAXES

     Total cash interest paid during the nine months ended June 30, 1997 and 1996 was $14.2 million and $11.5 million, respectively. Cash taxes paid during the nine months ended June 30, 1997 and 1996 were $31.3 million and $27.8 million, respectively.

NOTE 5.  RESTRUCTURING PLAN

     On June 14, 1996, the Company finalized and approved a plan originating in June 1995 to restructure the operations and exit certain activities of American Rehabilitation Services, Inc. ("ARS"), its rehabilitation subsidiary. This plan included centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions of approximately 300 employees in both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million which was recorded in June 1996 and included an accrual for estimated exit costs of $4.4 million related to termination/severance for displaced employees and $4.2 million related to future lease costs for abandoned real property. Through June 30, 1997 ARS has charged $3.2 million against the accrual for termination/severance for over 300 displaced employees and $1.3 million against the accrual for future lease costs. The restructuring was substantially completed at March 31, 1997.

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

NOTE 7. CONTINGENCIES

     The Company was served with a petition seeking $5.0 million in damages in connection with a home health agency management agreement entered into by a subsidiary of Rehability Health Services, Inc., the predecessor of ARS. The former manager alleges that the Company breached the management agreement by terminating its services. The Company is vigorously defending this allegation and has filed a lawsuit against the former manager for breach of the agreement. The Company is unable to measure the outcome of these proceedings or the effect on its financial position, if any, at this time.

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

     In October 1996 the Company entered into a master lease arrangement providing for the acquisition, development, and construction of skilled nursing and assisted living facilities for a total amount not to exceed $100.0 million. The lease is an unconditional "triple net" lease for all facilities covered for a period of seven years. The Company guarantees a substantial portion of the residual value of the facilities covered and has an option to purchase the facilities at any time prior to the maturity date. At June 30, 1997 approximately $26.0 million of this arrangement was utilized.

NOTE 8.  RECAPITALIZATION AND MERGER

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company, through it operating subsidiaries, provides a diverse range of services in the health care continuum including long-term health care, rehabilitation therapy, and pharmaceutical services. Services provided at the Company's long-term care facilities, which comprise approximately 66% of the Company's total revenue, include long-term nursing services and specialty care services including assisted living services, subacute care, and care for individuals with Alzheimer's disease. The Company is currently expanding or developing additional specialty care services such as hospice care, geriatric physician practice management services, and home health care.

RESULTS OF OPERATIONS

     The following table sets forth certain data from the statement of income expressed as a percentage of net revenues:


                                                         Three Months            Nine Months
                                                        Ended June 30,          Ended June 30,
                                                       ----------------        ---------------
                                                       1997        1996        1997       1996
Net Revenues:
     Nursing home                                      65.5%       69.6%       65.5%      70.3%
     Non-nursing home:
        Pharmacy                                       17.5        11.8        17.1       10.5
        Therapy                                        15.3        18.1        16.1       18.8
        Home health, hospice, and other                 1.7         0.5         1.3        0.4
                                                      -----       -----       -----      -----
                                                      100.0       100.0       100.0      100.0
Costs and Expenses:
     Salaries and wages                                37.4        40.4        38.3       41.2
     Employee benefits                                  8.2         9.3         8.7        9.2
     Nursing, dietary, and other supplies               4.5         5.3         4.7        5.5
     Ancillary services                                20.2        17.7        19.8       16.5
     General and administrative                        14.1        14.7        14.1       14.7
     Depreciation and amortization                      3.6         3.5         3.6        3.5
     Provision for bad debts                            2.1         1.6         1.9        1.4
     Life Insurance Proceeds                           --          (0.7)       --         (0.2)
                                                      -----       -----       -----      -----

Income from operations                                  9.9         8.2         8.9        8.2
Interest expense, net                                   1.6         1.0         1.5        1.1
                                                      -----       -----       -----      -----

Income before income taxes and equity
   earnings/minority interest                           8.3         7.2         7.4        7.1
Provision for income taxes                              3.5         2.6         3.1        2.8
                                                      -----       -----       -----      -----

Income before equity earnings/minority interest         4.8         4.6         4.3        4.3
Equity earnings/minority interest                      (0.1)       --          --         --
                                                      -----       -----       -----      -----

Net income                                              4.7%        4.6%        4.3%       4.3%
                                                      =====       =====       =====      =====

     Nursing home revenues are derived from two basic sources: routine services ($148.2 million or 78.5% in the third quarter of fiscal 1997 and $442.9 million or 79.2% year-to-date fiscal 1997) and ancillary services ($40.6 million or 21.5% in the third quarter of fiscal 1997 and $116.6 million or 20.8% year-to-date fiscal 1997) and are a function of occupancy rates in the long-term care facilities and the payor mix. Occupancy rates, as identified in the following table, decreased in the third quarter of fiscal 1997 primarily due to the divestiture of DevCon in the fourth quarter of fiscal 1996. The DevCon divestiture reduced weighted average licensed bed count by 1,747 and total average residents by 1,556 for both the three months and nine months ended June 30, 1997. Also, an increase in hospital-operated skilled units, assisted living facilities, and other alternative care providers in key markets contributed to a decrease in occupancy rates. The Company has invested in the marketing and managed care areas and has implemented an aggressive marketing program to increase census and improve quality mix.


                                         Three Months                Nine Months
                                        Ended June 30,              Ended June 30,
                                     --------------------        -------------------
                                      1997          1996          1997         1996
Weighted average licensed bed count  22,880        25,772        23,101       25,757
Total average residents              18,887        21,521        19,142       21,626
Average occupancy                      82.5%         83.5%         82.9%        84.0%

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


                  Three Months                Nine Months
                 Ended June 30,             Ended June 30,
               ------------------          -----------------
               1997          1996          1997         1996
Private        33.3%         31.8%         33.6%        31.9%
Medicare       26.2          25.7          25.6         25.2
Medicaid       40.5          42.5          40.8         42.9

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

     THIRD QUARTER OF FISCAL 1997 COMPARED TO THIRD QUARTER OF FISCAL 1996. Net revenues comprising nursing home and non-nursing home operations totaled $288.4 million for the quarter ended June 30, 1997, an increase of $7.2 million or 2.6%, as compared to the same period for fiscal 1996. Revenues from nursing home operations decreased $7.1 million, which included $18.5 million due to divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, and a $1.7 million reduction due to lower average occupancy rates. Rate increases of $8.6 million and higher ancillary service billings of $4.1 million resulting from the improvement in mix, primarily Medicare, partially offset the nursing home revenue decreases. Non-nursing home revenue increased $14.3 million which consisted of an increase of $17.5 million for pharmacy services, a decrease of $6.6 million for therapy services, and an increase of $3.5 million from home health, hospice and other services. The acquisition of pharmacies in fiscal year 1996 that occurred late in the third quarter and during the fourth quarter primarily caused the increase in pharmacy services. The closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services. The increase in home health, hospice and other services is primarily due to the purchase of Colorado Home Care in January 1997 and the purchase of the remaining 50% interest in Heart of America Hospice during fiscal year 1997.

     Costs and expenses totaled $260.0 million for the quarter ended June 30, 1997, an increase of $1.7 million or 0.7%, as compared to the same period for fiscal 1996. Excluding divested operations, payroll and employee benefits, ancillary, and general and administrative costs increased $2.2, $9.2, and $2.6 million, respectively. The increase in ancillary services was primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Bad debt expense increased $1.6 million due to focus Medicare billing reviews in several states for therapy services and the increase in pharmacy revenues which have a higher provision for bad debts. Divestitures, primarily DevCon, reduced total expenses by $17.0 million. Total expenses in the prior-year quarter also reflected life insurance proceeds of $2.0 million received as a result of the death of the President of the Rehabilitation Services Group.

     Net interest expense totaled $4.5 million for the quarter ended June 30, 1997, an increase of $1.6 million as compared to the same period for fiscal 1996. The increase reflected interest expense to finance the increase in working capital, additional debt incurred to purchase $20.0 million of the Company's common stock late in fiscal 1996, and acquisitions, investments, and other capital expenditures during the quarter.

     The provision for income taxes totaled $10.1 million for the quarter ended June 30, 1997 or 42.4% of income before income taxes, an increase of $2.7 million or 6.0 percentage points. The effective rate increase was primarily the result of the non-taxable life insurance proceeds received in the prior-year quarter as well as higher state income tax rates and an increase in non-deductible goodwill.

     FISCAL 1997 YEAR-TO-DATE COMPARED TO FISCAL 1996 YEAR-TO-DATE. Net revenues comprising nursing home and non-nursing home operations totaled $854.0 million for the nine months ended June 30, 1997, an increase of $24.3 million or 2.9%, as compared to the same period for fiscal 1996. Revenues from nursing home operations decreased $23.5 million, which included $51.0 million due to divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, a $5.9 million reduction due to lower average occupancy, and a $1.1 million reduction due to an increase in Medicare reserves. Rate increases of $25.2 million and higher ancillary service billings of $10.3 million resulting from the improvement in mix, primarily Medicare, partially offset the nursing home revenue decreases. Non-nursing home revenue increased $47.8 million which consisted of an increase of $58.5 million for pharmacy services, a decrease of $18.2 million for therapy services, and an increase of $7.4 million from home health, hospice and other services. The acquisition of pharmacies in fiscal year 1996 that occurred late in the third quarter and during the fourth quarter primarily caused the increase in pharmacy services. The closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services. The increase in home health, hospice and other services was primarily due to the purchase of Colorado Home Care in January 1997 and the purchase of the remaining 50% interest in Heart of America Hospice during fiscal year 1997.

     Costs and expenses totaled $778.0 million for the nine months ended June 30, 1997, an increase of $16.7 million or 2.2%, as compared to the same period for fiscal 1996. Excluding divestitures, payroll and employee benefits, ancillary, and general and administrative costs increased $11.7, $34.5, and $7.5 million, respectively. The increase in ancillary services was primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Bad debt expense increased $4.7 million, which included a reduction of $1.4 million due to collection of a note receivable that was substantially reserved. The remaining increase of $6.1 million was due to focus Medicare billing reviews in several states for therapy services and the increase in pharmacy revenues which have a higher provision for bad debts. Divestitures, primarily DevCon, reduced total expenses by $46.3 million. Total expenses in the prior-year also reflected life insurance proceeds of $2.0 million received as a result of the death of the President of the Rehabilitation Services Group.

     Net interest expense totaled $12.9 million for the nine months ended June 30, 1997, an increase of $3.9 million as compared to the same period for fiscal 1996. The increase reflected interest expense to finance the increase in working capital, additional debt incurred to purchase $20.0 million of the Company's common stock late in fiscal 1996, and acquisitions, investments, and other capital expenditures during the nine months ended June 30, 1997.

     The provision for income taxes totaled $26.4 million for the nine months ended June 30, 1997 or 42.2% of income before income taxes, an increase of $3.2 million or 3.1 percentage points. The effective rate increase was primarily the result of the non-taxable life insurance proceeds received in the prior-year as well as higher state income tax rates and an increase in non-deductible goodwill.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents were $13.3 million at June 30, 1997 and working capital was $154.6 million, an increase of $53.5 million during the first nine months of fiscal 1997. Receivables increased by $52.1 million primarily attributable to timing of collections of Medicare cost reports and rate adjustments ($14.0 million), an increase in average days outstanding ($18.9 million), and revenue increases ($23.1 million). Receivables decreased by $10.5 million due to the collection of outstanding receivables from the Company's third-party insurance carrier. The increase in receivables due to the timing of collections on Medicare cost reports and other rate adjustments is related to filing several requests for exception to Medicare routine cost limits in fiscal 1996. Review by the fiscal intermediary, approval by the Health Care Financing Administration and processing for payment by the intermediaries of the filed requests generally takes 12 to 18 months. The filing of requests for exceptions to Medicare routine cost limits has continued in fiscal year 1997 at a rate greater than in the prior year. The increase in receivables related to average days outstanding is primarily related to the centralization of billing and collection and focused billing review at the therapy operations. Centralization of billing and collection temporarily delayed billing and increased the billing cycle while focused billing review, primarily in Texas, substantially increased the processing time for payment of therapy services by fiscal intermediaries. The delays surrounding the centralization of billing are expected to be resolved in the fourth quarter of fiscal 1997 with a return to normal billing time frames occurring subsequently. The therapy operations were removed from focused billing review for most services in Texas during the third quarter, although certain other states remain on billing review.

     Cash used in investing activities was $68.6 million during the first nine months of fiscal 1997 compared to $62.7 million for the same period in fiscal 1996. Investing activities in fiscal 1997 included the purchase of the remaining 50% interest in Heart of America Hospice ($3.3 million), four pharmacy related acquisitions ($5.6 million), construction of three assisted living facilities and the expansion of existing facilities ($7.2 million), and routine capital expenditures. Capital commitments on two assisted living facilities remaining under construction and expansion of existing long-term care facilities totaled $2.7 million at June 30, 1997. These commitments are expected to be funded by cash from operations or the Bank Credit Facility. Cash flow from the disposition of assets was primarily related to the divestiture of two long-term care facilities in Texas. Restricted investments increased $25.0 million due to the collection of outstanding receivables from the Company's third-party insurance carrier and current year funding.

     Financing activities provided $32.7 million during the first nine months of fiscal 1997 and were primarily used to fund working capital, acquisitions, investments and other capital expenditures. In addition to the Bank Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing and assisted living facility acquisitions, development, and construction. The lease is an unconditional "triple net" lease for all facilities covered for a period of seven years. The Company guarantees a substantial portion of the residual value of the facilities covered and has an option to purchase the facilities at any time prior to the maturity date. At June 30, 1997 approximately $26.0 million of this arrangement was utilized.

     The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term and long-term capital requirements in excess of internally generated cash.

RECAPITALIZATION AND MERGER

     As previously reported, the Company entered into two merger agreements on May 7, 1997, one with an affiliate of Apollo Management, L.P. ("Apollo") and the other with GranCare, Inc. ("GranCare"). These agreements were subsequently amended on June 12, 1997.

     Under the terms of the merger agreements, as amended, Apollo will invest approximately $228.0 million in a recapitalization transaction to purchase approximately 5.6 million shares of newly-issued common stock of the Company at $40.50 per share. In connection with the recapitalization, existing shareholders of the Company will receive $40.50 per share in cash for 93% of the outstanding shares of the Company and will retain 7% of such stock after the recapitalization. Specifically, unless some of the Company's shareholders elect to retain a larger percentage of their shares, each share will be converted into approximately $37.67 in cash plus 0.07 shares.

     Upon completion of the recapitalization, GranCare will merge with and into a subsidiary of the Company. In the merger, approximately 10% of the outstanding shares of GranCare common stock will be converted into the right to receive $10.00 per share in cash and each other share of GranCare common stock will be exchanged for 0.2469 shares of the newly-issued common stock of the Company, as recapitalized. Immediately after the recapitalization and merger transactions, Apollo will own approximately 45.5% of the then outstanding shares of the Company, GranCare shareholders will own approximately 43.1%, and the Company's current shareholders will own the remaining 11.4%.

     The recapitalization and merger are each subject to the consummation of the other, the availability of necessary financing, approvals by the shareholders of the Company and GranCare, receipt of required regulatory approvals, and other customary conditions.

     On August 8, 1997 the Company announced that it had been advised by GranCare that a preliminary injunction had been granted by Delaware Chancery Court to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. which enjoins the proposed transaction among Apollo, GranCare, and the Company. Living Centers, which is not a party to the litigation, remains committed to completing the transaction pursuant to the terms of the existing merger agreements.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit Index

Exhibit                                                                  Page
Number                                                                  Number
------                                                                  ------
2.1       Amended and Restated Agreement and Plan of Merger among         16
          Apollo Management, L.P., Apollo LCA Acquisition
          Corporation and Living Centers of America, Inc.
2.2       Amended and Restated Agreement and Plan of Merger among         46
          Living Centers of America, Inc., GranCare, Inc. and Apollo
          Management, L.P.
11        Statement re: Computation of Per Share Earnings                 78
27        Financial Data Schedule                                         80


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



                                  LIVING CENTERS OF AMERICA, INC.
                                       (Registrant)
August 8, 1997

                                           By:   /s/ Charles B. Carden
                                               -------------------------------
                                               Charles B. Carden
                                               Executive Vice President and
                                               Chief Financial Officer

                                           By:   /s/ Ronald W. Fleming
                                               -------------------------------
                                               Ronald W. Fleming
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
------
2.1       Amended and Restated Agreement and Plan of Merger among
          Apollo Management, L.P., Apollo LCA Acquisition
          Corporation and Living Centers of America, Inc.

2.2       Amended and Restated Agreement and Plan of Merger among
          Living Centers of America, Inc., GranCare, Inc. and Apollo Management, L.P.

11        Statement re: Computation of Per Share Earnings

27        Financial Data Schedule