Form 10-K405/A
period 1996-09-30
LIVING CENTERS OF AMERICA INC
filed 1997-09-17
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT


                                                  Name of each exchange on
       Title of each class                           which registered
       ---------------------                      ------------------------
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

Item 7 of Part II is hereby amended in its entirety to read as follows:

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

RESULTS OF OPERATIONS

              The following table sets forth data from the statement of income expressed as a percentage of net revenues:



                                                                       YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------
                                                          1996                  1995                   1994
Net Revenues:
     Nursing home                                         69.7%                 82.6%                   94.3%
     Non-nursing home:
        Pharmacy                                          11.4                  10.4                     4.0
        Therapy                                           18.5                   6.6                     1.1
        Other                                               .4                    .4                      .5
                                                         -----                 -----                   -----
                                                         100.0                 100.0                   100.0
                                                         -----                 -----                   -----

Costs and Expenses:
     Salaries and wages                                   40.9                  40.3                    42.0
     Employee benefits                                     8.7                   9.1                    11.7
     Nursing, dietary, and other supplies                  5.4                   6.3                     6.6
     Ancillary services                                   16.9                  16.6                    11.2
     General and administrative                           15.1                  15.1                    17.5
     Depreciation and amortization                         3.5                   3.5                     3.7
     Provision for bad debts                               1.5                   1.3                      .4
     Life insurance proceeds                              ( .2)                    -                       -
     Gain on sale                                         (2.0)                    -                       -
     Impairment of long-lived assets                       2.3                     -                       -
     Other                                                  .3                     -                       -
     Mergers and acquisition cost                            -                   1.4                       -
                                                         -----                 -----                   -----

Income from operations                                     7.6                   6.4                     7.0
Interest expense, net                                      1.1                   1.2                     1.5
                                                         -----                 -----                   -----

Income before income taxes and equity earnings/            6.5                   5.2                     5.5
    minority interest
Provision for income taxes                                 2.8                   2.4                     1.9
                                                         -----                 -----                   -----

Income before equity earnings/minority interest            3.7                   2.8                     3.6
Equity earnings/minority interest                            -                     -                      .2
                                                         -----                 -----                   -----

Net income                                                 3.7                   2.8                     3.8
Pro forma taxes (unaudited)                                  -                    .1                      .1
                                                         -----                 -----                   -----

Pro forma net income (unaudited)                           3.7%                  2.7%                    3.7%
                                                         =====                 =====                   =====

              Nursing home revenues are derived from two basic sources: routine services ($630.7 million or 81.2 % in fiscal year 1996) and ancillary services ($145.8 million or 18.8 % in fiscal year 1996) and are a function of occupancy rates in the long-term care facilities and the payor mix. Occupancy rates, as identified in the following table, decreased in fiscal year 1996 partially due to an increase in hospital-operated skilled units in key markets. The Company has invested in the marketing and managed care areas and has implemented an aggressive marketing program to increase census and improve quality mix.

                                               Years Ended September 30,
                                             -----------------------------

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

                                              Years Ended September 30,
                                            -----------------------------

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

       Costs and expenses, including non-recurring items totaled, $1.0 billion for the year ended September 30, 1996, an increase of $188.1 million or 22.5%, as compared to fiscal 1995. Acquisitions, primarily Rehability and TMI, were $171.0 million of the increase and divestitures reduced total expenses by $24.3 million. Other increases include payroll and related ($15.8 million) and ancillary services ($28.4 million). The increase in ancillary services corresponds to the increase in ancillary revenue and the higher level of patient acuity as well as an increase in the cost of pharmaceuticals related to higher pharmacy services revenue.

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

       The adoption of SFAS 121, which occurred in the fourth quarter, resulted in the identification and measurement of an impairment loss of $20.5 million related to nursing facilities with a history of cash flow losses ($1.8 million), certain other nursing facilities where management believed an impairment existed as a result of the competitive environment ($0.6 million), goodwill, primarily TMI, ($9.7 million), and other assets to be disposed ($8.4 million). Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be
disposed.   The facilities with a history of cash flow losses operated at a loss for periods ranging from one to four years. The undiscounted cash flows for TMI were estimated based on the operating results of TMI subsequent to the death of the President of the rehabilitation services group (founder of TMI) and adjusted for the loss of contracts and impending business changes as a result of his death (See Note 7 to the Consolidated Financial Statements). The decision regarding the disposition of certain nursing facilities, which had operating losses of $0.4 million during fiscal 1996, was completed at the time of adoption of SFAS 121. See Note 8 to the Consolidated Financial Statements.

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

       Costs and expenses totaled $836.9 million for the year ended September 30, 1995, an increase of $177.5 million or 26.9%, as compared to the same period for fiscal 1994. Acquisitions contributed $125.3 million of the increase, which includes acquisitions, primarily APS($60.0 million), Rehability ($41.2 million), TMI ($5.3 million) and nursing homes ($18.8 million). Other major expense increases included $22.5 million in payroll related expenses, $3.0 million in nursing dietary and other supplies, $19.1 million in ancillary services (primarily from the higher resident acuity level and the increase in the number of Medicare residents in the Company's nursing home operations), $2.4 million in general and administrative expenses and $2.0 million in bad debt expense. All fiscal 1995 expense categories expressed as a percentage of revenues reflect a significant change from fiscal 1994. This percentage shift in expense categories is attributable to the inclusion of APS's cost of products sold in the expense category "operating and administrative" and, to a lesser extent, the lower labor intensity of the APS operation. Non-recurring merger and acquisition and related costs were $14.3 million due to the acquisition of Rehability. Also, divestitures decreased total expenses by $11.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $21.4 million at September 30, 1996, a $3.5 million increase from September 30, 1995 and working capital was $101.0 million, an increase of $66.5 million during fiscal year 1996. Cash provided by operations was $31.8 million or $34.6 million less than fiscal year 1995. Net income of $43.1 million, non-cash items totaling $44.9 million and an increase in accrued expenses of $17.5 million contributed to the cash provided by operations. The increase in income taxes payable is primarily the taxes due on the gain on the sale of DevCon stock which will be paid in the first quarter of fiscal year 1997. These items were offset by the reduction in accounts payable of $13.8 million due to the timing of payments and an increase in receivables of $69.6 million. The increase in receivables was primarily attributable to acquisitions ($15.6 million), timing of collections on Medicare cost reports and other rate adjustments ($13.1 million), receivables due to LCA Insurance Company, Ltd. (see Note 12 to the Consolidated Financial Statements) from third-party insurance companies ($11.7 million), and an increase in average days outstanding, net of allowance, ($13.0 million). The increase in receivables due to timing of collections on Medicare cost reports and other rate adjustments is related to the Company filing a large number of requests for exception to Medicare routine cost limits in fiscal 1996. Review by the fiscal intermediary, approval by the Health Care Financing Administration and processing for payment by the intermediaries of the filed requests generally takes 12 to 18 months. In addition, Medicaid rate increases in Colorado, which are normally collected in the fourth quarter of each fiscal year, were not collected. These rate increases are expected to be collected in the second quarter of fiscal 1997.

       The increase in receivables resulting from an increase in average days outstanding is primarily related to the Company's pharmacy and therapy operations. The increase in receivables for the pharmacy operations primarily reflects the requirement to obtain new provider numbers for certain pharmacy acquisitions that occurred late in fiscal year 1996 and changes in the procedures for processing Certificates of Medical ("CMN") on new or changed prescriptions. The change in CMN procedures has temporarily increased the billing cycle for the Medicare collection process on new or changed prescriptions. The increase in receivables for the therapy operations is related to the centralization of billing and collection (resulting in temporarily delayed billing and a longer billing cycle), and focused billing review, primarily in Texas. Focused billing review substantially increases the processing time for payment of therapy services by fiscal intermediaries.

       Excluding the $47.5 million in proceeds from the disposition of DevCon, cash used in investing activities was $114.2 million in fiscal 1996 compared to $139.9 million in fiscal year 1995. Investing activities in fiscal year 1996 included six pharmacy related acquisitions ($60.3 million), conversion of five previously leased long-term care facilities to an ownership position ($14.8 million), construction of five assisted living facilities and expansion of existing facilities ($13.3 million), the acquisition of a 50% interest in a hospice operation ($2.8 million), and routine capital expenditures. Capital commitments on four assisted living facilities remaining under construction and expansion of existing long-term care facilities totaled $9.6 million at September 30, 1996. These commitments are expected to be funded by cash from operations or the Bank Credit Facility.

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

       In October 1996 the Company entered into a leasing program, initially totaling $70.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. The leasing program will be accounted for as an operating lease.

       The company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash.

INSURANCE COVERAGES

       The Company insures auto, general, and professional liability and workers' compensation risks through insurance policies with third parties. Some of these third-party policies subsequent to February 21, 1994 are subject to reinsurance agreements between the insurer and LCA Insurance Company, Ltd., a wholly-owned subsidiary of the Company that was formed during 1994. The business written by LCA Insurance Company, Ltd. is the reinsurance of policies providing coverage for nursing home professional liability, automobile liability, and workers' compensation. All of these are occurrence policies which cover only the Company and its subsidiaries and their employees. Pursuant to the reinsurance agreements, LCA Insurance Company, Ltd. is responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to these polices is $0.5 million per occurrence (policy periods prior to July 1, 1996) and $1.0 million per occurrence (policy periods subsequent to July 1, 1996) for nursing home professional liability; $0.25 million per occurrence for automobile liability; and $0.5 million per occurrence for workers' compensation liability.

       The liabilities for incurred losses are estimated by independent actuaries on an undiscounted basis. The obligations of LCA Insurance Company, Ltd. under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods subsequent to February 21, 1994. Restricted investments at September 30, 1996 and 1995 designated to pay such claims were $31.0 million and $36.6 million, respectively.

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

       Additionally, certain of these loss-sensitive workers' compensation plans in which the Companies have participated were organized as pools or funds, with joint and several or pro rata liability ascribed to its members. Such plans may lead to the potential of future loss assessments for the BCC Entities; however, the amount of such additional potential assessments, if any, is not determinable at this time. It is the opinion of management that any additional assessments will not have a material adverse effect on the financial position or results of operations of the Companies. See Note 12 to the Consolidated Financial Statements.

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



September 6, 1997                      LIVING CENTERS OF AMERICA, INC.
                                            (Registrant)


                                            By:   /s/ Charles B. Carden
                                                  ----------------------------
                                            Charles B. Carden
                                            Executive Vice President and
                                            Chief Financial Officer


                                            By:   /s/ Ronald W. Fleming
                                                  ----------------------------
                                            Ronald W. Fleming
                                            Vice President and Controller
                                            (Principal Accounting Officer)