Form 10-K
period 1997-09-30
PARAGON HEALTH NETWORK INC
filed 1997-12-29
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                      or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10968

                         PARAGON HEALTH NETWORK, INC.
            (Exact name of registrant as specified in its Charter)

               DELAWARE                              74-2012902
    (State or other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization               Identification No.)

     ONE RAVINIA DRIVE, SUITE 1500                      30346
           ATLANTA, GEORGIA                          (Zip Code)
    (Address of principal executive
                office)

                                (770) 393-0199
             (Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                         WHICH REGISTERED
-------------------                                     ------------------------
Common Stock, $.01 Par Value........................... New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of December 19, 1997 based on the closing sale price of the Common Stock on the New York Stock Exchange on said date, was $776,905,800.75. For purpose of the foregoing sentence only, all directors are assumed to be affiliates.

  There were 13,737,943 shares of Common Stock of the registrant outstanding as of December 19, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                         PART OF
   INCORPORATED DOCUMENT                                                FORM 10-K
   ---------------------                                                --------
     Proxy Statement for the 1998
    Annual Meeting of Stockholders..................................... Part III

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
 PART I
    ITEM 1.  BUSINESS................................................    3
    ITEM 2.  PROPERTIES..............................................   16
    ITEM 3.  LEGAL PROCEEDINGS.......................................   17
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....   19
    ITEM 4A. EXECUTIVE MANAGEMENT OF THE REGISTRANT..................   19
 PART II
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS....................................   21
    ITEM 6.  SELECTED FINANCIAL INFORMATION..........................   22
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS....................   23
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   33
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE....................   59
 PART III
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   59
    ITEM 11. EXECUTIVE COMPENSATION..................................   59
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.............................................   59
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   59
 PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K...............................................   60

                                    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

  On November 4, 1997, the Company engaged in two merger transactions. First, pursuant to an agreement and plan of merger among Apollo Management, L.P. ("Apollo Management," and together with certain of its affiliates, "Apollo"), Apollo LCA Acquisition Corp. (a corporation owned by certain Apollo affiliates and other investors, "Apollo Sub") and Living Centers of America, Inc. ("LCA"), Apollo Sub was capitalized with $240 million in cash and was merged with and into LCA (the "Recapitalization Merger"). In the Recapitalization Merger, LCA was the surviving corporation and was renamed Paragon Health Network, Inc. ("Paragon"). Second, pursuant to an agreement and plan of merger among LCA, GranCare, Inc. ("GranCare"), Apollo Management and LCA Acquisition Sub, Inc. (a wholly owned subsidiary of Paragon, "LCA Sub"), GranCare merged with LCA Sub with GranCare surviving as a wholly owned subsidiary of Paragon (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Mergers"). The GranCare Merger was accounted for using purchase accounting.

  The consummation of the Mergers required aggregate proceeds of approximately $1.4 billion. The funds required for the Mergers and related transaction fees and expenses were provided primarily by: (i) proceeds of approximately $449 million from the offering (the "Offering") of $275 million in Senior Subordinated Notes and $294 million in Senior Subordinated Discount Notes (collectively, the "Notes"); (ii) borrowings by the Company of approximately $740 million under a new senior credit facility which provides for aggregate commitments of up to $890 million (the "Senior Credit Facility"); and (iii) the equity investment by Apollo and certain other investors (collectively with Apollo, the "Apollo Investors") of approximately $240 million (the "Apollo Investment"). The Offering, the Senior Credit Facility and the Apollo Investment are referred to collectively herein as the "Financings," and the Financings and the Mergers are referred to collectively herein as the "Transactions." LCA and Paragon are the same legal entity. References to the "Company" herein refer to LCA and its operating subsidiaries prior to the consummation of the Transactions and to Paragon and its operating subsidiaries following consummation of the Transactions.

GENERAL

  The Company, through its various operating subsidiaries, is one of the nation's leading providers of post-acute care. The Company's continuum of post-acute care services encompasses skilled nursing, subacute and medically complex care, as well as a variety of related ancillary services. These ancillary services include pharmacy, rehabilitation and hospital program management. The Company operates in 38 states with significant concentrations of facilities and beds in its key markets. On a pro forma basis for the year ended September 30, 1997 the Company generated revenues of approximately $1.9 billion.

  Following the Mergers, the Company's operations are organized into four divisions: (i) post-acute care; (ii) pharmaceutical services; (iii) rehabilitation services; and (iv) hospital services. The Company operates 327 skilled nursing and assisted living facilities containing over 38,000 beds, as well as 34 institutional pharmacies servicing more than 100,000 beds. The Company also operates over 130 outpatient rehabilitation clinics and manages specialty medical programs in acute care hospitals through more than 180 management contracts. In addition, the Company provides subacute care, home health, hospice and private duty nursing services.

  As a result of the Mergers, the Company has increased the density of the services it provides in many of its markets, which management believes will result in revenue enhancement and cost saving opportunities. Revenue enhancements are expected to be realized by expanding the range of services offered within each market, increasing patient acuity levels within the Company's facilities and strengthening relationships with hospitals, physicians and third-party payors. Cost saving opportunities include leveraging fixed overhead costs over a larger revenue base, eliminating redundant administrative functions and realizing purchasing synergies.

  The Company's principal executive offices are located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346, and the Company's phone number at such location is (770) 393-0199.

INDUSTRY OVERVIEW

  The healthcare industry has become one of the largest sectors of the U.S. economy, representing 13.6% of the nation's gross domestic product ("GDP") in 1995. Care for the elderly encompasses a broad range of healthcare services, including skilled nursing, rehabilitation services, home healthcare, assisted living and pharmacy services. In response to increasing demands for quality care in a cost effective setting, long-term care providers are increasingly providing services for patients with specialized needs. These patients typically do not require many of the services provided in an acute care hospital setting but still have medically complex conditions that require ongoing nursing and medical supervision as well as access to specialized equipment and services. The Company believes that demand for its long-term care services and specialized medical services will increase significantly due to changing demographics, existing government restrictions, increasing focus on cost containment and industry consolidation.

  Demographic Trends--According to the U.S. Bureau of the Census, approximately 1.4% of the population between the ages of 65 and 74 received care in long-term care facilities in 1990; this percentage increased to 6.1% for people 75 to 84 years of age and to 24.5% for those over the age of 85. In addition, according to the U.S. Bureau of the Census, the number of individuals over the age of 75 increased from approximately 10.0 million (4.4% of the U.S. population) in 1980 to approximately 14.8 million (5.6% of the U.S. population) in 1995. By 2005, this segment of the population is projected to increase to approximately 17.8 million (6.2% of the U.S. population). Although there is limited growth projected for the population of individuals over the age of 65 between 1990 and 2000, a significant increase is expected in the population of people over the age of 85, which comprises the largest percentage of residents at long-term care facilities. This age group is the fastest growing segment of the population, projected to increase by more than 55%, from approximately 3.6 million (1.4% of the U.S. population) in 1995 to approximately 5.7 million (2.5% of the U.S. population) in the year 2010.

  Government Restrictions on Long-Term Care Facilities--While the demand for long-term care is growing, regulatory factors have served to limit the supply of long-term care beds. The construction of new long-term care facilities and the addition of beds to existing facilities are restricted by regulation in many states, most of which require entities that desire to enter the local long-term care market to apply for and obtain Certificates of Need ("CON") or other approvals under similar laws. The application and approval process for a CON or such other approval generally involves approval by a state regulatory agency for the construction, acquisition or closure of a long-term care facility, the addition or reduction of beds at a facility or the addition of services provided by a facility. The significant construction costs and start-up expenses in some markets may further limit the number of new beds.

  Emphasis on Cost Containment--Escalating healthcare costs have caused governmental and other third party payors, including managed care entities, to implement cost containment initiatives. As a result, an increasing proportion of subacute care is being delivered outside the acute care hospital setting. Subacute care refers to complex medical care and intensive nursing care and therapies provided to patients with higher acuity disorders, typically following their discharge from an acute care hospital. Management believes that this level of care is appropriately delivered in a skilled nursing environment and that clinical outcomes in these settings are comparable to those achieved in acute care settings where the cost structure is significantly higher. Skilled nursing facilities are significantly less capital intensive and do not require the specialized equipment used in acute care hospitals. Labor costs are also lower than in hospitals, which typically have a higher physician to nursing staff ratio and significantly more administrative personnel, including nursing staff not fully dedicated to providing care. Management believes that post-acute care providers can achieve successful outcomes at a lower cost than acute care hospitals and that, accordingly, hospital discharge planners, physicians and managed care and insurance company case managers are referring an increasing number of patients to post-acute care facilities, including those operated by affiliates of acute care hospitals.

  Industry Consolidation--Currently approximately 1.7 million people are cared for in approximately 15,000 long-term care facilities in the United States. Market share data suggests that the industry is fragmented, with the 30 largest operators accounting for less than 25% of the total beds available. The post-acute care industry has become subject to increasing competitive pressure, increased government regulation and a changing reimbursement environment. As a result, management believes that there is a trend towards consolidation of smaller, local operators, which lack sophisticated management information systems and services, into larger, more sophisticated national competitors.

BUSINESS STRATEGY

  The Company's strategy is to become the provider of choice for both patients and payors in each of its markets by offering an integrated comprehensive network of high quality, cost efficient post-acute and long-term care services. The Company's strategy includes the following five initiatives:

  Develop Integrated Post-Acute Networks. The Company's goal is to maintain or establish leadership positions in key markets by achieving a critical mass of skilled nursing facilities and related specialty medical businesses to form an integrated continuum of care. The Company places strategic emphasis on: (i) expanding the services offered within its existing facilities; (ii) strategically growing its base of facilities and related services; and (iii) enhancing relationships with acute care hospitals and physicians. As an integrated service provider in select markets, the Company can better respond to the changing needs of its patients and offer payors a single source from which to contract for post-acute healthcare services. Furthermore, the Company believes that specific market expertise, coupled with a broad array of ancillary services, will allow the Company to negotiate more effectively with large contract payors such as managed care organizations.

  Attract and Care for Higher Acuity Patients. The Company intends to capitalize on the current trend towards reducing the length of patient stays in acute care hospitals by offering specialty medical services such as enteral, intravenous and respiratory therapies. The Company can provide these services to patients with medically complex conditions who require ongoing nursing and medical supervision, as well as access to specialized equipment, and management believes that it can offer such medically complex care at costs that are below those of acute care hospitals. Management believes that the Company's ability to care for higher acuity patients will improve its payor mix, expand its customer base and generate increased operating margins.

  Provide Ancillary Services to Unaffiliated Facilities. In addition to increasing the number of ancillary services provided in its own facilities, the Company intends to be a leading third-party provider of ancillary services. The Company provides pharmacy services to approximately 1,000 skilled nursing facilities, and is the nation's fifth largest provider of institutional pharmacy services to the long-term care industry. The Company is also one of the largest U.S. providers of contract therapy services and provides rehabilitation services to over 450 skilled nursing facilities. In addition, the Company's hospital services division manages specialty medical programs for acute care hospitals through more than 180 contracts. By continuing to offer its contract and ancillary services to unaffiliated entities, the Company expects to increase revenues from these higher margin ancillary businesses and to increase the quality of its payor mix.

  Develop Industry Leading Infrastructure. Management is devoting substantial time and resources to integrating the operations of LCA and GranCare in order to realize significant benefits from the combination. Specifically, the Company is: (i) establishing standardized information systems and operating procedures; (ii) implementing a "shared services" model under which the Company's operating divisions will utilize a common financial reporting and accounting department; (iii) enhancing the internal audit process; and (iv) combining and enhancing existing compliance and ethics programs. The Company intends to be an industry leader in the implementation and maintenance of a comprehensive compliance program, resulting in increased patient satisfaction, improved staff performance and a "best practices" reputation among managed care and other payors. The Company believes the enhanced infrastructure, once completed, will enable it to market bundled services and integrate future acquisitions more efficiently.

  Actively Manage Portfolio of Facilities and Services. In order to increase the breadth of its facility base and range of services provided in its target markets, the Company will pursue a growth strategy which includes acquisitions as well as, in certain limited circumstances, new construction. As such, the Company intends to:

(i) increase the breadth and density of the Company's ancillary services within its existing markets; (ii) expand into new markets with favorable demographics, regulatory environments and competitive landscapes; and (iii) exit markets or existing lines of business in markets where the Company believes it would be inefficient to establish critical mass. The Company hopes to take advantage of the ongoing consolidation within the post-acute care industry through both small "fill-in" acquisitions and the purchase of larger corporate entities.

OPERATIONS

 Post-Acute Care Division

  The Company's post-acute care division is the largest source of revenue for the Company and operates the Company's 318 skilled nursing facilities (35 of which include assisted living units) and nine freestanding assisted living facilities encompassing over 38,000 beds in 21 states. The post-acute care division is organized into three operating regions, with a total of 19 districts containing 15 to 20 facilities each. All of the Company's skilled nursing facilities are certified by the appropriate state agencies for participation in the Medicaid program and substantially all of the Company's facilities are certified for Medicare participation.

  The Company's skilled nursing facilities provide care to patients requiring immediate access to 24-hour nursing care. Each of the Company's skilled nursing facilities has a local medical director who assesses patient needs, coordinates care plans and, as a member of the local medical community, is familiar with the local healthcare market. Skilled nursing care is rendered in the facilities 24 hours a day by registered and licensed practical and vocational nurses and nurses' aides. All patients in the Company's facilities receive assistance with various activities of daily living ("ADL services") including, but not limited to, oversight, feeding, bathing, dressing, eating, transportation, toiletry and related services. These basic services are supplemented in the Company's Medicare certified facilities by rehabilitation services and physical, occupational, speech, respiratory and psychological therapies.

  In addition, the Company operates specialized units in over 90 of its long-term care facilities serving over 1,200 beds, which provide subacute care to patients with medically complex conditions. Within these specialty units, trained staff members offer care for patients in a technologically advanced physical plant as an alternative to treatment in the more costly acute care hospital setting. In addition to basic therapy services, these specialty units offer enteral therapy, intravenous therapy, specialized wound management and ventilator, tracheostomy, cancer and HIV care, although not all services are offered in all specialty units. These specialized units have a higher staffing level per patient than the Company's skilled nursing facilities and compete with acute care and rehabilitation hospitals, which management believes typically charge rates higher than those charged by the Company's specialty units.

  The Company's home health and hospice operations are also managed by the post-acute care division. Through over 40 branches located within nine states, the Company provides home health, private duty nursing and hospice services. The Company intends to expand its home health business through the acquisition and development of additional home health and hospice agencies in its key markets. The expansion of home health and hospice agencies will complement the Company's initiative to provide a continuum of post-acute healthcare in its targeted markets. Additionally, these home care businesses are potential customers for the Company's rehabilitation therapy and pharmacy operations.

  The Company's assisted living facilities provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal nursing attention. For assisted living residents, the Company provides basic ADL services combined with the availability of higher acuity settings should changes in the resident's health condition require additional care.

  The post-acute care division also provides services to residents with Alzheimer's disease. Within specially designated and designed areas in certain of its long-term care centers, the Company operates over 60 units with approximately 1,700 beds dedicated to addressing the problems of disorientation and perceptual confusion typically experienced by residents with Alzheimer's disease. The Alzheimer's care units also offer education and support to the residents' families. The Company provides specially trained activity directors and nursing staffs to these units and employs a Director of Alzheimer's Programming to supervise program development and staff training.

 Pharmaceutical Services Division

  The Company's pharmaceutical services division, American Pharmaceutical Services, Inc. ("APS") a former LCA subsidiary, is the fifth largest provider of institutional pharmacy services in the United States. Through 34 institutional pharmacies in 11 states, APS provides services and products to more than 1,000 long-term care centers with more than 100,000 beds in 35 states.

  APS specializes in meeting the needs of healthcare providers in subacute care, long-term care and assisted living settings. The division's primary products are pharmacy dispensing, intravenous ("IV") and enteral therapy supplies, respiratory therapy and orthotics. Through contractual agreements, APS provides consultant pharmacists specializing in long-term care drug regimen reviews and regulatory monitoring. Additionally, APS offers full clinical support for its products and services through long-term care facility staff education and quality assurance programs.

  Substantially all of the Company's skilled nursing facilities previously operated by GranCare are subject to pharmacy supply agreements with Vitalink Pharmacy Services, Inc. which expire in March 2002. As a result, APS will not provide pharmaceutical supplies or services to most GranCare facilities prior to such expiration date.

 Rehabilitation Services Division

  The Company's rehabilitation services division, American Rehabilitation Services, Inc., operates through three former subsidiaries of LCA: American Therapy Services, Inc. ("ATS"); Rehability Health Services, Inc. ("Rehability Health"); and Therapy Management Innovations, Inc. ("TMI"). ATS provides physical, occupational, and speech therapy to nursing facility residents through contracts with over 450 skilled nursing facilities throughout the United States. Rehability Health operates over 130 outpatient rehabilitation clinics in 18 states. The primary focus of these clinics is rehabilitation services related to occupational and sports injuries. The primary payors for services associated with occupational injuries and workers' compensation claims are private employers and their insurance carriers. TMI provides a variety of rehabilitation management consulting services to post-acute and long-term care facilities. These consulting services focus on enhancing the quality of rehabilitation therapy and include supervision of clinical procedures, documentation and billing protocols, as well as monitoring of patient outcomes.

  The objective of these programs is to assist the patients in attaining their optimal level of functional independence. Rehabilitation services are instrumental in lowering the overall cost of care by reducing the length of a patient's stay and in improving a patient's quality of life. Specialized management staff oversee these rehabilitation programs to ensure high-quality service delivery, program compliance and achievement of desired outcomes for the patient.

 Hospital Services Division

  The Company's hospital services division operates over 180 medical programs in 28 states. This division, operated through the Company's Cornerstone Health Management Company subsidiary ("Cornerstone"), a former GranCare subsidiary, develops and manages specialty geriatric programs on behalf of acute care hospitals. In addition, the hospital services division operates two long-term acute care ("LTAC") hospitals.

  The hospital services division programs include subacute skilled nursing, rehabilitation therapy, geriatric mental health, respiratory therapy and geriatric primary care networks. This division is generally responsible for managing the clinical and operational aspects of a prescribed program, including quality control. Following the design and implementation of a program, Cornerstone provides a program administrator who is supported by a centralized staff of experts. Cornerstone receives a management fee, typically based on the number of beds it manages.

SOURCES OF REVENUE

  The Company receives payments for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid and from private insurers and the patients themselves. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the payor mix, the type of services rendered to the patient and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories (quality mix) will significantly affect the profitability of the Company's operations. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable. Also, the Company derives higher revenues from providing specialized medical services than routine skilled nursing care.

  Although reimbursement for Medicare residents generates a higher level of revenue per patient day, with margins that generally exceed those of Medicaid patients, profitability is not proportionally tied to the revenue growth due to the additional costs associated with providing the higher level of care and other services required by such residents.

MARKETING

  The Company's marketing strategy is to focus on relationship development at the local market level. Information systems are being developed and implemented to provide marketing managers with the ability to assess competitors, identify and target referral sources and track several key indicators of sales performance for each local market. Management believes that these information systems will provide the Company with the ability to manage and measure performance at both the local and national level, thereby allowing the Company to identify shifts in market trends as they occur.

  Local market sales efforts focus on establishing and maintaining cooperative relationships and networks with physicians, acute care hospitals and other healthcare providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. Programs focusing on managed care payors also exist at both the local and national level. Ongoing assessment of customer satisfaction with the Company's services provides an opportunity for continual improvements in product and sales performance.

  Many of the Company's facilities are currently operated as part of a marketing cluster. This environment creates a strong focus on identifying more cost effective methods to provide healthcare. Opportunities to link services and sell multiple services to a single payor within these targeted markets are significant. Development of programs to coordinate sales efforts for all of the Company's services within each targeted market are currently being examined and management believes that this will improve the efficiency and effectiveness of its sales efforts, while creating an ability to offer a continuum of care of post-acute services.

  The Company will take advantage of other opportunities for increased profitability, including potential arrangements with healthcare providers such as health maintenance organizations ("HMOs"). The Company will continue to establish relationships with managed care providers which it believes will increase its subacute care business. Being an industry leader in a particular market is expected to enhance the Company's ability to serve large providers of managed care within its targeted markets. Typically, patients referred by managed care providers, including HMOs and preferred provider organizations, generate higher revenues per patient day than Medicaid patients as a result of the higher acuity of the enrollees. Management believes that the Company's ability to provide subacute and specialty medical services at a lower cost than acute care hospitals will be a competitive advantage in becoming the provider of choice for managed care providers.

MANAGEMENT INFORMATION SYSTEMS

  Management is devoting substantial time and resources integrating and enhancing the existing information systems of LCA and GranCare. Management expects to complete the installation of a new client-server based financial and payroll/human resource software package during 1999. The new software is expected to provide more timely retrieval of financial and operating data and enhanced analytical review capabilities, thereby increasing the utility and functionality of the Company's information systems. In preparation for this implementation, LCA completed a business process review of its financial and payroll/human resource processing procedures prior to the Mergers. This business process review was designed so that maximum benefit from the functionality offered by the new client-server software package could be attained, best practices could be adopted for financial and payroll/human resource processing based on procedures currently in use both within and outside the industry and customization of software could be minimized. Management expects the combination of the client-server implementation and business process review to strategically position the Company to operate under a shared services model. Benefits of a shared services model are expected to include standardized financial reporting, streamlined human resource management and increased access to critical and time-sensitive information across the Company.

REGULATION

  Various aspects of the Company's business are regulated by the federal government and by the states where the Company has operations. Regulatory requirements affect the Company's business activities by controlling growth, requiring licensure and certification for the Company's facilities and healthcare services, and controlling reimbursement for services provided. The Company believes it materially complies with applicable regulatory requirements, but there can be no assurance that the Company will be able to maintain such compliance or will not be required to expend significant amounts to do so. The Company is in the process of consolidating the compliance programs and initiatives of LCA and GranCare and plans to roll-out a Company wide program during 1998.

  Medicare and Medicaid. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company's nursing facilities, assisted living facilities, home health and hospice agencies, pharmacies, and rehabilitation clinics are licensed under applicable state law and will be certified or approved (other than the assisted living facilities) as providers or suppliers under one or more Medicare or Medicaid programs, as applicable.

  Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations effective October 1, 1990, pursuant to the Omnibus Budget Reconciliation Act of 1987, obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by Health Care Finance Administration ("HCFA") regulations effective July 1, 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but that all deficiencies will not constitute noncompliance. The regulations identify alternative remedies against facilities and specify the categories of deficiencies for which they will be applied.

  The remedies include, but are not limited to: civil money penalties of $5,000 to $10,000 per violation; facility closure and/or transfer of residents in emergencies; directed plans of correction; and directed in-service training.

  HCFA requires compliance with certain standards as a condition to participation in the Medicare and Medicaid home healthcare program. Failure to comply may result in termination of the agency's Medicare and Medicaid provider agreements. In 1989, Congress directed the Department of Health and Human Services ("HHS") to develop and implement a range of intermediate, or alternative, sanctions for home health agencies. HHS published proposed rules to implement this authority in 1991; however, these rules have not been finalized and thus far have not taken effect. The proposed sanctions would include civil monetary penalties, temporary management, suspension of payment for new admissions, and other sanctions to be imposed upon agencies found out of compliance with standards.

  The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such review, either takes appropriate corrective action or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs, or licensure revocation. While in certain instances facilities or providers have been fined, decertified, or had licensure sanctions imposed, the Company has been able to reinstate the certifications and satisfactorily resolve the fines and licensure sanctions. No such enforcement action against a facility or provider has had a material adverse impact on the Company (or, prior to the Mergers, LCA or GranCare), although there can be no assurance that such an enforcement action will not have a material impact on the Company in the future. The Company believes it substantially complies with these regulatory requirements, but there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to do so.

  Medicare utilizes a cost-based reimbursement system for nursing facilities, long-term acute care hospitals and home health agencies for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. The Company is filing Routine Cost Limit Exception requests for the facilities which exceed the limits and fit the criteria as exception candidates. The Company may benefit from exceptions to the routine cost limits. Allowable costs include nursing, administrative and general, dietary, housekeeping, laundry, social services, activities, central supply, maintenance and plant operations as well as ancillary and capital costs. There can be no assurance that any such requests for the Routine Cost Limit Exception will be granted.

  Congress passed a fiscal year 1996 budget reconciliation bill that contained a provision that would have required Medicare to pay skilled nursing facilities on a prospective payment basis beginning in October 1997. Although this bill was ultimately vetoed by the President, the Clinton Administration had proposed adopting prospective payment for skilled nursing facilities in 1999. See the discussion of the Balanced Budget Act below for additional discussion regarding the prospective payment system. Other legislative proposals, including one adopted by the U.S. Senate, have called for developing a prospective payment system for specialty medical care programs within acute care hospitals. Proposals to reduce the growth in Medicare and Medicaid expenditures are under active consideration in the current session of Congress. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company. There can be no assurance that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, particularly with respect to the Medicaid programs, which generally provide lower reimbursement rates than the Medicare program.

  Medicare and Medicaid reimbursements have historically been determined from annual cost reports filed by LCA and GranCare which are subject to audit by the respective agency administering the programs. The audits generally focus on the reasonableness and necessity of the costs incurred by providers, including the costs of obtaining goods and/or services from related parties. The Company has received notices for previous cost-reporting periods that the reviewing agency intends to adjust certain costs with regard to services and supplies furnished by the Company's pharmacy and rehabilitation divisions to its nursing facilities. The Company disagrees with the reviewing agency's position and is pursuing all available appeal rights. The Company believes it has substantial arguments in support of its position that the contested costs are appropriate, but there can be no assurance that the Company will prevail on all appeal issues, nor that it will not be required to expend significant amounts to complete the appeal process. Adjustments to LCA's and GranCare's cost reports historically have not had a material adverse effect on their respective operating results. However, there can be no assurance that future adjustments to such cost reports will not have a material adverse effect on the Company's operating results.

  The Balanced Budget Act, signed into law on August 5, 1997, makes numerous changes to the Medicare and Medicaid programs which could potentially affect the Company. With respect to the Medicare program, the new law required the establishment of a prospective payment system for Medicare skilled nursing facility services, under which facilities will be paid a federal per diem rate for virtually all covered services. The prospective payment system will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also institutes consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement, effective for items or services furnished on or after July 1, 1998. Likewise, the Balanced Budget Act requires the Secretary of HHS to establish a prospective payment system for home health services, to be implemented beginning October 1, 1999. The legislation also requires home health agencies to submit claims for all services, and all payments will be made to the home health agencies regardless of whether the item or service was furnished by the agency, by others under arrangement or under any other contracting or consulting arrangement. The law also contains provisions affecting outpatient rehabilitation agencies and providers, including a 10 percent reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999, and the application of per beneficiary therapy caps currently applicable to independent therapists to all outpatient rehabilitation services beginning in 1999. With regard to hospices, the Balanced Budget Act limits reimbursement by setting the payment rate increase at a market basket minus 1.0 percentage point for fiscal years 1998 through 2002. The law also institutes a number of reforms of the hospice benefit, including a requirement that hospices can be reimbursed based on the location where care is furnished (rather than the location of the hospice), effective for cost reporting periods beginning on or after October 1, 1997. Other provisions limit Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.

  The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Significantly, the law repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Effective for Medicaid services provided on or after October 1, 1997, states will have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that such changes in Medicaid reimbursement to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care. However, no assurance can be given that these waiver provisions ultimately will not change the reimbursement system for long-term care facilities from fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

  Healthcare reform remains an issue for healthcare providers. Many states are currently evaluating various proposals to restructure the healthcare delivery system within their jurisdiction. It is uncertain at this time what legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. Management anticipates that federal and state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. Management is unable to predict the ultimate impact of any federal or state restructuring of the healthcare system, but such changes could have a material adverse impact on the operations, financial condition and prospects of the Company.

  Referral Restrictions and Fraud and Abuse. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. (S) 1320a-7(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. Violation of the anti-kickback statute, pursuant to the Balanced Budget Act, now carries a civil monetary penalty of $50,000 per act, and treble the remuneration involved without regard to whether any portion of that remuneration relates to a lawful purpose. The statute contains "safe harbor" exceptions for certain discounts, group purchasing organizations, employment relationship, waivers of coinsurance by community health centers, health plans and practices defined in regulatory safe harbors.

  False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. (S) 1320a-7(b) prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Civil provisions at 31 U.S.C. (S) 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Allegations have been made under the civil provisions of the statute that the Company has filed false claims. See "Legal Proceedings" for a discussion of these allegations.

  The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity in which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs.

  Other provisions in the Social Security Act authorize the imposition of other penalties, including exclusion from participation in Medicare and Medicaid, for various billing and other offenses.

  Additionally, the Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous health fraud provisions, including new civil money penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal healthcare program (other than the Federal Employees Health Benefits Program).

  Management expects that business practices of providers and financial relationships between providers will be subject to increased scrutiny as healthcare reform efforts continue at federal and state levels. Although the Company has contractual arrangements with some healthcare providers, it believes that its practices are not in violation of these federal and state prohibitions. Management cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on the business of the Company.

  In the summer of 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigative efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois, California, and Louisiana. On May 20, 1997, HHS announced that Operation Restore Trust will be expanded during the next two years to include 12 additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, Operation Restore Trust investigative techniques will be used in all 50 states, and will be applied throughout the Medicare and Medicaid program. The OIG has issued, and will continue to issue, special Fraud Alert bulletins identifying "suspect" characteristics of potentially illegal practices by providers, and illegal arrangements between providers. The bulletins contain "Hot Line" numbers and encourage Medicare beneficiaries, healthcare company employees, competitors, and others to call to report suspected violations. Enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare program exclusion. While the Company does not believe that it is in violation of any such laws or is the target of any such investigation under Operation Restore Trust, there can be no assurance that substantial amounts will not be expended by the Company to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices (or the practices of LCA or GranCare prior to the Mergers) failed to comply with the anti-fraud provisions, the Company could be materially adversely affected. Management is unable to predict the effect of future administrative or judicial interpretations of these laws, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurances that such laws will ultimately be interpreted in a manner consistent with the Company's practices, nor that the Company will not be required to expend significant sums in the event it becomes subject to such investigative or enforcement actions under "Operation Restore Trust." See "--Legal Proceedings."

  Certificate of Need. CON statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. CONs or other similar approvals may be required in connection with the Company's future acquisitions and/or expansions. There can be no assurance that the Company will be able to obtain the CONs or other approvals necessary for any or all such projects.

  Contract Management Regulation. Contract managers of geriatric mental health centers, subacute care units, specialty acute hospitals and senior health centers are not typically subject to direct regulation, although the Company may be held responsible for violations of certain federal and state laws, such as the referral restrictions described above. Further, the facilities managed by the Company on a contract basis will be subject to regulation. Management contracts with these facilities may hold the Company accountable in certain instances to a facility which is cited for non-compliance with regulatory requirements. Further, there can be no assurance that the facilities managed by the Company will not be subject to statutory or regulatory changes which might adversely impact these facilities and, indirectly, the Company's contract management business.

  Therapy Regulation. The Company furnishes therapy services on a contract basis to certain providers as well as to patients in most of its facilities, and the providers bill Medicare for reimbursement of the amounts paid to the Company for these services. HCFA has the authority to establish limits on the amount Medicare reimburses for therapy services. For services other than inpatient hospital services, these limits are equivalent to the reasonable amount that would have been paid if provider employees had furnished the services. HCFA has exercised this authority by publishing "salary equivalency guidelines" for physical therapy and respiratory therapy services. HCFA does not currently have salary equivalency guidelines for other therapy services, but Medicare auditors may nonetheless impose disallowances with respect to purchasers that have failed to act as "prudent buyers." On March 28, 1997, HCFA issued a proposed regulation that would revise the salary equivalency guidelines for physical therapy and respiratory therapy and establish salary equivalency guidelines for speech-language pathology and occupational therapy service. HCFA estimates that the proposed regulation would increase the reimbursement rates for physical therapy by 30.5% and for respiratory therapy by 8.1%. The proposed salary equivalency rates for occupational therapy and speech-language pathology, however, would reduce current reimbursement rates by 42.7% and 28.1%, respectively. Management cannot predict whether this proposed regulation will be adopted or, if adopted, the effect it would have on the Company.

  Pharmacy Regulation. Pharmacy operations are subject to regulation by the various states in which the Company conducts its business as well as by the federal government. The Company's pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), the pharmacies, as dispensers of controlled substances, must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. The Company believes that its pharmacy operations are in substantial compliance with such regulations.

  Home Health/Hospice. On September 15, 1997, President Clinton imposed a first-ever six month moratorium on the entry of new home health agencies into the Medicare program in order to allow new regulations to be written that will attempt to curb fraud and abuse within the home healthcare industry. HHS will have authority to grant exceptions from the moratorium for areas of the country with no access to home healthcare services. In addition to the moratorium, the Clinton administration will also require, among other things, that home health agencies re-enroll in the Medicare program every three years and, at the time of re-enrollment, submit to an independent audit of their records and practices. Finally, the President pledged to double the number of audits conducted of home health agencies, while at the same time, HCFA will increase the number of claims reviewed by 25%. Until the new regulations are released, the Company is unable to predict what impact, if any, the new regulations will have on its home health operations. On September 19, 1997, the OIG issued its report on "Hospice Patients in Nursing Homes" which made findings of lower frequency of services, the overlap of services and the questionable enrollment in hospice by nursing home patients, and concluded that current payment levels for hospice care in nursing homes may be excessive. The OIG recommended that HCFA seek legislation to modify Medicare or Medicaid payments for hospice patients living in nursing homes. Until such legislation is adopted, the Company is unable to predict what impact, if any, modification of payment will have.

COMPETITION

  The long-term healthcare industry is segmented into a variety of competitive areas which market similar services. These competitors include nursing homes, assisted living facilities, hospitals, extended care centers, retirement centers and communities, and home health and hospice agencies. Many operators of acute care hospitals offer or may offer post-acute care services. These operators would have the competitive advantage of being able to offer services to patients through their affiliated post-acute care operators. The Company's facilities historically have competed on a local basis with other long-term care providers and the Company's competitive position will vary from center to center within the various communities it serves. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the long-term care facilities and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company's facilities covered by Medicaid and Medicare as well as the location and physical condition of its facilities will significantly affect its competitive position in its markets. Competition in the institutional pharmaceutical and the rehabilitation services markets ranges from small local operators to companies that are national in scope and distribution capability. In order to enhance its ability to compete at both the national and regional market level, the Company is implementing certain marketing and information systems initiatives. See "--Marketing" and "-- Management Information Systems."

INSURANCE

  The Company maintains, on behalf of itself and its subsidiaries, insurance coverages that it deems adequate. The Company also requires that physicians practicing at its long-term care facilities carry medical malpractice insurance to cover their individual practice. Moreover, insurance coverage in certain states is not available to cover punitive damages, and proceedings involving claims of punitive damages are pending in certain of these states.

EMPLOYEES

  At December 19, 1997, the Company employed approximately 45,000 individuals, of which approximately 1,000 worked at the corporate and field offices. The Company has collective bargaining agreements with unions representing employees at 26 facilities and with employee councils at two of its facilities, most of which are with the Service Employees International Union and expire in April or May 1998. The Company is preparing to negotiate with the Service Employees Internation Union. The Company cannot predict the outcome of these negotiations at this time. The Company cannot predict the effect continued union representation or organizational activities will have on its future activities. However, the aforementioned organizations have not caused any material work stoppages in the past.

CAUTIONARY STATEMENTS

  Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" contains information concerning the ability of the Company to service its debt obligations and other financial commitments as they come due and "--Business Strategy" contains information regarding management's belief concerning the growth opportunities available to the Company. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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

    (ii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from non-governmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non government payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

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

    (iv) There can be no assurance that the Company will be able to continue its substantial growth or be able to fully implement its business strategies for its post-acute care, pharmaceutical services, rehabilitation services, or hospital services divisions or that management will be able to successfully integrate the operations of GranCare and LCA.

ITEM 2. PROPERTIES

  As of November 30, 1997 the Company operated 327 long-term care facilities (318 skilled nursing facilities and nine free standing assisted living facilities) with 38,272 licensed beds located in 21 states. Licensed beds represent the number of beds for which a license has been issued and may vary from the actual beds available for use. As of November 30, 1997, the Company operated the following facilities:

                               OWNED            LEASED           MANAGED           TOTAL
                         ----------------- ----------------- --------------- -----------------
                         FACILITIES  BEDS  FACILITIES  BEDS  FACILITIES BEDS FACILITIES  BEDS
                         ---------- ------ ---------- ------ ---------- ---- ---------- ------
Alabama.................      7        848     --         --     --      --       7        848
Arizona.................      4        506     10      1,236     --      --      14      1,742
California..............      1         99     30      3,381     --      --      31      3,480
Colorado................     19      2,032     11      1,374     --      --      30      3,406
Florida.................      2        295     --         --     --      --       2        295
Georgia.................      4        429      6        706     --      --      10      1,135
Illinois................     13      1,114      6        766      1     209      20      2,089
Indiana.................     --         --      3        471     --      --       3        471
Iowa....................      1         99      6        448     --      --       7        547
Louisiana...............     --         --      9      1,500     --      --       9      1,500
Michigan................     13      1,863     --         --     --      --      13      1,863
Mississippi.............      1        124     10      1,104     --      --      11      1,228
Nebraska................      7        612     --         --     --      --       7        612
North Carolina..........     29      3,429      4        600      1      60      34      4,089
Ohio....................     --         --      1        100     --      --       1        100
South Carolina..........      2        265      9        964     --      --      11      1,229
Tennessee...............     --         --      2        226     --      --       2        226
Texas...................     48      5,558     42      4,640      1     120      91     10,318
Virginia................     --         --      5        343     --      --       5        343
Wisconsin...............      7      1,302      7        924     --      --      14      2,226
Wyoming.................      3        385      2        140     --      --       5        525
                            ---     ------    ---     ------    ---     ---     ---     ------
Total...................    161     18,960    163     18,923      3     389     327     38,272
                            ===     ======    ===     ======    ===     ===     ===     ======

  In addition to long-term care facilities, at November 30, 1997 the Company operated 133 outpatient rehabilitation clinics in 18 states and 34 institutional pharmacies in 11 states, as follows:

                                                        OUTPATIENT INSTITUTIONAL
     STATE                                               CLINICS    PHARMACIES
     -----                                              ---------- -------------
     Alabama...........................................     --            1
     Arizona...........................................      1            2
     California........................................      5           --
     Colorado..........................................     --            3
     Connecticut.......................................      3           --
     Florida...........................................     17            9
     Georgia...........................................      1            2
     Illinois..........................................     --            1
     Indiana...........................................     --            1
     Kansas............................................      7           --
     Kentucky..........................................      1           --
     Louisiana.........................................      6            2
     Maryland..........................................      2           --
     Mississippi.......................................      7           --
     Missouri..........................................      4           --
     Nevada............................................      1           --
     New Jersey........................................     --            1
     North Carolina....................................     22            2
     South Carolina....................................      9           --
     Tennessee.........................................     10           --
     Texas.............................................     29           10
     Virginia..........................................      7           --
     Washington........................................      1           --
                                                           ---          ---
         Total.........................................    133           34
                                                           ===          ===

  Substantially all of the Company's outpatient rehabilitation clinics and institutional pharmacy facilities are leased under "triple net" leases. Subject to the exceptions set forth below, the Company's hospital services division enters into contracts with acute care hospitals for the management of geriatric specialty programs, generally located inside such hospitals. Such management contracts do not generally involve the lease or purchase of any property. This division does, however, own two properties. The two owned facilities are The Specialty Hospital of Austin (Texas) and The Specialty Hospital of Houston (Texas), which have 104 beds and 134 beds, respectively. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

  Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. See Notes 5 and 11 to the Consolidated Financial Statements. The Company regularly reviews its portfolio of properties and intends to divest those properties which it believes do not meet quality or financial performance standards.

ITEM 3. LEGAL PROCEEDINGS

  As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective business. In the opinion of management, except as described below, there are currently no proceedings which, individually or in the aggregate, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations.

  The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. Counsel for the Company has met with the AUSA, and the parties are currently engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. The Company will vigorously contest the alleged claims if the complaint is pursued.

  The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Mergers) in the federal district court for the Western District of North Carolina. The Company does not know whether the individual plaintiff will continue to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company will vigorously contest any claims which the individual plaintiff pursues. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgement would not have a material adverse effect on the Company. Moreover, in connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company common stock held by him.

  The Company was served with a Petition, Cause No. 97-1500-G, Community Healthcare Services of America, Inc., v. Rehability Health Services, Inc. and Living Centers of America, Inc., in the 319th Judicial District Court of Nueces County, Texas, seeking $5.0 million in damages, filed by Community Health Services, Inc. ("Community"), in connection with a home health agency management agreement entered into between Community and a subsidiary of the Company. Such subsidiary operated a Texas home health agency which Community managed. The Company is vigorously defending the allegations of Community that the Company breached the agreement by terminating Community's management services and has filed a lawsuit against Community for breach of the agreement, Cause No. 97-03569; Rehability Health Services, Inc. v. Community Healthcare Services, Inc., in the 353rd Judicial District Court of Travis County, Texas. The Nueces County action was transferred to Travis County and the two cases have been consolidated into Cause No. 97-03569.

  On June 10, 1997, a GranCare stockholder filed a civil action in state district court in Harris County, Texas: Howard Gunty, Inc. Profit Sharing Plan
v. Gene E. Burleson, Charles M. Blalack, Antoinette Hubenette, Joel S. Kanter, Ronald G. Kenny, Robert L. Parker, William G. Petty, Jr., Edward V. Regan, Gary U. Rolle and GranCare, Inc. This complaint alleged, generally, that the defendants breached their fiduciary duties owed to GranCare's stockholders by failing to take all reasonable steps necessary to ensure that GranCare's stockholders receive maximum value for their shares of GranCare common stock in connection with the GranCare Merger. The plaintiffs sought (i) an injunction prohibiting the consummation of the GranCare Merger or (ii) alternatively, if the GranCare Merger were consummated, to have such transaction rescinded and set aside. In addition, the plaintiffs sought unspecified compensatory damages, costs and to have the action certified as a class action.

  On October 28, 1997, the parties to the aforementioned litigation entered into an Agreement and Stipulation of Settlement (the "Settlement Agreement") pursuant to which the plaintiffs agreed to dismiss, with prejudice, all claims against GranCare in consideration of, among other things, (i) certain additional disclosure included in the disclosure documents sent to GranCare stockholders in connection with their approval of the GranCare Merger and (ii) the payment by GranCare of the fees and expenses of plaintiffs' counsel in an aggregate amount of no more than $350,000. The effectiveness of the Settlement Agreement is subject to a number of conditions, including, among others, the entry by the court of a final judgement approving the terms of the settlement. GranCare entered into the Settlement Agreement based upon its belief that a speedy resolution of this dispute was in the best interest of the GranCare stockholders and in so doing did not in any way admit any wrongdoing or liability in connection with this matter. The Company believes that the court will accept the Settlement Agreement once filed following appropriate shareholder notification.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4A. EXECUTIVE MANAGEMENT OF THE REGISTRANT

          NAME           AGE                         POSITION
          ----           ---                         --------
Keith B. Pitts..........  40 Chairman of the Board, President, Chief Executive Officer
                              and Director
Leroy D. Williams.......  55 President--Post-Acute Division
Dennis G. Johnston......  50 President--Hospital Services Division
William R. Korslin......  47 President--Pharmaceutical Services Division
David L. Ward...........  42 President--Rehabilitation Services Division
Charles B. Carden.......  53 Executive Vice President and Chief Financial Officer
R. Jeffrey Taylor.......  49 Senior Vice President, Development
Susan Thomas Whittle....  50 Senior Vice President, General Counsel and Secretary

  Keith B. Pitts was appointed Chairman of the Board, President, Chief Executive Officer and a Director of the Company on November 4, 1997. Prior to this, Mr. Pitts served as a consultant to Apollo in connection with the Transactions since August 1997. From February 1997 to August 1997 Mr. Pitts was a consultant to Tenet Healthcare Corp. ("Tenet"). Mr. Pitts served as the Executive Vice President and Chief Financial Officer of OrNda HealthCorp, a healthcare service provider in the United States, from August 1992 until its merger with Tenet in January 1997. Prior to joining OrNda HealthCorp, from July 1991 to August 1992, Mr. Pitts was a partner in Ernst & Young LLP's Southeast Region Health Care Consulting Group, and from January 1988 to July 1991 he was a partner and Regional Director in Ernst & Young LLP's Western Region Health Care Consulting Group. Mr. Pitts is a director of Sunburst Hospitality Corporation, a corporation engaged in the hotel business.

  Leroy D. Williams was appointed President--Post-Acute Care Division of the Company on November 4, 1997. Prior to this, Mr. Williams served as President, Chief Operating Officer and as a director of LCA. Mr. Williams became a director of LCA in January 1992, Chief Operating Officer of LCA in August 1995 and President in February 1996. Mr. Williams served as Executive Vice President of LCA from December 1991 to February 1996. In 1978 Mr. Williams joined LCA as Regional Controller of LCA--Eastern Region. From May 1983 to February 1985, Mr. Williams was Financial Vice President for LCA--Texas. In March 1985, he was appointed Vice President--Finance and became Senior Vice President--Finance in January 1991.

  Dennis G. Johnston was appointed President--Hospital Services Division of the Company on November 4, 1997. Prior to this, Mr. Johnston served as a Senior Vice President of GranCare and as President of Cornerstone, a wholly-owned subsidiary of GranCare. Mr. Johnston joined GranCare as President of Cornerstone in April 1995 and became Senior Vice President of GranCare in July 1995. Mr. Johnston was the co-founder of Cornerstone in 1990 and served as its President and Chief Executive Officer from 1990 to 1995. From 1984 to 1989, Mr. Johnston held various positions with the management subsidiary of Republic Health Corporation, including that of Senior Development Officer.

  William R. Korslin was appointed President--Pharmaceutical Services Division of the Company on November 4, 1997. Prior to this, Mr. Korslin served as a Vice President of LCA since September 1995 and as President of APS, LCA's pharmaceutical services subsidiary, since May 1994. Mr. Korslin joined APS in July 1987 as General Manager Enteral Services. From 1989 through 1992, he served as Eastern Area Vice President of APS and, from 1992 to 1994, Mr. Korslin was Senior Vice President in charge of all field operations of APS.

  David L. Ward was appointed President--Rehabilitation Services Division of the Company on November 4, 1997. Prior to this, Mr. Ward served as an officer of LCA's American Rehability Services division since joining LCA in May 1996. Prior to joining LCA, Mr. Ward served in a variety of management positions with NovaCare, Inc., a national provider of rehabilitation services to long-term care and other healthcare facilities since January 1988, including the Southern States Regional President of NovaCare's Outpatient Division, the Arizona Regional President for NovaCare's Hospital Division, NovaCare's Vice President of Organizational Planning and Development, the Southwestern Vice President of NovaCare's Contract Services Division, the Western Vice President of NovaCare's Contract Services Division and NovaCare's National Sales Manager.

  Charles B. Carden was appointed Executive Vice President and Chief Financial Officer of the Company on November 4, 1997. Prior to this, Mr. Carden served as Executive Vice President and Chief Financial Officer of LCA since October 1996. Before joining LCA, Mr. Carden was Chief Financial Officer of Leaseway Transportation Corp., where he was employed for 14 years. He also has held various supervisory and analytical positions in corporate finance with Ford Motor Company.

  R. Jeffrey Taylor was appointed Senior Vice President, Development on November 19, 1997. Prior to this, Mr. Taylor served as Senior Vice President of GranCare since January 1997, as President of GranCare's ancillary services division from November 1996 through January 1997, and as President of GCI Renal Care, Inc., a subsidiary of GranCare, from February 1996 through November 1996. Before joining GranCare, Mr. Taylor was Chief Executive Officer of American Outpatient Services Corporation, a dialysis company, from July 1995 to February 1996. From January 1992 to June 1994 he was President of Weisman, Taylor, Simpson & Sabatino, a health care merchant banking firm based in California. From 1982 through 1992 Mr. Taylor served in several executive capacities with American Medical International, Inc. including General Counsel and Executive Vice President, Chief Administrative Officer.

  Susan Thomas Whittle was appointed Senior Vice President, General Counsel and Secretary of the Company on November 4, 1997. Prior to this, Ms. Whittle served as Vice President, General Counsel and Secretary of LCA since September 1993. Before joining LCA, Ms. Whittle was a partner with the law firms of Clark, Thomas & Winters of Austin, Texas since February 1992 and Wood, Lucksinger & Epstein, a national healthcare law firm, from May 1981 through February 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS AND SALES PRICES OF COMMON EQUITY SECURITIES

  The Company's common stock was traded on the New York Stock Exchange under the symbol "LCA" through November 4, 1997. Since the time of the Mergers, the Company's common stock has been traded on the NYSE under the symbol "PGN." The high and low sales prices for each quarter for the last two fiscal years is presented in the table below:

  On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split to stockholders of record as of December 15, 1997 to be paid on December 30, 1997. The information below has been adjusted to give effect to this stock split.

                        FISCAL YEAR 1997             FISCAL YEAR 1996
                        -----------------------      -----------------------
      QUARTER ENDED       HIGH           LOW           HIGH           LOW
      -------------     --------       --------      --------       --------
      December 31......       9 7/16         9 3/16       11 11/16        8 1/2
      March 31.........      11 3/4         11 1/4        13 11/16       10 1/2
      June 30..........      13 1/4         12 15/16      13 1/16        10 7/8
      September 30.....      13 11/16       12 1/2         9 3/8          6 15/16

NUMBER OF STOCKHOLDERS

  As of December 19, 1997, there were approximately 1,248 owners of record of the Company's common stock.

DIVIDENDS

  The Company has not paid any cash dividends on its common stock since inception and it does not currently anticipate paying any such dividends on its common stock. The Company's Senior Credit Facility, indenture with respect to the Notes, and various other note agreements contain covenants which effectively limit the ability of the Company to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL INFORMATION

  The following selected financial data are derived from LCA's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The Consolidated Financial Statements give retroactive effect to the acquisition of BCC as though the transaction occurred on September 30, 1992; such transaction has been accounted for using the pooling of interests method of accounting. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT GIVE EFFECT TO THE MERGERS. The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. All dollar amounts are presented in thousands, except per share amounts.

                                            YEARS ENDED SEPTEMBER 30,
                         --------------------------------------------------------------------
                             1997           1996          1995         1994         1993
                         -------------  -------------  ------------ ------------ ------------
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
INCOME STATEMENT DATA:
  Net revenues.......... $   1,140,288  $   1,114,491  $   893,869  $   708,873  $   576,140
  Income from
   operations...........        95,108         89,556       57,005       49,468       38,464
    Interest expense,
     net................        16,852         12,461       10,817       10,894        8,998
    Equity
     earnings/minority
     interests..........          (735)          (156)        (204)       1,603        1,582
    Net Income..........        43,917         43,180       24,234       26,616       20,899
  Pro forma taxes(1)....            --             --          599          899          899
  Pro forma net
   income(1)............        43,917         43,180       23,635       25,717       20,000
  Earnings per share(2). $        0.74  $        0.71  $      0.42  $      0.52  $      0.44
  Pro forma earnings per
   share(1)(2).......... $        0.74  $        0.71  $      0.41  $      0.50  $      0.42
  Weighted average
   number of shares
   outstanding (in
   thousands)(2)........        59,325         60,945       57,102       51,240       47,472
OPERATING STATISTICS:
  Number of centers (end
   of period)...........           202            206          294          288          267
  Average occupancy
   rate.................          82.9%          83.9%        85.1%        85.2%        84.3%
  Percentage of patient
   revenues from:
    Private.............          33.4%          31.9%        25.5%        23.7%       24.0%
    Medicare............          25.7           25.5         23.9         17.5         13.6
    Medicaid............          40.9           42.6         50.6         58.8         62.4
  Percentage operating
   margin...............           8.3%           8.0%         6.4%         7.0%         6.7%
                                                  SEPTEMBER 30,
                         --------------------------------------------------------------------
                             1997           1996          1995         1994         1993
                         -------------  -------------  ------------ ------------ ------------
BALANCE SHEET DATA:
  Working capital.......      $102,104       $101,091      $34,631  $    14,955  $    15,960
  Total assets..........       874,367        809,612      730,708      525,639      376,248
  Long term debt,
   including current
   portion..............       295,959        276,448      216,910      206,097      135,409
  Stockholders' equity..       375,283        329,315      303,596      172,018      119,432
  Total capitalization..       671,242        605,763      520,506      378,115      254,841

--------
(1) A pro forma income tax provision has been provided to reflect the estimated federal and state income taxes as if all BCC S corporations were taxable entities. See Note 1 to Consolidated Financial Statements.
(2) Earnings per share and number of shares outstanding have been adjusted to reflect the three-for-one stock split. See Note 19 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  On November 4, 1997, in connection with the Mergers, LCA changed its name to "Paragon Health Network, Inc." While "Paragon" is the same legal entity as "LCA," following the Mergers the financial position of the Company was significantly different from the financial position of the Company prior to the Mergers. The historical financial information contained herein does not reflect the financial position of the Company on a combined basis because the Mergers were consummated subsequent to the Company's fiscal year end of September 30, 1997. Accordingly, all financial information as of September 30, 1997 contained herein should not be construed as being indicative of the financial position of the Company following the Mergers unless otherwise noted. For an additional discussion of the Mergers, see Notes 1 and 19 to the Consolidated Financial Statements.

  On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split to stockholders of record as of December 15, 1997 to be paid on December 30, 1997. The per share information contained in this section, and in the Company's Consolidated Financial Statements, is presented on a pro forma basis in order to give effect to the stock split.

  The Company derives its revenues by providing: (i) post-acute care; (ii) pharmacy, therapy, subacute and other specialty medical services; and (iii) contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and operating income from the provision of specialty medical services than from routine skilled nursing care. The Company seeks to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services.

  Subacute care refers to complex medical care and intensive nursing care provided to patients with high acuity disorders. Post-acute care refers to any care that a patient receives after discharge from an acute care hospital setting, including subacute, long-term and specialty medical care. Long-term care refers to care, typically conducted over an extended period of time, at a skilled nursing or assisted living facility, as well as care rendered in a patient's home, regardless of whether such care is rendered following discharge from an acute care hospital. Specialty medical services refer to any service provided by the Company other than routine skilled nursing care.

  The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources.

RESULTS OF OPERATIONS

  The following table sets forth data from the statement of income expressed as a percentage of net revenues:

                                                    YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
     Net Revenues:
       Nursing home..............................     65.6%     69.7%     82.6%
       Non-nursing home:
         Pharmacy................................     17.3      11.4      10.4
         Therapy.................................     15.7      18.5       6.6
         Other...................................      1.4       0.4       0.4
                                                  --------  --------  --------
                                                     100.0     100.0     100.0
                                                  --------  --------  --------
     Costs and Expenses:
       Salaries and wages........................     38.5      40.9      40.3
       Employee benefits.........................      8.6       8.7       9.1
       Nursing, dietary, and other supplies......      4.7       5.4       6.3
       Ancillary services........................     19.7      16.9      16.6
       General and administrative................     14.2      15.1      15.1
       Depreciation and amortization.............      3.5       3.5       3.5
       Provision for bad debts...................      2.3       1.5       1.3
       Life insurance proceeds...................       --      (0.2)       --
       Gain on sale..............................       --      (2.0)       --
       Impairment of long-lived assets...........       --       1.9        --
       Other.....................................       --       0.3        --
       Mergers and acquisition cost..............      0.2        --       1.4
                                                  --------  --------  --------
     Income from operations......................      8.3       8.0       6.4
     Interest expense, net.......................      1.5       1.1       1.2
                                                  --------  --------  --------
     Income before income taxes and equity
      earnings/minority interest.................      6.8       6.9       5.2
     Provision for income taxes..................      2.9       3.0       2.4
                                                  --------  --------  --------
     Income before equity earnings/minority
      interest...................................      3.9       3.9       2.8
     Equity earnings/minority interest...........       --        --        --
                                                  --------  --------  --------
     Net income..................................      3.9       3.9       2.8
     Pro forma taxes.............................       --        --       0.1
                                                  --------  --------  --------
     Pro forma net income........................      3.9%      3.9%      2.7%
                                                  ========  ========  ========

  Nursing home revenues are derived from the provision of two basic services: routine services ($590.7 million or 79.0% in fiscal year 1997) and ancillary services ($157.4 million or 21.0% in fiscal year 1997) and are a function of occupancy rates in the long-term care facilities and the payor mix. Occupancy rates, as identified in the following table, decreased in fiscal year 1997 due to the divestiture of DevCon (see Note 2 to the Consolidated Financial Statements) in the fourth quarter of fiscal year 1996 and a higher level of competitive activity resulting from an increase in hospital-operated skilled units, assisted living facilities, and other alternative care providers in key markets. The DevCon divestiture reduced weighted average licensed bed count by 1,604 and total average residents by 1,428 for fiscal year 1997. The Company has invested in the marketing and managed care areas and has implemented an aggressive marketing program to increase census and improve quality mix.

                                                     YEARS ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
      Weighted average licensed bed count.........   23,028    25,498    26,355
      Total average residents.....................   19,095    21,405    22,428
      Average occupancy...........................     82.9%     83.9%     85.1%

  Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without governmental assistance through the Medicare and Medicaid programs. These sources include managed care companies, commercial insurers, health maintenance organizations and Veteran's administration contractual payments. Managed care as a payor source to health care providers is expected to increase over the next several years. The Company has increased its managed care contracting capabilities and has created a system which allows the centralized case management of these patients within targeted markets. However, the impact to the Company of this increasing payor source cannot be determined at this time.

  Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. To the extent unfavorable changes in economic conditions impact payments under governmental or third-party payor programs, the Company would be adversely affected. See "Business--Regulation." Revenues derived from the Company's pharmacy and therapy groups are also influenced by payor mix. The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:

                                                     YEARS ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
      Private pay.................................     33.4%     31.9%     25.5%
      Medicare....................................     25.7%     25.5%     23.9%
      Medicaid....................................     40.9%     42.6%     50.6%

  The higher percentage of revenues derived from private pay sources for fiscal year 1997 is primarily attributable to the growth in the Company's pharmacy operations, which had a higher percentage of revenue derived from private pay sources than any other pay source, and the divestiture of DevCon in the fourth quarter of fiscal year 1996 which resulted in a reduction in the percentage of net revenue derived from the Medicaid program for fiscal year 1997. In addition to pharmacy operations, the higher percentages of revenue derived from private pay and Medicare sources in fiscal year 1996 is primarily attributable to the acquisitions of American Rehabilitation Services, Inc. and TMI late in fiscal year 1995. Average reimbursement rates for Medicare patients have also increased more rapidly than for Medicaid residents due primarily to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents.

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

  Costs and expenses, excluding depreciation and amortization, primarily consist of salaries, wages, and employee benefits. Various federal, state, and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact total costs and expenses. See "Business--Regulation." The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. General and administrative expenses include the cost of the Company's various insurance programs, except worker's compensation. See Note 12 to the Consolidated Financial Statements.

  Fiscal 1997 Compared to Fiscal 1996. Net revenues comprising nursing home and non-nursing home operations totaled $1.1 billion for the year ended September 30, 1997, an increase of $25.8 million or 2.3%, as compared to fiscal 1996. Revenues from nursing home operations decreased by $28.5 million, which included $63.5 million due to divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, and an $8.0 million reduction due to lower average occupancy rates. Rate increases of $30.2 million and higher ancillary service billings of $13.8 million resulting from the improvement in mix, primarily Medicare, partially offset the nursing home revenue decreases. Non-nursing home revenue increased by $54.3 million which consisted of an increase of $69.3 million for pharmacy services, a decrease of $26.3 million for therapy services, and an increase of $11.3 million from home health, hospice and other services. The acquisition of pharmacies in fiscal year 1996 that occurred late in the year primarily caused the increase in pharmacy services revenue. The closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services revenue. The increase in home health, hospice and other services is primarily due to the purchase of Colorado Home Care, Inc. in January 1997 and the purchase of the remaining 50% interest in Heart of America Hospice, LLC during fiscal year 1997.

  Costs and expenses totaled $1.0 billion for the year ended September 30, 1997, an increase of $20.2 million or 2.0%, as compared to fiscal 1996. Excluding divestitures, costs for payroll and employee benefits, ancillary, and general and administrative increased by $19.2, $38.1, and $7.0 million, respectively. The increase in ancillary services was primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Divestitures, primarily DevCon, reduced total expenses by $53.0 million.

  The provision for bad debt expense increased by $9.6 million for the year ended September 30, 1997, which included a reduction of $1.9 million due to collection of a note receivable and other receivable that were substantially reserved. The remaining increase of $11.5 million was primarily due to an increase in average days outstanding for accounts receivable related to the increase in pharmacy revenues, which have a higher provision for bad debts, and focused Medicare reviews in several states for therapy operations, which delays the payment cycle for Medicare receivables while each claim receives a medical review. In addition, the centralization of billing and collection for therapy operations resulted in delayed billing and a longer billing cycle which resulted in an increase in average days outstanding for receivables. In order to improve the collection process, therapy operations have improved the timeliness of billing, implemented new collection procedures, and opened three new regional collections sites for the clinics. Therapy operations were partially removed from focused billing review in Texas during the third fiscal quarter and fully removed in October 1997, although certain other states remain on billing review. Although significant reductions in average days outstanding were achieved during the fourth quarter of fiscal 1997, average days outstanding for the therapy operations remain high compared to historical levels. As a result, the Company recorded an additional provision for bad debts of $5.0 million during the fourth quarter to reserve for potential uncollectibility on the older accounts.

  Merger and acquisition costs increased total expenses in fiscal year 1997 by $2.6 million compared to a reduction of costs and expenses in fiscal 1996 of $1.1 million from non-recurring items. The merger and acquisition costs of $2.6 million for fiscal 1997 were related to the Mergers. The $1.1 million reduction of expense from non-recurring items for 1996 consisted of a $2.0 million gain from the receipt of life insurance proceeds on the former President of the rehabilitation services group, a $22.5 million gain in September 1996 on the sale of the DevCon operations, a $2.9 million charge primarily related to the closure of the Company's medical supplies business and write-off of unamortized loan acquisition costs related to the Second Amended and Restated Credit Agreement, and a $20.5 million impairment loss related to the adoption of SFAS 121 (see Note 8 to the Consolidated Financial Statements).

  Net interest expense totaled $16.9 million for the year ended September 30, 1997, an increase of $4.4 million as compared to the same period for fiscal 1996. The increase reflected interest expense to finance the higher average level of working capital during fiscal year 1997, additional debt to purchase $20.0 million of the Company's common stock late in fiscal 1996, and acquisitions, investments, and other capital expenditures during fiscal 1997.

  The provision for income taxes totaled $33.6 million in fiscal year 1997, a decrease of $0.2 million from fiscal year 1996. The 1997 effective tax rate of 43.3% was 0.5% lower than the 1996 effective rate as a result of lower amortization of non-deductible goodwill amortization and higher tax credits which were partially offset by non-deductible merger and acquisition costs.

  Fiscal 1996 Compared to Fiscal 1995. Net revenues comprising nursing home and non-nursing home operations totaled $1.1 billion for the year ended September 30, 1996, an increase of $220.6 million or 24.7%, as compared to fiscal 1995. Nursing home operations contributed $38.1 million of the increase which included rate increases of $37.2 million and higher ancillary service billings resulting from the improvement in patient mix, primarily Medicare, of $22.6 million. Divestiture of nursing home operations decreased revenue $19.6 million and lower census reduced revenue by $7.6 million. Non-nursing home operations contributed $182.5 million of the increase, consisting of $34.6 million from pharmacy operations, $146.5 million from therapy services and $1.4 million from medical supplies. Acquisitions, primarily Rehability, provided $177.0 million of the $182.5 million increase in non-nursing home revenue.

  Costs and expenses, including non-recurring items, totaled $1.0 billion for the year ended September 30, 1996, an increase of $188.1 million or 22.5%, as compared to fiscal 1995. Acquisitions, primarily Rehability and TMI, were $171.0 million of the increase, and divestitures reduced total expenses by $24.3 million. Other increases include payroll and related items ($15.8 million) and ancillary services ($28.4 million). The increase in ancillary services corresponds to the increase in ancillary revenue and the higher level of patient acuity as well as an increase in the cost of pharmaceuticals related to higher pharmacy services revenue.

  Non-recurring items reduced total costs and expenses in fiscal year 1996 by $1.1 million compared to the $12.4 million of merger and acquisition costs from the BCC purchase in fiscal 1995. Non-recurring items included a $2.0 million gain from the receipt of life insurance proceeds on the former President of the Rehabilitation Services Group. In addition, the Company recognized a $22.5 million gain in September 1996 on the sale of its DevCon operations, which provided training and habilitation services to individuals with mental retardation and developmental disabilities, through the recapitalization and subsequent sale of the majority of DevCon's stock for $47.5 million. The Company also recorded charges of $2.9 million primarily related to the closure of its medical supplies business and the write-off of unamortized loan acquisition costs related to the Second Amended and Restated Credit Agreement.

  The adoption of SFAS 121, which occurred in the fourth quarter, resulted in the identification and measurement of an impairment loss of $20.5 million related to nursing facilities with a history of cash flow losses ($1.8 million), certain other nursing facilities where management believed an impairment existed as a result of the competitive environment ($0.6 million), goodwill, primarily TMI ($9.7 million), and other assets to be disposed ($8.4 million). Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed. The facilities with a history of cash flow losses operated at a loss for periods ranging from one to four years. The undiscounted cash flows for TMI were estimated based on the operating results of TMI subsequent to the death of the President of the rehabilitation services group (founder of TMI) and adjusted for the loss of contracts and impending business changes as a result of his death (See Note 7 to the Consolidated Financial Statements). The decision regarding the disposition of certain nursing facilities, which had operating losses of $0.4 million during fiscal 1996, was completed at the time of adoption of SFAS 121. See Note 8 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES--HISTORICAL

  Cash and cash equivalents were $14.4 million at September 30, 1997, a $7.0 million decrease from September 30, 1996, and working capital was $102.1 million, an increase of $1.0 million during fiscal year 1997. Cash provided by operations was $54.8 million or $23.0 million more than fiscal year 1996. Net income of $43.9 million and non-cash items totaling $65.6 million contributed to the cash provided by operations. These items were offset by the decrease in accrued expenses and other current liabilities of $5.7 million, primarily related to income taxes due on the gain on sale of DevCon stock that were paid in the second quarter of fiscal year 1997, and an increase in receivables of $44.4 million. The increase in receivables was primarily attributable to acquisitions ($4.1 million), revenue increases ($18.8 million), and an increase in average days outstanding ($14.8 million).

  The increase in receivables resulting from an increase in average days outstanding is primarily related to the Company's therapy operations. The increase in receivables for the therapy operations is related to the centralization of billing and collection which resulted in delayed billing and a longer billing cycle, and focused billing review, primarily in Texas. Focused billing review substantially increases the processing time for payment of therapy services by fiscal intermediaries. Therapy operations were partially removed from focused billing review in Texas during the third fiscal quarter and fully removed in October 1997, although certain other states remain on billing review. In addition, therapy operations have implemented new collection procedures and opened three new regional collection sites for the clinics to improve the collection process. Although significant reductions in average days outstanding were achieved during the fourth quarter of fiscal 1997, average days outstanding for the therapy operations remain high compared to historical levels. As a result, the Company recorded an additional provision for bad debts of $5.0 million during the fourth quarter to reserve for potential uncollectibility on the older accounts.

  Cash used in investing activities was $77.3 million in fiscal 1997 compared to $66.7 million in fiscal year 1996. Investing activities in fiscal year 1997 included five pharmacy related acquisitions ($6.9 million), construction of three assisted living facilities and expansion of existing facilities ($8.2 million), the acquisition of the remaining 50% interest in a hospice operation ($3.3 million), the acquisition of two home health agencies ($4.1 million), and routine capital expenditures. Capital commitments on one assisted living facility remaining under construction and expansion of existing long-term care facilities totaled $2.2 million at September 30, 1997. These commitments are expected to be funded by cash from operations or the Senior Credit Facility. Cash flow from the disposition of assets was primarily related to the divestiture of two long-term care facilities in Texas. Restricted investments increased $20.5 million due to the collection of outstanding receivables from the Company's third party insurance carrier and current year funding.

  Financing activities provided $15.4 million during fiscal 1997 and were primarily used to fund acquisitions, investments, and other capital expenditures. In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 1997 approximately $28.9 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

LIQUIDITY AND CAPITAL RESOURCES--FOLLOWING THE TRANSACTIONS

  Senior Credit Facility. Prior to the Mergers, both LCA and GranCare maintained senior credit facilities that were replaced with a new Senior Credit Facility in connection with the Mergers. The Senior Credit Facility consists of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Senior Subordinated Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

  The Term Loans will be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. With the exception of approximately $14.0 million of letter of credit issuances, as of December 19, 1997, there were no amounts borrowed under the Revolving Credit Facility.

  Interest on outstanding borrowings will accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through April 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans.

  Subject in each case to certain exceptions, the following amounts are required to be applied, as mandatory prepayments, to prepay the Term Loans:
(i) 75% of the net cash proceeds of the sale or issuance of equity by the Company; (ii) 100% of the net cash proceeds of the incurrence of certain indebtedness; (iii) 75% of the net cash proceeds of any sale or other disposition by the Company or any of its subsidiaries of any assets (excluding the sale of inventory and obsolete or worn-out property, and subject to a limited exception for reinvestment of such proceeds within 12 months); and
(iv) 75% of excess cash flow for each fiscal year, which percentage will be reduced to 50% in the event the Company's leverage ratio as of the last day of such fiscal year is not greater than 4.50 to 1.00. Mandatory prepayments will be applied pro rata to the unmatured installments of the Tranche A Term Loans, the Tranche B Term Loans and the Tranche C Term Loans; provided, however, that as long as any Tranche A Term Loans remain outstanding, each holder of a Tranche B Term Loan or a Tranche C Term Loan will have the right to refuse any such mandatory prepayment otherwise allocable to it, in which case the amount so refused will be applied as an additional prepayment of the Tranche A Term Loans. The Company will also have the right to prepay the Senior Credit Facility, in whole or in part, at its option. Partial prepayments must be in minimum amounts of $1 million and in increments of $100,000 in excess thereof.

  Amounts applied as prepayments of the Revolving Credit Facility may be reborrowed; amounts prepaid under the Term Loans may not be reborrowed.

  Senior Subordinated Notes. Also in connection with the Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually commencing May 1, 1998. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

  Other Significant Indebtedness. In connection with the Mergers, the Company became a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT") and Omega Healthcare Investors, Inc. ("Omega"). HRPT is the holder of a mortgage loan to AMS Properties, Inc. ("AMS Properties"), a wholly owned subsidiary of the Company, dated October 1, 1994, in the aggregate principal amount of $11.5 million (the "HRPT Loan"). The HRPT Loan is secured, in part, by mortgage and security agreements dated as of March 31, 1995 (collectively, the "HRPT Mortgage") in favor of HRPT and encumbering two nursing facilities in Wisconsin owned by AMS Properties. HRPT has also leased seven nursing facilities located in Arizona, California and South Dakota to GCI Health Care Centers, Inc. ("GCIHCC") under a master lease agreement dated as of June 30, 1992 (the "GCIHCC Lease").

  In connection with certain transactions effected in February 1997 by GranCare's predecessor with Vitalink Pharmacy Services, Inc. ("Vitalink"), Vitalink (a) paid a consent fee to HRPT in the amount of $10 million, which was promptly reimbursed by GranCare immediately following the consummation of the transactions with Vitalink and (b) entered into a limited guaranty (not to exceed $15 million in the aggregate) of the obligations by GranCare, AMS Properties and GCIHCC under the HRPT Mortgages, the GCIHCC Lease and the HRPT Loan (collectively, the "HRPT Obligations") for so long as such obligations remained outstanding. To support Vitalink's limited guaranty of the foregoing obligations, GranCare caused an irrevocable letter of credit to be issued to Vitalink in the event Vitalink made any payments under the limited guaranty (the "HRPT Letter of Credit").

  In connection with obtaining HRPT's consent to the Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare are in the process of restructuring their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Mergers and the transactions related thereto. In addition, Vitalink's guaranty of the HRPT Obligations was released and the HRPT Letter of Credit was terminated and replaced with an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in AMS and/or GCIHCC (individually, a "Tenant Entity" and collectively, the "Tenant Entities") which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these shares to meet any capital requirements. The terms of the leases between HRPT and the Tenant Entities were extended to January 31, 2013, constituting lease extensions ranging from 3 to 7 years and the aggregate base rental for all facilities leased from HRPT (excluding the Exchange Facilities (as defined below)) increased by $500,000 per year. AMS Properties will also prepay the $11.5 million HRPT Loan and HRPT will release the HRPT Mortgage. In addition, by April 29, 1998 the Tenant Entities will exchange, in a transaction structured as a like-kind exchange transaction (the "Exchange Transaction"), five nursing facilities (the two nursing facilities previously subject to the HRPT Mortgage and three nursing facilities currently owned by the Company (collectively the "Exchange Facilities")) for four nursing facilities owned by HRPT. Following completion of the Exchange Transaction, the Tenant Entities will lease back the Exchange Facilities for an aggregate annual rent amount equal to the aggregate rent on the four HRPT facilities.

  In consideration of the HRPT/GranCare Restructuring, the Company paid HRPT a one time restructuring payment of $10 million. The overall impact of the HRPT/GranCare Restructuring is not expected to have any material effect on the Company's operations or cash flows. The Company also paid an aggregate amount of $19.0 million to Vitalink Pharmacy Services, Inc. ("Vitalink") and ManorCare, Inc. ("ManorCare") in connection with the settlement of certain litigation initiated by Vitalink and ManorCare seeking to enjoin the consummation of the GranCare Merger.

  A wholly owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1997 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of December 28, 1997.

  The Omega Loan bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by 58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Loan for the prior calendar year. The current interest rate is 14.5% per annum. The Omega Loan currently requires monthly, interest-only payments. Additional interest accrues on the outstanding principal of the Omega Loan at the rate of 1% per annum. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment. Beginning October 1, 2002, quarterly amortizing installments of principal in the amount of $1.5 million will also become due and payable on the first day of each calendar quarter. The entire outstanding principal amount of the Omega Loan is due and payable on August 13, 2007. The Omega Loan may be prepaid without penalty during the first 100 days following August 14, 2002. Payment of the Omega Loan after acceleration upon the occurrence of an event of default will result in a prepayment penalty in the nature of a "make whole" premium.

  In addition to the interest on the Omega Loan described in the preceding paragraph, and as a condition to obtaining Omega's consent to the transaction between Vitalink and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Loan for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by
PHCMI: (i) the sum of $1.0 million, plus; (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

  As substitute collateral for certain divested PHCMI facilities, and as consideration for granting its consent to such divestiture, Omega required GranCare to cause a letter of credit in favor of Omega to be issued in the amount of $9.0 million (the "Omega Letter of Credit"). The Omega Letter of Credit can be drawn upon following the occurrence of: (i) any event of default under the Omega Loan documents; (ii) if the Omega Letter of Credit is not renewed or extended at least 30 days prior to its scheduled expiration date (currently March 31, 1998); or (iii) if certain representations, warranties or covenants of PHCMI under the Omega Loan documents are breached and such breaches are not cured within the prescribed time after notice. Following the Mergers, the Company caused the Omega Letter of Credit to be replaced with a new standby letter of credit issued under the Senior Credit Facility.

  The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10 million, increased or decreased by 25% of PHCMI's net income (but in no event less than $10 million). The Company must contribute additional equity to PHCMI if and when necessary to assure that such minimum tangible net worth test is met. PHCMI has satisfied this test in the past without the contribution of additional equity and management believes that it will continue to do so in the future.

  Other Factors Affecting Liquidity and Capital Resources. While federal regulations do not provide states with grounds to curtail payments under their Medicaid reimbursement programs due to state budget deficiencies or delays in enactment of new budgets, states have nevertheless curtailed payments in such circumstances in the past. In particular, some states have delayed the payment of significant amounts owed to health care providers such as the Company for health care services provided under their respective Medicaid programs. The failure by a state to reimburse the Company for its Medicaid receivables could have a material adverse effect on the financial position of the Company.

  In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The Company's estimated principal payments, cash interest payments, and rent obligations for 1998 are approximately $187 million.

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. The Company estimates that total capital expenditures for the year ending September 30, 1998 will be approximately $60 million of which $30 million represents maintenance capital expenditures.

  Management is in the process of integrating the operations of LCA and GranCare and conforming their respective accounting policies. As discussed above, LCA's provision for bad debt expense increased by $9.6 million for the year ended September 30, 1997 as compared to the prior fiscal year, primarily as the result of an increase in average days outstanding for accounts receivable related to the increase in pharmacy revenues, focused Medicare reviews in several states for therapy operations, and the centralization of billing and collection for therapy operations. In addition, GranCare increased its provision for bad debt expense by $8.0 million in the quarter ended June 30, 1997 as a result of a change in methodology in calculating bad debt expense. In connection with conforming the accounting policies of LCA and GranCare, management is continuing to monitor trends in the Company's accounts receivable and is reviewing the Company's collection procedures (including the timing of filing claims for reimbursement) and allowance policy, which could result in a historical adjustment to GranCare's allowance for bad debts and in future changes to the Company's bad debt expense.

  The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, together with amounts available under the Senior Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Revolving Credit Facility will provide the Company with revolving loans in an aggregate principal amount at any time not to exceed $150 million, of which $136 million is expected to be available after considering approximately $14 million in outstanding letters of credit. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  As discussed above, the Company's revenues are a function of occupancy rates in the Company's facilities and payor mix. Management believes that the Mergers will have a slightly positive effect on the Company's occupancy rates and payor mix.

  Because the Mergers were completed on November 4, 1997, the Company plans to recognize the costs associated therewith during the quarter ending December 31, 1997. While management has not yet determined the amount of the costs, management expects that such costs will be significant.

IMPACT OF INFLATION

  The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation, or the increase in minimum wage requirements effective September 1997, without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

  To the Stockholders and Board of Directors of Paragon Health Network, Inc.

  We have audited the accompanying consolidated balance sheets of Paragon Health Network, Inc. (formerly Living Centers of America, Inc.) and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and schedule are the responsibility of the management of Paragon Health Network, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Health Network, Inc., and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, in the fourth quarter of 1996, the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of SFAS 121.

                                          ERNST & YOUNG LLP

Houston, Texas
December 10, 1997

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,
                                                            ------------------
                          ASSETS                              1997      1996
                          ------                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 14,355  $ 21,394
  Receivables (less allowances of $33,138 and $17,405).....  211,989   192,340
  Notes receivable, net....................................    2,223     3,756
  Supplies.................................................   21,237    16,582
  Prepaid expenses.........................................    5,276     6,450
  Deferred income taxes....................................   24,294    19,644
  Other (including patient trust funds of $3,799 and
   $3,768).................................................    7,855     9,273
                                                            --------  --------
    TOTAL CURRENT ASSETS...................................  287,229   269,439
PROPERTY AND EQUIPMENT:
  Land, buildings and improvements.........................  378,251   359,137
  Furniture, fixtures and equipment........................  121,698   104,363
  Leased property under capital leases.....................   12,551    12,551
                                                            --------  --------
                                                             512,500   476,051
  Less accumulated depreciation............................  210,117   186,333
                                                            --------  --------
                                                             302,383   289,718
GOODWILL, NET..............................................  196,120   188,508
RESTRICTED INVESTMENTS.....................................   51,976    31,040
INVESTMENT IN UNCONSOLIDATED AFFILIATE.....................        5     3,016
NOTES RECEIVABLE, NET......................................   11,200    10,780
OTHER ASSETS...............................................   25,454    17,111
                                                            --------  --------
                                                            $874,367  $809,612
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt... $ 43,196  $ 13,746
  Accounts payable.........................................   46,872    48,088
  Accrued payroll and related expenses.....................   66,866    60,089
  Accrued property taxes...................................    5,342     4,995
  Patient trust funds......................................    3,799     3,768
  Accrued income taxes payable.............................    6,231    16,921
  Other accrued expenses...................................   12,819    20,741
                                                            --------  --------
    TOTAL CURRENT LIABILITIES..............................  185,125   168,348
LONG-TERM DEBT, NET OF CURRENT MATURITIES..................  252,763   262,702
LONG-TERM INSURANCE RESERVES...............................   27,555    26,093
MINORITY INTERESTS.........................................      733       289
DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES.....   32,908    22,865
COMMITMENTS AND CONTINGENCIES..............................
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $ .01; 4,650,000 shares
   authorized; none issued.................................       --        --
  Series A--Junior participating preferred stock, par value
   $.01; 350,000 authorized and reserved; none issued......       --        --
  Common stock, par value $ .01; 75,000,000 shares
   authorized; 60,803,760 shares issued....................      608       608
  Capital surplus..........................................  226,972   227,766
  Retained earnings........................................  164,650   120,733
  Unrealized gain (loss) on securities available-for-sale..      244       (18)
  Treasury stock at cost--2,004,444 and 2,301,159 shares...  (17,191)  (19,774)
                                                            --------  --------
    TOTAL STOCKHOLDERS' EQUITY.............................  375,283   329,315
                                                            --------  --------
                                                            $874,367  $809,612
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEARS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1997        1996       1995
                                               ----------  ----------  --------
NET REVENUES
  Nursing home revenue:
    Net patient services.....................  $  742,046  $  767,747  $724,924
    Other....................................       6,004       8,799    13,556
  Non-nursing home revenue:
    Pharmacy services........................     196,748     127,439    92,843
    Therapy services.........................     179,506     205,785    59,278
    Home health, hospice, and other..........      15,984       4,721     3,268
                                               ----------  ----------  --------
                                                1,140,288   1,114,491   893,869
COSTS AND EXPENSES:
  Salaries and wages.........................     438,693     455,702   360,571
  Employee benefits..........................      98,070      96,716    82,007
  Nursing, dietary and other supplies........      53,531      60,427    55,991
  Ancillary services.........................     224,912     188,937   148,746
  General and administrative.................     161,795     168,333   134,697
  Depreciation and amortization..............      39,309      39,214    31,158
  Provision for bad debts....................      26,282      16,666    11,220
  Life insurance proceeds....................          --      (2,015)       --
  Gain on sale...............................          --     (22,451)       --
  Impairment of long-lived assets............          --      20,489        --
  Other expenses.............................          --       2,917        --
  Merger and acquisition costs...............       2,588          --    12,474
                                               ----------  ----------  --------
                                                1,045,180   1,024,935   836,864
                                               ----------  ----------  --------
      INCOME FROM OPERATIONS.................      95,108      89,556    57,005
INTEREST EXPENSE, NET:
  Interest expense...........................      21,492      16,750    15,073
  Interest income............................      (4,640)     (4,289)   (4,256)
                                               ----------  ----------  --------
                                                   16,852      12,461    10,817
                                               ----------  ----------  --------
      INCOME BEFORE INCOME TAXES AND EQUITY
       EARNINGS/MINORITY INTEREST............      78,256      77,095    46,188
PROVISION FOR INCOME TAXES...................      33,604      33,759    21,750
                                               ----------  ----------  --------
      INCOME BEFORE EQUITY EARNINGS/ MINORITY
       INTEREST..............................      44,652      43,336    24,438
EQUITY EARNINGS/MINORITY INTEREST............        (735)       (156)     (204)
                                               ----------  ----------  --------
NET INCOME...................................  $   43,917  $   43,180  $ 24,234
                                               ==========  ==========  ========
PRO FORMA DATA (UNAUDITED):
  INCOME BEFORE PRO FORMA TAXES..............  $   43,917  $   43,180  $ 24,234
  PRO FORMA TAXES............................          --          --       599
                                               ----------  ----------  --------
      PRO FORMA NET INCOME...................  $   43,917  $   43,180  $ 23,635
                                               ==========  ==========  ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING..........................      59,325      60,945    57,102
                                               ==========  ==========  ========
EARNINGS PER SHARE...........................  $     0.74  $     0.71  $   0.42
                                               ==========  ==========  ========
PRO FORMA EARNINGS PER SHARE.................  $     0.74  $     0.71  $   0.41
                                               ==========  ==========  ========

   The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                            UNREALIZED
                          COMMON STOCK                         GAIN    TREASURY STOCK
                          ------------- CAPITAL   RETAINED  (LOSS) ON  ----------------
                          SHARES AMOUNT SURPLUS   EARNINGS  SECURITIES SHARES   AMOUNT    TOTAL
                          ------ ------ --------  --------  ---------- ------  --------  --------
BALANCE, SEPTEMBER 30,
 1994...................  51,405  $514  $119,500   $54,802       --      525    $(2,798) $172,018
Net income..............                            24,234                                 24,234
Transfer S corporation
 earnings, net of
 distributions..........                    (898)      898                                      0
Stockholder
 distributions..........                            (2,381)                                (2,381)
Proceeds from additional
 public offering........   8,625    86    98,975                                           99,061
Issuance of stock as
 consideration for TMI
 merger transaction.....     774     8     8,315                                            8,323
Funding of employee
 benefit plans..........                     656                        (132)       678     1,334
Funding of options
 exercised under 1992
 Employee Stock Option
 Plan, net of tax.......                     146                        (162)       861     1,007
                          ------  ----  --------  --------     ----    -----   --------  --------
BALANCE, SEPTEMBER 30,
 1995...................  60,804   608   226,694    77,553       --      231     (1,259)  303,596
Net income..............                            43,180                                 43,180
Funding of employee
 benefit plans..........                     736                        (138)       846     1,582
Funding of options
 exercised under 1992
 Employee Stock Option
 Plan, net of tax.......                     336                        (120)       639       975
Purchase of treasury
 stock..................                                               2,328    (20,000)  (20,000)
Unrealized loss on
 securities available-
 for-sale...............                                        (18)                          (18)
                          ------  ----  --------  --------     ----    -----   --------  --------
BALANCE, SEPTEMBER 30,
 1996...................  60,804   608   227,766   120,733      (18)   2,301    (19,774)  329,315
Net income..............                            43,917                                 43,917
Funding of employee
 benefit plans..........                      92                        (177)     1,521     1,613
Funding of options
 exercised under 1992
 Employee Stock Option
 Plan, net of tax.......                     (15)                        (21)       191       176
Issuance of treasury
 stock in exchange for
 warrants...............                    (871)                        (99)       871         0
Unrealized gain on
 securities available-
 for-sale...............                                        262                           262
                          ------  ----  --------  --------     ----    -----   --------  --------
BALANCE, SEPTEMBER 30,
 1997...................  60,804  $608  $226,972  $164,650     $244    2,004   $(17,191) $375,283
                          ======  ====  ========  ========     ====    =====   ========  ========

   The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEARS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   1997      1996       1995
                                                 --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................  $ 43,917  $  43,180  $  24,234
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............    39,309     39,214     31,158
    Income taxes deferred......................      (753)    (9,141)    (3,429)
    Equity earnings/minority interest..........       735        156        204
    Provision for bad debts....................    26,282     16,666     11,220
    Gain on sale...............................        --    (22,451)        --
    Impairment of long-lived assets............        --     20,489         --
  Changes in noncash working capital:
    Receivables................................   (44,362)   (69,634)   (35,387)
    Receivable from affiliates.................        --      2,698       (844)
    Supplies...................................    (3,984)      (519)       258
    Prepayments, including insurance...........     1,227      4,053     (4,106)
    Other current assets.......................    (1,032)      (221)    (2,073)
    Accounts payable...........................    (2,073)   (13,774)    34,194
    Accrued expenses and other current
     liabilities...............................    (5,673)    17,465      8,860
  Changes in long-term insurance reserves......     1,462      3,107      1,321
  Other........................................      (215)       520        824
                                                 --------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES......    54,840     31,808     66,434
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions and investments.................   (30,548)   (68,710)   (87,602)
  Purchases of property and equipment..........   (36,961)   (53,366)   (38,946)
  Proceeds from sale of DevCon.................        --     47,500         --
  Disposals of property, equipment and other
   assets......................................     8,365      2,690      7,022
  Restricted investments.......................   (20,543)     5,564    (19,822)
  Additions to notes receivable................    (2,069)    (1,519)    (3,488)
  Collections on notes receivable..............     4,649        981      3,173
  Other........................................      (211)       209       (198)
                                                 --------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES..........   (77,318)   (66,651)  (139,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.................     1,875      1,469    219,342
  Net draws under credit line..................    22,685    194,615      1,955
  Repayment of long-term debt..................    (9,297)  (138,708)  (247,461)
  Proceeds from additional public offering.....        --         --     99,061
  Purchase of treasury stock...................        --    (20,000)        --
  Shareholder distributions....................        --         --     (2,381)
  Funding of options under 1992 employee stock
   option plan and employee benefit plans......       176        975      1,007
                                                 --------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......    15,439     38,351     71,523
INCREASE (DECREASE) IN CASH AND CASH EQUIVA-
 LENTS.........................................    (7,039)     3,508     (1,904)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.    21,394     17,886     19,790
                                                 --------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......  $ 14,355  $  21,394  $  17,886
                                                 ========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Paragon Health Network, Inc. ("Paragon"), formerly known as Living Centers of America, Inc. ("LCA"), was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Mergers"). See Note 19. The accompanying consolidated financial statements include the accounts of LCA and its subsidiaries and all significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements do not give effect to the Mergers as they occurred subsequent to September 30, 1997 and are not indicative of the consolidated financial statements following the Mergers.

  References to the "Company" herein refer to LCA and its operations prior to the consummation of the Mergers and to Paragon and its operations following the consummation of the Mergers. The Company's continuum of post-acute care services encompasses skilled nursing, subacute and medically complex care as well as a variety of related ancillary services. These ancillary services include pharmacy, rehabilitation, and hospital program management. The Company operates in 38 states with significant concentration of facilities and beds in its key markets.

  Effective July 31, 1995, the Company issued approximately 19,437,000 shares (6,479,000 shares prior to the three-for-one stock split, see Note 19) of its common stock in a merger transaction with The Brian Center Corporation ("BCC") and 16 related S corporations (collectively the "BCC Entities"). The merger was accounted for using the pooling of interests methodology and the accompanying financial statements have been restated to include the accounts of the BCC Entities as though the transaction occurred on September 30, 1992. See Note 3.

 Cash Management

  The Company maintains a centralized cash management system in which cash receipts are transferred daily from facility and ancillary company depository accounts to a cash concentration account. Cash is then used to provide for normal working capital requirements, including reduction of the outstanding credit lines or placement of excess funds in commercial grade investments. To the extent that cash transferred from the facility and ancillary company depository accounts is not sufficient to provide for cash disbursement requirements, a cash advance is obtained from the Company's bank credit facility. See Note 5. Cash equivalents consist of temporary investments with original maturities of three months or less.

 Notes Receivable, net

  Notes receivable, net, aggregating $13.4 million and $14.5 million at September 30, 1997 and 1996, respectively, consist primarily of notes which arose from divestitures of certain operating facilities. These notes, which are generally collateralized by long-term care facilities, have interest rates ranging generally from 5% to 12% and maturities through 2012, including approximately $9.8 million due after 2000. Notes receivable, net, at September 30, 1997 and 1996, include reserves for potential uncollectible amounts of $1.2 million and $3.5 million, respectively. Management believes the collateral values are sufficient to recover the net carrying amount of these notes in the event of default.

 Supplies

  Supplies, consisting principally of pharmaceutical and medical supplies, are valued at the lower of cost (first-in, first-out) or market.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

 Property and Equipment

  Property and equipment are stated at cost and include interest on funds borrowed to finance construction. Capitalized interest was $0.3 million, $0.2 million and none for the three years ended September 30, 1997, 1996 and 1995, respectively. Maintenance and repairs are charged to operations as incurred and replacements and significant improvements are capitalized. Depreciation and amortization are provided over the estimated useful lives of the assets on a straight-line basis as follows:

      Buildings..................................................... 25-40 years
      Building improvements......................................... 10-15 years
      Furniture, fixtures and equipment.............................  3-15 years

 Goodwill, net

  Goodwill represents an allocation from the Company's previous parent as a result of a management buyout transaction which is amortized on a straight-line basis over 40 years and the excess of purchase price over fair market value of assets acquired in various purchase transactions which is amortized on a straight-line basis over 30 years. Accumulated amortization at September 30, 1997 and 1996 was $20.3 million and $11.7 million, respectively. Amortization of goodwill charged to expense was $7.3 million, $5.6 million and $2.8 million for the three years ended September 30, 1997, 1996 and 1995, respectively.

 Impairment of Long-Lived Assets

  In September 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Goodwill is also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow. See Note 8.

  Prior to adoption of SFAS 121 the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis.

 Restricted Investments

  Restricted investments represent cash and other investments that have been designated to pay insurance claims of the Company's wholly-owned insurance subsidiary. The invested funds restricted to pay insurance claims have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at their estimated fair value. See Note 4.

 Investment in Unconsolidated Affiliate

  Investment in unconsolidated affiliate at September 30, 1996 primarily consisted of a 50% owned interest in Heart of America Hospice, LLC, ("HOA") a Kansas-based hospice which was recorded under the equity method. The remaining 50% interest of HOA was purchased during fiscal 1997. See Note 3.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

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

  The Company filed a consolidated federal income tax return for the year ended September 30, 1995 which included pre-merger (non-BCC entities) operations and has continued to file on a consolidated basis for subsequent years. Federal and state income tax payments made (including the BCC Entities) for the three years ended September 30, 1997, 1996 and 1995 were $40.0 million, $31.5 million and $21.2 million, respectively.

  The various corporations (exclusive of the S corporations) included in the BCC Entities filed consolidated tax returns through the date of the BCC merger. For state income tax purposes, each corporation within the federal consolidated group filed a separate income tax return. The S corporations included in the BCC merger were not subject to income taxes as their attributes flow through to their individual stockholders; accordingly, the accompanying consolidated financial statements do not include a provision for income taxes with respect to the earnings of these entities through July 31, 1995. A pro forma income tax provision has been provided to reflect the estimated federal and state income taxes as if all of the S corporations were taxable entities. This estimate is based on the maximum effective federal and state income tax rates in effect during the years presented. Effective August 1, 1995, all of these corporations became taxable entities and the operations of these companies are included in the consolidated tax return of LCA.

 Treasury Stock

  During fiscal year 1996, the Company acquired 2,327,220 shares of treasury stock (775,740 shares prior to the three-for-one stock split) on the open market for a total cost of $20.0 million. The shares repurchased were primarily intended to be used as part of a plan to fund the employer's contributions to the Company's 401(k) Plan and Deferred Retirement Incentive Plan and to fund employee purchases made under the Company's Employee Stock Purchase Plan. See Note 16.

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

  The administrative procedures associated with the Medicare cost reimbursement program generally preclude final determination of amounts due the Company until cost reports are audited or otherwise reviewed and settled with the applicable administrative agencies. Normal estimation differences between final settlements and amounts recorded in previous years are generally reported as current year contractual adjustments. The Company does not expect any differences between revenue recorded and as finally determined to have a significant effect on the Company's results of operations or financial position. Medicare revenues represented 26%, 26% and 24% and Medicaid revenues represented 41%, 43% and 51% of net revenue for the three years ended September 30, 1997, 1996 and 1995, respectively.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company is aware of one current investigation and an additional possible investigation involving allegations of potential wrongdoing. See Note 11. While the Company believes that it is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

 Stock-Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

  In October 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock options. Companies that do not follow the new fair-value based method are required to provide pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been applied. See Note 16 for the pro forma effects on the Company's reported net income and earnings per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS 123.

 Earnings per Share

  In February 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. The Company will implement SFAS 128 in the first quarter of fiscal year 1998. The earnings per share impact of this implementation has not yet been determined.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events, they may ultimately differ from actual results.

 Other

  Certain prior year amounts have been reclassified to conform with the 1997 presentation.

NOTE 2. DIVESTITURES

  In September 1996, the Company completed the divestiture of its DevCon operations, which provided training and habilitation services to individuals with mental retardation and developmental disabilities, through the recapitalization and subsequent sale of the majority of DevCon's stock for $47.5 million in cash. The Company retained a small ownership interest in the recapitalized company. Proceeds from the divestiture were utilized to reduce debt related to various acquisitions.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

NOTE 3. ACQUISITIONS

 Fiscal Year 1997 Acquisitions

  During fiscal year 1997 the Company acquired the remaining 50% interest in Heart of America Hospice, L.L.C., a Kansas based hospice company, for $3.3 million in cash. This transaction was recorded using the purchase method of accounting.

  The Company also acquired institutional pharmacies, home health agencies, and therapy operations as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

 Fiscal Year 1996 Acquisitions

  In May 1996, the Company acquired a 50% interest in Heart of America Hospice, L.L.C., for $2.8 million in cash.

  In June 1996, the Company acquired certain assets of Lahr Pharmacy, Inc. and related companies for $13.4 million in cash. An additional $2.0 million was paid during 1997 in connection with this acquisition based on the achievement of predetermined earnings targets and an additional $1.5 million may be paid if predetermined earnings targets are achieved during the subsequent two years. Additional consideration is included in goodwill when paid.

  Effective September 1, 1996, the Company acquired the stock of Allied Pharmacy Management, Inc., which operated five institutional pharmacies and a home health care business in Florida, for $29.6 million in cash.

  The Company also acquired other previously leased long-term care facilities, institutional pharmacies, and therapy operations as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

 Fiscal Year 1995 Acquisitions

  On June 30, 1995, LCA completed a merger with Rehability Corporation in which it acquired all of the outstanding stock of the company through a cash tender offer of $11.50 per share. In the transaction, the Company paid approximately $88.1 million in cash for the stock and various transaction costs and assumed approximately $36.0 million in debt. The name of the acquired company was subsequently changed to American Rehabilitation Services, Inc. ("ARS" or "Rehability"). The transaction was recorded using the purchase method of accounting. The allocation of purchase price included approximately $81.9 million of goodwill which will be amortized over a 30-year period.

  Effective August 1, 1995 the Company issued approximately 774,000 shares (258,000 shares prior to the three-for-one stock split) of its common stock valued at $8.3 million in exchange for all of the capital stock of Therapy Management Innovations, Inc. and related entities ("TMI"). The transaction was recorded using the purchase method of accounting. The allocation of purchase price included approximately $7.9 million of goodwill. The goodwill was subsequently written off in September, 1996. See Notes 7 and 8.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  The following information presents the results of operations on a pro forma basis as though the Rehability and TMI transactions all occurred on October 1, 1994. Information is presented for informational purposes only and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share amounts.

                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1995
                                                              ------------------
      Net revenues ..........................................     $1,041,228
      Net income.............................................         26,893(a)
      Earnings per share.....................................     $     0.46(a)

--------
(a) Excluding non-recurring merger and acquisition and other related costs of $14.3 million, net income and earnings per share would have been $38.8 million and $0.67, respectively.

  On July 31, 1995, the Company acquired all of the outstanding stock of the BCC Entities in exchange for approximately 19,437,000 shares (6,479,000 shares prior to the three-for-one stock split) of its common stock in a merger transaction which was accounted for as a pooling of interests. In addition, the Company paid $3.7 million in cash to acquire various minority interests associated with several of the BCC affiliates. The Company used a portion of its bank credit facility to retire approximately $70.0 million of existing debt of BCC. The retained earnings of the S corporations ($1.8 million at July 31, 1995 and $2.6 million at September 30, 1994) have been reclassified to Capital Surplus.

  Separate results of operations of the companies prior to the acquisition are summarized below (in thousands):

                                                          TEN MONTHS ENDED
                                                           JULY 31, 1995
                                                     --------------------------
                                                      LIVING    BCC
                                                     CENTERS  ENTITIES COMBINED
                                                     -------- -------- --------
Net Revenues........................................ $529,405 183,127  $712,532
Income from Operations (a).......................... $ 37,310  10,004  $ 47,314
Net Income.......................................... $ 20,110   2,109  $ 22,219
Pro Forma Net Income................................ $ 20,110   1,510  $ 21,620

--------
(a) Includes merger and acquisition expenses of $4.5 million for LCA and $1.3 million for BCC Entities.

  In addition to the above, the Company acquired other long-term care facilities and five separate pharmaceutical operations as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

NOTE 4. RESTRICTED INVESTMENTS

  Restricted investments at September 30, 1997 and 1996 included the following:

                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
SEPTEMBER 30, 1997                       COST      GAINS      LOSSES     VALUE
------------------                     --------- ---------- ---------- ---------
U.S. Treasury Notes...................  $36,234     $234       $ (9)    $36,459
Asset-backed securities...............    2,604       32         (2)      2,634
Corporate debt securities.............    5,073       68         --       5,141
Mortgage-backed securities............    4,273       54         (2)      4,325
Repurchase Pooling Arrangement........      539       --         --         539
Cash..................................    2,878       --         --       2,878
                                        -------     ----       ----     -------
  Total...............................  $51,601     $388       $(13)    $51,976
                                        =======     ====       ====     =======

                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
SEPTEMBER 30, 1996                       COST      GAINS      LOSSES     VALUE
------------------                     --------- ---------- ---------- ---------
U.S. Treasury Notes...................  $14,187     $122      $(186)    $14,123
Asset-backed securities...............    5,859       21        (32)      5,848
Corporate debt securities.............    2,691       25        (27)      2,689
Mortgage-backed securities............    1,401       59         --       1,460
Repurchase Pooling Arrangement........    5,892       --         --       5,892
Cash..................................    1,028       --         --       1,028
                                        -------     ----      -----     -------
  Total...............................  $31,058     $227      $(245)    $31,040
                                        =======     ====      =====     =======

  Proceeds from the sale and maturities of investments were $19.1 million, $14.5 million and $3.7 million for the three years ended September 30, 1997, 1996 and 1995, respectively. Gross gains (losses) of ($0.2) million, $0.1 million and $0.1 million were realized for the three years ended September 30, 1997, 1996 and 1995, respectively.

  The amortized cost and estimated fair value of debt securities and other investments at September 30, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
Due in one year or less.....................................  $ 7,044   $ 7,047
Due after one year through five years.......................   26,579    26,752
Due after five years through ten years......................    7,684     7,801
                                                              -------   -------
                                                               41,307    41,600
Asset-backed securities.....................................    2,604     2,634
Mortgage-backed securities..................................    4,273     4,325
Repurchase Pooling Arrangement..............................      539       539
Cash........................................................    2,878     2,878
                                                              -------   -------
  Total.....................................................  $51,601   $51,976
                                                              =======   =======


  The Repurchase Pooling Arrangement is subject to market risk associated with changes in the value of the underlying financial instruments as well as the risk of loss of appreciation if a counter party fails to perform.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

NOTE 5. DEBT

  Long-term debt at September 30, 1997 and 1996 is summarized in the following table (in thousands):

                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Bank Credit Facility........................................ $255,000  $225,315
SouthTrust Bank of Alabama, NA..............................   20,000    20,000
Variable Annuity Life Insurance Company.....................   10,000    10,000
NationsBank of Texas, NA....................................    3,000    10,000
Mortgage notes (6% to 10.75% due through 2014)..............      609     1,444
Other notes payable (8% to 10% due through 2008)............    3,547     5,688
                                                             --------  --------
                                                              292,156   272,447
Obligations under capital leases ...........................    3,803     4,001
                                                             --------  --------
                                                              295,959   276,448
Less short-term notes payable and current portion...........  (43,196)  (13,746)
                                                             --------  --------
Total long-term debt........................................ $252,763  $262,702
                                                             ========  ========

  Interest expense paid was $21.8 million, $19.3 million and $17.7 million during the three years ended September 30, 1997, 1996 and 1995, respectively. Substantially all of the above indebtedness was refinanced in connection with the Mergers. See Note 19.

  In February 1992, the Company entered into an agreement (the "Bank Credit Facility") with several banks in which the banks provided financing to the Company. During the last several years, the Bank Credit Facility has been amended and/or restated to provide working capital financing and expansion capital for various purchase transactions. In August 1996, the Company entered into a Third Amended and Restated Credit Agreement (the "1996 Bank Credit Facility"), pursuant to which the banks agreed to provide $500 million to LCA, including a $350 million five-year revolving credit and competitive advance facility ("Tranche A") and a $150 million 364-day revolving credit facility with a four-year term out ("Tranche B"). The Company recorded a non-recurring charge of $0.9 million for the write-off of unamortized deferred financing costs related to the Second Amended and Restated Credit Agreement. See Note 8. The 1996 Bank Credit Facility allows LCA to borrow at the base rate in effect at NationsBank of Texas, N.A. or at LIBOR plus an applicable margin ranging from 0.25% to 0.65% and also provides for a facility fee of 0.15% to 0.225%. The applicable margin and facility fee are subject to adjustment depending on LCA's leverage ratio at the quarter-end immediately preceding the borrowing.

  LCA may prepay borrowings made under Tranche A at any time, but all amounts drawn must be repaid by August 19, 2001 with a provision for earlier extension if the Company and banks agree. The Tranche B balance at August 18, 1997 of $140.0 million was converted to a term loan and scheduled to be repaid in equal quarterly installments beginning October 1, 1997. The 1996 Bank Credit Facility is an unsecured credit facility and contains various financial covenants similar to those in the original Bank Credit Facility. Balances available under the 1996 Bank Credit Facility and predecessor agreements at September 30, 1997 and 1996 (after giving consideration to outstanding letters of credit of $4.7 million) were $230.3 million and $270.0 million, respectively. As of September 30, 1997 and 1996, the announced base rate of NationsBank was 8.5% and 8.25%, respectively.

  The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At September 30, 1997, the Company had outstanding three interest rate swap agreements with commercial banks having a total notional principal amount of $60 million. These

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES agreements effectively changed the Company's interest rate exposure on $60 million under the 1996 Bank Credit Facility to approximately 6.8% through 2005. The Company receives floating rates on these swaps which are based on LIBOR.

  The Company's use of swap agreements and reverse swap agreements did not have a material effect on the weighted-average borrowing rate of reported interest expense during the years ended September 30, 1997, 1996, and 1995 and the Company is not exposed to credit loss on these swaps. See Note 13 for fair value disclosures. The difference between amounts paid and received on swap agreements is recorded on an accrual basis as an adjustment to interest expense over the periods covered by the agreements. The related amount receivable from or payable to counter parties is included in other receivables or payables, respectively. The fair values of the swap agreements and changes thereto are not recognized in the consolidated financial statements.

  In October 1993 the Company borrowed $20 million from SouthTrust Bank of Alabama, NA which is unsecured and bears interest at the rate of 6.95%, payable semi-annually. The principal is repayable in five annual payments of $4 million beginning October 1, 1998.

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

  In May 1994, the Company executed a $10 million promissory note with NationsBank of Texas, N.A. Subject to NationsBank's prior approval of any request for an advance, the Company may borrow, repay and reborrow principal amounts in increments such that the unpaid principal balance at anytime shall not exceed $10 million. The original maturity date of the earlier of demand or May 1995 was extended by several subsequent extension agreements to November 1997. The interest rate on each advance is quoted separately based on market conditions that exist at that time. At September 30, 1997, there was $3.0 million outstanding under the note agreement.

  Long-term debt maturing in the next five fiscal years, prior to the Mergers (see Note 19), is presented below (in thousands):

                                                              SEPTEMBER 30, 1997
                                                              ------------------
        1998.................................................      $43,196
        1999.................................................        5,468
        2000.................................................        4,990
        2001.................................................      222,541
        2002.................................................        4,913

  The covenants governing the 1996 Bank Credit Facility and the notes with SouthTrust Bank and Variable Annuity Life provide for the maintenance of various financial ratios and limitations on dividends. See Note 19 which details long-term debt subsequent to the Mergers.

NOTE 6. EMPLOYEE RETIREMENT PLANS

  The Company's employees are eligible to participate in defined contribution retirement plans sponsored by the Company. Company contributions to these plans represent a matching percentage of certain employee contributions which is subject to management's discretion based upon consolidated financial performance. The employees of ARS are also covered by a defined contribution plan which provides for Company contributions in cash of up to 50% of certain employee contributions. Total combined expense recognized by the Company under both of these plans was $3.5 million, $2.2 million and $1.8 million for the three years ended September 30, 1997, 1996 and 1995, respectively.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  The Company does not provide post-retirement health care or life insurance benefits to employees. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions."

NOTE 7. LIFE INSURANCE PROCEEDS

  In the third quarter of fiscal year 1996 the Company recorded a non-taxable gain of $2.0 million from the receipt of insurance proceeds on Don W. Wortley, former President of TMI.

NOTE 8. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER EXPENSES

  In the fourth quarter of fiscal year 1996 the Company adopted SFAS 121 which resulted in the identification and measurement of an impairment loss of $20.5 million related to nursing facilities with a history of cash flow losses, certain other nursing facilities where management believed an impairment existed as a result of the competitive environment, goodwill (primarily attributable to TMI), and other assets to be disposed. Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed. The facilities with a history of cash flow losses operated at a loss for periods ranging from one to four years. The undiscounted cash flows for TMI were estimated based on the operating results of TMI subsequent to the death of the President of the rehabilitation services group (founder of TMI) and adjusted for the loss of contracts and impending business changes as a result of his death. See Note 7. The decision regarding the disposition of certain nursing facilities, which had operating losses of $0.4 million during fiscal 1996, was completed at the time of adoption of SFAS 121. Facilities to be disposed of had a carrying value of $1.5 million and $4.8 million at September 30, 1997 and 1996, respectively.

  The Company also recorded other charges of $2.9 million in the fourth quarter of fiscal year 1996 primarily related to the closure of its medical supplies business and the write-off of unamortized loan acquisition costs related to the Second Amended and Restated Credit Agreement.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

NOTE 9. RESTRUCTURING PLAN

  On June 14, 1996, the Company finalized and approved a plan originating in June 1995 to restructure the operations and exit certain activities of ARS. This plan included centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions of approximately 300 employees in both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million, which was recorded in June 1996 and included an accrual for estimated exit costs of $4.4 million related to termination/severance for displaced employees and $4.2 million related to future lease costs for abandoned real property. During the fourth quarter of fiscal year 1997 the Company lowered its original estimate of the accrual for exit costs which resulted in a reduction to the original purchase price of $1.9 million. The revised increase in purchase price as a result of the restructuring plan includes the following:

      Termination/severance for displaced employees..................... $3,760
      Future lease costs for abandoned real property....................  2,561
      Write off of abandoned tangible and intangible assets at closed locations........................................................  1,920
                                                                         ------
        Total........................................................... $8,241
                                                                         ======

  Through September 30, 1997 the Company has charged $3.3 million against the accrual for termination/severance for approximately 350 displaced employees and $1.5 million against the accrual for future lease costs. The restructuring was substantially completed by March 31, 1997. At September 30, 1997, the Company believes the remaining accruals for the restructuring are adequate.

NOTE 10. INCOME TAXES

  The provision for income taxes is presented in the table below (in thousands):

                                                       YEARS ENDED SEPTEMBER
                                                                30,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
Current:
  Federal............................................ $34,214  $38,326  $21,982
  State & Local......................................   5,370    5,141    4,237
                                                      -------  -------  -------
                                                       39,584   43,467   26,219
Deferred:
  Federal............................................  (4,922)  (8,276)  (3,698)
  State & Local......................................  (1,058)  (1,432)    (771)
                                                      -------  -------  -------
                                                       (5,980)  (9,708)  (4,469)
                                                      -------  -------  -------
    Total............................................ $33,604  $33,759  $21,750
                                                      =======  =======  =======

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  The provision for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

                                                  YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Federal statutory income tax rate................     35.0%     35.0%     35.0%
Increased (decrease) in taxes resulting from:
  State & local taxes, net of federal tax
   benefits......................................      3.6       3.4       4.9
  Permanent book/tax differences, primarily
   resulting from goodwill.......................      2.7       7.0       2.0
  Work opportunity/targeted job tax credits......     (0.3)       --      (2.7)
  Non-deductible merger and acquisition cost.....      1.0        --       7.2
Other, net.......................................      1.3      (1.6)      0.7
                                                  --------  --------  --------
Effective tax rate...............................     43.3%     43.8%     47.1%
                                                  ========  ========  ========

  The components of deferred income taxes are as follows (in thousands):

                                                      YEARS ENDED SEPTEMBER
                                                               30,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Reserves for potential claims....................... $   907  $(2,134) $(1,984)
Purchase accounting.................................  (1,835)  (1,749)  (1,828)
FAS 121 asset valuation.............................   1,669   (4,030)      --
Tax depreciation under book.........................  (1,066)  (1,822)  (1,023)
Bad debts...........................................  (6,841)  (1,295)    (761)
Texas Occupational Injury accrual...................      --    1,847      835
Net operating losses................................     (59)    (262)      --
Other, net..........................................   1,186     (525)     292
Changes in valuation allowance......................      59      262       --
                                                     -------  -------  -------
  Total............................................. $(5,980) $(9,708) $(4,469)
                                                     =======  =======  =======

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  The components of the net deferred tax liability are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Deferred tax liabilities:
  Amounts relating to property and equipment................ $(32,967) $(34,773)
  Other.....................................................   (5,107)   (1,596)
                                                             --------  --------
      Total deferred tax liabilities .......................  (38,074)  (36,369)
                                                             --------  --------
Deferred tax assets:
  Financial reserves not yet deductible for tax purposes:
    Asset valuation.........................................    3,552     4,243
    Insurance...............................................    7,261     8,524
    Notes receivable allowance..............................       --       821
    Payroll and benefits....................................    4,362     4,884
    Bad debts...............................................   13,429     6,572
    Restructuring reserve...................................      863     3,159
    NOL carryforwards.......................................    1,844     1,785
    Other miscellaneous.....................................    6,183     5,243
    Timing differences in Medicare..........................    1,716     1,592
                                                             --------  --------
      Total deferred tax assets.............................   39,210    36,823
Less valuation allowances...................................   (1,844)   (1,785)
                                                             --------  --------
Net deferred tax liability.................................. $   (708) $ (1,331)
                                                             ========  ========

  The net change in the valuation allowance for deferred tax assets was an increase of $59 and $977 at September 30, 1997 and 1996, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

  Certain of the Company's facilities are held under operating or capital leases. All capital leases will expire by 2009. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
      Facilities operating under capital leases............... $12,551  $12,551
      Less accumulated amortization...........................  (5,799)  (5,084)
                                                               -------  -------
                                                               $ 6,752  $ 7,467
                                                               =======  =======

  In October 1996 the Company entered into a leasing program, initially totaling $70.0 million and subsequently increased to $100.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 1997, approximately $28.9 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  Rental expense, net of sublease rent income, for all operating leases was $42.5 million, $44.2 million and $36.9 million for the three years ended September 30, 1997, 1996 and 1995, respectively. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rent income was $6.5 million, $6.9 million and $6.1 million for the three years ended September 30, 1997, 1996 and 1995, respectively. Contingent rent based primarily on revenues was $1.8 million, $1.6 million and $1.4 million for the three years ended September 30, 1997, 1996 and 1995, respectively.

  The table below presents a schedule of the future minimum rental commitments and sublease income under all noncancellable leases as of September 30, 1997 (in thousands):

                                                               SUBLEASE
                                                     OPERATING  INCOME  CAPITAL
                                                     --------- -------- -------
      1998.......................................... $ 36,383  $ 6,869  $1,281
      1999..........................................   30,371    4,881     953
      2000..........................................   24,181    1,656     853
      2001..........................................   21,697    1,675     658
      2002..........................................   18,507    1,467     664
      Subsequent years..............................   77,629    6,503      --
                                                     --------  -------  ------
      Total minimum rental obligations.............. $208,768  $23,051   4,409
                                                     ========  =======
      Less amount representing interest.............                      (606)
                                                                        ------
      Present value of capital leases...............                     3,803
      Less current portion..........................                    (1,097)
                                                                        ------
      Long-term obligations under capital leases....                    $2,706
                                                                        ======

  As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective business. In the opinion of management, except as described below, there are currently no proceedings which, individually or in the aggregate, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations.

  The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. Counsel for the Company has met with the AUSA, and the parties are currently engaged in discussions on whether the voluntarily production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES allegations, the AUSA will find intervention by the United States is without merit. The Company will vigorously contest the alleged claims if the complaint is pursued.

  The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Mergers) in the federal district court for the Western District of North Carolina. The Company does not know whether the individual plaintiff will continue to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company will vigorously contest any claims which the individual plaintiff pursues. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgement would not have a material adverse effect on the Company. Moreover, in connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company common stock held by him.

  The Company was served with a Petition, Cause No. 97-1500-G, Community Healthcare Services of America, Inc., v. Rehability Health Services, Inc. and Living Centers of America, Inc., in the 319th Judicial District Court of Nueces County, Texas, seeking $5.0 million in damages, filed by Community Health Services, Inc. ("Community"), in connection with a home health agency management agreement entered into between Community and a subsidiary of the Company. Such subsidiary operated a Texas home health agency which Community managed. The Company is vigorously defending the allegations of Community that the Company breached the agreement by terminating Community's management services and has filed a lawsuit against Community for breach of the agreement, Cause No. 97-03569; Rehability Health Services, Inc. v. Community Healthcare Services, Inc., in the 353rd Judicial District Court of Travis County, Texas. The Nueces County action was transferred to Travis County and the two cases have been consolidated into Cause No. 97-03569.

NOTE 12. INSURANCE COVERAGES

  The Company insures automobile, general, and professional liability and workers' compensation risks through insurance policies with third parties. Some of these third-party policies subsequent to February 21, 1994 are subject to reinsurance agreements between the insurer and LCA Insurance Company, Ltd., a wholly-owned subsidiary of the Company that was formed during 1994. The business written by LCA Insurance Company, Ltd. is the reinsurance of policies providing coverage for nursing home professional liability, automobile liability, and workers' compensation. All of these are occurrence policies which cover only the Company and its subsidiaries and their employees. Pursuant to the reinsurance agreements, LCA Insurance Company, Ltd. is responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to these policies is $0.5 million per occurrence (policy periods prior to July 1, 1996) and $1.0 million per occurrence (policy periods subsequent to July 1, 1996) for nursing home professional liability; $0.25 million per occurrence for automobile liability; and $0.5 million per occurrence for workers' compensation liability.

  The liabilities for incurred losses are estimated by independent actuaries on an undiscounted basis. The obligations of LCA Insurance Company, Ltd. under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods subsequent to February 21, 1994. Restricted investments at September 30, 1997 and 1996 designated to pay such claims were $52.0 million and $31.0 million, respectively.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

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

  The BCC Entities are insured for current and past workers' compensation claims under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject the BCC Entities to additional future premiums for losses incurred in a prior year but paid in a subsequent fiscal period, as losses develop. The BCC Entities have recorded expenses under these plans based upon actual and estimated losses based on the available incurred loss structure.

  Additionally, certain of these loss-sensitive workers' compensation plans in which the BCC Entities have participated were organized as pools or funds, with joint and several or pro rata liability ascribed to its members. Such plans may lead to the potential of future loss assessments for the BCC Entities; however, the amount of such additional potential assessments, if any, is not determinable at this time. It is the opinion of management that any additional assessments will not have a material adverse effect on the financial position or results of operations of the Companies.

NOTE 13. DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments.

 Notes Receivable

  Fair value for each significant note receivable was estimated based on the net present value of cash flows that would be received on each note over the remaining note term using current market interest rates rather than stated interest rates. The discount factor was the estimated rate for long-term debt in effect at September 30, 1997 and 1996. Further adjustments were made to the value of the notes based on management's opinion of the credit risk of the note obligee.

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

 Interest Rate Swap Agreements

  Fair values for the Company's various interest rate swap agreements were based on market quotes which would be required to terminate the agreement. See
Note 5.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

  The estimated values of the Company's financial instruments as of September 30, 1997 and 1996 are as follows (in thousands):

                                                       SEPTEMBER 30,
                                             ----------------------------------
                                                   1997              1996
                                             ----------------  ----------------
                                             CARRYING  FAIR    CARRYING  FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------  -------- -------
      Cash and cash equivalents............. $14,355  $14,355  $21,394  $21,394
      Notes receivable......................  13,423   14,172   14,536   15,517
      Restricted investments................  51,976   51,976   31,040   31,040
      Long-term debt........................ 295,959  298,843  276,448  277,413
      Interest rate swap agreements.........      --   (1,622)      --      341

NOTE 14. RELATED PARTY TRANSACTIONS

  The Company purchases services and medical supplies from APS at current market prices under certain service and supply agreements and all significant intercompany purchases have been eliminated for the three years ended September 30, 1997, 1996 and 1995. The Company also purchases therapy services from ARS and TMI at current market prices under certain service agreements. The total purchases from these companies prior to their acquisition by the Company on June 30, 1995 and August 1, 1995, respectively amounted to $1.5 million for ARS and $1.9 million for TMI. All significant intercompany purchases from these two subsidiaries since their acquisition have been eliminated.

NOTE 15. EARNINGS PER COMMON SHARE

  On November 24, 1997, the Board of Directors declared a three-for-one stock split to be distributed on December 30, 1997 to shareholders of record on December 15, 1997. See Note 19. The table below represents a reconciliation of the number of weighted average common shares used in computing primary earnings per share (in thousands) and reflects the stock split identified above.

                                                             YEARS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                       1997     1996     1995
                                                      ------   ------   ------
      Common shares outstanding, end of period......  58,794   58,503   60,570
      Effect of using weighted average shares
       outstanding..................................    (180)   1,869   (4,020)
      Effect of using treasury stock method on stock
       options......................................     711      573      552
                                                      ------   ------   ------
      Shares used in computing earnings per share...  59,325   60,945   57,102
                                                      ======   ======   ======

  In February 1995, the Company issued an additional 8,625,000 shares (2,875,000 shares prior to the three-for-one stock split) of its common stock in an additional public offering. The net proceeds of the transaction, approximately $99.1 million, were used primarily to retire existing debt. Assuming the transaction had occurred on October 1, 1994, net income and earnings per share for the year ended September 30, 1995 would have been $25.5 million and $0.42, respectively.

NOTE 16. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

  The Company established an Employee Stock Option Plan in 1992 which authorizes the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to 4,200,000 shares (1,400,000 shares prior to the three-for-one stock split) of the Company's common stock. The exercise

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES price per share of common stock with respect to each incentive stock option is the fair market value of a share of common stock (defined as the closing price per share of the common stock on the New York Stock Exchange) on the date such option is granted while the exercise price per share of common stock with respect to a nonqualified option is the fair market value of a share of common stock on the date such option is granted or on a subsequent date or as otherwise provided in any agreement with the recipient, but in no event will the exercise price with respect to a nonqualified option be less than 50% of the fair market value of a share of common stock on the date of the grant. The options have a term as fixed by the Stock Option Committee, but, in no event, longer than ten years after the date of grant. Options are exercisable only by the optionee and only while the optionee is an employee or nonemployee director of the Company or, unless such optionee's employment is terminated for cause, within three months after the optionee ceases to be an employee or director of the Company. Options are exercisable for 12 months after the death or permanent disability of an optionee. The option exercise price must be paid in cash or, at the discretion of the Stock Option Committee, may be paid in whole or in part in shares of common stock valued at fair market value on the date of exercise. As of September 30, 1997 and 1996, there were 3,901,404 and 3,778,644, respectively (1,300,468 and 1,259,548 prior to the three-for-one stock split, respectively), options granted and outstanding. All of these options were converted into cash or shares of Company common stock in connection with the Mergers. See Note 19.

  The following is a summary of the stock option activity and related information which has been adjusted to reflect the three-for-one stock split:

                                              YEARS ENDED SEPTEMBER 30,
                          --------------------------------------------------------------------
                                  1997                   1996                   1995
                          ---------------------- ---------------------- ----------------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE
                                        EXERCISE               EXERCISE               EXERCISE
                            OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                          ------------  -------- ------------  -------- ------------  --------
Outstanding at beginning
 of period..............     3,778,644   $9.18      2,338,875   $ 8.27     1,793,325   $ 6.62
Granted.................       645,972    8.30      2,074,620    10.23     1,002,750    11.08
Exercised...............       (21,831)   6.86       (118,302)    6.28      (162,030)    6.14
Forfeited...............      (501,381)   9.95       (516,549)    9.87      (295,170)    8.99
                          ------------   -----   ------------   ------  ------------   ------
Outstanding at end of
 period.................     3,901,404    8.95      3,778,644     9.18     2,338,875     8.27
                          ============           ============           ============   ======
Exercisable at end of
 period.................     1,567,092    7.71        951,033     6.99       621,840     5.46
                          ============           ============           ============   ======
Price range.............  $4.42-$12.92           $4.42-$12.92           $4.42-$12.92
                          ============           ============           ============
Weighted average fair
 value of options
 granted during the
 year...................                 $5.00                  $ 5.59                 $ 6.28
                                         =====                  ======                 ======

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates ranging from 5.99% to 6.11%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.42; and a weighted-average expected life of the option of eight years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                                      WEIGHTED
                                                                       AVERAGE
                                                            WEIGHTED  REMAINING
                                                            AVERAGE  CONTRACTUAL
                                                            EXERCISE    LIFE
      RANGE                                        OPTIONS   PRICE     (YEARS)
      -----                                       --------- -------- -----------
      $4.42--$5.83...............................   631,260  $ 4.82     4.83
      $6.75--$8.25............................... 1,107,042  $ 7.89     9.08
      $8.58--$9.88...............................   501,255  $ 9.48     7.58
      $10.54--$10.96............................. 1,061,100  $10.62     7.83
      $11.79--$12.92.............................   600,747  $11.86     8.42
                                                  ---------
                                                  3,901,404
                                                  =========

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                         1997    1996    1995
                                                        ------- ------- -------
      Pro forma net income............................. $42,489 $42,405 $23,920
      Pro forma earnings per share..................... $  0.72 $  0.70 $  0.42

  The Company established an Employee Stock Purchase Plan in 1993. The plan authorizes the purchase of up to 360,000 shares (120,000 shares prior to the three-for-one stock split) of the Company's common stock by eligible employees. The provisions of the plan include eligibility for all full time employees who have completed one year of service, employee contributions equal to the lesser of 10% of base salary or $10,000, the purchase price being equal to the lesser of the fair market value of the stock on the first or the last day of the plan year, and an option to purchase shares of stock or withdraw all payroll deductions plus interest at the end of the plan year. As of September 30, 1997 and 1996, a total of 177,789 and 129,480 shares, respectively, (59,263 and 43,160 prior to the three-for-one stock split) had been issued under the plan. The Employee Stock Purchase Plan was terminated effective September 17, 1997.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The table below sets forth summarized quarterly financial data for the years ended September 30, 1997 and 1996 (in thousands, except per share amounts) and has been adjusted to reflect the three-for-one stock split. See Note 19.

                                     FOURTH       THIRD       SECOND    FIRST
1997                                QUARTER      QUARTER     QUARTER   QUARTER
----                                --------     --------    --------  --------
Net revenues......................  $286,335     $288,433    $285,318  $280,202
Income from operations............    19,126 (a)   28,456      25,844    21,682
Income before income taxes and
 equity earnings/minority
 interests........................    15,198       23,968      21,462    17,628
Equity earnings/minority interest.      (330)        (223)       (119)      (63)
Net income........................  $  7,709     $ 13,669    $ 12,214  $ 10,325
                                    ========     ========    ========  ========
Earnings per share................  $   0.13     $   0.23    $   0.21  $   0.18
                                    ========     ========    ========  ========
Weighted average common and common
 equivalent shares outstanding....    59,796       59,658      59,241    58,797
                                    ========     ========    ========  ========
--------
(a) Includes $2.6 million merger and acquisition costs (or $0.04 per share expense after tax.)

                                     FOURTH       THIRD       SECOND    FIRST
1996                                QUARTER      QUARTER     QUARTER   QUARTER
----                                --------     --------    --------  --------
Net revenues......................  $284,838     $281,217    $278,056  $270,380
Income from operations............    21,172 (b)   22,951(b)   24,110    21,323
Income before income taxes and
 equity earnings/minority
 interests........................    17,700       20,038      21,154    18,203
Equity earnings/minority
 interests........................       (87)         122        (189)       (2)
Net income........................  $  7,053     $ 12,816    $ 12,412  $ 10,899
                                    ========     ========    ========  ========
Earnings per share................  $   0.12     $   0.21    $   0.20  $   0.18
                                    ========     ========    ========  ========
Weighted average common and common
 equivalent shares outstanding....    59,739       61,503      61,509    61,080
                                    ========     ========    ========  ========

--------
(b) Includes $2.0 million income and $0.9 million expense of non-recurring items in the third and fourth quarters, respectively (or $0.03 per share income and $0.06 per share expense after tax, respectively)

NOTE 18. STOCKHOLDER RIGHTS PLAN

  Since November 17, 1994, when the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock, each share of the Company's outstanding common stock carries with it such right. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, for an exercise price of $160, subject to adjustment. Such rights will not be exercisable nor transferable apart from the Common Stock until such time as a person or group acquires 15% of the Company's Common Stock or initiates a tender offer or exchange offer that will result in ownership of 15% of the Company's Common Stock.

  In the event that the Company is merged, and its Common Stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquiror's common stock at a 50% discount. Under certain other circumstances, the rights can become rights to purchase the Company's Common Stock at a 50% discount. The

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES rights may be redeemed by the Company for $0.01 per right at any time until 10 days following the first public announcement of a 15% acquisition of beneficial ownership of the Company's Common Stock. On May 7, 1997, LCA's Board of Directors amended the Rights Agreement under which the rights were granted such that the Rights Agreement terminated immediately prior to the Mergers. See Note 19.

NOTE 19. SUBSEQUENT EVENTS

 Recapitalization Merger Agreement

  During 1997 the Company entered into a Recapitalization Merger Agreement (the "Recapitalization Merger") with Apollo Management, L.P. ("Apollo") and one of its affiliates which was completed effective November 1, 1997. In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 5.9 million shares of newly issued common stock of LCA (see below). Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc. ("Paragon").

  Also effective November 1, 1997, Paragon sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, Paragon entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings up to an additional $150 million. The Term Loans consist of (i) a $240 million Term Loan for 6 1/2-years, (ii) a $250 million Term Loan for 7 1/2-years, and (iii) a $250 million Term Loan for 8 1/2-years. Borrowings under the Senior Credit Facility are at the Chase Manhattan, N.A. base rate or LIBOR plus an applicable margin ranging from 0.75% to 2.75% depending upon the respective term loan tenor and the Company's leverage ratio. The Senior Credit Facility imposes restrictions on the Company's ability to make capital expenditures and both the Senior Credit Facility and the indenture governing the Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Credit Facility also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions. Annual maturities of Paragon's long-term debt in the next five fiscal years are expected to be as follows: $3.3 million in 1998, $29.4 million in 1999, $50.9 million in 2000, $53.3 million in 2001, $52.8 million in 2002, and $1.1 billion thereafter.

  Paragon used the $240 million invested by Apollo Investors, the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to
(i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $40.50 (prior to the three-for-one stock split), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare Inc.'s (see below for description of the GranCare, Inc. merger acquisition) previous credit facilities and (iii) pay for certain costs associated with the Mergers.

 GranCare Purchase Business Combination

  Effective November 1, 1997, and subsequent to the Company's recapitalization, Paragon completed the merger acquisition of GranCare, Inc. ("GranCare") pursuant to the terms of the previously announced GranCare Merger Agreement. In the merger acquisition, GranCare common stock was exchanged for
0.2346 of a share of Paragon common stock. The acquisition was accounted for under the purchase method. Following the recapitalization and acquisition, the Apollo Investors and certain other investors owned approximately 44.0%, prior GranCare shareholders owned approximately 41.9% and prior LCA shareholders retained approximately 14.1% of the outstanding shares of Paragon common stock.

  The Recapitalization Merger and the GranCare Merger effectively reduced the Company's total stockholders' equity from $375 million at September 30, 1997 to approximately $77 million following the Mergers.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES

 Paragon Stock Split

  On November 24, 1997, the Board of Directors of Paragon declared a three-for-one stock split on Paragon's (formerly LCA's) common stock. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital as of September 30, 1997 and 1996 have been restated to reflect this split. The number of shares issued at September 30, 1997 and 1996 after giving effect to the split was 60,803,760 shares (20,267,920 shares before the split).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on directors of the registrant will appear in the Company's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information required by this item for the Company's executive officers is contained in Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information on executive compensation will appear in the Company's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information on security ownership of certain beneficial owners will appear in the Company's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information on certain relationships and related transactions will appear in the Company's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

  The following reports, financial statements and schedule are filed herewith on the pages indicated:

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  33
Consolidated Balance Sheets at September 30, 1996 and 1997................  34
Consolidated Statements of Income for Fiscal Years 1995, 1996 and 1997....  35
Consolidated Statements of Stockholders' Equity for Fiscal Years 1995,
 1996 and 1997............................................................  36
Consolidated Statements of Cash Flows for Fiscal Years 1995, 1996 and
 1997.....................................................................  37
Notes to Consolidated Financial Statements................................  38

FINANCIAL STATEMENT SCHEDULE

Schedule II--Valuation and Qualifying Accounts and Reserves...............  69

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

 EXHIBITS
 --------
 *2.1      Stock Purchase Agreement by and between Abbey Healthcare Group,
           Incorporated and Living Centers of America, Inc. with respect to the sale of Abbey Pharmaceutical Services, Inc. (filed as Exhibit 99.2 to Registrant's Form 8-K dated October 14, 1994 and incorporated herein by reference).
 *2.2      Schedule 14D-1 Tender Offer Statement for Rehability Corporation
           filed on May 23, 1995.
 *2.3      Amended and Restated Agreement and Plan of Merger dated March 27,
           1995 among Living Centers of America, Inc. and Living Centers/Brian
           Care Company and the Brian Care Center Corporation, The Beaver
           Property Entities and Donald C. Beaver, as amended (filed as Exhibit
           2.1 of the Fourth Amendment to the Registrant's Registration
           Statement on Form S-4, Registration No. 33-90676, and incorporated herein by reference).
 *2.4      Agreement of Purchase and Exchange among Living Centers of America,
           Inc. and Living Centers Specialty Care Services, Inc. and Cason,
           Inc., Don W. Wortley, Don W. Wortley Trust, Mary Ann Wortley Trust,
           and 726 Cottonwood, Ltd. dated as of August 1, 1995 (filed as
           Exhibit 10.1 to Registrant's Registration Statement on Form S-3,
           Registration No. 33-97616, and incorporated herein by reference).
 *2.5      Recapitalization Agreement, as amended, by and among Living Centers of America, Inc., DevCon Holding Company, Living Centers-DevCon,
           Inc., and Golber, Thoma, Cressey, Raimer Fund IV, L.P. (filed as
           Exhibit 2.7 to Registrant's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1996, File No. 001-10968, and incorporated herein by reference).
 *2.6      Amended and Restated Agreement and Plan of Merger dated September
           17, 1997 among Apollo Management, L.P. ("Apollo"), Apollo LCA
           Acquisition Corp. and Living Centers of America, Inc. (filed as
           Annex I to Registrant's Registration Statement on Form S-4,
           Registration No. 333-36525, and incorporated herein by reference).
 *2.7      Amended and Restated Agreement and Plan of Merger dated September
           17, 1997 among Living Centers of America, Inc., GranCare, Inc.
           ("GranCare"), Apollo and LCA Acquisition Sub, Inc. (filed as Annex
           II to Registrant's Registration Statement on Form S-4, Registration
           No. 333-36525, and incorporated herein by reference).

 EXHIBITS
 --------
 *3.1      Amended and Restated Certificate of Incorporation of Paragon Health
           Network, Inc. (filed as Annex III to Registrant's Registration
           Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).
 *3.2      Amended and Restated Bylaws of Paragon Health Network, Inc. (filed as Annex IV to Registrant's Registration Statement on Form S-4,
           Registration No. 333-36525, and incorporated herein by reference).
  4.1      Amended and Restated Certificate of Incorporation of Paragon Health
           Network, Inc. (filed as Exhibit 3.1 hereto).
  4.2      Amended and Restated Bylaws of Paragon Health Network, Inc. (filed as Exhibit 3.2 hereto).
 *4.3      Stockholders' Agreement by and among Paragon Health Network, Inc.,
           Apollo and certain other investors (filed as Annex V to Registrant's
           Registration Statement on Form S-4, Registration No. 333-36525, and
           incorporated herein by reference).
 *4.4      Registration Rights Agreement among Paragon Health Network, Inc. and certain investors (filed as Exhibit 4.7 to Registrant's Registration
           Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).
  4.5      Indenture dated as of November 4, 1997, between Paragon Health
           Network, Inc. and IBJ Schroder Bank & Trust Company.
  4.6      Exchange and Registration Rights Agreement dated as of November 4,
           1997, among Paragon Health Network, Inc., Chase Securities, Inc.,
           Smith Barney Inc. and Credit Suisse First Boston Corporation.
  4.7      Form of Common Stock Certificate of Paragon Health Network, Inc.
  4.8      10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to
           CUSIP No. 698940 AB 9.
  4.9      10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to
           CUSIP No. U69879 AB 7.
  4.10     10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to
           CUSIP No. 698940 AD 5.
  4.11     9 1/2% Senior Subordinated Note Due 2007 pertaining to CUSIP No.
           698940 AA 1.
  4.12     9 1/2% Senior Subordinated Note Due 2007 pertaining to CUSIP No.
           U69879 AA 9.
  4.13     9 1/2% Senior Subordinated Note Due 2007 pertaining to CUSIP No.
           698940 AC 7.
 10.1      +Employment Agreement between Paragon Health Network, Inc. and Keith
           B. Pitts.
 10.2      +Employment Agreement between Paragon Health Network, Inc. and John
           D. Lee.
 10.3      +Employment Agreement between Paragon Health Network, Inc. and Susan
           Thomas Whittle.
 10.4      +Employment Agreement between Paragon Health Network, Inc. and
           William R. Korslin.
 10.5      +Employment Agreement between Paragon Health Network, Inc. and
           Dennis G. Johnston.
 10.6      +Employment Agreement between Paragon Health Network, Inc. and David
           W. Budke.
 10.7      +Employment Agreement between Paragon Health Network, Inc. and David
           L. Ward.
 10.8      +Employment Agreement between Paragon Health Network, Inc. and
           Charles B. Carden.
 10.9      +Employment Agreement between Paragon Health Network, Inc. and Aruna
           Poddatoori.
 10.10     +Employment Agreement between Paragon Health Network, Inc. and Leroy
           D. Williams.
 10.11     +Employment Agreement between Paragon Health Network, Inc. and R.
           Jeffrey Taylor.

 EXHIBITS
 --------
  10.12    +Form of Employment Agreement entered into between Paragon Health
           Network, Inc. and its Vice Presidents.
 *10.13    +1992 Stock Option Plan of Living Centers of America, Inc., as
           amended (filed as Exhibit 10.1 to Registrant's Registration
           Statement Form S-8, Registration Statement No. 333-09707, and
           incorporated herein by reference).
 *10.14    +Deferred Retirement Incentive Plan of Living Centers of America,
           Inc. (filed as Exhibit 10.4 to Registrant's Annual Report on Form
           10-K for the fiscal year ended September 30, 1992, File No. 001-
           10968, and incorporated herein by reference).
 *10.15    +Management Incentive Bonus Plan of Living Centers of America, Inc.
           (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1992, File No. 001-10968, and incorporated herein by reference).
 *10.16    +Employee Stock Purchase Plan of Living Centers of America, Inc.
           (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1993, File No.
           001-10968, and incorporated herein by reference).
  10.17    +Paragon Health Network, Inc. 1997 Long-Term Incentive Plan.
  10.18    +Paragon Health Network, Inc. Incentive Compensation Plan.
 *10.19    +GranCare, Inc. 1996 Stock Incentive Plan (filed with Amendment No.
           1 to GranCare's Registration Statement on Form S-1, Registration No.
           333-19097, and incorporated herein by reference).
 *10.20    +GranCare, Inc. 1996 Replacement Stock Option Plan (filed with
           Amendment No. 1 to GranCare's Registration Statement on Form S-1,
           Registration No. 333-19097, and incorporated herein by reference).
 *10.21    +GranCare, Inc. Outside Directors' Stock Incentive Plan (filed with
           Amendment No. 1 to GranCare's Registration Statement on Form S-1,
           Registration No. 333-19097, and incorporated herein by reference).
 *10.22    +Executive Deferred Compensation Plan (filed with Amendment No. 1 to
           GranCare's Registration Statement on Form S-1, Registration No. 333-
           19097, and incorporated herein by reference).
 *10.23    +GranCare, Inc. 401(k) Savings Plan and Trust (filed with GranCare's
           Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
 *10.24    +Assignment, Assumption and Amendment of the GranCare, Inc. 401(k)
           Savings Plan (filed with Amendment No. 1 to GranCare's Registration
           Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).
 *10.25    Indemnification Agreement dated as of February 21, 1992 between
           Living Centers of America, Inc. and the ARA Group, Inc. (filed as
           Exhibit 10.4 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-44726, and incorporated herein by reference).
 *10.26    Assignment Agreement dated as of February 21, 1992 between Living
           Centers of America, Inc. and The ARA Group, Inc. (filed as Exhibit
           10.6 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-44726, and incorporated herein by reference).
  10.27    Purchase Agreement dated October 30, 1997, by and among Living
           Centers of America, Inc. and Chase Securities, Inc., Smith Barney
           Inc. and Credit Suisse First Boston Corporation.
  10.28    Termination Release Agreement dated as of September 3, 1997, by and among GranCare, Manor Care, Inc. and Vitalink Pharmacy Services,
           Inc., Apollo Management, L.P. and Living Centers of America, Inc.

 EXHIBITS
 --------
  10.29    Letter Agreement regarding Liquidated Damages Calculation in
           Pharmaceutical Supply Agreements dated September 3, 1997, by and among GranCare, Inc., TeamCare, Inc. and Vitalink Pharmacy
           Services, Inc.
  10.30    Letter Agreement regarding Preferred Provider Arrangement dated
           August 29, 1997, by and among Vitalink Pharmacy Services, Inc. and
           GranCare.
  10.31    Amendment to AMS Properties, Inc. Facility Leases dated as of
           October 31, 1997 between Health and Retirement Properties Trust
           ("HRPT") and AMS Properties, Inc. ("AMS").
  10.32    Collateral Pledge Agreement dated as of October 31, 1997 by and between Paragon Health Network, Inc. and HRPT.
  10.33    Guaranty by GranCare dated as of October 31, 1997 by GranCare in favor of HRPT.
  10.34    Guaranty by Paragon Health Network, Inc. dated as of October 31,
           1997 by Paragon Health Network, Inc. in favor of HRPT.
  10.35    Restructure and Asset Exchange Agreement dated as of October 31,
           1997 among HRPT, GranCare, AMS and GCI Health Care Centers, Inc.
  10.36    Subordination Agreement dated as of October 31, 1997 by and among
           HRPT and the corporations listed on the signature page thereto.
  10.37    Amendment to GCI Health Care Centers, Inc. Facility Leases dated as of October 31, 1997.
 *10.38    Amendment to Acquisition Agreement, Agreement to Lease and Mortgage
           Loan Agreement dated as of December 29, 1993 among HRPT, GranCare,
           AMS and GCI Health Care Centers, Inc. (filed with GranCare's
           Current Report on Form 8-K filed January 13, 1994, and incorporated herein by reference).
 *10.39    Master Lease Document dated December 28, 1990, between HRPT and AMS
           Properties, Inc. ("AMS") (filed with GranCare's Registration
           Statement on Form S-1, Registration No. 33-42595, and incorporated herein by reference).
 *10.40    Form of Guaranty dated December 28, 1990, by American Medical
           Services, Inc. and each of its subsidiaries in favor of HRPT (filed with GranCare's Registration Statement on Form S-1, Registration
           No. 33-42595, and incorporated herein by reference).
 *10.41    Amendment to Master Lease between HRPT and AMS dated as of December
           29, 1993 (filed with GranCare's Current Report on Form 8-K filed
           January 13, 1994, and incorporated herein by reference).
 *10.42    Amendment to Master Lease Document and Facility Lease between GCI
           Health Care Center, Inc. and HRPT dated as of October 31, 1994
           (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
 *10.43    Amendment to Master Lease Document and Facility Lease between AMS and HRPT dated as of October 31, 1994 (filed with GranCare's Annual
           Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
 *10.44    Promissory Note from AMS to HRPT in the principal amount of $11.5 million, dated October 1, 1994 (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
 *10.45    Mortgage and Security Agreement from AMS to HRPT for the Northwest and River Hills West Health Care Centers dated as of March 31, 1995
           (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
 *10.46    Assumption Agreement by GranCare in favor of HRPT (filed with
           GranCare's Amendment No. 1 to Registration Statement on Form S-1,
           Registration No. 333-19097, and incorporated herein by reference).

 EXHIBITS
 --------
 *10.47    Consent and Amendment to Transaction Documents dated as of December
           31, 1996 (the "Consent and Amendment") among GCI Health Care
           Centers, Inc., GranCare, Vitalink Pharmacy Services, Inc., HRPT and
           AMS (filed with GranCare's Amendment No. 1 to Registration
           Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).
  10.48    Credit Agreement for $890,000,000 dated as of November 4, 1997, by and among Paragon Health Network, Inc., as Borrower, The Chase
           Manhattan Bank, as Administrative Agent, NationsBank, N.A., as
           Documentation Agent, and the several lenders from time to time parties thereto
  10.49    Guarantee and Collateral Agreement dated as of November 4, 1997, by and among Paragon Health Network, Inc. and certain of its
           subsidiaries in favor of The Chase Manhattan Bank, as Collateral
           Agent.
  10.50    Amended and Restated Participation Agreement dated November 4,
           1997, by and among Living Centers Holding Company, as Lessee, FBTC
           Leasing Corp., as Lessor, The Chase Manhattan Bank, as Agent for
           the Lenders, the Fuji Bank Limited (Houston Agency), as Co-Agent,
           and the Lenders parties thereto.
  10.51    Amended and Restated Guaranty dated November 4, 1997, by and among
           Paragon Health Network, Inc. and certain other guarantors signatory thereto in favor of The Chase Manhattan Bank, as Administrative
           Agent.
  10.52    Lease dated October 10, 1996, between FBTC Leasing Corp., as
           Lessor, and Living Centers Holding Company, as Lessee.
  10.53    Amendment to Lease dated as of November 4, 1997 between FBTC
           Leasing Corp. and Living Centers Holding Company.
 *10.54    Form of Mortgage and Security Agreement with respect to five of
           GranCare's facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health
           Care Capital Finance, Inc. (the "Health Care Capital Loan"), each agreement dated as of March 23, 1995 (filed with GranCare's Annual
           Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
 *10.55    Master Settlement Agreement between GranCare and the Service
           Employees International Union ("SEIU"), dated as of November 6,
           1995 (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995).
 *10.56    Settlement Agreement between GranCare and the SEIU with respect to four of GranCare's facilities located in the State of Michigan, dated as of January 29, 1996 (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995).
 *10.57    Settlement Agreement between GranCare and the SEIU with respect to seven of GranCare's facilities located in the State of Wisconsin
           (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995).
 *10.58    Settlement Agreement between GranCare and the SEIU with respect to seven of GranCare's facilities located in the State of California
           (filed with GranCare's Annual Report on Form 10-K for the year ended December 31, 1995).
  10.59    +Agreement Respecting Termination of Employee--Employer
           Relationship between Paragon Health Network, Inc. and Keith Krein dated November 4, 1997.
  10.60    +Agreement Respecting Termination of Employee--Employer
           Relationship between Paragon Health Network, Inc. and Edward L.
           Kuntz dated November 4, 1997.
  11       Statement regarding computation of earnings per share.
  21       Subsidiaries of Paragon Health Network, Inc.

 EXHIBITS
 --------
  23       Consent of Ernst & Young LLP.
  24       Power of Attorney.
  27       Financial Data Schedule.

--------
*  Incorporated by reference as indicated.

+ Represents management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item
   601(d)(10)(iii) of Regulation S-K.

  Paragon Health Network, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of December 18, 1997, the date of record for its 1998 annual stockholders' meeting to be held on February 19, 1998, such beneficial owner is entitled to vote at such meeting, and provided further that such holder pays to Paragon Health Network, Inc. a fee compensating it for its reasonable expenses in furnishing such exhibits.

  (B) REPORTS ON FORM 8-K.

  There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

  (C) EXHIBITS

  The response to this portion of Item 14 is contained in Item 14(a)(3) of this report.

  (D) FINANCIAL STATEMENT SCHEDULE

  The response to this portion of Item 14 is contained in Item 8 of this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARAGON HEALTH NETWORK, INC.
                                          (Registrant)

                                          By: /s/ Susan Thomas Whittle
                                            -----------------------------------
                                             Susan Thomas Whittle
                                             Senior Vice President, General
                                              Counsel and Secretary

Date: December 29, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/   Keith B. Pitts           Chairman of the Board,        December 29, 1997
------------------------------------  President and Chief
           Keith B. Pitts             Executive Officer
                                      (Principal Executive
                                      Officer)

    /s/   Charles B. Carden          Executive Vice President and  December 29, 1997
------------------------------------  Chief Financial Officer
         Charles B. Carden            (Principal Financial
                                      Officer)

                 *                   Director                      December 29, 1997
------------------------------------
          Donald C. Beaver

                 *                   Director                      December 29, 1997
------------------------------------
          Laurence M. Berg

                 *                   Director                      December 29, 1997
------------------------------------
          Gene E. Burleson

                 *                   Director                      December 29, 1997
------------------------------------
          Peter P. Copses

                 *                   Director                      December 29, 1997
------------------------------------
           Jay M. Gillert

                 *                   Director                      December 29, 1997
------------------------------------
           Joel S. Kanter

                 *                   Director                      December 29, 1997
------------------------------------
          John H. Kissick

                 *                   Director                      December 29, 1997
------------------------------------
       Baltej S. Maini, M.D.

                 *                   Director                      December 29, 1997
------------------------------------
       William G. Petty, Jr.

                 *                   Director                      December 29, 1997
------------------------------------
          Robert L. Rosen

    /s/   Ronald W. Fleming          Vice President, Controller    December 29, 1997
------------------------------------  and Chief Accounting
         Ronald W. Fleming            Officer (Principal
                                      Accounting Officer)


  *Executed on behalf of the aforementioned directors by Susan Thomas Whittle pursuant to the powers of attorney included in Exhibit 24.

   /s/ Susan Thomas Whittle                                      December 29, 1997
-------------------------------
      Susan Thomas Whittle

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          PARAGON HEALTH NETWORK, INC.
                             (DOLLARS IN THOUSANDS)

                          BALANCE               DEDUCTION   ADDITIONS   BALANCE
                         BEGINNING  CHARGED       FROM         FROM      END OF
                         OF PERIOD TO INCOME     RESERVE   ACQUISITIONS  PERIOD
                         --------- ---------    ---------  ------------ --------
Fiscal Year 1997:
Allowance for doubtful
 accounts...............  $17,405   $27,760     $(12,027)     $   --    $ 33,138
                          =======   =======     ========      ======    ========
Notes receivable
 reserves...............  $ 3,516   $(1,478)(a) $   (850)     $   --    $  1,188
                          =======   =======     ========      ======    ========
Fiscal Year 1996:
Allowance for doubtful
 accounts...............  $13,332   $16,666     $(14,702)     $2,109    $ 17,405
                          =======   =======     ========      ======    ========
Notes receivable
 reserves...............  $ 3,550   $    --     $    (34)     $   --    $  3,516
                          =======   =======     ========      ======    ========
Fiscal Year 1995:
Allowance for doubtful
 accounts...............  $ 6,632   $10,520     $(11,659)     $7,839    $ 13,332
                          =======   =======     ========      ======    ========
Notes receivable
 reserves...............  $ 2,850   $   700     $     --      $   --    $  3,550
                          =======   =======     ========      ======    ========

--------
(a) Includes reversal of reserves based on collections of notes previously considered doubtful.