Form 10-Q
period 1997-12-31
PARAGON HEALTH NETWORK INC
filed 1998-02-17
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10968


                          PARAGON HEALTH NETWORK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              74-2012902
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

     One Ravinia Drive, Suite 1500
            Atlanta, Georgia                                      30346
(Address of principal executive offices)                        (Zip Code)

                                 (770) 393-0199
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
   -------      -------



     There were 41,146,662 shares outstanding of the issuer's only class of common stock as of January 31, 1998.

                          PARAGON HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q
                                TABLE OF CONTENTS
                                December 31, 1997

                                                                           PAGE
                                                                           ----
Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements and Notes       3

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    15


Part II - OTHER  INFORMATION

         Item 1.  Legal Proceedings                                          23

         Item 2.  Not applicable

         Item 3.  Not applicable

         Item 4.  Submission of Matters
                      to a Vote of Security Holders                          24

         Item 5.  Other Information                                          24

         Item 6.  Exhibits and Reports on Form 8-K                           25


SIGNATURE PAGE                                                               26

PART 1  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                        Three Months
                                                                                      Ended December 31,
                                                                               ---------------------------------
                                                                                   1997               1996
                                                                               --------------     --------------
Net Revenues
   Nursing home revenue:
     Net patient services                                                           $305,709           $182,684
     Other                                                                             1,583              1,337
   Non-nursing home revenue:
     Pharmacy services                                                                51,586             46,603
     Therapy services                                                                 40,888             47,670
     Home health, hospital services, and other                                        21,840              1,908
                                                                               --------------     --------------
                                                                                     421,606            280,202
Costs and Expenses:
   Salaries and wages                                                                160,021            111,435
   Employee benefits                                                                  35,634             24,276
   Nursing, dietary and other supplies                                                20,178             13,479
   Ancillary services                                                                 93,783             54,215
   General and administrative                                                         60,758             39,703
   Depreciation and amortization                                                      15,363              9,903
   Provision for bad debts                                                             8,705              5,509
   Recapitalization, indirect merger and transition costs                             80,687                  -
                                                                               --------------     --------------
                                                                                     475,129            258,520
                                                                               --------------     --------------

          Income (loss) from operations                                              (53,523)            21,682

Other Income and Expense:
   Interest expense                                                                   21,612              5,124
   Interest and dividend income                                                       (2,284)            (1,070)
                                                                               --------------     --------------
                                                                                      19,328              4,054
                                                                               --------------     --------------
          Income (loss) before income taxes,
             equity earnings/minority interest,
             and extraordinary loss                                                  (72,851)            17,628

Provision (Benefit) for Income Taxes                                                 (17,699)             7,240
                                                                               --------------     --------------
          Income (loss) before equity earnings/
             minority interest and extraordinary loss                                (55,152)            10,388

Equity Earnings/Minority Interest                                                       (172)               (63)
                                                                               --------------     --------------

          Income (loss) before extraordinary loss                                    (55,324)            10,325

Extraordinary Loss on Early Extinguishment
  of Debt, net of $6,034 Income Tax Benefit                                          (11,275)                 -
                                                                               --------------     --------------

Net Income (Loss)                                                                   ($66,599)           $10,325
                                                                               ==============     ==============
Earnings (Loss) Per Share:
   Basic and diluted                                                                  ($1.40)             $0.18
                                                                               ==============     ==============
Weighted Average Common
   Shares Outstanding:
   Basic                                                                              47,590             58,507
                                                                               ==============     ==============
   Diluted                                                                            47,590             58,957
                                                                               ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)


                                                                      December 31,     September 30,
                        ASSETS                                            1997             1997
                                                                      ------------     -------------
                                                                       (unaudited)
Current Assets:
   Cash and cash equivalents                                              $66,593           $14,355
   Receivables, less allowances of $71,193 and $33,138                    400,448           211,989
   Supplies                                                                27,752            21,237
   Deferred income taxes                                                   85,022            24,294
   Prepaid expenses and other current assets                               19,476            15,354
                                                                      ------------     -------------
          Total current assets                                            599,291           287,229

Property and Equipment:
   Land, buildings and improvements                                       543,161           378,251
   Furniture, fixtures and equipment                                      161,520           121,698
   Leased property under capital leases                                    12,551            12,551
                                                                      ------------     -------------
                                                                          717,232           512,500
   Less accumulated depreciation                                          217,174           210,117
                                                                      ------------     -------------
                                                                          500,058           302,383

Goodwill, net                                                             462,493           196,120
Restricted Investments                                                    103,805            51,976
Notes Receivable, net                                                      31,696            11,200
Other Assets                                                               91,022            25,459
                                                                      ------------     -------------
                                                                       $1,788,365          $874,367
                                                                      ============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current maturities of long-term debt                  $4,768           $43,196
   Accounts payable                                                       127,342            46,872
   Accrued payroll and related expenses                                    88,740            66,866
   Accrued interest                                                        19,017             2,355
   Other accrued expenses                                                  83,507            25,836
                                                                      ------------     -------------
          Total current liabilities                                       323,374           185,125

Long-Term Debt, net of current maturities                               1,286,876           252,763

Long-Term Insurance Reserves                                               43,680            27,555

Deferred Income Taxes and Other Noncurrent Liabilities                     71,842            33,641

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01; 5,000,000 and 4,650,000
      shares authorized; none issued                                            -                 -
   Series A - Junior participating preferred stock, par
     value $0.01; none and 350,000 shares authorized and
     reserved; none issued                                                      -                 -
   Common stock, par value $0.01; 75,000,000 shares
      authorized; 41,075,718 and 60,803,760 shares issued                     411               608
   Capital surplus                                                        501,608           226,972
   Retained earnings (deficit)                                           (440,058)          164,650
   Unrealized gain on securities available-for-sale                           632               244
   Treasury stock at cost - none and 2,004,444 shares                           -           (17,191)
                                                                      ------------     -------------
          Total stockholders' equity                                       62,593           375,283
                                                                      ------------     -------------
                                                                       $1,788,365          $874,367
                                                                      ============     =============


  The accompanying notes are an integral part of these financial statements.

                  PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)

                                   Common Stock                    Retained   Unrealized     Treasury Stock
                                   ------------------    Capital   Earnings     Gain on   ---------------------
                                    Shares    Amount     Surplus   (Deficit)  Securities    Shares     Amount      Total
                                   --------  --------  ---------- ----------  ----------  ---------  ----------  ----------
Balance, September 30, 1997         60,804      $608    $226,972   $164,650      $244         2,004   ($17,191)   $375,283

Net (loss)                                                          (66,599)                                       (66,599)

Issuance of shares to Apollo
  Management, L.P. and affiliates   17,778       178     239,822                                                   240,000

Repurchase of shares in connection
  with the Recapitalization Merger                                                           54,461   (735,223)   (735,223)

Retirement of treasury stock       (55,082)     (551)   (202,060)  (538,109)                (55,082)   740,720           -

Issuance of shares and options
  in exchange for GranCare
  common stock and options          17,440       175     238,814                                                   238,989

Funding of options exercised or
   canceled under 1992 Employee
   Stock Option Plan, net of tax                          (3,886)                            (1,350)    11,410       7,524

Funding of employee benefit plans                             92                                (32)       275         367

Issuance of treasury stock in
  exchange for warrants                                       (9)                                (1)         9           -

Issuance of stock under
  various stock option plans,
  net of tax                           136         1       1,863                                                     1,864

Unrealized gain on
   securities available-for-sale                                                  388                                  388
                                   --------  --------  ---------- ----------  --------    ---------- ----------  ----------

Balance, December 31, 1997          41,076      $411    $501,608  ($440,058)     $632             -          -    $ 62,593
                                   ========  ========  ========== ==========  ========    ========== ==========  ==========

The accompanying notes are an integral part of these financial statements.

                  PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                      Three Months
                                                                   Ended December 31,
                                                               --------------------------
                                                                  1997           1996
                                                               -----------   ------------
Cash Flows From Operating Activities:
   Net income (loss)                                             ($66,599)       $10,325
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                            15,363          9,903
          Income taxes deferred                                      (370)          (392)
          Equity earnings/minority interest                           172             63
          Provision for bad debts                                   8,705          5,509
   Changes in noncash working capital:
          Receivables                                              (8,586)       (30,885)
          Supplies                                                 (4,708)           590
          Prepayments and other current assets                      2,510          2,207
          Accounts payable                                        (21,783)          (238)
          Accrued expenses and other current liabilities           39,556           (497)
   Changes in long-term insurance reserves                          6,091          4,556
   Other                                                            2,835           (199)
                                                               -----------   ------------
Net Cash Provided By (Used In) Operating Activities               (26,814)           942

Cash Flows Used In Investing Activities:
   Acquisitions and investments                                         -        (11,629)
   Purchases of property and equipment                             (6,993)       (11,298)
   Disposals of property, equipment and
          other assets                                              2,252            935
   Restricted investments                                         (10,454)        (3,552)
   Net collections on notes receivable                                593            282
   Deposits and other                                              (7,463)            23
                                                               -----------   ------------
Net Cash Used In Investing Activities                             (22,065)       (25,239)

Cash Flows From Financing Activities:
   Issuance of shares to Apollo Management, L.P.
          and affiliates                                          240,000              -
   Proceeds from Senior Credit Facility                           740,000              -
   Proceeds from Senior Subordinated Notes and
          Senior Subordinated Discount Notes                      448,871              -
   Repurchase of shares in connection
          with the Recapitalization Merger                       (735,223)             -
   Net draws under credit line                                          -         24,972
   Repayment of long-term debt                                   (563,337)          (830)
   Deferred financing fees                                        (31,678)             -
   Funding of options under 1992 employee stock
          purchase plan, employee benefit plans, and other          2,484             83
                                                               -----------   ------------
Net Cash Provided By Financing Activities                         101,117         24,225
Increase (Decrease) in Cash and Cash Equivalents                   52,238            (72)
Cash and Cash Equivalents, beginning of period                     14,355         21,394
                                                               -----------   ------------
Cash and Cash Equivalents, end of period                          $66,593        $21,322
                                                               ===========   ============


  The accompanying notes are an integral part of these financial statements.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

     Organization

     Paragon Health Network, Inc. ("Paragon" or the "Company"), formerly known as Living Centers of America, Inc. ("LCA"), was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Mergers"). See Notes 2 and
3. At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. The accompanying condensed consolidated financial statements include the accounts of Paragon and its subsidiaries and all significant intercompany accounts and transactions have been eliminated.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Note 2.  Recapitalization Merger

     During 1997 the Company entered into a Recapitalization Merger Agreement with Apollo Management, L.P. ("Apollo") and one of its affiliates which was completed effective November 1, 1997. In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 17.8 million shares (adjusted for the three-for-one stock split, see Note 7), of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

     Also effective November 1, 1997, Paragon sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, Paragon entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $150 million. See Note 6.

     Paragon used the $240 million invested by Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 7), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see below for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Mergers.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 3.  GranCare Merger

     Effective November 1, 1997, and subsequent to the Company's recapitalization, Paragon completed the merger acquisition of GranCare pursuant to the terms of the previously announced GranCare Merger Agreement. In the merger acquisition, approximately 17.4 million shares (adjusted for the three-for-one stock split, see Note 7) of Paragon common stock were exchanged for GranCare common stock and approximately 1.3 million options (adjusted for the three-for-one stock split, see Note 7) to purchase shares of Paragon common stock were exchanged for options to purchase GranCare common stock. The Company's total purchase price of the acquisition was approximately $250.6 million including legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of GranCare have been recorded at fair market value based on a preliminary purchase price allocation. The total purchase price has been allocated as follows (in thousands):

     Current assets............................................  $     260,313
     Property and equipment....................................        203,075
     Goodwill..................................................        263,690
     Restricted investments....................................         40,987
     Other long-term assets....................................         46,721
     Current liabilities.......................................  (     126,601)
     Long-term debt............................................  (     369,871)
     Other non-current liabilities.............................  (      67,755)
                                                                 --------------
     Total purchase price......................................  $     250,559
                                                                 ==============

     At December 31, 1997, no adjustment had been made to record GranCare's property and equipment at fair value, assign a purchase price to unfavorable operating leases for property and equipment, or to assign a value to identifiable intangible assets, if any. The Company is in the process of revaluing these items. Goodwill is amortized on a straight-line basis over 30 years. The Omega Note (see Note 6) assumed by Paragon in the GranCare Merger has been recorded at its fair value. The excess of fair value over the principal amount of the related mortgage notes, approximately $25 million, has been reflected in the accompanying balance sheets as other noncurrent liabilities. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $0.7 million for the three months ended December 31, 1997, was recorded as a reduction to interest expense.

Note 4.  Recapitalization, Indirect Merger and Transition Costs

     During the quarter ended December 31, 1997, the Company recognized a charge for recapitalization, indirect merger and transition costs in connection with the Mergers. The components of this charge were as follows (in thousands):

     Recapitalization and Indirect Merger Costs:
         Change of control and severance.......................  $   20,713
         Bridge financing fees ................................       8,139
         Legal and accounting..................................       6,047
         Investment banking....................................       4,616
         Other.................................................       4,962
                                                                ------------
                                                                     44,477
     Transition Costs:
         Retention and employee severance......................      13,443
         Integration costs.....................................       9,809
         Relocation and recruitment............................       5,958
         Other.................................................       7,000
                                                                ------------
                                                                     36,210
                                                                ------------
      Recapitalization, Indirect Merger and Transition Costs...  $   80,687
                                                                ============

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Of this total, approximately $38.6 million was paid in the three months ended December 31, 1997. The balance is expected to be paid during fiscal year 1998, primarily in the second and third quarters. Amounts unpaid at December 31, 1997 are reflected as other accrued expenses in the accompanying balance sheet. Also during the three months ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Mergers.

Note 5.  Pro Forma Financial Information

     The following unaudited pro forma financial information (in thousands, except per share data) presents the consolidated results of operations of LCA and GranCare as if the Mergers had occurred effective October 1, 1997 and 1996, respectively, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the Mergers, and related income tax effects. Such adjustments also exclude a $12.0 million charge, net of a $7.0 million income tax benefit, for termination fees paid by GranCare to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in conjunction with the GranCare Merger. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Mergers been consummated as of those dates, nor are they necessarily indicative of future operating results.

                                                                               Three Months Ended December 31,
                                                                                  1997                 1996
                                                                            -----------------    -----------------
      Net revenues................................................                 $  489,898           $  476,983
                                                                            =================    =================

      Net income (loss) before extraordinary item.................                 $  (60,235)          $    3,836
      Extraordinary item..........................................                    (11,275)                  --
                                                                            -----------------    -----------------
      Net income (loss)...........................................                 $  (71,510)          $    3,836
                                                                            =================    =================
      Earnings (loss) per share:
      Basic:
           Net income (loss) before extraordinary item............                 $    (1.47)          $     0.10
           Extraordinary item.....................................                      (0.28)                  --
                                                                            -----------------    -----------------
           Net income (loss)......................................                 $    (1.75)          $     0.10
                                                                            =================    =================
      Diluted:
           Net income (loss) before extraordinary item............                 $    (1.47)          $     0.09
           Extraordinary item.....................................                      (0.28)                  --
                                                                            -----------------    -----------------
           Net income (loss)......................................                 $    (1.75)          $     0.09
                                                                            =================    =================

Note 6.  Long-Term Debt

     A summary of total debt as of December 31, 1997 is as follows (in thousands):

      Senior Debt:
      ------------
        Senior Credit Facility:
            Revolving Credit Facility......................  $           --
            Term Loans.....................................         740,000
        Mortgage notes.....................................          93,413
        Obligations under capital leases...................           6,103
        Other notes payable................................           3,223
      Subordinated Debt:
      ------------------
        Senior Subordinated Notes due 2007.................         273,794
        Senior Subordinated Discount Notes due 2007........         175,111
                                                             ---------------
                                                                  1,291,644
      Less short-term notes payable and
        current maturities.................................   (       4,768)
                                                             ---------------
      Total long-term debt.................................     $ 1,286,876
                                                             ===============

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Senior Credit Facility. The Senior Credit Facility consists of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Senior Subordinated Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

     The Term Loans will be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80.0 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. With the exception of approximately $13.7 million letter of credit issuances, as of December 31, 1997, there were no amounts borrowed under the Revolving Credit Facility.

     Interest on outstanding borrowings accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through April 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans. The covenants contained in the Senior Credit Facility also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions.

     Subject in each case to certain exceptions, the following amounts are required to be applied, as mandatory prepayments, to prepay the Term Loans: (i) 75% of the net cash proceeds of the sale or issuance of equity by the Company;
(ii) 100% of the net cash proceeds of the incurrence of certain indebtedness;
(iii) 75% of the net cash proceeds of any sale or other disposition by the Company or any of its subsidiaries of any assets (excluding the sale of inventory and obsolete or worn-out property, and subject to a limited exception for reinvestment of such proceeds within 12 months); and (iv) 75% of excess cash flow for each fiscal year, which percentage will be reduced to 50% in the event the Company's leverage ratio as of the last day of such fiscal year is not greater than 4.50 to 1.00. Mandatory prepayments will be applied pro rata to the unmatured installments of the Tranche A Term Loans, the Tranche B Term Loans and the Tranche C Term Loans; provided, however, that as long as any Tranche A Term Loan remains outstanding, each holder of a Tranche B Term Loan or a Tranche C Term Loan will have the right to refuse any such mandatory prepayment otherwise allocable to it, in which case the amount so refused will be applied as an additional prepayment of the Tranche A Term Loans. The Company will also have the right to prepay the Senior Credit Facility, in whole or in part, at its option. Partial prepayments must be in minimum amounts of $1 million and in increments of $100,000 in excess thereof.

     Amounts applied as prepayments of the Revolving Credit Facility may be reborrowed; amounts prepaid under the Term Loans may not be reborrowed.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Senior Subordinated Notes. Also in connection with the Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually commencing May 1, 1998. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

     Other Significant Indebtedness. In connection with the GranCare Merger, the Company became a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT") and Omega Healthcare Investors, Inc. ("Omega"). HRPT is the holder of a mortgage loan to AMS Properties, Inc. ("AMS Properties"), a wholly-owned subsidiary of the Company, dated October 1, 1994, in the aggregate principal amount of $11.5 million (the "HRPT Loan"). The HRPT Loan is secured, in part, by mortgage and security agreements dated as of March 31, 1995 (collectively, the "HRPT Mortgage") in favor of HRPT and encumbering two nursing facilities in Wisconsin owned by AMS Properties.

     A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of December 31, 1997.

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by 58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.0% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment. Beginning October 1, 2002, quarterly amortizing installments of principal in the amount of $1.5 million will also become due and payable on the first day of each calendar quarter. The entire outstanding principal amount of the Omega Note is due and payable on August 13, 2007. The Omega Note may be prepaid without penalty during the first 100 days following August 14, 2002. Payment of the Omega Note after acceleration upon the occurrence of an event of default will result in a prepayment penalty in the nature of a "make whole" premium.

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

     The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10 million, which may be increased or decreased under certain circumstances but may not be less than $10 million. The Company must contribute additional equity to PHCMI, if and when necessary, to assure that such minimum tangible net worth test is met. PHCMI has satisfied this test in the past without the contribution of additional equity, and management believes that it will continue to do so in the future.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 7.  Stock Split

     On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split to stockholders of record as of December 15, 1997 that was paid on December 30, 1997. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital have been restated to reflect this split.

Note 8.  Earnings per Share

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the statement of income of all entities with complex capital structures. The Company adopted SFAS 128 in the three months ended December 31, 1997 and, accordingly, earnings per share for all prior periods presented have been restated to conform to the requirements of this new standard. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                 Three Months Ended December 31,
                                                                                     1997                1996
                                                                               -----------------    ----------------
      Numerator for Basic and Diluted Earnings Per Share:
           Net income (loss) before extraordinary item......................         $  (55,324)           $  10,325
           Extraordinary item...............................................            (11,275)                  --
                                                                               -----------------    ----------------
           Net income (loss)................................................         $  (66,599)           $  10,325
                                                                               =================    ================

      Denominator:
           Denominator for basic earnings per share-weighted
                   average shares...........................................             47,590              58,507
           Effect of dilutive securities - Stock options....................                 --                 450
                                                                               -----------------    ----------------
           Denominator for diluted earnings per share-adjusted
                   weighted-average shares and assumed conversions..........             47,590              58,957
                                                                               =================    ================

      Basic and Diluted Earnings Per Share:
           Net income (loss) before extraordinary item......................         $    (1.16)           $   0.18
           Extraordinary item...............................................              (0.24)                 --
                                                                               -----------------    ----------------
           Net income (loss) per common share...............................         $    (1.40)           $   0.18
                                                                               =================    ================

     The effect of dilutive securities for the three months ended December 31, 1997 has been excluded because the effect is antidilutive.

Note 9.  Income Taxes

     For the three months ended December 31, 1997, the provision for income taxes was affected by recapitalization, indirect merger, and transition expenses that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the three months ended December 31, 1997 was approximately 49.1% compared to 41.2% for the same period in 1996. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

     Deferred income taxes reflected in current assets in the accompanying balance sheets have increased from $24.3 million at September 30, 1997 to $85.0 million at December 31, 1997. This increase is primarily attributable to deferred taxes recorded in the GranCare Merger.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 10. Commitments and Contingencies

     In October 1996 the Company entered into a leasing program, initially totaling $70.0 million and subsequently increased to $100.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At December 31, 1997, approximately $37.4 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

     As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually or in the aggregate, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations.

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

     The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff is continuing to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect on the Company. Moreover, in connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company common stock held by him.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Effective November 1, 1997 the Company completed two merger transactions. First, pursuant to an agreement and plan of merger among Apollo Management, L.P. ("Apollo Management," and together with certain of its affiliates, "Apollo"), Apollo LCA Acquisition Corp. (a corporation owned by certain Apollo affiliates and other investors, "Apollo Sub") and Living Centers of America, Inc. ("LCA"), Apollo Sub was capitalized with $240 million in cash and was merged with and into LCA (the "Recapitalization Merger"). In the Recapitalization Merger, LCA was the surviving corporation and was renamed Paragon Health Network, Inc. ("Paragon" or the "Company"). Second, pursuant to an agreement and plan of merger among LCA, GranCare, Inc. ("GranCare"), Apollo Management and LCA Acquisition Sub, Inc., a wholly-owned subsidiary of Paragon ("LCA Sub"), GranCare merged with LCA Sub with GranCare surviving as a wholly-owned subsidiary of Paragon (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Mergers"). The GranCare Merger was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations have been included in the Company's consolidated financial statements since the date of acquisition.

     The Company provides a diverse range of services in the health care continuum including: (i) post-acute care; (ii) pharmacy, therapy, subacute and other specialty medical services; and (iii) contract management of specialty medical programs for acute care hospitals. Post-acute care refers to any care that a patient receives after discharge from an acute care hospital setting, including subacute, long-term and specialty medical care. Subacute care refers to complex medical care and intensive nursing care provided to patients with high acuity disorders. Long-term care refers to care, typically conducted over an extended period of time, at a skilled nursing or assisted living facility as well as care rendered in a patient's home, regardless of whether such care is rendered following discharge from an acute care hospital. Specialty medical services refer to any service provided by the Company other than routine skilled nursing care.

Results of Operations

     Nursing home revenues are derived from two basic sources: routine services ($224.8 million or 73.2% in the first quarter of fiscal 1998) and ancillary services ($82.5 million or 26.8% in the first quarter of fiscal 1998) and are a function of occupancy rates in the long-term care facilities and the payor mix. Weighted average occupancy, as identified in the following table, increased by 0.7% which included a 0.3% improvement as a result of the GranCare Merger.


                                                          Three Months
                                                        Ended December 31,
                                                        ------------------

                                                          1997     1996
                                                          ----     ----
        Weighted average licensed bed count             32,503   23,322

        Weighted average number of residents            27,347   19,442

        Weighted average occupancy                       84.1%    83.4%

     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs. Additional sources of private pay include managed care companies, commercial insurers, health maintenance organizations, and Veteran's Administration contractual payments.

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


                                               Three Months
                                            Ended December 31,
                                            ------------------

                                              1997       1996
                                              ----       ----
                  Private  pay               27.8%      34.1%

                  Medicare                   32.7%      24.3%

                  Medicaid                   39.5%      41.6%


     The percentage of revenue derived from private pay sources declined in the three months ended December 31, 1997 primarily as a result of the GranCare Merger. GranCare has historically had a lower percentage of private pay revenue than LCA. Excluding GranCare, the percentage of revenues derived from private pay and Medicare sources increased to 59.1% for the three months ended December 31, 1997 from 58.4% for the three months ended December 31, 1996, which was primarily attributable to the growth in the Company's non-nursing home operations and an increase in Medicare residents. The revenues from the non-nursing home operations, which are primarily generated from private pay and Medicare sources, result in a reduction of the percentage of net revenues derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents. For cost reporting periods beginning on or after July 1, 1998, the Medicare program will change its method of payment to a flat per diem rate. See Capital Resources and Liquidity-Changes in Healthcare Legislation.

     First Quarter of Fiscal 1998 Compared to First Quarter of Fiscal 1997. Net revenues comprising nursing home and non-nursing home operations totaled $421.6 million for the quarter ended December 31, 1997 an increase of $141.4 million or
50.5 %, as compared to the same period for fiscal 1997. Nursing home operations contributed $123.3 million of the increase, which included the acquisition of GranCare effective November 1, 1997 of $115.8 million, and at the former LCA facilities, rate increases of $7.1 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $3.9 million., and a $1.2 million reduction due to a lower average number of residents. Non-nursing home operations contributed $18.1 million of the increase, consisting of an increase of $5.0 million for pharmacy services, a decrease of $6.8 million for therapy services, and an increase of $19.9 million from home health, hospital services, and other. Home health, hospital services and other revenue increased by $15.2 million as a result of the GranCare acquisition and $4.6 million from the purchase of two home health agencies during fiscal year 1997.

     Pre-tax recapitalization, indirect merger and transition costs related to the Mergers totaled $80.7 million for the quarter ended December 31, 1997. Recapitalization and indirect merger costs included change of control and severance payments totaling $20.7 million, bridge financing fees of $8.1 million, legal, accounting, and investment banking fees of $10.7 million and other recapitalization related costs of $5.0 million. Transition costs included retention and employee severance of $13.4 million, integration and related costs of $9.8 million and relocation, recruitment, and other transition related costs of $13.0 million.

     Costs and expenses excluding recapitalization, indirect merger, and transition costs totaled $394.4 million for the quarter ended December 31, 1997, an increase of $135.9 million or 52.6%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $123.8 million to the increase in costs. Excluding GranCare, payroll, ancillary, and general and administrative costs increased $0.9, $2.9, and $2.4 million, respectively. The increase in ancillary services is primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Excluding GranCare, bad debt expense increased $2.5 million primarily due to average days outstanding for accounts receivable at therapy operations remaining at a high level.

     Interest expense totaled $21.6 million for the quarter ended December 31, 1997, an increase of $16.5 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Mergers.

     For the three months ended December 31, 1997, the provision for income taxes was affected by recapitalization, indirect merger, and transition expenses that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the three months ended December 31, 1997 was approximately 49.1% compared to 41.2% for the same period in 1996. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

     The Company recognized an extraordinary loss of $11.3 million (net of a $6.0 million income tax benefit) associated with prepayment penalties on the early extinguishment of debt and the write-off of certain deferred financing fees.

Seasonality

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, the number of work days in the period, and seasonal census cycles.

Capital Resources and Liquidity

     Cash and cash equivalents were $66.6 million at December 31, 1997, and working capital was $275.9 million, an increase of $173.8 million during the first quarter of fiscal 1998 which included an increase of $133.7 million as a result of the GranCare Merger. Cash used in operations was $26.8 million which included approximately $38.6 million in payments for recapitalization, indirect merger, and transition costs. Excluding accrued expenses acquired in the GranCare Merger, accrued expenses and other current liabilities increased by $39.6 million primarily as a result of the remaining accrual for recapitalization, indirect merger and transition costs which totaled $42.1 million at December 31, 1997, an increase in accrued interest of $12.0 million, and a reduction in income taxes payable of $7.7 million. The remaining recapitalization, indirect merger, and transition costs are expected to be paid during fiscal year 1998, primarily during the second and third quarters. Excluding accounts payable acquired in the GranCare Merger, accounts payable decreased by $21.8 million primarily as a result of the $19.0 million termination fees paid to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

     Excluding the accounts receivable acquired in the GranCare Merger, accounts receivable increased by $8.6 million for the three months ended December 31, 1997. Management is continuing to monitor trends in the Company's accounts receivable and is reviewing the Company's collection procedures, including the timing of filing claims for reimbursement. The Company receives payment for nursing facility services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided. The Federal Medicare program, currently a cost-based reimbursement program (See Capital Resources and Liquidity-Changes in Healthcare Legislation), pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after each facility's Medicare year end. Specialty medical services generally increase the amount of payments received on a delayed basis. The Company is also moving to a single operating platform for the post-acute care division accounts receivable. At December 31, 1997, approximately 50% of the former GranCare facilities had been converted to LCA's field-based accounts receivable system.

     Cash used in investing activities was $22.1 million in the first quarter of fiscal 1998, as compared to $25.2 million in the first quarter of fiscal 1997. Restricted investments increased by $10.5 million as a result of normal quarterly funding to the Company's insurance company subsidiaries which was in excess of actual disbursements for claim payments. Deposits and other primarily included a deposit to HRPT of $15 million (see Capital Resources and Liquidity-Other Significant Indebtedness) reduced by the cash received in the GranCare Merger. Other investing activities for the three months ended December 31, 1997 included $7.0 million for routine capital expenditures. Capital expenditures are expected to be funded by cash from operations or the Revolving Credit Facility.

     Financing activities provided $101.1 million during the first fiscal quarter of 1998. Cash provided by financing activities included $240.0 million from the issuance of 17.8 million shares of stock to Apollo and certain other investors, $740.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the Senior Subordinated Notes and Senior Subordinated Discount Notes. Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $31.7 million to pay financing fees associated with the Senior Credit Facility and Senior Subordinated Notes.

     Senior Credit Facility. The Senior Credit Facility consists of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Senior Subordinated Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

     The Term Loans will be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. With the exception of approximately $13.7 million of letter of credit issuances, as of December 31, 1997, there were no amounts borrowed under the Revolving Credit Facility.

     Interest on outstanding borrowings accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through April 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans. The covenants contained in the Senior Credit Facility also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions.

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

     Senior Subordinated Notes. Also in connection with the Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually commencing May 1, 1998. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

     Other Significant Indebtedness. In connection with the Mergers, the Company became a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT") and Omega Healthcare Investors, Inc. ("Omega"). HRPT is the holder of a mortgage loan to AMS Properties, Inc. ("AMS Properties"), a wholly- owned subsidiary of the Company, dated October 1, 1994, in the aggregate principal amount of $11.5 million (the "HRPT Loan"). The HRPT Loan is secured, in part, by mortgage and security agreements dated as of March 31, 1995 (collectively, the "HRPT Mortgage") in favor of HRPT and encumbering two nursing facilities in Wisconsin owned by AMS Properties.

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

     In consideration of the HRPT/GranCare Restructuring, the Company paid HRPT a one time restructuring payment of $10 million. The overall impact of the HRPT/GranCare Restructuring is not expected to have any material effect on the Company's operations or cash flows. The Company also paid an aggregate amount of $19.0 million to Vitalink Pharmacy Services, Inc. ("Vitalink") and Manor Care, Inc. ("Manor Care") in connection with the settlement of certain litigation initiated by Vitalink and Manor Care seeking to enjoin the consummation of the GranCare Merger.

     A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1997 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of December 31, 1997.

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by 58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.0% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment. Beginning October 1, 2002, quarterly amortizing installments of principal in the amount of $1.5 million will also become due and payable on the first day of each calendar quarter. The entire outstanding principal amount of the Omega Note is due and payable on August 13, 2007. The Omega Note may be prepaid without penalty during the first 100 days following August 14, 2002. Payment of the Omega Note after acceleration upon the occurrence of an event of default will result in a prepayment penalty in the nature of a "make whole" premium.

     In addition to the interest on the Omega Note described in the preceding paragraph, and as a condition to obtaining Omega's consent to the transaction between Vitalink and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Note for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by PHCMI: (i) the sum of $1.0 million, plus; (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

     As substitute collateral for certain divested PHCMI facilities, and as consideration for granting its consent to such divestiture, Omega required GranCare to cause a letter of credit in favor of Omega to be issued in the amount of $9.0 million (the "Omega Letter of Credit"). The Omega Letter of Credit can be drawn upon following the occurrence of: (i) any event of default under the Omega Note documents; (ii) if the Omega Letter of Credit is not renewed or extended at least 30 days prior to its scheduled expiration date (currently March 31, 1998); or (iii) if certain representations, warranties or covenants of PHCMI under the Omega Note documents are breached and such breaches are not cured within the prescribed time after notice. Following the Mergers, the Company caused the Omega Letter of Credit to be replaced with a new standby letter of credit issued under the Senior Credit Facility.

     The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10 million, which may be increased or decreased under certain circumstances but may not be less than $10 million. The Company must contribute additional equity to PHCMI, if and when necessary, to assure that such minimum tangible net worth test is met. PHCMI has satisfied this test in the past without the contribution of additional equity, and management believes that it will continue to do so in the future.

     Changes in Healthcare Legislation. The Balanced Budget Act enacted in August 1997 (the "Balanced Budget Act"), contains numerous changes to the Medicare and Medicaid programs with the intent of reducing payments under these programs by $115 billion and $13 billion, respectively, over the next five years. While part of the reduction will be achieved through slowing the annual growth rate of Medicare payments, a large portion of the reductions will also come from changes to the Medicare and Medicaid programs.

     The Balanced Budget Act amended the Medicare program by revising the payment system. Currently, nursing homes are reimbursed under the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act requires the establishment of a prospective payment system ("PPS") for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes will receive a per diem rate for each of their patients which, during the first three years, will be based on a blend of facility specific costs and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate will be ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries.

     The Balanced Budget Act also requires the establishment of an interim payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The interim system established per visit limits and per beneficiary annual limits. A permanent prospective payment system for home health services will be established by October 1, 1999. The PPS rates for patients in the Company's nursing homes have not yet been set.

     The Company is not able to predict at this time what effect the PPS system will have on its nursing home, home health, pharmacy, rehabilitation and hospital services businesses. The Company is evaluating the new regulations and believes that while PPS may initially result in more intense price competition and lower margins among ancillary service providers (including the Company's pharmacy, therapy, and hospital services subsidiaries), opportunities will be available to efficiently operated low cost providers who can achieve economies of scale.

     The Balanced Budget Act also repealed the Boren Amendment, which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement programs, or, if adopted and implemented, what effect such initiatives would have on the Company.

         On January 30, 1998, the Health Care Financing Administration issued its new salary equivalency guidelines which change Medicare reimbursement rates for therapy services. Under salary equivalency, the Company is reimbursed for therapy services based on the time spent on the premises times a fixed rate, depending on the service provided. While the new rates for physical therapy represent an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represent decreases from what the Company was previously able to bill. The salary equivalency guidelines will remain in effect until the facility at which such services are provided, including the Company's facilities and other facilities serviced by the Company's therapy subsidiaries, start billing under PPS. The Company believes that while salary equivalency will have a slight adverse effect on its therapy revenue, the Company does not believe that salary equivalency will have a material adverse effect on the Company's consolidated revenues.

     Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The Company's estimated principal payments, cash interest payments, and rent obligations for fiscal year 1998 are approximately $187 million.

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

     In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At December 31, 1997 approximately $37.4 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

     The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

     The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, together with amounts available under the Senior Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Revolving Credit Facility will provide the Company with revolving loans in an aggregate principal amount at any time not to exceed $150 million, of which $136.3 million is expected to be available after considering $13.7 million in outstanding letters of credit. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

               The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff is continuing to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect on the Company. Moreover, in connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company common stock held by him.

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

Item 4.  Submission of Matters to a Vote of Security Holders

               A special meeting of stockholders of the Company was held on October 28, 1997 in Houston, Texas. At that time the following matters were voted on (the votes cast for, against, and withheld for each matter are summarized below):


                                                                 Votes           Votes             Votes
                                                                  For           Against           Withheld
                                                              ----------      -----------        ----------
         Approval and adoption of an Agreement and            14,757,964        11,795             10,954
         Plan of Merger among Apollo Management, L.P.,
         Apollo LCA Acquisition Corp. and Living
         Centers of America, Inc. ("Living Centers")
         dated as of May 7, 1997, as amended and
         restated as of September 17,1997.

         Approval of the issuance of shares of Paragon        14,756,336        11,894             12,483
         Common Stock to the stockholders of GranCare,
         Inc. pursuant to the Agreement and Plan of Merger
         among Living Centers, GranCare, Inc. and Apollo
         Management, L.P. dated as of May 7, 1997, as
         amended and restated as of September 17, 1997.


         Approval  of  certain  amendments  to the            10,913,927       273,655             13,649
         Restated Certificate of Incorporation of Living
         Centers, (excluding shares held by related
         parties as required by Living Center's
         Certificate of Incorporation).

Item 5.  Other Information

               On January 8, 1998, Paragon Rehabilitation, Inc. ("PRI") filed a complaint alleging that the Company's use of the name "Paragon" has caused and is likely to cause confusion as to the affiliation of the Company and PRI and that, therefore, the Company's use of "Paragon" violates PRI's trade name and service mark. The Company is considering its alternatives with respect to this litigation, including changing its name.

Item 6.     Exhibits and Reports on Form 8-K

     (a) Exhibit Index

         Exhibit                                                         Page

         Number                                                         Number
         ------                                                         ------

         10.1  Employment Agreement between Paragon Health Network,
                Inc. and Ann E. Weiser                                    27

         27    Financial Data Schedule                                    44

     (b) Reports on Form 8-K

              On November 4, 1997 the Company filed Form 8-K announcing the effectiveness of the merger of Apollo Acquisition Sub, Inc. with and into Living Centers of America, Inc. and merger of GranCare, Inc. with and into a wholly-owned subsidiary of Paragon Health Network, Inc.

              On January 20, 1998 the Company filed Form 8-K/A updating the Pro Forma Condensed Consolidated Financial Statements incorporated by reference into Form 8-K filed November 4, 1997 to the Registrant's fiscal year ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 1998

                                     PARAGON HEALTH NETWORK, INC.
                                     (Registrant)

                                     By: /s/ Charles B. Carden
                                        ----------------------------
                                        Charles B. Carden
                                        Executive Vice President and
                                        Chief Financial Officer

                                     By: /s/ Ronald W. Fleming
                                        ----------------------------
                                        Ronald W. Fleming
                                        Vice President, Controller,
                                        and Chief Accounting Officer