Form 10-Q
period 1998-03-31
PARAGON HEALTH NETWORK INC
filed 1998-05-15
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1998

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



Yes      X       No
    -----------     -----------



 There were 41,442,068 shares outstanding of the issuer's only class of common stock as of April 30, 1998.

                         PARAGON HEALTH NETWORK, INC.
                               AND SUBSIDIARIES



                                   FORM 10-Q
                               TABLE OF CONTENTS
                                MARCH 31, 1998



                                                                           PAGE
                                                                           ----


PART I - FINANCIAL INFORMATION

     Item 1.       Condensed Consolidated Financial Statements and Notes     3

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      17


PART II - OTHER  INFORMATION

     Item 1.       Legal Proceedings                                        27

     Item 2.       Changes in Securities and Use of Proceeds                29

     Item 3.       Not applicable

     Item 4.       Submission of Matters to a Vote of Security Holders      30

     Item 5.       Other Information                                        30

     Item 6.       Exhibits and Reports on Form 8-K                         31


SIGNATURE PAGE                                                              32

PART 1  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                  Three Months                    Six Months
                                                                 Ended March 31,                 Ended March 31,
                                                            ------------------------        ------------------------
                                                              1998            1997            1998            1997
                                                            --------        --------        --------        --------
Net Revenues
   Nursing home revenue:
     Net patient services                                   $362,670        $185,323        $668,379        $368,007
     Other                                                     3,579           1,363           5,162           2,700
   Non-nursing home revenue:
     Pharmacy services                                        55,263          48,656         106,849          95,259
     Therapy services                                         39,371          45,899          80,259          93,569
     Home health, hospital services, and other                26,278           4,077          48,118           5,985
                                                            --------        --------        --------        --------
                                                             487,161         285,318         908,767         565,520
Costs and Expenses:
   Salaries and wages                                        178,655         108,962         338,676         220,397
   Employee benefits                                          43,793          25,974          79,427          50,250
   Nursing, dietary and other supplies                        23,861          13,314          44,039          26,793
   Ancillary services                                        107,867          56,715         201,650         110,930
   General and administrative                                 74,101          39,880         134,859          79,583
   Depreciation and amortization                              17,963          10,163          33,326          20,066
   Provision for bad debts                                     4,694           4,466          13,399           9,975
   Recapitalization, indirect merger and transition costs        -               -            80,687             -
                                                            --------        --------        --------        --------
                                                             450,934         259,474         926,063         517,994
                                                            --------        --------        --------        --------

          Income (loss) from operations                       36,227          25,844         (17,296)         47,526

Other Income and Expense:
   Interest expense                                           30,422           5,501          52,034          10,625
   Interest and dividend income                               (2,460)         (1,119)         (4,744)         (2,189)
                                                            --------        --------        --------        --------
                                                              27,962           4,382          47,290           8,436
                                                            --------        --------        --------        --------
          Income (loss) before income taxes,
             equity earnings/minority interest,
             and extraordinary loss                            8,265          21,462         (64,586)         39,090

Provision (Benefit) for Income Taxes                           3,748           9,129         (13,951)         16,369
                                                            --------        --------        --------        --------

          Income (loss) before equity earnings/
             minority interest and extraordinary loss          4,517          12,333         (50,635)         22,721

Equity Earnings/Minority Interest                               (127)           (119)           (299)           (182)
                                                            --------        --------        --------        --------

          Income (loss) before extraordinary loss              4,390          12,214         (50,934)         22,539

Extraordinary Loss on Early Extinguishment
  of Debt, net of $6,034 Income Tax Benefit                      -               -           (11,275)            -
                                                            --------        --------        --------        --------

Net Income (Loss)                                             $4,390         $12,214        ($62,209)        $22,539
                                                            ========        ========        ========        ========

Earnings (Loss) Per Share:
   Basic                                                       $0.11           $0.21          ($1.40)          $0.38
                                                            ========        ========        ========        ========

   Diluted                                                     $0.10           $0.21          ($1.40)          $0.38
                                                            ========        ========        ========        ========

Weighted Average Common
   Shares Outstanding:
   Basic                                                      41,208          58,616          44,434          58,561
                                                            ========        ========        ========        ========

   Diluted                                                    41,826          59,478          44,434          59,423
                                                            ========        ========        ========        ========

  The accompanying notes are an integral part of these financial statements.

      PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
      (dollars in thousands, except share amounts)

                                                                  March 31,   September 30,
                         ASSETS                                     1998         1997
                                                                 -----------  ------------
                                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                                    $   19,464       $ 14,355
   Receivables, less allowances of $71,984 and $33,138             427,910        211,989
   Supplies                                                         30,205         21,237
   Deferred income taxes                                            83,421         24,294
   Prepaid expenses and other current assets                        31,687         15,354
                                                                ----------       --------
          Total current assets                                     592,687        287,229

Property and Equipment:
   Land, buildings and improvements                                550,031        378,251
   Furniture, fixtures and equipment                               169,171        121,698
   Leased property under capital leases                             12,551         12,551
                                                                ----------       --------
                                                                   731,753        512,500
   Less accumulated depreciation                                   229,063        210,117
                                                                ----------       --------
                                                                   502,690        302,383

Goodwill, net                                                      468,508        196,120
Restricted Investments                                              96,241         51,976
Notes Receivable, net                                               31,482         11,200
Other Assets                                                        88,608         25,459
                                                                ----------       --------
                                                                $1,780,216       $874,367
                                                                ==========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current maturities of long-term debt       $   17,330       $ 43,196
   Accounts payable                                                128,814         46,872
   Accrued payroll and related expenses                             88,181         66,866
   Accrued interest                                                 30,282          2,355
   Other accrued expenses                                           53,190         25,836
                                                                ----------       --------
          Total current liabilities                                317,797        185,125

Long-Term Debt, net of current maturities                        1,278,488        252,763

Long-Term Insurance Reserves                                        42,583         27,555

Deferred Income Taxes and Other Noncurrent Liabilities              70,170         33,641

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01; 5,000,000 and 4,650,000
      shares authorized; none issued                                    -              -
   Series A - Junior participating preferred stock, par
     value $0.01; none and 350,000 shares authorized and
     reserved; none issued                                              -              -
   Common stock, par value $0.01; 75,000,000 shares
      authorized; 41,389,954 and 60,803,760 shares issued              414            608
   Capital surplus                                                 505,085        226,972
   Retained earnings (deficit)                                    (435,668)       164,650
   Unrealized gain on securities available-for-sale                  1,347            244
   Treasury stock at cost - none and 2,004,444 shares                   -         (17,191)
                                                                ----------       --------
          Total stockholders' equity                                71,178        375,283
                                                                ----------       --------
                                                                $1,780,216       $874,367
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

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)

                                         Common Stock                 Retained    Unrealized      Treasury Stock
                                       ----------------    Capital    Earnings      Gain on    -------------------
                                        Shares   Amount    Surplus    (Deficit)   Securities    Shares     Amount      Total
                                       -------   ------   ---------   ---------   ----------   --------   --------   ---------
BALANCE, SEPTEMBER 30, 1997             60,804   $ 608    $ 226,972   $ 164,650    $  244         2,004  $ (17,191)  $ 375,283

Net (loss)                                                              (62,209)                                       (62,209)

Issuance of shares to Apollo
  Management, L.P. and affiliates       17,778     178      239,822                                                    240,000

Repurchase of shares in connection
  with the Recapitalization Merger                                                               54,461   (735,223)   (735,223)

Retirement of treasury stock           (55,082)   (551)    (202,060)   (538,109)                (55,082)   740,720           -

Issuance of shares and options
  in exchange for GranCare
  common stock and options              17,440     175      238,814                                                    238,989

Funding of options exercised or
   canceled under 1992 Employee
   Stock Option Plan, net of tax                             (3,886)                             (1,350)    11,410       7,524

Funding of employee benefit plans                                92                                 (32)       275         367

Issuance of treasury stock in
  exchange for warrants                                          (9)                                 (1)         9           -

Issuance of stock under
  various stock option plans,
  net of tax                               450       4        5,340                                                      5,344

Unrealized gain on
   securities available-for-sale                                                    1,103                                1,103
                                       -------   -----    ---------   ---------    ------        ------   --------   ---------
BALANCE, MARCH 31, 1998                 41,390   $ 414    $ 505,085   $(435,668)   $1,347             -          -   $  71,178
                                       =======   =====    =========   =========    ======        ======   ========   =========

  The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                      Six Months
                                                                    Ended March 31,
                                                               -------------------------
                                                                  1998           1997
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            ($62,209)       $22,539
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation and amortization                           33,326         20,066
          Provision for bad debts                                 13,399          9,975
          Interest accretion on Senior Subordinated
               Discount Notes                                      7,640              -
          Income taxes deferred                                    2,137           (603)
          Equity earnings/minority interest                          299            182
   Changes in noncash working capital:
          Receivables                                            (42,201)       (43,826)
          Supplies                                                (6,828)           122
          Prepayments and other current assets                    (8,268)         2,007
          Accounts payable                                       (28,676)        (9,799)
          Accrued expenses and other current liabilities          20,396        (12,497)
   Changes in long-term insurance reserves                         4,994          7,360
   Other                                                           1,898           (334)
                                                                 -------        -------
NET CASH USED IN OPERATING ACTIVITIES                            (64,093)        (4,808)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions and investments                                  (10,831)       (15,536)
   Purchases of property and equipment                           (21,934)       (21,181)
   Disposals of property, equipment and
          other assets                                             2,252          4,928
   Restricted investments                                         (2,175)       (19,251)
   Net collections on notes receivable                             1,529             96
   Deposits and other                                             (9,238)        (1,433)
                                                                 -------        -------
NET CASH USED IN INVESTING ACTIVITIES                            (40,397)       (52,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares to Apollo Management, L.P.
          and affiliates                                         240,000              -
   Proceeds from Senior Credit Facility                          740,000              -
   Proceeds from Senior Subordinated Notes and
          Senior Subordinated Discount Notes                     448,871              -
   Repurchase of shares in connection
          with the Recapitalization Merger                      (735,223)             -
   Proceeds from long-term debt                                        -            806
   Net draws under credit line                                     5,500         48,814
   Repayment of long-term debt                                  (564,468)        (3,560)
   Deferred financing fees                                       (30,178)             -
   Funding of options under 1992 employee stock
          purchase plan, employee benefit plans, and other         5,097             82
                                                                 -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        109,599         46,142
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   5,109        (11,043)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    14,355         21,394
                                                                 -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $19,464        $10,351
                                                                 =======        =======

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

  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

  Certain prior year amounts have been reclassified to conform with the 1998 presentation.


  Recent Accounting Pronouncements

  In June 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

  In June 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public business enterprises to report information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and is applicable to interim periods in the second year of application. Comparative information for earlier years is required to be restated in the initial year of application.

  In February 1998 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements. SFAS 132 is effective for fiscal years beginning after December 15, 1997.

  SFAS Nos. 130, 131, and 132 become effective in the Company's fiscal year ending September 30, 1999. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

                          PARAGON HEALTH NETWORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP"). This SOP provides guidance as to whether certain costs for internal-use software should be capitalized or expensed when incurred. This SOP is effective for fiscal years beginning after December 31, 1998, but earlier application is encouraged. The Company does not expect the adoption of this SOP to have a material impact on its financial statements.


NOTE 2.     RECAPITALIZATION MERGER

  During 1997 the Company entered into a Recapitalization Merger Agreement with Apollo Management, L.P. ("Apollo") and one of its affiliates which was completed effective November 1, 1997 (the "Recapitalization Merger"). In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 17.8 million shares (adjusted for the three-for-one stock split, see Note 7) of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

  On November 4, 1997, Paragon sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, Paragon entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $150 million. See Note 6.

  Paragon used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 7), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 3 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Mergers.


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

Current assets............................................      $260,313

Property and equipment....................................       203,075

Goodwill..................................................       263,690

Restricted investments....................................        40,987

Other long-term assets....................................        46,721

Current liabilities.......................................      (126,601)

Long-term debt............................................      (369,871)

Other non-current liabilities.............................       (67,755)
                                                                --------
  Total purchase price...................................       $250,559
                                                                ========

                         PARAGON HEALTH NETWORK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  At March 31, 1998, no adjustment had been made to record GranCare's property and equipment at fair value, assign a purchase price to unfavorable operating leases for property and equipment, nor to assign a value to identifiable intangible assets, if any. The Company is in the process of revaluing these items. Goodwill is amortized on a straight-line basis over 30 years. The Omega Note (see Note 6) assumed by Paragon in the GranCare Merger has been recorded at its fair value. The excess of fair value over the principal amount of the related mortgage notes, approximately $25 million, has been reflected in the accompanying balance sheet as other noncurrent liabilities. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $1.1 million and $1.8 million for the three and six months ended March 31, 1998, respectively, was recorded as a reduction to interest expense.


NOTE 4.     RECAPITALIZATION, INDIRECT MERGER AND TRANSITION COSTS

  During the quarter ended December 31, 1997, the Company recognized a charge for recapitalization, indirect merger and transition costs in connection with the Mergers. The components of this charge were as follows (in thousands):

Recapitalization and Indirect Merger Costs:
   Change of control and severance..........................         $20,713

   Bridge financing fees ...................................           8,139

   Legal and accounting.....................................           6,047

   Investment banking.......................................           4,616

   Other....................................................           4,962
                                                                     -------
                                                                      44,477

Transition Costs:
   Retention and employee severance.........................          13,443

   Integration costs........................................           9,809

   Relocation and recruitment...............................           5,958

   Other....................................................           7,000
                                                                     -------
Recapitalization, Indirect Merger and Transition Costs....            36,210
                                                                     -------
                                                                     $80,687
                                                                     =======

  Approximately $55.3 million of these costs were paid in the six months ended March 31, 1998. The balance is expected to be paid during the remainder of fiscal year 1998, primarily in the third quarter. Amounts unpaid at March 31, 1998 are reflected as other accrued expenses in the accompanying balance sheet. Also during the three months ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Mergers.

                         PARAGON HEALTH NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5.     PRO FORMA FINANCIAL INFORMATION

  The following unaudited pro forma financial information (in thousands, except per share data) presents the consolidated results of operations of LCA and GranCare as if the Mergers had occurred effective October 1, 1997 and 1996, respectively, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the Mergers, and related income tax effects. Such adjustments exclude a $12.0 million charge, net of a $7.0 million income tax benefit, for termination fees paid by GranCare to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in conjunction with the GranCare Merger. The results of operations for the three and six months ended March 31, 1997 include a $30.0 million charge, net of a $6.0 million income tax benefit, recorded by GranCare in February 1997 in connection with the spin-off of its institutional pharmacy business. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Mergers been consummated as of those dates, nor are they necessarily indicative of future operating results.

                                                                Three Months                        Six Months
                                                               Ended March 31,                    Ended March 31,
                                                           --------------------------        ------------------------
                                                             1998             1997              1998          1997
                                                           --------         --------         ---------      ---------
Net revenues.........................................      $487,161         $487,527          $977,059       $964,510
                                                           ========         ========          ========       ========
Net income (loss) before extraordinary item..........      $  4,390         $(21,941)         $(56,223)      $(18,105)
Extraordinary item...................................            --           (4,831)          (11,275)        (4,831)
                                                           --------         --------          --------       --------
Net income(loss).....................................      $  4,390         $(26,772)         $(67,498)      $(22,936)
                                                           ========         ========          ========       ========
Basic Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item........      $   0.11         $  (0.55)         $  (1.37)      $  (0.45)
  Extraordinary item.................................            --            (0.12)            (0.27)         (0.12)
                                                           --------         --------          --------       --------
 Net income (loss)...................................      $   0.11         $  (0.67)         $  (1.64)      $  (0.57)
                                                           ========         ========          ========       ========

Diluted Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item........      $   0.10         $  (0.55)         $  (1.37)      $  (0.45)
  Extraordinary item.................................            --         $  (0.12)            (0.27)         (0.12)
                                                           --------         --------          --------       --------
  Net income (loss)..................................      $   0.10         $  (0.67)         $  (1.64)      $  (0.57)
                                                           ========         ========          ========       ========

NOTE 6.     LONG-TERM DEBT

  A summary of total debt as of March 31, 1998 is as follows (in thousands):

Senior Debt:
------------
Senior Credit Facility:
      Revolving Credit Facility..................................        $    5,500
      Term Loans.................................................           740,000
  Mortgage notes.................................................            93,185
  Obligations under capital leases...............................             5,474
  Other notes payable............................................             2,704

Subordinated Debt:
------------------
  Senior Subordinated Notes due 2007.............................           273,825
  Senior Subordinated Discount Notes due 2007....................           175,130
                                                                         ----------
                                                                          1,295,818
Less short-term notes payable and current maturities...                     (17,330)
                                                                         ----------
Total long-term debt.............................................        $1,278,488
                                                                         ==========

                         PARAGON HEALTH NETWORK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  Senior Credit Facility. The Senior Credit Facility consists of four components: a 61/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 71/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 81/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 61/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Senior Subordinated Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness, and to pay costs and expenses associated with the Mergers.

  The Term Loans will be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80.0 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. As of March 31, 1998, there was $5.5 million borrowed under the Revolving Credit Facility in addition to approximately $13.7 million letter of credit issuances.

  Interest on outstanding borrowings accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through April 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans. The covenants contained in the Senior Credit Facility restrict, among other things, the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions.

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

                         PARAGON HEALTH NETWORK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  Senior Subordinated Notes. Also in connection with the Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually commencing May 1, 1998. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness, and to pay costs and expenses associated with the Mergers.

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

  A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of March 31, 1998.

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

  As substitute collateral for certain divested PHCMI facilities, and as consideration for granting its consent to such divestiture, Omega required GranCare to cause a letter of credit in favor of Omega to be issued in the amount of $9.0 million (the "Omega Letter of Credit"). The Omega Letter of Credit can be drawn upon following the occurrence of: (i) any event of default under the Omega Loan documents; (ii) if the Omega Letter of Credit is not renewed or extended at least 30 days prior to its scheduled expiration date (currently July 31, 1998); or (iii) if certain representations, warranties or covenants of PHCMI under the Omega Loan documents are breached and such breaches are not cured within the prescribed time after notice. Following the Mergers, the Company caused the Omega Letter of Credit to be replaced with a new standby letter of credit issued under the Senior Credit Facility.

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

                         PARAGON HEALTH NETWORK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 7.     STOCK SPLIT

  On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split in the form of a stock dividend to stockholders of record as of December 15, 1997 that was paid on December 30, 1997. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital have been restated to reflect this split.

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

                                                           Three Months                     Six Months
                                                          Ended March 31,                  Ended March 31,
                                                    ---------------------------      --------------------------
                                                        1998           1997             1998           1997
                                                    ------------   ------------      -----------   ------------

Numerator for Basic and Diluted Earnings Per Share:
  Net income (loss) before extraordinary item.....       $ 4,390       $12,214        $(50,934)         $22,539
  Extraordinary  item ............................            --            --         (11,275)              --
                                                         -------       -------        --------          -------
  Net income (loss)...............................       $ 4,390       $12,214        $(62,209)         $22,539
                                                         =======       =======        ========          =======
Denominator:
   Denominator for basic earnings per share-weighted
       average shares.............................        41,208        58,616          44,434           58,561
   Effect of dilutive securities -- Stock
       options....................................           618           862              --              862
                                                         -------       -------        --------          -------
Denominator for diluted earnings per share-adjusted
   weighted-average shares and assumed
   conversions....................................        41,826        59,478          44,434           59,423
                                                         =======       =======        ========          =======

Basic Earnings (Loss) Per Share:
   Net income (loss) before extraordinary item....       $  0.11       $  0.21        $  (1.15)         $  0.38
   Extraordinary item.............................            --            --           (0.25)              --
                                                         -------       -------        --------          -------
   Net income (loss) per common share.............       $  0.11       $  0.21        $  (1.40)         $  0.38
                                                         =======       =======        ========          =======

Diluted Earnings (Loss) Per Share:
   Net income (loss) before extraordinary item....       $  0.10       $  0.21        $  (1.15)         $  0.38
   Extraordinary item.............................            --            --           (0.25)              --
                                                         -------       -------        --------          -------
   Net income (loss) per common share.............       $  0.10       $  0.21        $  (1.40)         $  0.38
                                                         =======       =======        ========          =======

  The effect of dilutive securities for the six months ended March 31, 1998 has been excluded because the effect is antidilutive as a result of the net loss for the period.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 9.     INCOME TAXES


  For the three and six months ended March 31, 1998, the provision for income taxes was affected by recapitalization, indirect merger, and transition expenses that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the three and six months ended March 31, 1998 was approximately 45.3% and 47.2%, respectively, compared to 42.5% and 41.9%, respectively, for the same periods in fiscal 1997.

  Deferred income taxes reflected in current assets in the accompanying balance sheets have increased from $24.3 million at September 30, 1997 to $83.4 million at March 31, 1998. This increase is primarily attributable to deferred taxes recorded as a result of the GranCare Merger.


NOTE 10.  COMMITMENTS AND CONTINGENCIES


  In October 1996 the Company entered into a leasing program, initially totaling $70.0 million and subsequently increased to $100.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At March 31, 1998, approximately $40.4 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

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

  The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. In November 1997, counsel for the Company met with the AUSA and the parties engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. In December 1997, the Company advised the AUSA that absent the United States agreeing to protect the confidentiality of the residents' medical records, and to prevent unauthorized disclosure of the information requested to non-government personnel, the Company would not agree to a voluntary production. The Company has heard nothing further from the AUSA. The Company will vigorously contest the alleged claims if the complaint is pursued.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff is continuing to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. The plaintiff recently filed an amended complaint in response to a court order on defendants' motion to dismiss which gave plaintiff 20 days to file an amended complaint or have the original complaint dismissed. The defendants intend to file a motion to dismiss the amended complaint, which does not raise any new or different allegations.
No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect on the Company. In connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company's common stock.

  The Company was served with a Petition, Cause No. 97-1500-G, Community Healthcare Services of America, Inc., v. Rehability Health Services, Inc. and Living Centers of America, Inc., in the 319th Judicial District Court of Nueces County, Texas, seeking $5.0 million in damages, filed by Community Health Services, Inc. ("Community"), in connection with a home health agency management agreement entered into between Community and a subsidiary of the Company. Such subsidiary operated a Texas home health agency which Community managed. The Company is vigorously defending the allegations of Community that the Company breached the agreement by terminating Community's management services and has filed a lawsuit against Community for breach of the agreement, Cause No. 97-03569; Rehability Health Services, Inc. v. Community Healthcare Services, Inc., in the 353rd Judicial District Court of Travis County, Texas. The Nueces County action was transferred to Travis County and the two cases have been consolidated into Cause No. 97-03569. This matter is currently in the discovery phase.


  On June 10, 1997, a GranCare stockholder filed a civil action in state district court in Harris County, Texas: Howard Gunty, Inc. Profit Sharing Plan
v. Gene E. Burleson, Charles M. Blalack, Antoinette Hubenette, Joel S. Kanter, Ronald G. Kenny, Robert L. Parker, William G. Petty, Jr., Edward V. Regan, Gary
U. Rolle and GranCare, Inc., No. 97-30762. This complaint alleged, generally, that the defendants breached their fiduciary duties owed to GranCare's stockholders by failing to take all reasonable steps necessary to ensure that GranCare's stockholders receive maximum value for their shares of GranCare common stock in connection with the GranCare Merger. The plaintiffs sought (i) an injunction prohibiting the consummation of the GranCare Merger or (ii) alternatively, if the GranCare Merger were consummated, to have such transaction rescinded and set aside. In addition, the plaintiffs sought unspecified compensatory damages, costs and to have the action certified as a class action.

  On October 28, 1997, the parties to the aforementioned litigation entered into an Agreement and Stipulation of Settlement (the "Settlement Agreement") pursuant to which the plaintiffs agreed to dismiss, with prejudice, all claims against GranCare in consideration of, among other things, (i) certain additional disclosure included in the disclosure documents sent to GranCare stockholders in connection with their approval of the GranCare Merger and (ii) the payment by GranCare of the fees and expenses of plaintiffs' counsel in an aggregate amount of no more than $350,000. The effectiveness of the Settlement Agreement is subject to a number of conditions, including, among others, the entry by the court of a final judgment approving the terms of the settlement. GranCare entered into the Settlement Agreement based upon its belief that a speedy resolution of this dispute was in the best interest of the GranCare stockholders and in so doing did not in any way admit any wrongdoing or liability in connection with this matter. On April 6, 1998, the court preliminarily accepted the Settlement Agreement and ordered that notice of the Settlement Agreement be mailed to all class members. The court has set July 10, 1998 as the hearing date on which to finally approve the Settlement Agreement.

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al. v. GranCare, Inc., and AMS Properties, Inc., d/b/a Cedars Health Care Center, Inc. Case No. 96 CV 4449, asserting five claims for relief, including third-party beneficiary, tortious interference and negligence per se causes of action arising out of quality of care issues at a healthcare facility formerly owned by GranCare. On January 20, 1998, plaintiffs requested leave to amend their complaint by adding an additional class claim for fraud and three new named plaintiffs. The complaint was amended a second time on February 2, 1998 by adding an additional plaintiff. At the class certification hearing held on February 20, 1998, plaintiffs again amended their complaint to clarify that damages for all of the class claims would be limited to restitution and emotional distress. Pursuant to the Third Amended Complaint, the class claims were identified as third-party beneficiary of contract; breach of contract; tortious interference with contract; fraud; and negligence per se. In addition to the class claims, the named plaintiffs each asserted claims for promissory estoppel and violation of the Colorado Consumer Protection Act.

  On March 15, 1998, the court entered an order in which it certified a class action in the matter. The court certified three classes consisting of one primary class ("Class I") and two subclasses ("Class II" and "Class III"). Class I consists of all people who were residents of Cedars at any time from September 21, 1993 through February 20, 1998, and is asserting tortious interference, fraud and negligence per se claims. Class II is comprised of those members of Class I who were private pay residents and therefore were individually parties to a contract with Cedars and only asserts the breach of contract claim. Class III consists of those members of Class I who were either Medicaid or Medicare residents at Cedars and seeks to recover for breach of the Medicare or Medicaid provider agreements to which they assert they were third party beneficiaries.

  Although the Cedars plaintiffs agreed to limit the class damages to restitution and emotional distress, the court has only certified the Classes with respect to the issue of liability and the various Classes' rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. Therefore, the class action will proceed only for purposes of proving liability under the claims and any corresponding rights to restitution. Upon a finding of liability, if any, emotional distress damages for any Class member other than the Class representatives, will be determined in separate trials.

  At a status conference on May 7, 1998, the court set the matter for trial for six weeks commencing January 4, 1999. At the time of this conference, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. The Company intends to vigorously contest the remaining alleged claims and the certification of the various Classes.


NOTE 11.  SUBSEQUENT EVENTS


  As previously reported, the Company entered into a definitive merger agreement on April 13, 1998 with Mariner Health Group, Inc. ("Mariner"). Under the terms of the agreement, Mariner shareholders will receive one share of Paragon common stock for each Mariner share held. Each company has also been granted an option to acquire 19.9% of the other company's common stock under certain events. The merger is anticipated to close during the third calendar quarter of 1998.


  On May 1, 1998 the Company completed the acquisition of Professional Rehabilitation, Inc. and certain affiliated entities for $27.4 million in cash and $22.6 million in common stock of the Company (1,147,225 shares). South Carolina-based Professional Rehabilitation, Inc. provides contract physical, occupational, and speech therapy primarily to skilled nursing facilities in South Carolina, North Carolina, Georgia, Tennessee, and Alabama. The transaction will be recorded using the purchase method of accounting.

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


RESULTS OF OPERATIONS

  Nursing home revenues are derived from two basic sources: routine services ($259.1 million or 70.7% in the second quarter of fiscal 1998 and $483.9 million or 71.8% year-to-date in fiscal 1998) and ancillary services ($107.1 million or 29.3% in the second quarter of fiscal 1998 and $189.6 million or 28.2% year-to-date in fiscal 1998) and are a function of occupancy rates in the long-term care facilities and the payor mix. Weighted average occupancy, as identified in the following table, increased by 0.8% over the prior year period for both the three and six months ended March 31, 1998, which included a 0.3% improvement for both periods as a result of the GranCare Merger.

                                                       Three Months                  Six Months
                                                      Ended March 31,              Ended March 31,
                                               ---------------------------   ---------------------------
                                                    1998           1997           1998           1997
                                               ------------   ------------   ------------   ------------
Weighted average licensed bed count                37,526         23,098         34,987        23,211
Weighted average number of residents               31,343         19,093         29,323        19,270
Weighted average occupancy                           83.5%          82.7%          83.8%         83.0%



  Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs. Additional sources of private pay include managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments, and payments for services provided under contract management programs.

  Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. To the extent unfavorable changes in economic conditions reduce payments under governmental or third-party payor programs, the Company would be adversely affected. Revenues derived from the Company's non-nursing home groups are also influenced by payor mix. The table below presents the approximate percentage of the Company's net revenues derived from the various sources of payment for the periods indicated:

                                    Three Months                   Six Months
                                   Ended March 31,               Ended March 31,
                             ---------------------------   ---------------------------
                                  1998           1997           1998           1997
                             ------------   ------------   ------------   ------------
Private                          27.9%          33.4%          28.3%           33.7%
Medicare                         33.9%          26.2%          33.1%           25.3%
Medicaid                         38.2%          40.4%          38.6%           41.0%

  The percentage of net revenues derived from private pay sources declined in the three and six months ended March 31, 1998 primarily as a result of the GranCare Merger. GranCare has historically had a lower percentage of private pay revenue than LCA. Excluding GranCare, the percentage of net revenues derived from private pay and Medicare sources increased to 59.3% for the six months ended March 31, 1998 from 59.0% for the six months ended March 31, 1997, which was primarily attributable to the growth in the Company's non-nursing home operations and an increase in Medicare residents. The net revenues from the non-nursing home operations, which are primarily generated from private pay and Medicare sources, result in a reduction of the percentage of net revenues derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of net revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents. For cost reporting periods beginning on or after July 1, 1998, the Medicare program will change its method of payment to a fixed per diem rate. See Capital Resources and Liquidity-Changes in Healthcare Legislation.

  SECOND QUARTER OF FISCAL 1998 COMPARED TO SECOND QUARTER OF FISCAL 1997. Net revenues comprising nursing home and non-nursing home operations totaled $487.2 million for the quarter ended March 31, 1998, an increase of $201.9 million or
70.7 %, as compared to the same period for fiscal 1997. Nursing home operations contributed $179.6 million of the increase, which included the acquisition of GranCare effective November 1, 1997 of $173.2 million, and at the former LCA facilities, rate increases of $4.6 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $4.1 million, and a $1.6 million reduction due to divested facilities. Non-nursing home operations contributed $22.3 million of the increase, consisting of an increase of $6.6 million for pharmacy services, a decrease of $6.5 million for therapy services, and an increase of $22.2 million from home health, hospital services, and other. Home health, hospital services and other revenue increased by $21.7 million as a result of the GranCare acquisition.

  Costs and expenses totaled $450.9 million for the quarter ended March 31, 1998, an increase of $191.5 million or 73.8%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $185.5 million to the increase in costs. Excluding GranCare, ancillary costs increased by $4.6 million as a result of the increase in ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue. Excluding GranCare, bad debt expense decreased by $0.7 million primarily due to a $2.5 million reduction for therapy operations which was partially offset by bad debt expense in the prior year period being reduced by $1.1 million as a result of the collection of a note receivable that was substantially reserved. The reduction in bad debt expense at therapy operations over the prior year period was a result of a reduction in average days outstanding.

  Interest expense totaled $30.4 million for the quarter ended March 31, 1998, an increase of $24.9 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Mergers.

  The effective income tax rate for the three months ended March 31, 1998 was approximately 45.3% compared to 42.5% for the same period in 1997. The higher effective income tax rate reflected the amortization of non-deductible goodwill associated with the GranCare Merger and the lower pre-tax book income.

  FISCAL 1998 YEAR TO DATE COMPARED TO FISCAL 1997 YEAR TO DATE. Net revenues comprising nursing home and non-nursing home operations totaled $908.8 million for the six months ended March 31, 1998, an increase of $343.2 million or 60.7%, as compared to the same period for fiscal 1997. Nursing home operations contributed $302.8 million of the increase, which included the acquisition of GranCare effective November 1, 1997 of $288.9 million, and at the former LCA facilities, rate increases of $11.7 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $8.0 million, a $2.0 million reduction due to a lower average number of residents, and a $4.3 million reduction due to divested facilities. Non-nursing home operations contributed $40.4 million of the increase, consisting of an increase of $11.6 million for pharmacy services, a decrease of $13.3 million for therapy services, and an increase of $42.1 million from home health, hospital services, and other. Home health, hospital services and other revenue increased by $36.9 million as a result of the GranCare acquisition and $5.2 million from the purchase of two home health agencies during fiscal year 1997.

  Pre-tax recapitalization, indirect merger and transition costs related to the Mergers totaled $80.7 million for the six months ended March 31, 1998. Recapitalization and indirect merger costs included change of control and severance payments totaling $20.7 million, bridge financing fees of $8.1 million, legal, accounting, and investment banking fees of $10.7 million and other recapitalization related costs of $5.0 million. Transition costs included retention and employee severance of $13.4 million, integration and related costs of $9.8 million and relocation, recruitment, and other transition related costs of $13.0 million.

  Costs and expenses excluding recapitalization, indirect merger, and transition costs totaled $845.4 million for the six months ended March 31, 1998, an increase of $327.4 million or 63.2%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $309.3 million to the increase in costs. Excluding GranCare, ancillary and general and administrative costs increased $7.5 and $5.5 million, respectively. The increase in ancillary costs is the result of higher ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue. Excluding GranCare, bad debt expense increased by $1.8 million primarily due to bad debt expense in the prior year period being reduced by $1.1 million as a result of the collection of a note receivable that was substantially reserved.

  Interest expense totaled $52.0 million for the six months ended March 31, 1998, an increase of $41.4 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Mergers.

  For the six months ended March 31, 1998, the provision for income taxes was affected by recapitalization, indirect merger, and transition expenses that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the six months ended March 31, 1998 was approximately 47.2% compared to 41.9% for the same period in 1997. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

  For the six months ended March 31, 1998, the Company recognized an extraordinary loss of $11.3 million (net of a $6.0 million income tax benefit) associated with prepayment penalties on the early extinguishment of debt and the write-off of certain deferred financing fees.

SEASONALITY

  The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, the number of work days in the period, and seasonal census cycles.

IMPACT OF YEAR 2000 ISSUE

  The Company completed an assessment of issues related to the Year 2000 and determined that certain programs would need to be modified or replaced in order for its financial and human resource information systems to function properly with respect to dates in the year 2000 and after. The Company determined that it would replace these systems with new systems that have a total estimated cost of approximately $8.0 million, primarily for new hardware and software that will be capitalized. Through March 31, 1998, the Company has capitalized approximately $3.1 million related to these replacement systems. This project is expected to be fully implemented by June 1999 which is prior to any anticipated date-related impact on its operating systems. However, if such replacement systems are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

  In addition to its financial and human resource systems, the Company has developed an inventory of critical computer systems and is in the process of developing and implementing solutions for those systems that are found to have date-related problems. The Company does not expect the resolution of the Year 2000 Issue to have a material impact on the Company's business or financial condition. However, the Company could be adversely impacted by the Year 2000 Issue if its key suppliers and third parties, including governmental agencies and other third party payors, do not address the issue successfully.


CAPITAL RESOURCES AND LIQUIDITY

  Cash and cash equivalents were $19.5 million at March 31, 1998, and working capital was $274.5 million, an increase of $172.8 million during the six months ended March 31, 1998 which included an increase of $133.7 million as a result of the GranCare Merger. Cash used in operations was $64.1 million which included approximately $55.3 million in payments for recapitalization, indirect merger, and transition costs. Excluding the acquisition of accrued expenses in the GranCare Merger, accrued expenses and other current liabilities increased by $20.4 million primarily as a result of the remaining accrual for recapitalization, indirect merger and transition costs which totaled $25.4 million at March 31, 1998. The remaining recapitalization, indirect merger, and transition costs are expected to be paid during the remainder of fiscal year 1998, primarily during the third quarter. Excluding the acquisition of accounts payable in the GranCare Merger, accounts payable decreased by $28.7 million primarily as a result of the $19.0 million termination fees paid to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

  Excluding the acquisition of accounts receivable in the GranCare Merger, accounts receivable increased by $42.2 million for the six months ended March 31, 1998. The increase in receivables was primarily attributable to the timing of collections on Medicare cost reports and rate adjustments ($14.9 million), revenue increases ($15.6 million) and an increase in average days outstanding ($6.4 million). The increase in receivables related to the timing of collection on Medicare cost reports and rate adjustments is related to fiscal intermediary delays in responding to requests for interim rate increases and the Company continuing to file Medicare routine cost limit exception requests. Review by the fiscal intermediary, approval by the Health Care Financing Administration, and processing for payment by the intermediaries of a filed routine cost limit exception request generally takes 12 to 18 months. Management is continuing to monitor trends in the Company's accounts receivable and is reviewing the Company's collection procedures.

  The Company receives payment for nursing facility services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided. The Federal Medicare program, currently a cost-based reimbursement program (See Capital Resources and Liquidity-Changes in Healthcare Legislation), pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after each facility's Medicare year end. Additionally, the federal government recently announced that, in order to stay within Medicare's 1998 budget and performance requirements, it will reduce the frequency of payment of Medicare claims. Specialty medical services generally increase the amount of payments received on a delayed basis. The Company is also moving to a single operating platform for the post-acute care division accounts receivable. At March 31, 1998, approximately 52% of the former GranCare facilities had been converted to LCA's field-based accounts receivable system.

  Cash used in investing activities was $40.4 million in the six months ended March 31, 1998, as compared to $52.4 million for the same period in fiscal 1997. Investing activities for the six months ended March 31, 1998 included $3.4 million to purchase a previously leased facility and $7.4 million related to various pharmacy acquisitions. Deposits and other primarily included a deposit to HRPT of $15 million (see Capital Resources and Liquidity-Other Significant Indebtedness) reduced by the cash received in the GranCare Merger. Other investing activities for the six months ended March 31, 1998 included $21.9 million for routine capital expenditures. Capital expenditures are expected to be funded by cash from operations or the Revolving Credit Facility.

  Financing activities provided $109.6 million during the six months ended March 31, 1998. Cash provided by financing activities included $240.0 million from the issuance of 17.8 million shares of stock to Apollo and certain other investors, $740.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the Senior Subordinated Notes and Senior Subordinated Discount Notes. Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $30.2 million to pay financing fees associated with the Senior Credit Facility and Senior Subordinated Notes.

  Senior Credit Facility. The Senior Credit Facility consists of four components: a 61/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 71/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 81/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 61/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Senior Subordinated Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Mergers.

  The Term Loans will be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. As of March 31, 1998, there was $5.5 million borrowed under the Revolving Credit Facility in addition to approximately $13.7 million letter of credit issuances.

  Interest on outstanding borrowings accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through April 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans. The covenants contained in the Senior Credit Facility also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions. The Company is currently seeking, and expects to receive, a waiver of certain covenants in the Senior Credit Facility with respect to the announced merger between the Company and Mariner Health Group, Inc. (see "Merger").

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

  In connection with obtaining HRPT's consent to the Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare are in the process of restructuring their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Mergers and the transactions related thereto. In addition, Vitalink's guaranty of the HRPT Obligations was released and the HRPT Letter of Credit was terminated and replaced with an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in AMS and/or GCIHCC (individually, a "Tenant Entity" and collectively, the "Tenant Entities") which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these shares to meet any capital requirements. The terms of the leases between HRPT and the Tenant Entities were extended to January 31, 2013, constituting lease extensions ranging from 3 to 7 years and the aggregate base rental for all facilities leased from HRPT (excluding the Exchange Facilities (as defined below)) increased by $500,000 per year. AMS Properties will also prepay the $11.5 million HRPT Loan and HRPT will release the HRPT Mortgage upon completion of a like-kind exchange transaction whereby the Tenant Entities will exchange (the "Exchange Transaction") five nursing facilities (the two nursing facilities previously subject to the HRPT Mortgage and three nursing facilities currently owned by the Company (collectively the "Exchange Facilities")) for four nursing facilities owned by HRPT. The Company anticipates that the Exchange Transaction will be completed by June 1998. Following completion of the Exchange Transaction, the Tenant Entities will lease back the Exchange Facilities for an aggregate annual rent amount equal to the aggregate rent on the four HRPT facilities.

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

  A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1997 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of March 31, 1998.

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

  As substitute collateral for certain divested PHCMI facilities, and as consideration for granting its consent to such divestiture, Omega required GranCare to cause a letter of credit in favor of Omega to be issued in the amount of $9.0 million (the "Omega Letter of Credit"). The Omega Letter of Credit can be drawn upon following the occurrence of: (i) any event of default under the Omega Note documents; (ii) if the Omega Letter of Credit is not renewed or extended at least 30 days prior to its scheduled expiration date (currently July 31, 1998); or (iii) if certain representations, warranties or covenants of PHCMI under the Omega Note documents are breached and such breaches are not cured within the prescribed time after notice. Following the Mergers, the Company caused the Omega Letter of Credit to be replaced with a new standby letter of credit issued under the Senior Credit Facility.

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

  Changes in Healthcare Legislation. The Balanced Budget Act enacted in August 1997 (the "Balanced Budget Act"), contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115 billion and $13 billion, respectively, over the next five
years.   Approximately 50% of the savings will be achieved through a reduction in the growth of payments to providers and physicians.

  The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Currently, nursing homes are reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act requires the establishment of a prospective payment system ("PPS") for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes will receive a fixed per diem rate for each of their patients which, during the first three years, will be based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate will be ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries.

  The Balanced Budget Act also requires the establishment of an interim payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The interim payment system continues per visit limits and establishes new per beneficiary annual cost limits. A permanent prospective payment system for home health services will be established by October 1, 1999.

  On May 5, 1998, the Health Care Financing Administration released the nursing home PPS rates that will be in effect from July 1, 1998 through September 30, 1999. The Company is not able to predict at this time what effect the PPS system will have on its nursing home, home health, pharmacy, rehabilitation and hospital services businesses. The Company is evaluating the new regulations and believes that while PPS may initially result in more intense price competition and lower margins among ancillary service providers (including the Company's pharmacy, therapy, and hospital services subsidiaries), PPS will also provide opportunities to efficiently operated low cost providers who can achieve economies of scale.

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

  On January 30, 1998, the Health Care Financing Administration issued its new salary equivalency guidelines which change Medicare reimbursement rates for contracted therapy services. Under salary equivalency, the Company is reimbursed for contracted therapy services based on the time spent on the premises by the contract therapist times a fixed rate, depending on the service provided. While the new rates for physical therapy represent an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represent decreases from what the Company previously received. The salary equivalency guidelines will remain in effect until the facility at which such services are provided, including the Company's facilities and other facilities serviced by the Company's therapy subsidiaries, start billing under PPS. The Company believes that while salary equivalency will have a slight adverse effect on its therapy revenue, the Company does not believe that salary equivalency will have a material adverse effect on the Company's consolidated revenues.

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

  In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At March 31, 1998 approximately $40.4 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

  The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

  The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, together with amounts available under the Senior Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Revolving Credit Facility will provide the Company with revolving loans in an aggregate principal amount at any time not to exceed $150 million, of which $130.8 million was available after considering $13.7 million in outstanding letters of credit and the $5.5 million borrowed at March 31, 1998. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MERGER


  As previously reported, the Company entered into a definitive merger agreement on April 13, 1998 with Mariner Health Group, Inc. ("Mariner"). Under the terms of the agreement, Mariner shareholders will receive one share of Paragon common stock for each Mariner share held. Each company has also been granted an option to acquire 19.9% of the other company's common stock under certain events. The merger is anticipated to close during the third calendar quarter of 1998.

CAUTIONARY STATEMENTS

  Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, "Management's Discussion and Analysis of Financial Condition and Results of Operation Capital Resources and Liquidity" contains information concerning the ability of the Company to service its debt obligations and other financial commitments as they come due and the effect of changes in healthcare legislation and regulation. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

  The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

     (i) In recent years, an increasing number of legislative proposals have been introduced, proposed, and in some cases adopted, by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the form of future healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

     (ii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from non-governmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non government payors have undertaken cost-containment measures designed to limit payments to healthcare providers, such as PPS. There can be no assurance that payments under governmental and non-governmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what proposals or cost-containment measures will be adopted or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company. As stated above, the Company is currently evaluating the effect of the recently announced PPS rates on its business.

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



            The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. In November 1997, counsel for the Company met with the AUSA and the parties engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. In December 1997, the Company advised the AUSA that absent the United States agreeing to protect the confidentiality of the residents' medical records, and to prevent unauthorized disclosure of the information requested to non-government personnel, the Company would not agree to a voluntary production. The Company has heard nothing further from the AUSA. The Company will vigorously contest the alleged claims if the complaint is pursued.


            The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff is continuing to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. The plaintiff recently filed an amended complaint in response to a court order on defendants' motion to dismiss which gave plaintiff 20 days to file an amended complaint or have the original complaint dismissed. The defendants intend to file a motion to dismiss the amended complaint, which does not raise any new or different allegations. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect on the Company. In connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company's common stock.

            The Company was served with a Petition, Cause No. 97-1500-G, Community Healthcare Services of America, Inc., v. Rehability Health Services, Inc. and Living Centers of America, Inc., in the 319th Judicial District Court of Nueces County, Texas, seeking $5.0 million in damages, filed by Community Health Services, Inc. ("Community"), in connection with a home health agency management agreement entered into between Community and a subsidiary of the Company. Such subsidiary operated a Texas home health agency which Community managed. The Company is vigorously defending the allegations of Community that the Company breached the agreement by terminating Community's management services and has filed a lawsuit against Community for breach of the agreement, Cause No. 97-03569; Rehability Health Services, Inc. v. Community Healthcare Services, Inc., in the 353rd Judicial District Court of Travis County, Texas. The Nueces County action was transferred to Travis County and the two cases have been consolidated into Cause No. 97-03569. This matter is currently in the discovery phase.


            On June 10, 1997, a GranCare stockholder filed a civil action in state district court in Harris County, Texas: Howard Gunty, Inc. Profit Sharing Plan v. Gene E. Burleson, Charles M. Blalack, Antoinette Hubenette, Joel S. Kanter, Ronald G. Kenny, Robert L. Parker, William G. Petty, Jr., Edward V. Regan, Gary U. Rolle and GranCare, Inc., No. 97-30762. This complaint alleged, generally, that the defendants breached their fiduciary duties owed to GranCare's stockholders by failing to take all reasonable steps necessary to ensure that GranCare's stockholders receive maximum value for their shares of GranCare common stock in connection with the GranCare Merger. The plaintiffs sought (i) an injunction prohibiting the consummation of the GranCare Merger or (ii) alternatively, if the GranCare Merger were consummated, to have such transaction rescinded and set aside. In addition, the plaintiffs sought unspecified compensatory damages, costs and to have the action certified as a class action.

            On October 28, 1997, the parties to the aforementioned litigation entered into an Agreement and Stipulation of Settlement (the "Settlement Agreement") pursuant to which the plaintiffs agreed to dismiss, with prejudice, all claims against GranCare in consideration of, among other things, (i) certain additional disclosure included in the disclosure documents sent to GranCare stockholders in connection with their approval of the GranCare Merger and (ii) the payment by GranCare of the fees and expenses of plaintiffs' counsel in an aggregate amount of no more than $350,000. The effectiveness of the Settlement Agreement is subject to a number of conditions, including, among others, the entry by the court of a final judgment approving the terms of the settlement. GranCare entered into the Settlement Agreement based upon its belief that a speedy resolution of this dispute was in the best interest of the GranCare stockholders and in so doing did not in any way admit any wrongdoing or liability in connection with this matter. On April 6, 1998, the court preliminarily accepted the Settlement Agreement and ordered that notice of the Settlement Agreement be mailed to all class members.
          The court has set July 10, 1998 as the hearing date on which to finally approve the Settlement Agreement.

            On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al. v. GranCare, Inc., and AMS Properties, Inc., d/b/a Cedars Health Care Center, Inc. Case No. 96 CV 4449, asserting five claims for relief, including third-party beneficiary, tortious interference and negligence per se causes of action arising out of quality of care issues at a healthcare facility formerly owned by GranCare. On January 20, 1998, plaintiffs requested leave to amend their complaint by adding an additional class claim for fraud and three new named plaintiffs. The complaint was amended a second time on February 2, 1998 by adding an additional plaintiff. At the class certification hearing held on February 20, 1998, plaintiffs again amended their complaint to clarify that damages for all of the class claims would be limited to restitution and emotional distress. Pursuant to the Third Amended Complaint, the class claims were identified as third-party beneficiary of contract; breach of contract; tortious interference with contract; fraud; and negligence per se. In addition to the class claims, the named plaintiffs each asserted claims for promissory estoppel and violation of the Colorado Consumer Protection Act.

            On March 15, 1998, the court entered an order in which it certified a class action in the matter. The court certified three classes consisting of one primary class ("Class I") and two subclasses ("Class II" and "Class III"). Class I consists of all people who were residents of Cedars at any time from September 21, 1993 through February 20, 1998, and is asserting tortious interference, fraud and negligence per se claims. Class II is comprised of those members of Class I who were private pay residents and therefore were individually parties to a contract with Cedars and only asserts the breach of contract claim. Class III consists of those members of Class I who were either Medicaid or Medicare residents at Cedars and seeks to recover for breach of the Medicare or Medicaid provider agreements to which they assert they were third party beneficiaries.

            Although the Cedars plaintiffs agreed to limit the class damages to restitution and emotional distress, the court has only certified the Classes with respect to the issue of liability and the various Classes' rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. Therefore, the class action will proceed only for purposes of proving liability under the claims and any corresponding rights to restitution. Upon a finding of liability, if any, emotional distress damages for any Class member other than the Class representatives, will be determined in separate trials.

            At a status conference on May 7, 1998, the court set the matter for trial for six weeks commencing January 4, 1999. At the time of this conference, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. The Company intends to vigorously contest the remaining alleged claims and the certification of the various Classes.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            As part of their compensation package, the Company's outside directors receive $25,000 in annual compensation, one-half of which is paid in shares of the Company's common stock. In addition, non-employee director committee chairmen receive an additional $5,000 annually in Company common stock. The number of shares of stock granted is determined by dividing the cash amount by the closing price of the Company's common stock on the date of the annual meeting. Accordingly, on February 19, 1998, the Company made the following grants of unregistered common stock to its non-employee directors under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder:



                                                          Shares
                                                         Granted
                                                      --------------
Donald C. Beaver                                             641
Laurence M. Berg                                             641
Gene E. Burleson                                             641
Peter P. Copses  (committee chairman)                        897
Jay M. Gellert                                               641
Joel S. Kanter                                               641
John H. Kissick                                              641
Baltej S. Maini, M.D.  (committee chairman)                  897
William G. Petty, Jr.                                        641
Robert L. Rosen  (committee chairman)                        897

            The closing price of the Company's common stock on the grant date was $19.50.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of stockholders of the Company was held on February 19, 1998 in Atlanta, Georgia. At that time the following directors were elected (the votes cast for and withheld for each director are summarized below):

                                                        Votes                         Votes
                                                         For                        Withheld
                                                    --------------               --------------
          Donald C. Beaver                            38,889,465                      60,594

          Laurence M. Berg                            38,891,535                      58,524

          Gene E. Burleson                            38,891,526                      58,533

          Peter P. Copses                             38,891,535                      59,163

          Jay M. Gellert                              38,891,535                      58,524

          Joel S. Kanter                              38,891,535                      58,524

          John H. Kissick                             38,891,505                      58,554

          Baltej S. Maini, M.D.                       38,891,535                      58,524

          William G. Petty, Jr.                       38,891,535                      58,524

          Keith B. Pitts                              38,890,896                      59,163

          Robert L. Rosen                             38,891,535                      58,524

            The following matters were also voted on at the annual meeting (the votes cast for, against, and abstentions for each matter are summarized below):

                                                          Votes           Votes
                                                           For           Against       Abstentions
                                                      --------------  --------------  --------------
Approval of the Paragon Incentive Compensation Plan     30,185,085        674,571         27,774
Approval of the Paragon Long-Term Incentive Plan        28,881,804      1,978,620         26,976
Approval of the Paragon Employee Stock Purchase Plan    30,050,505        811,476         25,419


ITEM 5.   OTHER INFORMATION

            On January 8, 1998, Paragon Rehabilitation, Inc. ("PRI") filed a complaint alleging that the Company's use of the name "Paragon" has caused and is likely to cause confusion as to the affiliation of the Company and PRI and that, therefore, the Company's use of "Paragon" violates PRI's trade name and service mark. Because the Company intends to change its name in connection with the Mariner merger, the Company believes that it will be able to reach an accommodation with PRI.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          Exhibit
           Number
           ------
          2.1                Agreement and Plan of Merger among Paragon Health Network, Inc.,
                                Mariner Health Group, Inc., and Paragon Acquisition Sub, Inc.
                                (filed as Exhibit 2.1 to the Registrant's Form 8-K dated April 13,
                                1998 and incorporated herein by reference).

         10.1                Employment Agreement between Paragon Health Network, Inc. and
                                Robert V. Napier

         27.1                Financial Data Schedule

         27.2                Restated Financial Data Schedule

         27.3                Restated Financial Data Schedule

         99.1                Parent Stock Option Agreement dated as of April 13, 1998, by and between Paragon Health Network, Inc. and Mariner Health Group, Inc.
                                (filed as Exhibit 99.1 to the Registrant's Form 8-K dated April 13,
                                1998 and incorporated herein by reference).

         99.2                Company Stock Option Agreement dated as of April 13, 1998, by and between Mariner Health Group, Inc. and Paragon Health Network, Inc.
                                (filed as Exhibit 99.2 to the Registrant's Form 8-K dated April 13,
                                1998 and incorporated herein by reference).

         99.3                Parent Voting Agreement dated as of April 13, 1998, by and among
                                Mariner Health Group, Inc. and certain stockholders of Paragon
                                Health Network, Inc.  (filed as Exhibit 99.3 to the Registrant's
                                Form 8-K dated April 13, 1998 and incorporated herein by reference).

         99.4                Company Voting Agreement dated as of April 13, 1998, by and among
                                Paragon Health Network, Inc. and certain stockholders of Mariner
                                Health Group, Inc.  (filed as Exhibit 99.4 to the Registrant's Form
                                8-K dated April 13, 1998 and incorporated herein by reference).


     (b)        Reports on Form 8-K

            On January 20, 1998 the Company filed Form 8-K/A updating the Pro Forma Condensed Consolidated Financial Statements incorporated by reference into Form 8-K filed November 4, 1997 to the Registrant's fiscal year ended September 30, 1997.

            On April 23, 1998 the Company filed Form 8-K announcing the execution of the Agreement and Plan of Merger by and between Paragon Health Network, Inc., Mariner Health Group, Inc., and Paragon Acquisition Sub, Inc.

                                 SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 11, 1998



                                          PARAGON HEALTH NETWORK, INC.
                                          (Registrant)

                                          By:    /s/ Charles B. Carden
                                             ----------------------------------
                                             Charles B. Carden
                                             Executive Vice President  and
                                             Chief Financial Officer



                                          By:    /s/ Ronald W. Fleming
                                              ---------------------------------
                                             Ronald W. Fleming
                                             Vice President, Controller,
                                             and Chief Accounting Officer