Form 10-Q
period 1998-06-30
MARINER POST ACUTE NETWORK INC
filed 1998-08-14
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1998


                                      OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission file number 1-10968



                       MARINER POST-ACUTE NETWORK, INC.
                   (formerly "Paragon Health Network, Inc.")
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


                                (678) 443-7000
             (Registrant's telephone number, including area code)

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



  There were 43,662,310 shares outstanding of the issuer's only class of common stock as of July 30, 1998.

                       MARINER POST-ACUTE NETWORK, INC.
                               AND SUBSIDIARIES


                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 JUNE 30, 1998


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements and Notes..........  3

     Item 2.  Management's Discussion and Analysis of Financial.............. 19
                  Condition and Results of Operations

PART II - OTHER  INFORMATION

     Item 1.  Legal Proceedings.............................................. 30

     Item 2.  Changes in Securities and Use of Proceeds...................... 33

     Item 3.  Not applicable

     Item 4.  Not applicable

     Item 5.  Other Information.............................................. 33

     Item 6.  Exhibits and Reports on Form 8-K............................... 33

SIGNATURE PAGE............................................................... 34

PART 1   FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months                    Nine Months
                                                               Ended June 30,                  Ended June 30,
                                                           ------------------------       -------------------------
                                                            1998           1997             1998           1997
                                                           ------------------------       -------------------------
Net Revenues
   Nursing home revenue:
     Net patient services                                   $363,220       $187,442       $1,031,599       $555,449
     Other                                                     4,300          1,396            9,462          4,096
   Non-nursing home revenue:
     Pharmacy services                                        56,739         50,615          163,588        145,874
     Therapy services                                         45,618         44,201          125,877        137,770
     Home health, hospital services, and other                24,188          4,779           72,306         10,764
                                                         ------------   ------------   --------------   ------------
                                                             494,065        288,433        1,402,832        853,953
Costs and Expenses:
   Salaries and wages                                        183,898        108,064          522,574        328,461
   Employee benefits                                          41,027         23,786          120,454         74,036
   Nursing, dietary and other supplies                        21,670         12,932           65,709         39,725
   Ancillary services                                        111,699         58,298          313,349        169,228
   General and administrative                                 50,365         29,813          146,082         88,325
   Rent                                                       21,087         10,730           60,229         31,801
   Depreciation and amortization                              17,787         10,414           51,113         30,480
   Provision for bad debts                                     5,596          5,940           18,995         15,915
   Recapitalization, indirect merger and transition costs          -              -           80,687              -
                                                         ------------   ------------   --------------   ------------
                                                             453,129        259,977        1,379,192        777,971
                                                         ------------   ------------   --------------   ------------
          Income from operations                              40,936         28,456           23,640         75,982

Other Income and Expense:
   Interest expense                                           31,564          5,677           83,598         16,302
   Interest and dividend income                               (3,437)        (1,189)          (8,181)        (3,378)
                                                         ------------   ------------   --------------   ------------
                                                              28,127          4,488           75,417         12,924
                                                         ------------   ------------   --------------   ------------
          Income (loss) before income taxes,
             equity earnings/minority interest,
             and extraordinary loss                           12,809         23,968          (51,777)        63,058

Provision (Benefit) for Income Taxes                           5,519         10,076           (8,432)        26,445
                                                         ------------   ------------   --------------   ------------

          Income (loss) before equity earnings/
             minority interest and extraordinary loss          7,290         13,892          (43,345)        36,613

Equity Earnings/Minority Interest                               (247)          (223)            (546)          (405)
                                                         ------------   ------------   --------------   ------------

          Income (loss) before extraordinary loss              7,043         13,669          (43,891)        36,208

Extraordinary Loss on Early Extinguishment
  of Debt, net of $6,034 Income Tax Benefit                        -              -          (11,275)             -
                                                         ------------   ------------   -------------    -----------

Net Income (Loss)                                             $7,043        $13,669         ($55,166)       $36,208
                                                          ===========    ===========    =============    ===========

Earnings (Loss) Per Share:
   Basic                                                       $0.17          $0.23           ($1.26)         $0.62
                                                          ===========    ===========    =============    ===========

   Diluted                                                     $0.17          $0.23           ($1.26)         $0.61
                                                          ===========    ===========    =============    ===========
Weighted Average Common
   Shares Outstanding:
   Basic                                                      42,223         58,643           43,698         58,588
                                                          ===========    ===========    =============    ===========

   Diluted                                                    42,588         59,870           43,698         59,815
                                                          ===========    ===========    =============    ===========


  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)

                                                             June 30,     September 30,
                   ASSETS                                      1998            1997
                                                             -------      ------------
                                                           (unaudited)
Current Assets:
   Cash and cash equivalents                                   $12,397        $14,355
   Receivables, less allowances of $68,948 and $33,138         432,600        211,989
   Supplies                                                     32,284         21,237
   Deferred income taxes                                        81,891         24,294
   Prepaid expenses and other current assets                    31,721         15,354
                                                         --------------   ------------
          Total current assets                                 590,893        287,229

Property and Equipment:
   Land, buildings and improvements                            571,622        378,251
   Furniture, fixtures and equipment                           183,607        121,698
   Leased property under capital leases                         12,551         12,551
                                                         --------------   ------------
                                                               767,780        512,500
   Less accumulated depreciation                               243,066        210,117
                                                         --------------   ------------
                                                               524,714        302,383

Goodwill, net                                                  498,607        196,120
Restricted Investments                                          91,162         51,976
Notes Receivable, net                                           14,744         11,200
Other Assets                                                   120,106         25,459
                                                         --------------   ------------
                                                            $1,840,226       $874,367
                                                         ==============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current maturities of long-term debt      $23,481        $43,196
   Accounts payable                                            126,652         46,872
   Accrued payroll and related expenses                        105,942         66,866
   Accrued interest                                             17,448          2,355
   Other accrued expenses                                       53,641         25,836
                                                         --------------   ------------
          Total current liabilities                            327,164        185,125

Long-Term Debt, net of current maturities                    1,279,994        252,763

Long-Term Insurance Reserves                                    37,953         27,555

Deferred Income Taxes and Other Noncurrent Liabilities          96,386         33,641

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01; 5,000,000 and 4,650,000
      shares authorized; none issued                                 -              -
   Series A - Junior participating preferred stock, par
     value $0.01; none and 350,000 shares authorized and
     reserved; none issued                                           -              -
   Common stock, par value $0.01; 75,000,000 shares
      authorized; 42,615,787 and 60,803,760 shares issued          426            608
   Capital surplus                                             526,749        226,972
   Retained earnings (deficit)                                (428,625)       164,650
   Unrealized gain on securities available-for-sale                179            244
   Treasury stock at cost - none and 2,004,444 shares                -        (17,191)
                                                         --------------   ------------
          Total stockholders' equity                            98,729        375,283
                                                         --------------   ------------
                                                            $1,840,226       $874,367
                                                          =============    ===========

  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)

                                    Common  Stock                      Retained   Unrealized    Treasury  Stock
                                  -----------------      Capital       Earnings    Gain on     ------------------
                                  Shares     Amount      Surplus      (Deficit)   Securities   Shares      Amount      Total
                                  ------     ------    -----------    ----------  ----------   ------      ------      -----
Balance, September 30, 1997          60,804   $608       $226,972      $164,650     $244         2,004    ($17,191)   $375,283

Net (loss)                                                              (55,166)                                       (55,166)

Issuance of shares to Apollo
  Management, L.P. and affiliates    17,778    178        239,822                                                      240,000

Issuance of shares to Professional
  Rehabilitation, Inc.                1,147     11         22,575                                                       22,586

Repurchase of shares in connection
  with the Recapitalization Merger                                                              54,461    (735,223)   (735,223)

Retirement of treasury stock        (55,082)  (551)      (202,060)     (538,109)               (55,082)    740,720           -

Issuance of shares and options
  in exchange for GranCare
  common stock and options           17,440    175        238,814                                                      238,989

Funding of options exercised or
   canceled under 1992 Employee
   Stock Option Plan, net of tax                           (5,918)                              (1,350)     11,410       5,492

Funding of employee benefit plans                              92                                  (32)        275         367

Issuance of treasury stock in
  exchange for warrants                                        (9)                                  (1)          9           -

Issuance of stock under
  various stock option plans,
  net of tax                            529      5          6,461                                                        6,466

Unrealized loss on
   securities available-for-sale                                                     (65)                                  (65)
                                  ---------- ------    ----------- -------------  -------   ----------- ----------- -----------

Balance, June 30, 1998               42,616   $426       $526,749     ($428,625)    $179             -           -      $98,729
                                   =========  =====     ==========  ============   ======    ==========  ==========  ==========
           The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                 Nine Months
                                                                Ended June 30,
                                                            ---------------------
                                                              1998        1997
                                                            ---------------------
Cash Flows From Operating Activities:
   Net income (loss)                                         ($55,166)    $36,208
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
          Depreciation and amortization                        51,113      30,480
          Provision for bad debts                              18,995      15,915
          Interest accretion on Senior Subordinated
               Discount Notes                                  12,318          -
          Income taxes deferred                                 2,038      (1,152)
          Equity earnings/minority interest                       546         405
   Changes in noncash working capital:
          Receivables                                         (43,564)    (52,075)
          Supplies                                             (8,907)     (3,463)
          Prepayments and other current assets                 (9,502)      2,969
          Accounts payable                                    (30,181)     (9,504)
          Accrued expenses and other current liabilities       23,398      (1,999)
   Changes in long-term insurance reserves                        364      10,279
   Other                                                        2,246        (292)
                                                          ------------  ----------
Net Cash (Used In) Provided By Operating Activities           (36,302)     27,771

Cash Flows Used In Investing Activities:
   Acquisitions and investments                               (54,041)    (21,988)
   Purchases of property and equipment                        (32,344)    (29,643)
   Disposals of property, equipment and
          other assets                                          2,252       6,159
   Restricted investments                                       1,736     (25,016)
   Net collections on notes receivable                         20,622       1,987
   Deposits and other                                         (12,639)        (50)
                                                          ------------  ----------
Net Cash Used In Investing Activities                         (74,414)    (68,551)

Cash Flows From Financing Activities:
   Issuance of shares to Apollo Management, L.P.
          and affiliates                                      240,000           -
   Proceeds from Senior Credit Facility                       740,000           -
   Proceeds from Senior Subordinated Notes and
          Senior Subordinated Discount Notes                  448,871           -
   Repurchase of shares in connection
          with the Recapitalization Merger                   (735,223)          -
   Proceeds from long-term debt                                     -       1,502
   Net draws under credit line                                  5,000      39,685
   Repayment of long-term debt                               (565,560)     (8,656)
   Deferred financing fees                                    (30,178)          -
   Funding of options under 1992 employee stock
          purchase plan, employee benefit plans, and other      5,848         143
                                                          ------------  ----------
Net Cash Provided By Financing Activities                     108,758      32,674
                                                          ------------  ----------
Decrease in Cash and Cash Equivalents                          (1,958)     (8,106)
Cash and Cash Equivalents, beginning of period                 14,355      21,394
                                                          ------------  ----------
Cash and Cash Equivalents, end of period                      $12,397     $13,288
                                                           ===========   =========


  The accompanying notes are an integral part of these financial statements.

                       MARINER POST-ACUTE NETWORK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

  Organization

  Mariner Post-Acute Network, Inc. (the "Company") changed its name effective August 1, 1998 from its former name, Paragon Health Network, Inc. ("Paragon"), following the consummation of the merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner") on July 31, 1998. See Note 12. The Company was formed in November 1997 through the recapitalization by merger of Living Centers of America, Inc. ("LCA") with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). See Notes 2 and 3. At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated.

  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968 and the unaudited condensed consolidated financial statements of GranCare included in the Company's Form 8-K/A filed January 20, 1998.


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

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



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

  In June 1998 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will become effective in the Company's fiscal year ending September 30, 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

  In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal-use software should be capitalized or expensed when incurred. This SOP is effective for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not expect the adoption of this SOP to have a material impact on its financial statements.

  In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not expect the adoption of this SOP to have a material impact on its financial statements.


NOTE 2.  RECAPITALIZATION MERGER

  During 1997 the Company entered into the Recapitalization Merger which was completed effective November 1, 1997. In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 17.8 million shares (adjusted for the three-for-one stock split, see Note 8) of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

  On November 4, 1997, the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $150 million. See Note 7.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

  The Company used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 8), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 3 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.


NOTE 3.  GRANCARE MERGER

  Effective November 1, 1997, and subsequent to the Company's recapitalization, the Company completed the merger acquisition of GranCare pursuant to the terms of the previously announced GranCare Merger Agreement. In the GranCare Merger approximately 17.4 million shares (adjusted for the three-for-one stock split, see Note 8) of the Company's common stock were exchanged for GranCare common stock and approximately 1.3 million options (adjusted for the three-for-one stock split, see Note 8) to purchase shares of the Company's common stock were exchanged for options to purchase GranCare common stock. The Company's total purchase price of the acquisition was approximately $250.6 million including legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of GranCare have been recorded at fair market value based on a preliminary purchase price allocation. The total purchase price has been allocated as follows (in thousands):

Current assets.................................................. $ 260,313
Property and equipment..........................................   222,283
Goodwill........................................................   236,149
Restricted investments..........................................    40,987
Other long-term assets..........................................    95,959
Current liabilities.............................................  (126,601)
Long-term debt..................................................  (369,871)
Other non-current liabilities...................................  (108,660)
                                                                  --------
  Total purchase price.......................................... $ 250,559
                                                                 =========

  At June 30, 1998, a partial adjustment had been made to record GranCare's property and equipment at fair value, assign a purchase price to unfavorable operating leases for property and equipment, and assign a value to identifiable intangible assets. The Company is in the process of finalizing the revaluing of these items. Goodwill is amortized on a straight-line basis over 30 years. The Omega Note (see Note 7) assumed by the Company in the GranCare Merger has been recorded at its fair value. The excess of fair value over the principal amount of the related mortgage notes, approximately $25 million, has been reflected in the accompanying balance sheet as other noncurrent liabilities. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $1.1 million and $2.9 million for the three and nine months ended June 30, 1998, respectively, was recorded as a reduction to interest expense.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 4.  RECAPITALIZATION, INDIRECT MERGER AND TRANSITION COSTS

  During the quarter ended December 31, 1997, the Company recognized a charge for recapitalization, indirect merger and transition costs in connection with the Apollo/LCA/GranCare Mergers. The components of this charge were as follows (in thousands):

Recapitalization and Indirect Merger Costs:
   Change of control and severance...............................  $ 20,713
   Bridge financing fees ........................................     8,139
   Legal and accounting..........................................     6,047
   Investment banking............................................     4,616
   Other.........................................................     4,962
                                                                   --------
                                                                     44,477

Transition Costs:
   Retention and employee severance..............................    13,443
   Integration costs.............................................     9,809
   Relocation and recruitment....................................     5,958
   Other.........................................................     7,000
                                                                    --------
                                                                     36,210
                                                                    --------
Recapitalization, Indirect Merger and Transition Costs...........  $ 80,687
                                                                    ========

  Approximately $68.7 million of these costs were paid in the nine months ended June 30, 1998. The balance is expected to be paid during the fourth quarter of fiscal year 1998. Amounts unpaid at June 30, 1998 are reflected as other accrued expenses in the accompanying balance sheet. Also during the three months ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Apollo/LCA/GranCare Mergers.


NOTE 5.  PRO FORMA FINANCIAL INFORMATION


  The following unaudited pro forma financial information (in thousands, except per share data) presents the consolidated results of operations of LCA and GranCare as if the Apollo/LCA/GranCare Mergers had occurred effective October 1, 1997 and 1996, respectively, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the Apollo/LCA/GranCare Mergers, and related income tax effects. Such adjustments exclude a $12.0 million charge, net of a $7.0 million income tax benefit, for termination fees paid by GranCare to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in conjunction with the GranCare Merger. The results of operations for the three and nine months ended June 30, 1997 include a $30.0 million charge, net of a $6.0 million income tax benefit, recorded by GranCare in February 1997 in connection with the spin-off of its institutional pharmacy business. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Apollo/LCA/GranCare Mergers been consummated as of those dates, nor are they necessarily indicative of future operating results.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                     Three Months              Nine Months
                                    Ended June 30,            Ended June 30,
                                ---------------------     ---------------------
                                1998             1997     1998             1997
                                ----             ----     ----             ----
Net revenues................... $ 494,065  $ 484,529  $ 1,471,124  $ 1,449,039
                                =========  =========  ===========  ===========
Net income (loss) before
   extraordinary item.......... $   7,043  $   1,789  $   (48,802) $   (16,316)
Extraordinary item.............        __         __      (11,275)      (4,831)
                                ---------  ---------  ------------ ------------
Net income(loss)............... $   7,043  $   1,789  $   (60,077) $   (21,147)
                                =========  =========  ===========  ===========

Basic Earnings (Loss) Per Share:
   Net income (loss) before
      extraordinary item....... $    0.17  $    0.04  $     (1.18) $     (0.40)
   Extraordinary item..........         -          -        (0.27)       (0.12)
                                ---------  ---------  ------------ ------------
   Net income (loss)........... $    0.17  $    0.04  $     (1.45) $     (0.52)
                                =========  =========  ============ ============

Diluted Earnings (Loss)
 Per Share:
   Net income (loss) before
    extraordinary item......... $    0.17  $    0.04  $     (1.18) $     (0.40)
  Extraordinary item...........         -          -        (0.27)       (0.12)
                                ---------  ---------  ------------ ------------
  Net income (loss)............ $    0.17  $    0.04  $     (1.45) $     (0.52)
                                =========  =========  ============ ============

NOTE 6.  ACQUISITIONS

  On May 1, 1998 the Company completed the acquisition of Professional Rehabilitation, Inc. and certain affiliated entities for $28.8 million in cash and $22.6 million in common stock of the Company (1,147,225 shares). South Carolina-based Professional Rehabilitation, Inc. provides contract physical, occupational, and speech therapy primarily to skilled nursing facilities in South Carolina, North Carolina, Georgia, Tennessee, and Alabama. The transaction was recorded using the purchase method of accounting.


NOTE 7.  LONG-TERM DEBT

  A summary of total debt as of June 30, 1998 is as follows (in thousands):

Senior Debt:
------------
Senior Credit Facility:
      Revolving Credit Facility........................     $  5,000
      Term Loans.......................................      740,000
  Mortgage notes.......................................       93,469
  Obligations under capital leases.....................        5,207
  Other notes payable..................................        1,595
Subordinated Debt:
------------------
  Senior Subordinated Notes due 2007...................      273,855
  Senior Subordinated Discount Notes due 2007..........      184,349
                                                            --------
                                                           1,303,475
Less short-term notes payable and current maturities...      (23,481)
                                                          ----------
Total long-term debt.................................... $ 1,279,994
                                                         ===========

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  Senior Credit Facility. The Senior Credit Facility consists of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness, and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

  The Term Loans will be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80.0 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. As of June 30, 1998, there was $5.0 million borrowed under the Revolving Credit Facility in addition to approximately $13.7 million letter of credit issuances.

  Interest on outstanding borrowings accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through July 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans. The covenants contained in the Senior Credit Facility restrict, among other things, the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions.

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

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  Senior Subordinated Notes. Also in connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness, and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

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

  A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of June 30, 1998.

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


NOTE 8.  STOCK SPLIT

  On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split in the form of a stock dividend to stockholders of record as of December 15, 1997 that was paid on December 30, 1997. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital have been restated to reflect this split.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 9.  EARNINGS PER SHARE

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

                                                                    Three Months                       Nine Months
                                                                    Ended June 30,                    Ended June 30,
                                                               -------------------------        --------------------------
                                                                1998                1997        1998                 1997
                                                                ----                ----        ----                 ----
Numerator for Basic and Diluted Earnings Per Share:
  Net income (loss) before
   extraordinary item........................................    $ 7,043        $ 13,669        $ (43,891)    $  36,208
  Extraordinary item.........................................         --              --          (11,275)           --
                                                                --------        --------        ---------     ---------
  Net income (loss)..........................................    $ 7,043        $ 13,669         $(55,166)    $  36,208
                                                                ========        ========        =========     =========
Denominator:
  Denominator for basic earnings per share-weighted
     average shares........................................       42,223          58,643           43,698        58,588
  Effect of dilutive securities Stock options..............          365           1,227               --         1,227
                                                               ---------       ---------      -----------    ----------
Denominator for diluted earnings per share-adjusted
       weighted-average shares and assumed conversions.......     42,588          59,870           43,698        59,815
                                                              ==========       =========       ==========    ==========
Basic Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item...............  $     0.17        $   0.23      $     (1.00)   $     0.62
  Extraordinary item........................................          --              --            (0.26)           --
                                                               ---------       ---------      -----------    ----------
  Net income (loss) per common share........................  $     0.17        $   0.23      $     (1.26)   $     0.62
                                                              ==========        ========      ===========    ==========
Diluted Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item...............  $     0.17        $   0.23      $     (1.00)   $     0.61
  Extraordinary item........................................          --              --            (0.26)           --
                                                               ---------       ---------      -----------    ----------
  Net income (loss) per common share........................  $     0.17        $   0.23      $     (1.26)   $     0.61
                                                              ==========      ==========     ============    ==========

  The effect of dilutive securities for the nine months ended June 30, 1998 has been excluded because the effect is antidilutive as a result of the net loss for the period.


NOTE 10. INCOME TAXES

  For the nine months ended June 30, 1998, the provision for income taxes was affected by recapitalization, indirect merger, and transition expenses associated with the GranCare Merger that are not deductible for income tax purposes. Excluding the effect of these non-deductible items, the effective income tax rate for the three and nine months ended June 30, 1998 was approximately 43.1% and 45.4%, respectively, compared to 42.0% and 41.9%, respectively, for the same periods in fiscal 1997.

  Deferred income taxes reflected in current assets in the accompanying balance sheets have increased from $24.3 million at September 30, 1997 to $81.9 million at June 30, 1998. This increase is primarily attributable to deferred taxes recorded as a result of the GranCare Merger.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)




NOTE 11. COMMITMENTS AND CONTINGENCIES

  In October 1996 the Company entered into a leasing program, initially totaling $70.0 million and subsequently increased to $100.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At June 30, 1998, approximately $40.4 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

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

  The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. In November 1997, counsel for the Company met with the AUSA and the parties engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. In December 1997, the Company advised the AUSA that absent the United States agreeing to protect the confidentiality of the residents' medical records, and to prevent unauthorized disclosure of the information requested to non-government personnel, the Company would not agree to a voluntary production. The Company has heard nothing further from the AUSA. The Department of Justice attorney assigned to the case recently invited the Company to reopen discussions directly with the Department regarding the Company's position on the alleged claims. The Company will vigorously contest the alleged claims if the complaint is pursued.

                       MARINER POST-ACUTE NETWORK, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


  The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Apollo/LCA/GranCare Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff is continuing to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. The plaintiff recently filed an amended complaint in response to a court order on defendants' motion to dismiss which gave plaintiff 20 days to file an amended complaint or have the original complaint dismissed. The plaintiff filed an amended complaint which does not raise any new or different allegations. The Company has filed a motion to dismiss the amended complaint and is awaiting a decision. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect on the Company. In connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company's common stock.

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

  On October 28, 1997, the parties to the aforementioned litigation entered into an Agreement and Stipulation of Settlement (the "Settlement Agreement") pursuant to which the plaintiffs agreed to dismiss, with prejudice, all claims against GranCare in consideration of, among other things, (i) certain additional disclosure included in the disclosure documents sent to GranCare stockholders in connection with their approval of the GranCare Merger and (ii) the payment by GranCare of the fees and expenses of plaintiffs' counsel in an aggregate amount of no more than $350,000. The effectiveness of the Settlement Agreement is subject to a number of conditions, including, among others, the entry by the court of a final judgment approving the terms of the settlement. GranCare entered into the Settlement Agreement based upon its belief that a speedy resolution of this dispute was in the best interest of the GranCare stockholders and in so doing did not in any way admit any wrongdoing or liability in connection with this matter. On April 6, 1998, the court preliminarily accepted the Settlement Agreement and ordered that notice of the Settlement Agreement be mailed to all class members. On July 24, 1998, the court gave final approval to the settlement and entered judgement dismissing the case with prejudice.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

  Although the Cedars plaintiffs agreed to limit the class damages to restitution and emotional distress, the court has only certified the Classes with respect to the issue of liability and the various Classes' rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. Therefore, the class action will proceed only for purposes of proving liability under the claims and any corresponding rights to restitution. Upon a finding of liability, if any, emotional distress damages for any Class member other than the Class representatives, will be determined in separate trials. The Court's May 8, 1998 case management order outlines the division of claims and trials.

  At a status conference on May 7, 1998, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. Trial has been set for six weeks commencing March 15, 1999. The Company intends to vigorously contest the remaining alleged claims and the certification of the various Classes.

  On May 18, 1998, a class action complaint was asserted against the Company, certain of its predecessor entities and affiliates and certain other parties in the Tampa, Florida Circuit Court, Wilson, et al, v. Paragon Health Network, Inc., et al., case no. 98-03779, asserting 7 claims for relief, including breach of contract, breach of fiduciary duty, unjust enrichment, violation of Florida Civil Remedies for Criminal Practices Act, violation of Florida Racketeer and Corrupt Organization Act, false advertising and common-low conspiracy arising out of quality of care issues at a health care facility formerly operated by Brian Center Health and Rehabilitation/Tampa, Inc. and later by a subsidiary of LCA as a result of the Brian Center Corporation merger. The Company removed this case to Federal Court on June 10, 1998 and the matter is currently pending in the United States District Court for the Middle District of Florida, Tampa division, case no. 98-1205-CIV-T23B. The plaintiffs filed a motion to remand on June 22, 1998 and the Company filed a motion to dismiss on June 30, 1998. The Company is currently awaiting the outcome of these motions. The complaint has only been recently filed and no discovery has been conducted. Accordingly, the information available to the Company is very limited and the Company is unable to assess at this point the magnitude of the allegations. The Company intends to vigorously contest the request for class certification as well as all alleged claims made.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 12. SUBSEQUENT EVENTS

  As previously reported, the Company entered into a definitive merger agreement on April 13, 1998 with Mariner which was executed on July 31, 1998. Under the terms of the agreement, Mariner shareholders received one share of the Company's common stock for each Mariner share held. At the time of the Mariner Merger, Mariner owned, operated and managed freestanding inpatient skilled nursing facilities, provided rehabilitation program management services to other skilled nursing facilities and operated outpatient rehabilitation clinics, pharmacies and home health agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Effective November 1, 1997 the Company completed two merger transactions. First, pursuant to an agreement and plan of merger among Apollo Management, L.P. ("Apollo Management," and together with certain of its affiliates, "Apollo"), Apollo LCA Acquisition Corp. (a corporation owned by certain Apollo affiliates and other investors, "Apollo Sub") and Living Centers of America, Inc. ("LCA"), Apollo Sub was capitalized with $240 million in cash and was merged with and into LCA (the "Recapitalization Merger"). In the Recapitalization Merger, LCA was the surviving corporation and was renamed Paragon Health Network, Inc. ("Paragon" or the "Company"). Second, pursuant to an agreement and plan of merger among LCA, GranCare, Inc. ("GranCare"), Apollo Management and LCA Acquisition Sub, Inc., a wholly-owned subsidiary of Paragon ("LCA Sub"), GranCare merged with LCA Sub with GranCare surviving as a wholly-owned subsidiary of Paragon (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). The GranCare Merger was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations have been included in the Company's consolidated financial statements since the date of acquisition.

  Effective July 31, 1998, the Company acquired Mariner Health Group, Inc. ("Mariner") in a stock for stock merger (the "Mariner Merger") in which (i) Mariner became a wholly-owned subsidiary of the Company and (ii) the Company changed its name to Mariner Post-Acute Network, Inc. The results of operations data contained herein do not include Mariner's operations because the Mariner Merger occurred subsequent to the quarter ended June 30, 1998.

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


RESULTS OF OPERATIONS

  Nursing home revenues are derived from two basic sources: routine services ($267.3 million or 72.7% in the third quarter of fiscal 1998 and $751.2 million or 72.2% year-to-date in fiscal 1998) and ancillary services ($100.2 million or 27.3% in the third quarter of fiscal 1998 and $289.9 million or 27.8% year-to-date in fiscal 1998) and are a function of occupancy rates in the long-term care facilities and the payor mix. Weighted average occupancy, as identified in the following table, increased by 1.2% and 0.9% over the prior year periods for the three and nine months ended June 30, 1998, respectively, which included a 0.1% decline and a 0.2% improvement as a result of the GranCare Merger for the three and nine months ended June 30, 1998, respectively.


                                                      Three Months                   Nine Months
                                                    Ended June 30,                  Ended June 30,
                                                 --------------------            ---------------------
                                                  1998           1997              1998           1997
                                                  ----           ----              ----           ----
Weighted average licensed bed count              37,640         22,880           35,871           23,101

Weighted average number of residents             31,502         18,887           30,049           19,142

Weighted average occupancy                         83.7%          82.5%            83.8%            82.9%


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

                                                      Three Months                   Nine Months
                                                    Ended June 30,                  Ended June 30,
                                                 --------------------            --------------------
                                                  1998           1997              1998           1997
                                                  ----           ----              ----           ----
       Private                                  29.7%            33.3%             28.9%         33.6%

       Medicare                                 31.5%            26.2%             32.5%         25.6%

       Medicaid                                 38.8%            40.5%             38.6%         40.8%


  The percentage of net revenues derived from private pay sources declined in the three and nine months ended June 30, 1998 primarily as a result of the GranCare Merger. GranCare has historically had a lower percentage of private pay revenue than LCA. Excluding GranCare, the percentage of net revenues derived from private pay and Medicare sources increased to 59.3% for the nine months ended June 30, 1998 from 59.2% for the nine months ended June 30, 1997, which was primarily attributable to the growth in the Company's non-nursing home operations. The net revenues from the non-nursing home operations, which are primarily generated from private pay and Medicare sources, result in a reduction of the percentage of net revenues derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of net revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents. For cost reporting periods beginning on or after July 1, 1998, the Medicare program will change its method of payment to a fixed per diem rate under the adopted prospective payment system. See Capital Resources and Liquidity-Changes in Healthcare Legislation.


  THIRD QUARTER OF FISCAL 1998 COMPARED TO THIRD QUARTER OF FISCAL 1997. Net revenues comprising nursing home and non-nursing home operations totaled $494.1 million for the quarter ended June 30, 1998, an increase of $205.7 million or 71.3%, as compared to the same period for fiscal 1997. Nursing home operations contributed $178.7 million of the increase, which included the acquisition of GranCare effective November 1, 1997 of $168.4 million, and at the former LCA facilities, rate increases of $5.3 million and higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $7.8 million. Non-nursing home operations contributed $27.0 million of the increase, consisting of an increase of $6.2 million for pharmacy services, an increase of $1.4 million for therapy services, and an increase of $19.4 million from home health, hospital services, and other. The home health, hospital services and other revenue increase primarily resulted from the acquisition of GranCare.

  Costs and expenses totaled $453.1 million for the quarter ended June 30, 1998, an increase of $193.2 million or 74.3%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $175.6 million to the increase in costs. Excluding GranCare, ancillary costs increased by $10.6 million as a result of the increase in ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue.

  Interest expense totaled $31.6 million for the quarter ended June 30, 1998, an increase of $25.9 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Apollo/LCA/GranCare Mergers.

  The effective income tax rate for the three months ended June 30, 1998 was approximately 43.1% compared to 42.0% for the same period in 1997. The higher effective income tax rate reflected the amortization of non-deductible goodwill associated with the GranCare Merger and the lower pre-tax book income.

  FISCAL 1998 YEAR TO DATE COMPARED TO FISCAL 1997 YEAR TO DATE. Net revenues comprising nursing home and non-nursing home operations totaled $1,402.8 million for the nine months ended June 30, 1998, an increase of $548.8 million or 64.3%, as compared to the same period for fiscal 1997. Nursing home operations contributed $481.5 million of the increase, which included the acquisition of GranCare effective November 1, 1997 of $458.8 million, and at the former LCA facilities, rate increases of $17.0 million, higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $15.8 million, a $2.6 million reduction due to a lower average number of residents, and a $4.3 million reduction due to divested facilities. Non-nursing home operations contributed $67.4 million of the increase, consisting of an increase of $17.7 million for pharmacy services, a decrease of $11.8 million for therapy services, and an increase of $61.5 million from home health, hospital services, and other. Home health, hospital services and other revenue increased by $52.5 million as a result of the GranCare acquisition and $5.2 million from the purchase of two home health agencies during fiscal year 1997.

  Pre-tax recapitalization, indirect merger and transition costs related to the Apollo/LCA/GranCare Mergers totaled $80.7 million for the nine months ended June 30, 1998. Recapitalization and indirect merger costs included change of control and severance payments totaling $20.7 million, bridge financing fees of $8.1 million, legal, accounting, and investment banking fees of $10.7 million and other recapitalization related costs of $5.0 million. Transition costs included retention and employee severance of $13.4 million, integration and related costs of $9.8 million and relocation, recruitment, and other transition related costs of $13.0 million.

  Costs and expenses excluding recapitalization, indirect merger, and transition costs totaled $1,298.5 million for the nine months ended June 30, 1998, an increase of $520.5 million or 66.9%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $485.1 million to the increase in costs. Excluding GranCare, ancillary, salaries and wages, and general and administrative costs increased $17.0 million, $6.5 million, and $6.3 million, respectively. The increase in ancillary costs was the result of higher ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue.

  Interest expense totaled $83.6 million for the nine months ended June 30, 1998, an increase of $67.3 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Apollo/LCA/GranCare Mergers.

  For the nine months ended June 30, 1998, the provision for income taxes was affected by recapitalization, indirect merger, and transition expenses that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the nine months ended June 30, 1998 was approximately 45.4% compared to 41.9% for the same period in 1997. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

  For the nine months ended June 30, 1998, the Company recognized an extraordinary loss of $11.3 million (net of a $6.0 million income tax benefit) associated with prepayment penalties on the early extinguishment of debt and the write-off of certain deferred financing fees.


SEASONALITY

  The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, the number of work days in the period, and seasonal census cycles.

IMPACT OF YEAR 2000 ISSUE

  The Company completed an assessment of issues related to the Year 2000 and determined that certain programs would need to be modified or replaced in order for its financial and human resource information systems to function properly with respect to dates in the year 2000 and after. The Company determined that it would replace these systems with new systems that have a total estimated cost of approximately $8.0 million, primarily for new hardware and software that will be capitalized. Through June 30, 1998, the Company has capitalized approximately $4.0 million related to these replacement systems. This project is expected to be fully implemented by June 1999 which is prior to any anticipated date-related impact on its operating systems. However, if such replacement systems are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

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

CAPITAL RESOURCES AND LIQUIDITY

  Cash and cash equivalents were $12.4 million at June 30, 1998, and working capital was $263.7 million, an increase of $161.6 million during the nine months ended June 30, 1998 which included an increase of $133.7 million as a result of the GranCare Merger. Cash used in operations was $36.3 million which included approximately $68.7 million in payments for recapitalization, indirect merger, and transition costs. Excluding the acquisition of accrued expenses in the GranCare Merger, accrued expenses and other current liabilities increased by $23.4 million primarily as a result of the remaining accrual for recapitalization, indirect merger and transition costs which totaled $12.0 million at June 30, 1998. The remaining recapitalization, indirect merger, and transition costs are expected to be paid during the remainder of fiscal year 1998. Excluding the acquisition of accounts payable in the GranCare Merger, accounts payable decreased by $30.2 million primarily as a result of the $19.0 million termination fees paid to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

  Excluding the acquisition of accounts receivable in the GranCare Merger and other fiscal 1998 acquisitions, accounts receivable increased by $43.6 million for the nine months ended June 30, 1998. The increase in receivables was primarily attributable to the timing of collections on Medicare cost reports and rate adjustments ($7.6 million), revenue increases ($2.9 million) and an increase in average days outstanding ($18.9 million). The increase in receivables related to the timing of collection on Medicare cost reports and rate adjustments is related to fiscal intermediary delays in responding to requests for interim rate increases and the Company continuing to file Medicare routine cost limit exception requests. Review by the fiscal intermediary, approval by the Health Care Financing Administration, and processing for payment by the intermediaries of a filed routine cost limit exception request generally takes 12 to 18 months. Management is continuing to monitor trends in the Company's accounts receivable and is reviewing the Company's collection procedures.

  The Company receives payment for nursing facility services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided. The Federal Medicare program, currently a cost-based reimbursement program (See "Capital Resources and Liquidity-Changes in Healthcare Legislation"), pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after each facility's Medicare year end. Additionally, the federal government recently announced that, in order to stay within Medicare's 1998 budget and performance requirements, it will reduce the frequency of payment of Medicare claims. Specialty medical services generally increase the amount of payments received on a delayed basis. The Company is also moving to a single operating platform for the inpatient group's accounts receivable. At June 30, 1998, approximately 54% of the former GranCare facilities had been converted to LCA's field-based accounts receivable system.

  Cash used in investing activities was $74.4 million in the nine months ended June 30, 1998, as compared to $68.6 million for the same period in fiscal 1997. Investing activities for the nine months ended June 30, 1998 included the use of $28.8 million related to the acquisition of Professional Rehabilitation, Inc., $14.1 million related to the acquisition of certain long-term care facilities, $7.4 million related to various pharmacy acquisitions and $3.4 million to purchase a previously leased nursing home facility. Deposits and Other primarily included a deposit to HRPT of $15 million (see "Capital Resources and Liquidity-Other Significant Indebtedness") reduced by the cash received in the GranCare Merger. Other investing activities for the nine months ended June 30, 1998 included $32.3 million for routine capital expenditures. Capital expenditures are expected to be funded by cash from operations or the Revolving Credit Facility.

  Financing activities provided $108.8 million during the nine months ended June 30, 1998. Cash provided by financing activities included $240.0 million from the issuance of 17.8 million shares of common stock to Apollo and certain other investors, $740.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the offering of the Notes. Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $30.2 million to pay financing fees associated with the Senior Credit Facility and the Notes.

  Senior Credit Facility. As of June 30, 1998, the Senior Credit Facility consisted of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $240 million (the "Tranche A Term Loan Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $150 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Senior Subordinated Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

  The Senior Credit Facility originally called for Term Loans to be amortized in quarterly installments totaling $0, $26.5 million, $49.0 million, $51.5 million, $51.5 million, $56.5 million, $186.0 million, $239.0 million and $80 million in the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006,
respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. As of June 30, 1998, there was $5.0 million borrowed under the Revolving Credit Facility in addition to approximately $13.7 million letter of credit issuances.

  Effective July 31, 1998, in connection with the consummation of the Mariner Merger, the Senior Credit Facility was amended to, among other things, increase the maximum amount available under the Revolving Credit Facility from $150.0 million to $175.0 million, and to provide for an additional $75.0 million of Tranche A Term Loans, raising the aggregate outstanding amount of Tranche A Term Loans to $315.0 million. As a result of the increased amount of the Tranche A Term Loans, amortization of the Term Loans will increase to the following approximate annual amounts (payable quarterly within each fiscal year): $0, $33.5 million, $63.0 million, $66.25 million, $66.25 million, $73.0 million, $194.0 million, $239.0 million and $80.0 million, in fiscal years 1998 through 2006, respectively.

  Interest on outstanding borrowings accrue, at the option of the Company, at the customary Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio. Through July 1998, the Applicable Margin for Revolving Loans and Tranche A Term Loans will equal 1.25% for loans based on ABR ("ABR Loans") and 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"); for Tranche B Term Loans, 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans; and for Tranche C Term Loans, 1.75% in the case of ABR Loans and 2.75% in the case of Eurodollar Loans. The covenants contained in the Senior Credit Facility also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, and make acquisitions. The Company received the consent of the requisite lenders under the Senior Credit Facility to permit the Mariner Merger, and certain covenants in the Senior Credit Facility were modified to accommodate the Mariner Merger.

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

  Senior Subordinated Notes. Also in connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

  Other Significant Indebtedness. In connection with the Apollo/LCA/GranCare Mergers, the Company became a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT") and Omega Healthcare Investors, Inc. ("Omega"). HRPT is the holder of a mortgage loan to AMS Properties, Inc. ("AMS Properties"), a wholly- owned subsidiary of the Company, dated October 1, 1994, in the aggregate principal amount of $11.5 million (the "HRPT Loan"). The HRPT Loan is secured, in part, by mortgage and security agreements dated as of March 31, 1995 (collectively, the "HRPT Mortgage") in favor of HRPT and encumbering two nursing facilities in Wisconsin owned by AMS Properties.

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

  In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare are in the process of restructuring their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT received an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in AMS and/or GCIHCC (individually, a "Tenant Entity" and collectively, the "Tenant Entities") which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these shares to meet any capital requirements. The terms of the leases between HRPT and the Tenant Entities were extended to January 31, 2013, constituting lease extensions ranging from 3 to 7 years and the aggregate base rental for all facilities leased from HRPT (excluding the Exchange Facilities (as defined below)) increased by $500,000 per year. AMS Properties will also prepay the $11.5 million HRPT Loan and HRPT will release the HRPT Mortgage upon completion of a like-kind exchange transaction whereby the Tenant Entities will exchange (the "Exchange Transaction") five nursing facilities (the two nursing facilities previously subject to the HRPT Mortgage and three nursing facilities currently owned by the Company (collectively the "Exchange Facilities")) for four nursing facilities owned by HRPT. The Company anticipates that the Exchange Transaction will be completed during the fourth quarter. Following completion of the Exchange Transaction, the Tenant Entities will lease back the Exchange Facilities for an aggregate annual rent amount equal to the aggregate rent on the four HRPT facilities.

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

  A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1997 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of June 30, 1998.

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

  In addition to the interest on the Omega Note described in the preceding paragraph, and as a condition to obtaining Omega's consent to the February, 1997 transaction between Vitalink and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Note for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by
PHCMI: (i) the sum of $1.0 million, plus; (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

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

Mariner Financings

  Mariner Senior Credit Facility. Mariner is the borrower under a $460.0 million senior secured revolving loan facility (the "Mariner Senior Credit Facility"), by and among Mariner, the lenders signatory thereto (the "Mariner Lenders"), and PNC Bank, National Association, as agent for the Mariner Lenders (the "Mariner Agent"). As of June 30, 1998, approximately $326.0 million of loans, and $6.7 million of letters of credit, were outstanding under the Mariner Senior Credit Facility. The Mariner Senior Credit Facility terminates on January 3, 2000, and provides for prime rate and Eurodollar - based interest rate options. The borrowing availability and rate of interest vary depending upon specified financial ratios, with applicable interest rate margins ranging between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar - based advances. As of July 31, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans. The Mariner Senior Credit Facility also contains covenants which, among other things, require Mariner to maintain certain financial ratios and impose certain limitations or prohibitions on Mariner with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisition of new facilities; the merger or consolidation of Mariner with any person or entity; and the disposition of any of Mariner's properties or assets.

  Mariner's obligations under the Mariner Senior Credit Facility are collateralized by a pledge of the stock of substantially all of its subsidiaries and are guaranteed by substantially all of its subsidiaries. In addition, the Mariner Senior Credit Facility is collateralized by mortgages on certain inpatient facilities of Mariner and its subsidiaries, by leasehold mortgages on certain inpatient facilities leased by Mariner or its subsidiaries, and by security interests in certain other property and assets of Mariner and its subsidiaries. As the owner of 100% of the capital stock of Mariner, the Company has pledged such capital stock to Chase as additional collateral to secure the Company's obligations in connection with the Senior Credit Facility and the Synthetic Lease (as the latter term is defined herein below under the caption, "Other Factors Affecting Liquidity and Capital Resources").

  Mariner and its subsidiaries are treated as unrestricted subsidiaries under the Senior Credit Facility. Unlike subsidiaries of the Company other than Mariner and its subsidiaries (the "Non-Mariner Subsidiaries"), Mariner and its subsidiaries neither guarantee the Company's obligations under the Senior Credit Facility nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Senior Credit Facility. Mariner and its subsidiaries are not subject to the covenants contained in the Senior Credit Facility, and the covenants contained in the Mariner Senior Credit Facility are not binding on the Company and the Non-Mariner Subsidiaries. Mariner and the Mariner subsidiaries are obligated to continue to comply with the covenants contained in the Mariner Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of the Company and the Non-Mariner Subsidiaries. The converse is true with respect to the Company, which (together with its Non-Mariner Subsidiaries) must continue to comply with the covenants contained in its Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of Mariner and its subsidiaries.

  Mariner Senior Subordinated Notes. Mariner is also the issuer of certain 9-1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to that certain Indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner as issuer and State Street Bank and Trust Company as trustee, and are outstanding in the aggregate principal amount of $150.0 million.

  As a consequence of the Mariner Merger and the resulting change of control at Mariner, the holders of the Mariner Notes (the "Mariner Bondholders") have the right under the Mariner Indenture to put their Mariner Notes back to Mariner for repurchase (the "Change of Control Purchase") as a consequence of the consummation of the Mariner Merger. The Change of Control Purchase must be concluded within ninety (90) days after the effective time of the Mariner Merger, and will be at a price equal to 101% of the outstanding principal amount of any Mariner Notes that are put to Mariner.

  Mariner has the right to borrow up to $25.0 million under the Mariner Senior Credit Facility to pay the purchase price of any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner has also received a commitment from Salomon Brothers Holding Company Inc. and Salomon Brothers Inc. for a senior subordinated bridge loan facility in the maximum amount of $151.5 million to provide additional liquidity to pay the purchase price of any Mariner Notes so tendered. The Bridge Loan Commitment expires on September 30, 1998. Accordingly, Mariner anticipates having sufficient funds available to it to satisfy its obligation to purchase any and all Mariner Notes that are tendered pursuant to the Change of Control Purchase.

  Other Mariner Indebtedness. As of June 30, 1998, Mariner and its subsidiaries had approximately $64.9 million of facility-specific mortgage and other term loan indebtedness outstanding and $71.7 million in capital lease obligations.

  Changes in Healthcare Legislation. The Balanced Budget Act enacted in August 1997 (the "Balanced Budget Act"), contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, over the next five years. Approximately 50% of the savings will be achieved through a reduction in the growth of payments to providers and physicians.

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

  The Balanced Budget Act also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement programs, or, if adopted and implemented, what effect such initiatives would have on the Company.

  On January 30, 1998, the Health Care Financing Administration issued its new salary equivalency guidelines which change Medicare reimbursement rates for contracted therapy services. Under salary equivalency, the Company is reimbursed for contracted therapy services based on the time spent on the premises by the contract therapist times a fixed rate, depending on the service provided. While the new rates for physical therapy represent an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represent decreases from what the Company previously received. The salary equivalency guidelines will remain in effect until the facility at which such services are provided, including the Company's facilities and other facilities serviced by the Company's therapy subsidiaries, start billing under PPS. The Company believes that while salary equivalency had a slight adverse effect on its therapy revenue, the Company does not believe that salary equivalency will have a material adverse effect on the Company's consolidated revenues.

  Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The Company's estimated principal payments, cash interest payments, and rent obligations (including Mariner) for fiscal year 1998 are approximately $198.0 million.

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. The Company estimates that total capital expenditures for the year ending September 30, 1998 (excluding Mariner) will be approximately $60.0 million of which $30.0 million represents maintenance capital expenditures.

  In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At June 30, 1998 approximately $40.4 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease. The Company also received the consent of the requisite lenders under the Synthetic Lease transaction to permit the Mariner Merger, and certain covenants in the Synthetic Lease documents were modified to accommodate the Mariner Merger.

  The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

  The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, together with amounts available under the Senior Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Revolving Credit Facility will provide the Company with revolving loans in an aggregate principal amount at any time not to exceed $150.0 million, of which $131.3 million was available after considering $13.7 million in outstanding letters of credit and the $5.0 million borrowed at June 30, 1998. (As indicated above, effective July 31, 1998, availability under the Revolving Credit Facility was increased to $175.0 million.) In addition, the Mariner Senior Credit Facility will provide Mariner with revolving loans up to $460.0 million, of which approximately $127.3 million was available as June 30, 1998, after taking into account the $326.0 million in revolving loans and $6.7 million of letters of credit outstanding as of such date. The Company's future operating performance and ability to service or refinance the Notes, the Mariner Senior Credit Facility and the Mariner Notes and to extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MERGER

  As previously reported, the Company entered into a definitive merger agreement on April 13, 1998 with Mariner which was executed on July 31, 1998. Under the terms of the agreement, Mariner shareholders received one share of Paragon common stock for each Mariner share held. At the time of the Mariner Merger, Mariner owned, operated and managed freestanding inpatient skilled nursing facilities, provided rehabilitation program management services to other skilled nursing facilities and operated outpatient rehabilitation clinics, pharmacies and home health agencies.

CAUTIONARY STATEMENTS

  Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, "Management's Discussion and Analysis of Financial Condition and Results of Operation Capital Resources and Liquidity" contains information concerning the ability of the Company to service its debt obligations and other financial commitments as they come due and the effect of changes in healthcare legislation and regulation. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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

     (iii)The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the delicensing of facilities owned, leased or operated by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs could have a material adverse effect upon the operations of the Company.

     (iv) There can be no assurance that the Company will be able to continue its substantial growth or be able to fully implement its business strategies for its post-acute care, pharmaceutical services, rehabilitation services, or hospital services divisions or that management will be able to successfully integrate the operations of GranCare, LCA, and Mariner.



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

           The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. In November 1997, counsel for the Company met with the AUSA and the parties engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. In December 1997, the Company advised the AUSA that absent the United States agreeing to protect the confidentiality of the residents' medical records, and to prevent unauthorized disclosure of the information requested to non-government personnel, the Company would not agree to a voluntary production. The Company has heard nothing further from the AUSA. The Department of Justice attorney assigned to the case recently invited the Company to reopen discussions directly with the Department regarding the Company's position on the alleged claims. The Company will vigorously contest the alleged claims if the complaint is pursued.

            The Department of Justice ("DOJ") has advised the Company that the United States has declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Apollo/LCA/GranCare Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff is continuing to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. The plaintiff recently filed an amended complaint in response to a court order on defendants' motion to dismiss which gave plaintiff 20 days to file an amended complaint or have the original complaint dismissed. The plaintiff filed an amended complaint which does not raise any new or different allegations. The Company has filed a motion to dismiss the amended complaint and is awaiting a decision. No assurance can be given that, if the plaintiff were to prevail in his claim, the resulting judgment would not have a material adverse effect on the Company. In connection with the Company's acquisition of BCC, the primary stockholder (Donald
          C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company's common stock.

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

            On October 28, 1997, the parties to the aforementioned litigation entered into an Agreement and Stipulation of Settlement (the "Settlement Agreement") pursuant to which the plaintiffs agreed to dismiss, with prejudice, all claims against GranCare in consideration of, among other things, (i) certain additional disclosure included in the disclosure documents sent to GranCare stockholders in connection with their approval of the GranCare Merger and (ii) the payment by GranCare of the fees and expenses of plaintiffs' counsel in an aggregate amount of no more than $350,000. The effectiveness of the Settlement Agreement is subject to a number of conditions, including, among others, the entry by the court of a final judgment approving the terms of the settlement. GranCare entered into the Settlement Agreement based upon its belief that a speedy resolution of this dispute was in the best interest of the GranCare stockholders and in so doing did not in any way admit any wrongdoing or liability in connection with this matter. On April 6, 1998, the court preliminarily accepted the Settlement Agreement and ordered that notice of the Settlement Agreement be mailed to all class members. On July 24, 1998, the court gave final approval to the settlement and entered judgement dismissing the case with prejudice.

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

            Although the Cedars plaintiffs agreed to limit the class damages to restitution and emotional distress, the court has only certified the Classes with respect to the issue of liability and the various Classes' rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. Therefore, the class action will proceed only for purposes of proving liability under the claims and any corresponding rights to restitution. Upon a finding of liability, if any, emotional distress damages for any Class member other than the Class representatives, will be determined in separate trials. The Court's May 8, 1998 case management order outlined the division of claims and trials.

            At a status conference on May 7, 1998, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. Trial has been set for six weeks commencing March 15, 1999. The Company intends to vigorously contest the remaining alleged claims and the certification of the various Classes.

            On May 18, 1998, a class action complaint was asserted against the Company, certain of its predecessor entities and affiliates and certain other parties in the Tampa, Florida Circuit Court, Wilson, et al. v. Paragon Health Network, Inc., et al., case no. 98-03779, asserting 7 claims for relief, including breach of contract, breach of fiduciary duty, unjust enrichment, violation of Florida Civil Remedies for Criminal Practices Act, violation of Florida Racketeer and Corrupt Organization Act, false advertising and common-low conspiracy arising out of quality of care issues at a health care facility formerly operated by Brian Center Health and Rehabilitation/Tampa, Inc. and later by a subsidiary of LCA as a result of the Brian Center Corporation merger. The Company removed this case to Federal Court on June 10, 1998 and the matter is currently pending in the United States District Court for the Middle District of Florida, Tampa division, case no. 98-1205-CIV-T23B. The plaintiffs filed a motion to remand on June 22, 1998 and the Company filed a motion to dismiss on June 30, 1998. The Company is currently awaiting the outcome of these motions. The complaint has only been recently filed and no discovery has been conducted. Accordingly, the information available to the Company is very limited and the Company is unable to assess at this point the magnitude of the allegations. The Company intends to vigorously contest the request for class certification as well as all alleged claims made.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            In connection with the acquisition of Professional Rehability, Inc. and certain affiliated companies, on May 1, 1998 the Company issued 1,147,225 shares of its common stock (the "Shares") as part of the consideration. The Shares were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the Shares falls within this exemption because (i) the value of the Shares at the time of the issuance was approximately $22.6 million; (ii) the Shares were issued to one accredited investor; (iii) the Shares were not offered in a general solicitation or general advertising; and (iv) the resale of the Shares was properly restricted.


ITEM 5.  OTHER INFORMATION

            On July 31, 1998, the Company acquired Mariner Health Group, Inc. by merger, as previously disclosed in the Company's public filings with the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index


          Exhibit
          Number
          -------
          27.1        Financial Data Schedule


     (b)  Reports on Form 8-K

            On August 11, 1998 the Company filed Form 8-K announcing the completion of the acquisition by merger of Mariner Health Group, Inc. on July 31, 1998.

                                  SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 13, 1998



                                        MARINER POST-ACUTE NETWORK, INC.

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