Form 10-K405
period 1998-09-30
MARINER POST ACUTE NETWORK INC
filed 1998-12-29
CIK 882287

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                          Commission File No. 1-10968

                               ---------------

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

                                (678) 443-7000
             (Registrant's Telephone Number, Including Area Code)

                               ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                        NAME OF EACH EXCHANGE ON
                                                            WHICH REGISTERED
  TITLE OF EACH CLASS                                   ------------------------
Common Stock, Par Value $.01 Per Share................. New York Stock Exchange

                               ---------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the registrant held by non-affiliates of the registrant as of December 21, 1998 was $403,982,560, based on the closing sale price of the Common Stock on the New York Stock Exchange on said date. For purpose of the foregoing sentence only, all directors are assumed to be affiliates.

  There were 73,270,566 shares of Common Stock of the registrant issued and outstanding as of December 21, 1998, including approximately 160,000 shares issuable upon the exchange of Certificates formerly representing the common stock of predecessor corporations acquired by the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                               PART OF FORM 10-K
  INCORPORATED DOCUMENT                                        -----------------
Proxy Statement for the 1999
 Annual Meeting of Stockholders...............................     Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2.  PROPERTIES.....................................................    20
 ITEM 3.  LEGAL PROCEEDINGS..............................................    22
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    25
 ITEM 4A. EXECUTIVE MANAGEMENT OF THE REGISTRANT.........................    25
                                    PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.......................................................    27
 ITEM 6.  SELECTED FINANCIAL INFORMATION.................................    28
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    29
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......    45
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    46
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    80
                                    PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    80
 ITEM 11. EXECUTIVE COMPENSATION.........................................    80
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    80
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    80
                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................    81

                                    PART I

ITEM 1. BUSINESS

  Mariner Post-Acute Network, Inc. (the "Company") was formed through a series of business combinations commencing with the November 4, 1997 merger of Living Centers of America, Inc. ("LCA") with Apollo LCA Acquisition Corp., a Delaware corporation (the "Recapitalization Merger") and subsequent merger of GranCare, Inc., a Delaware corporation ("GranCare") with and into a wholly-owned subsidiary of LCA (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). On July 31, 1998, a wholly-owned subsidiary of the Company merged with and into Mariner Health Group, Inc., a Delaware corporation ("Mariner Health") with Mariner Health surviving the merger and continuing as a wholly-owned subsidiary of the Company (the "Mariner Merger"). The Company changed its name to "Paragon Health Network, Inc." following the Recapitalization Merger and subsequently changed its name to "Mariner Post-Acute Network, Inc." following the Mariner Merger. All references to "Mariner" or the "Company" are intended to include the operating subsidiaries through which the services described herein are directly provided. The GranCare Merger and the Mariner Merger were both accounted for under the purchase method of accounting and, accordingly, the results of operations of GranCare and Mariner Health have only been included in the Company's results from the respective dates of acquisition.

GENERAL

  The Company is one of the nation's leading providers of outcomes-oriented, post-acute health care services, with a particular clinical expertise in the treatment of short-stay subacute patients in cost-effective alternate sites. The Company's services and products, which are provided in selected markets, include post-acute care, inpatient care, comprehensive inpatient and outpatient rehabilitation services, healthcare services and products (including institutional and home pharmacy services, respiratory and infusion therapy and durable medical equipment), physician services, hospital unit management and rehabilitation staffing. By providing this continuum of care in selected markets as a network of services, the Company believes that it will be better able to maintain or improve quality of care and control costs while coordinating the treatment of patients from the onset of illness to recovery. The Company seeks to cluster facilities and other post-acute health care services in and around large metropolitan areas and major medical centers with large acute care hospitals in order to optimize post-acute admissions. The Company operates in 40 states with significant concentrations of facilities and beds in eight states and several metropolitan markets.

  The Company operates 428 inpatient and assisted living facilities containing over 50,000 beds, as well as 41 institutional pharmacies servicing more than 125,000 beds. The Company also operates 175 outpatient rehabilitation clinics, provides contract therapy services at over 1,200 locations, operates 11 long-term acute care hospitals ("LTACs") and manages specialty medical programs in acute care hospitals through more than 100 hospital relationships.

  As a result of the Mariner Merger, the Company has increased the density of the services it provides in many of its markets, which management believes will result in revenue enhancement opportunities. These opportunities are expected to be realized by expanding the range of services offered within each market, increasing patient acuity levels within the Company's facilities, minimizing the cost of services provided and strengthening relationships with hospitals, physicians and third-party payors, including managed care organizations.

  The Company has embarked upon the integration of the operations of Mariner Health and the Company into one operating structure. The Company and Mariner Health engaged in the Mariner Merger after a strategic assessment of the strengths of both companies: the Company's strategic leadership, critical mass of inpatient facilities and ancillary services in key markets and strong pharmacy component, and Mariner Health's clinical reputation, clinical systems and census development programs. The Company has assembled a skilled and experienced management team consisting of executives from both companies. The Company has also determined where its corporate, regional, and shared services offices will be located and is in the process of completing its consolidation. The Company also is in the process of moving away from a divisional organization to one operating structure offering networked services in key markets.

  The Company's principal executive offices are located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346, and the Company's phone number at such address is (678) 443-7000.

INDUSTRY OVERVIEW

  The healthcare industry has become one of the largest sectors of the U.S. economy, representing 13.6% of the nation's gross domestic product ("GDP") in 1995. Care for the elderly encompasses a broad range of healthcare services, including inpatient services, rehabilitation services, home health care, assisted living and pharmacy services. In response to increasing demands for quality care in a cost effective setting, post-acute providers are increasingly providing care for patients with specialized needs. These patients typically do not require many of the services provided in an acute care hospital setting but still have medically complex conditions that require ongoing nursing and medical supervision as well as access to specialized equipment and services. The Company believes that the significant factors affecting its industry are changing demographics, government regulations, changing reimbursement methodologies, an increasing focus on cost containment and industry consolidation.

  Demographic Trends. According to the U.S. Bureau of the Census, 1997 Statistical Abstract of the United States, approximately 12.7% of the U.S. population, or approximately 33.9 million people, are over the age of 65. Furthermore, research indicates that the likelihood of using a nursing home increases with advanced age (65 years and older). In addition, the Census Bureau further estimates that both the 65-84 and the 85+ age groups will increase dramatically through 2050 as the "Baby-Boomer" generation ages. Specifically, the percentage of the total national population represented by those people in the 65-84 category is expected to increase from 11.3% in 1996 to 17.6% in the year 2030, before falling to 15.4% in 2050, while the 85+ age group is expected to rise from 1.4% in 1996, to 2.4% in 2030, and to 4.6% by 2050, more than triple the 1996 numbers. As the elderly population in the United States continues to increase, the Census Bureau estimates that the number of nursing facility residents will also increase, from 1.7 million in 1996 to 5.7 million in 2030.

  Government Restrictions on Long-Term Care Facilities. While the demand for long-term care is growing, regulatory factors have served to limit the supply of long-term care beds. The construction of new long-term care facilities and the addition of beds to existing facilities are restricted by regulation in many states, most of which require entities that desire to enter the local long-term care market to apply for and obtain Certificates of Need ("CON") or other approvals under similar laws. The application and approval process for a CON or such other approval generally involves approval by a state regulatory agency for the construction, acquisition or closure of a long-term care facility, the addition or reduction of beds at a facility, or the addition of services provided by a facility. The significant construction costs and start-up expenses in some markets may further limit the number of new beds.

  Reimbursement. Reimbursement rates for long-term care providers are highly regulated by state and federal governments. A recent Medicare program initiative for Part A patients, the Prospective Payment System ("PPS"), has altered the reimbursement methodology to which long-term care providers were accustomed. Prior to July 1, 1998, long-term care providers were reimbursed under the federal Medicare program based upon the cost of the services provided. Beginning on July 1, 1998, the federal government began to phase in PPS, under which long-term care providers are paid one of 44 per diem amounts for each of their Part A patients, including any ancillary care provided. PPS requires providers to prospectively manage the care of the patient and the resources that are consumed. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. Accordingly, the ability to care for a patient with a high corresponding per diem reimbursement rate at a low cost will be critical to a company's success under PPS. Therefore, the ability to manage costs will be more important than ever before. In addition, recently enacted legislation has imposed limits on the amounts that can be charged for therapy services provided to Medicare Part B patients. These fee screens were published in November, 1998 and set forth the amounts that can be charged for specific Part B services provided. Previously, Medicare Part B therapy services were reimbursed on a cost basis. These fee screens will be effective January 1, 1999 as well as newly enacted overall per beneficiary limits of $1,500 per provider.

  Emphasis on Cost Containment--Escalating healthcare costs have caused governmental and other third party payors, including managed care providers, to implement cost containment initiatives. As a result, an increasing proportion of subacute care is being delivered outside the acute care hospital setting. Subacute care refers to complex medical care and intensive nursing care and therapies provided to patients with higher acuity disorders. Management believes that this level of care and these services are appropriately delivered in a skilled nursing environment where clinical outcomes are comparable to those achieved in acute care settings and where the cost structure is significantly lower. Skilled nursing facilities are significantly less capital intensive and do not require the specialized equipment used in acute care hospitals. Labor costs are also lower than in hospitals, which typically have a higher physician to nursing staff ratio and significantly more administrative personnel, including nursing staff not fully dedicated to providing care. Because management believes that post-acute care providers can achieve successful outcomes at a lower cost than acute care hospitals, management believes that hospital discharge planners, physicians and managed care and insurance company case managers are referring an increasing number of patients to post-acute care facilities, including those operated by affiliates of acute care hospitals.

  Industry Consolidation. Currently, approximately 1.7 million people are cared for in approximately 15,000 long-term care facilities in the United States. Market share data suggests that the industry is fragmented, with the 30 largest operators accounting for less than 25% of these total beds. The post-acute care industry has become subject to increasing competitive pressure, increased government regulation and a changing reimbursement environment. As a result, management believes that there is a trend towards consolidation of smaller, local operators, which lack sophisticated management information systems and services, into larger, more sophisticated national competitors.

BUSINESS STRATEGY

  The Company's strategy is to be a low cost provider of high-quality, post-acute health care services in select markets through the establishment of integrated networks of services with a particular emphasis on short-stay subacute patients. The Company believes that being a low cost provider will enhance its ability to respond to changes in reimbursement programs and managed care competition, including its ability to contract with payors on a case rate or capitated basis as well as with unaffiliated third parties with respect to the Company's ancillary services.

  Develop Industry Leading Infrastructure. The Company has devoted substantial time and resources integrating the operations of its predecessor corporations in order to realize significant benefits. The Company plans to continue the implementation of a "shared services" model under which the Company's product groups will utilize common information systems and financial reporting and accounting departments and the establishment of standard policies and procedures throughout the entire Company. Management believes that standardized operating processes and procedures throughout the Company will result in better, more consistent clinical care, improve quality and outcomes, and lower operating costs throughout the organization. Additionally management believes that information systems will play an important role in the PPS environment in establishing clinical protocols, case management, outcomes measurement, cost management and quality improvement. The Company believes its enhanced infrastructure, once completed, will enable it to market bundled services and integrate future acquisitions more efficiently as well as generate significant cost savings.

  Focus on Network Development in Core Markets. The Company's goal is to maintain and establish integrated networks of post-acute services in core markets by achieving a critical mass of inpatient facilities and related specialty medical businesses to form an integrated continuum of care. The Company will place strategic emphasis on: (i) expanding the services offered within its existing facilities; (ii) strategically managing its base of facilities and related services; and (iii) enhancing relationships with acute care hospitals, managed care providers and physicians.

  Attract and Care for Higher Acuity Patients. The Company intends to capitalize on the current trend towards reducing the length of patient stays in acute care hospitals by offering specialty medical services such as enteral, intravenous and respiratory therapies. Under PPS, care for patients requiring a high degree of therapy will be reimbursed at a higher rate than most other types of patients. Management believes that the Company's ability to care for higher acuity patients in a cost-effective manner will improve its payor mix, expand its customer base and increase operating margins.

  Provide Ancillary Services to Unaffiliated Parties. In addition to providing pharmacy and rehabilitation services to its own facilities, the Company is a leading provider of ancillary services to unrelated third parties. The Company intends to continue to aggressively market these services to others.

  Actively Manage Portfolio of Facilities and Services. The Company plans to aggressively manage its facility base and the services it provides, particularly in its core markets. In this regard, the Company will pursue a strategy that includes acquisitions and new construction as well as the disposition of facilities and businesses. Dispositions of facilities and businesses will occur primarily in those markets where the Company does not plan on engaging in network development or where management does not see a significant strategic benefit in providing a particular service.

OPERATIONS

  While the Company is in the process of moving away from a divisional organization towards an integrated operational structure, the Company's services will include five principal product groups. These product groups are:
(i) Mariner Inpatient Services; (ii) American Pharmaceutical Services; (iii) Rehability Health; (iv) Prism Rehab Systems; and (v) Mariner Specialty Services. For the year ended September 30, 1998, on a pro forma basis reflecting the Apollo/LCA/GranCare Mergers and the Mariner Merger as if they had been completed as of the beginning of fiscal 1998, these product groups accounted for the approximate percentage of revenues set forth below:

                                                            PRO FORMA YEAR ENDED
                                                             SEPTEMBER 30, 1998
                                                            --------------------
   Mariner Inpatient Services..............................         73.3%
   American Pharmaceutical Services........................          9.5%
   Prism Rehab Systems.....................................          9.7%
   Rehability Health.......................................          3.9%
   Mariner Specialty Services..............................          3.6%
                                                                    ----
     Total.................................................          100%

 Mariner Inpatient Services

  Inpatient Services is the largest source of revenue for the Company. The Company operates 416 inpatient facilities and 12 freestanding assisted living facilities encompassing over 50,000 beds in 29 states, and 11 long-term acute care hospitals ("LTACs") encompassing 591 beds in three states. All of the Company's inpatient facilities are certified by the appropriate state agencies for participation in the Medicaid program and substantially all are certified for participation in the Medicare program.

  The Company's inpatient facilities provide care to patients requiring access to skilled nursing care at anytime. All patients in the Company's inpatient facilities receive assistance with activities of daily living ("ADL" services) including feeding, bathing, dressing, eating, transportation, toiletry and related services. Inpatient care is provided by registered nurses, licensed practicing nurses and certified nurses aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its Medical Director, and establishes relationships with a number of independent local specialists, who are available to care for the facility's patients. The Company's inpatient facilities provide a broad range of case management services over the course of treatment, including, as appropriate, admission into the MarinerCare(R) programs, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning and arrangement for home care. These basic services are supplemented, in the Company's Medicare certified facilities, by rehabilitation services, including physical, occupational, speech, respiratory and psychological therapies.

  In addition, the Company operates specialized units in many of its inpatient facilities, which provide subacute care to patients with medically complex conditions. Within these specialty units, trained staff members offer care for patients as an alternative to treatment in the more expensive acute care hospital setting. In addition to basic therapy services these specialty units offer enteral therapy, intravenous therapy, specialized wound management, ventilator care, tracheostomy care, cancer and HIV care. These specialized units have a higher staffing level per patient than the Company's other inpatient facilities and compete with acute care and rehabilitation hospitals, which management believes typically charge rates higher than those charged by the Company's specialty units.

  The Company's assisted living facilities provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal supervision. For assisted living residents, the Company provides basic ADL assistance combined with easy access to higher acuity settings should the resident's health condition dictate the need for more intensive services.

  This product group is also responsible for the operation of the 11 LTACs that the Company owns, leases or manages. LTACs provide an intermediate place to which patients can be discharged from a short-term acute care hospital when the patient's condition warrants more intensive care than can be provided in a typical nursing facility. The Company's LTAC's are generally located in areas where the Company has a significant concentration of inpatient facilities to which the LTAC patients can be discharged as their condition improves, thus constituting a key referral source.

  Mariner Inpatient Services also provides services to residents with Alzheimer's disease. Within specially designated and designed portions of certain of its inpatient facilities, the Company operates 83 units with approximately 2,863 beds dedicated to addressing the problems of disorientation and perceptual confusion typically experienced by residents with Alzheimer's disease. The Alzheimer's care units also provide education and support to the residents' families. The Company provides specially trained activity directors and nursing staffs to these units and employs a Director of Alzheimer's Programming to supervise program development and staff training.

  The Company also maintains the MarinerCare(R) clinical program in more than 50 of its facilities. This program is designed to address the medical requirements of a large group of patients with similar diagnoses in a high-quality, cost-effective manner. MarinerCare(R) programs are inpatient short-stay regimens based on defined protocols and utilize various medical services provided by the Company. These programs are focused on the needs of patients who are recuperating from a major injury, surgery or illness, and incorporate specific patient admission, evaluation and discharge criteria and standardized treatment protocols and regimens, which have been developed over several years based on the Company's clinical experience. Using these criteria, the Company evaluates which patients would benefit most from its programs prior to their admission. Upon admission, a care plan and projected discharge date are established for each patient. Throughout a patient's inpatient stay, the Company carefully monitors and evaluates the patient's progress and makes adjustments to the patient's treatment. Educating patients regarding their ailments and treatments also comprises a part of each program. MarinerCare(R) programs typically involve inpatient treatment periods of 20 to 45 days. At its inpatient facilities, the Company offers a mix of MarinerCare(R) programs tailored to serve the demands of the local markets. In the facilities it acquires, the Company intends to focus on treating subacute patients and implementing appropriate MarinerCare(R) programs or other clinical programs.

  The Company currently offers the following MarinerCare(R) programs in selected facilities:

  Orthopedic Recovery. Patients who are recovering from orthopedic surgery (such as joint replacements or amputations) or serious fractures may be admitted into this MarinerCare program as early as three days after surgery or injury. These patients typically require comprehensive rehabilitation, including physical or occupational therapies, following stabilization of their conditions or after surgery, and may require traction or fixation devices.

  Cardiac Recovery. Patients who are recuperating from heart attacks or heart surgery, or associated complications, are provided with the nursing and rehabilitation services necessary to enable them to enter an outpatient rehabilitation program.

  Pulmonary Management. Patients with acute or chronic lung disease, including those with tracheotomies and those who are on ventilators, are provided with short-term intensive programs of pulmonary, physical or occupational therapies.

  Vascular and Wound Management. Patients who are recovering from surgery for circulatory problems or from difficult-to-heal wounds or burns receive services designed to further the healing process, such as state-of-the-art dressing techniques, specialized bed therapies, nutritional support and physical or occupational therapies.

  Oncology Management. Patients who have undergone surgery, chemotherapy, radiation, immunotherapy or hormone therapy as a result of cancer are provided with a range of services, including pain management and nutritional and psychological support.

  Stroke Recovery. Patients who are recovering from strokes and require treatment for related neurological and physical problems are provided with a range of services, including physical, occupational and speech therapy.

  Medically Complex. Under this program Mariner treats patients with medical complications that prolong their recuperative period from a major illness. These secondary complications must be resolved or brought under control before their primary diagnosis can be addressed. These patients typically require many ancillary services and therapies. The goal of this program is to return patients to their homes with or without support services when sufficiently recovered.

 American Pharmaceutical Services

  The Company's pharmaceutical services product group, American Pharmaceutical Services, Inc. ("APS"), is the fifth largest provider of institutional pharmacy services in the United States. Through 41 institutional pharmacies in 15 states, APS provides services and products to more than 1,000 long-term care centers with more than 125,000 beds in 19 states.

  APS specializes in meeting the needs of healthcare providers in subacute care, long-term care and assisted living settings. APS' primary products are pharmacy dispensing, intravenous (IV) and enteral therapy supplies and orthotics. The Company provides infusion therapies, including hydration, total parenteral nutrition, antibiotic, peritoneal dialysis and pain management therapies. Infusion therapies are often required in treating patients with chronic infections, digestive disorders, cancer and chronic and severe pain. The Company also provides specialized medical equipment and supplies, including ventilators, oxygen concentrators, diagnostic equipment and various types of durable medical equipment. Equipment and supplies are available to patients both in its inpatient facilities and at home.

  Through contractual agreements, APS provides consultant pharmacists specializing in long-term care drug regimen reviews and regulatory monitoring. Additionally, the division also provides full clinical support for its products and services through long-term care facility staff education and quality assurance programs.

  Vitalink Pharmacy Services, Inc. ("Vitalink") has the right to provide pharmaceutical supplies and services and related consulting services to the skilled nursing facilities that were operated by GranCare as of the effective time of the February 1997 sale of GranCare's institutional pharmacy business to Vitalink. These agreements expire in February 2002 and limit the ability of other pharmacy providers (including APS) to service these facilities.

 Prism Rehab Systems

  Prism Rehab Systems provides comprehensive rehabilitation programs and services (physical, occupational and speech therapy) to nursing facility residents through contracts with over 1,200 inpatient facilities throughout the United States. This product group also provides a variety of rehabilitation management consulting services to post-acute and long-term care facilities. These consulting services focus on enhancing the quality of rehabilitation therapy and include supervision of clinical procedures, documentation and billing protocols, as well as monitoring of patient outcomes. The primary payor for Prism's services is the Medicare program. Accordingly, the initiation of PPS and the fee screen schedules and therapy caps for Part B Medicare patients to be implemented on January 1, 1999 are expected to have an adverse effect on Prism's operations.

  The objective of Prism's programs is to assist the patients in attaining their optimal level of functional independence. Rehabilitation services are instrumental in lowering the overall cost of care by reducing the length of a patient's stay and improving a patient's quality of life. Specialized management staff oversee these rehabilitation programs to ensure high-quality service delivery, program compliance and achievement of optimal outcomes for the patient.

  Prism Rehab Systems rehabilitation programs are designed to assist inpatient facilities in providing comprehensive rehabilitation services and in attracting patients who would benefit from these services. The Company provides a contracting facility with the physical, occupational and speech therapists necessary to provide comprehensive rehabilitation services to the facility's patients. In selected facilities, the Company also provides MarinerCare(R) rehabilitation programs which include case management and quality assurance services, as well as coordination of admissions functions with key referral services. The Company also offers consulting services regarding managed care reimbursement and cost containment strategies to these facilities. By utilizing Prism Rehab Systems rehabilitation programs, the Company believes that inpatient facilities are able to offer a cost effective rehabilitation program which will make the facilities' service package more attractive to managed care organizations.

  In implementing a facility's rehabilitation programs, and in accordance with physician's orders, therapists screen patients in the facility to assess and identify those with functional problems. A therapist, together with the patient's attending physician and staff of the facility, designs a plan of care with specific long and short-term goals. Therapists with specializations appropriate for the patient's condition meet with the patient on a regular basis and render the prescribed rehabilitation services. The Company's therapists assist the facility in working with local hospitals, payors and managed care organizations to evaluate identified patients who may benefit from the facility's rehabilitation services. Rehabilitation services are typically rendered in a dedicated room located within the facility which is equipped with rehabilitation equipment.

  This product group also manages several pediatric programs, provides temporary staffing to schools, and provides therapists to clinics.

 Rehability Health

  Rehability Health operates the Company's outpatient rehabilitation clinics, hospital services, network administration and worksite programs. This product group currently operates 174 outpatient rehabilitation clinics in 18 states, with geographic concentrations of clinics in six major metropolitan areas. The primary focus of these clinics is rehabilitation services related to occupational, sports and other injuries that are treatable on an outpatient basis. In addition, Rehability Hospital Services provides inpatient and outpatient rehabilitation services under 43 contractual arrangements with acute-care hospitals. Rehability Health also offers rehabilitation services to corporations for their employees through its Work Health product line, a network of over 1,600 rehabilitation clinics, and through its Continuum Health Options, which provides rehabilitation services at the worksite.

  Occupational injuries and workers' compensation claims constitute the majority of Rehability Health's business. The primary payor for Rehability Health's services are private employers and their insurance carriers. Rehability Health received approximately 8% of its net patient revenues from the Medicare program for the year ended September 30, 1998. Accordingly, PPS and the fee screen schedules to be implemented on January 1, 1999 have not had and are not expected to have a material impact on Rehability Health.

 Mariner Specialty Services

  Mariner Specialty Services operates the Company's hospital program management, home health services and physician practice management businesses. Through its Specialty Services Group, the Company manages specialty medical programs in acute care hospitals through more than 100 hospital relationships in 19 states and more than 30 home health, hospice and private duty branches in seven states. Effective September 30, 1998, the Company divested itself of substantially all of its hospice operations and is considering various options with respect to its remaining home health and other specialty service operations.

  The service offerings for hospital program management include developing and managing specialty geriatric programs on behalf of acute care hospitals, including subacute skilled nursing, rehabilitation therapy, geriatric mental health, respiratory therapy and geriatric primary care networks. The Company is generally responsible for managing the clinical and operational aspects of a prescribed program, including quality control. Following the design and implementation of a program, the Company provides a program administrator who is supported by a centralized staff of experts. The Company receives a management fee, typically based on the number of beds it manages.

  The service offerings for home health include home health, private duty nursing and hospice services. In addition, through its home health agencies, the Company provides skilled nursing, rehabilitation, pharmacy, infusion therapy and respiratory services and durable medical equipment and supplies to individuals needing such services in their homes, permitting the Company to continue to meet the nursing care needs of patients discharged from its facilities.

SOURCES OF REVENUE

  The Company receives payments for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid and from private insurers and the patients themselves. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the payor mix, the type of services rendered to the patient and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories as well as changes in the quality mix will significantly affect the profitability of the Company's operations. Historically, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Also, the Company historically derived higher revenues from providing specialized medical services than routine inpatient care. For the year ended September 30, 1998, the Company derived 29.9%, 31.5% and 38.6% of its net patient revenues from private pay, Medicare and Medicaid services, respectively (without giving pro forma effect to the GranCare Merger and Mariner Merger).

  On a pro forma basis, the increasing trend in the percentage of revenues derived from private pay and Medicare sources has been attributable primarily to the growth in the Company's pharmacy, therapy, contract management and subacute operations. In addition, the Company's average reimbursement rate per patient day for Medicare patients has increased more rapidly than for Medicaid residents due primarily to the higher reimbursement rate associated with an increase in acuity level. Although reimbursement for Medicare residents historically generated a higher level of revenue per patient day, with margins that generally exceeded those of Medicaid patients, profitability was not proportionally tied to the revenue growth due to the additional costs associated with providing the higher level of care and other services required by such residents. The Company anticipates that PPS and fee screens for Part B Medicare therapy services will further erode the profitability of Medicare patients as compared to Medicaid patients.

  The Company is in the process of evaluating the effect of the recently established PPS system for the Medicare program on its revenues. Under PPS, each patient is evaluated and assigned to one of 44 payment groupings, which determines the per diem reimbursement rate for that patient. The higher the acuity level of the patient, the more services that are required by that patient. Accordingly, a higher acuity patient that requires more services will be assigned to a higher payment grouping, resulting in a higher per diem rate. The ability of the Company to offer the ancillary services required by higher acuity patients in a cost effective manner will be critical to the Company's success and will affect the profitability of the Company's Medicare patients.

MARKETING

  In marketing its services, the Company pursues a two-tiered strategy. It markets its facilities, programs and services, first to payors and managed care organizations at the regional level and, second, to professionals responsible for discharging patients at local hospitals at the facility level. At the regional level, the Company's sales personnel seek to establish relationships with payors and managed care organizations, who are increasingly important sources of referrals for subacute patients. The Company develops contractual relationships with such payors and organizations on a local, regional and national basis. Regional level marketing will become increasingly important as the Company establishes networks of services in its key markets.

  Information systems are being developed to provide marketing managers with the ability to assess competitors, identify and target referral sources and track several key indicators of sales performance for each local market. Implementation of this marketing and sales program will also provide the Company with the ability to manage and measure performance at both the local and national level allowing the Company to identify shifts in market trends as they occur.

  Local market sales efforts focus on establishing and maintaining cooperative relationships and networks with physicians, acute care hospitals and other healthcare providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. Sales programs targeting managed care payors are also being implemented at both the local and national level. Ongoing assessment of customer satisfaction with the Company's services allows for improvements in product and sales performance.

  In key markets, the Company's services are operated as part of a marketing cluster. This strategy creates a strong focus on identifying more cost effective methods to provide healthcare. There are opportunities to link services and offer multiple services to a single payor within these targeted markets. Development of programs to coordinate marketing efforts for all of the Company's services within each targeted market will improve the efficiency and effectiveness of its efforts, while creating an ability to offer a continuum of care for post-acute services.

  The Company plans to take advantage of other opportunities for increased profitability, including arrangements with healthcare providers such as health maintenance organizations ("HMOs"). The Company continues to establish relationships with managed care providers which it believes will increase its subacute care business. The cluster market approach is expected to enhance the Company's ability to serve large providers of managed care within its targeted markets. Typically, patients referred by managed care providers, including HMOs and preferred provider organizations, generate higher revenues per patient day than Medicaid patients as a result of the higher acuity of the enrollees. Management believes that the Company's ability to provide subacute and specialty medical services at a lower cost than acute care hospitals is a competitive advantage in becoming the provider of choice for managed care providers.

COMPLIANCE INITIATIVES

  In May 1998, the Company established the Office of Ethics and Compliance (the "Compliance Office") in order to formalize the adoption of a Company-wide ethics and compliance program. Located in Washington, D.C., the Compliance Office is headed by Eric M. Thorson, Senior Vice President-Office of Ethics and Compliance. Mr. Thorson has had extensive experience in the area of compliance and most recently served as Chief Investigator, United States Senate, Committee on Finance and as Chief Investigator, Permanent Subcommittee on Investigations prior to joining the Company. The purpose of the Compliance Office is to address the Company's compliance issues, communicate issues to the Chief Executive Officer and Board of Directors of the Company, monitor the Company's "hotline," assure ethical and legal conduct by the Company's management and employees, and to work with the Human Resources, Total Quality Management, Legal and Internal Audit Departments on compliance training issues, on quality of care issues and legal matters involving compliance issues.

  The Company's "hotline" is prominently posted in all of the Company's inpatient facilities and other areas where the Company has operations. Employees, patients and family members are encouraged to call the hotline, either in person or anonymously, to report any potential issues that they might note. Upon receipt of a call, the Compliance Office investigates the issue and, if necessary, liaisons with the appropriate corporate departments in order to resolve the issue. Employees are assured that any calls to the hotline will not result in any retribution by the Company. Management believes that this program has been highly successful and will help the Company to identify trends and potential problem areas in a timely fashion for quick remediation.

  Simultaneously with the establishment of the Compliance Office, the Company adopted a comprehensive Business Ethics Policy and has undertaken a Company-wide compliance training initiative. The purpose of this program is to emphasize to the Company's employees their obligation not to engage in inappropriate behavior and, where appropriate, to report allegations of inappropriate actions to the Compliance Office, which then investigates the matter. The Company plans to roll out additional compliance training for senior management, key employees and supervisory personal during 1999. The Company will continue to train all new employees as part of the new employee orientation.

  The Company has also implemented a comprehensive background check initiative aimed at improving the quality of the Company's workforce and reducing employee turnover. To the best of the Company's knowledge, the design of this program meets or exceeds all state and federal regulatory requirements for background checks and is applied consistently across the entire Company. The Company believes that these initiatives will enable the Company to become an industry leader in the area of compliance and improve the quality of its services.

MANAGEMENT INFORMATION SYSTEMS

  The Company has devoted and will continue to devote substantial time and resources towards integrating the existing information systems of its constituent corporations. Management expects to complete the installation of a new client-server based financial and payroll/human resource software package during 1999. The new software is expected to provide more timely retrieval of financial and operating data and enhanced analytical review capabilities, thereby increasing the utility and functionality of the Company's information systems. In preparation for this implementation, the Company completed a business process review of its financial and payroll/human resource processing procedures. This business process review was designed so that maximum benefit from the functionality offered by the new client-server software package could be attained, best practices could be adopted for financial and payroll/human resource processing based on procedures currently in use both within and outside the industry and customization of software could be minimized. Management expects the combination of the client-server implementation and business process review to strategically position the Company to operate under a shared services model. Benefits of a shared services model are expected to include standardized financial reporting, streamlined human resource management and increased access to critical and time-sensitive information across the Company.

  The ability to measure clinical and financial outcomes is central to the Company's delivery of care and to the Company's success under PPS. The Company has implemented a program designed to measure a patient's functional ability on admission, at discharge and, for certain patients, six weeks after discharge. Patients' rehabilitation potentials are evaluated using a standardized measurement system, which rates a patient's independence in performing a number of basic activities of daily living. This rating system permits the Company to initially assess whether the patient will benefit from the Company's programs, document the severity of a patient's initial impairment and measure the outcome and cost of the patient's recuperation. Using a case management approach, a patient's progress is continually monitored so that the appropriate level of care is being delivered at the right time and in the appropriate setting under the applicable clinical program. The Company believes that its standardized approaches to delivering care and measuring outcomes are particularly attractive to managed care organizations and large third-party payors because they facilitate such organizations' and payors' increasing desire to be provided with outcomes data in order to manage and contain costs.

  In the PPS environment, the ability to manage costs will be increasingly important. Under PPS, the acuity level of a patient and the level of ancillary services required will determine the per diem reimbursement rate for that patient. Accordingly, providing care to high acuity patients at a low cost will be critical to the Company's success. The Company believes that effective information management systems will assist the Company in maintaining uniform clinical protocols, case management procedures, outcomes measurement procedures, cost management procedures and billing and reporting procedures throughout the entire Company. Ultimately, once, these protocols and procedures have been implemented at the Company's facilities, the Company believes that they will enable the Company to operate more efficiently under PPS.

QUALITY ASSURANCE

  The Company is implementing a uniform, comprehensive quality assurance program based on the Mariner Health model. This program seeks to ensure that facilities meet the Company's standards, which include comprehensive training requirements and satisfactory results on patient satisfaction surveys. The Company's quality assurance program includes a training program for all new employees and periodic training programs for clinical personnel. The Company believes that its utilization of standardized protocols will facilitate its clinical staffs' training and skill retention.

  The Company has also developed a patient satisfaction questionnaire which is included in each patient's discharge package. Facility administrators' performance reviews and bonuses are dependent in part upon the results of the facility's quality as measured by regulatory surveys and its patient and family satisfaction questionnaire.

REGULATION

  Various aspects of the Company's business are regulated by the federal government and by the states where the Company has operations. Regulatory requirements affect the Company's business activities by controlling growth, requiring licensure and certification for the Company's facilities and healthcare services, and controlling reimbursement for services provided. Although certain proceedings have been brought alleging that the Company has not complied with federal regulatory requirements (see "Legal Proceedings"), the Company believes it materially complies with applicable regulatory requirements. However, there can be no assurance that the Company will be able to maintain such compliance or will not be required to expend significant amounts to do so. The Company has implemented an enhanced Company wide compliance program that it believes will reduce the Company's exposure to third party claims in the future. See "Business -- Compliance Initiatives."

  Medicare and Medicaid. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company's nursing facilities, assisted living facilities, home health agencies and hospices, pharmacies, and rehabilitation clinics are licensed under applicable state law and are certified or approved (other than the assisted living facilities) as providers or suppliers under Medicare and state Medicaid programs, as applicable.

  Cost Based Reimbursement. The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities, long-term acute care ("LTAC") hospitals and home health agencies for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") discussed below, Medicare is phasing-in a prospective payment system ("PPS") for skilled nursing facilities and home health services starting with cost reporting periods beginning on or after July 1, 1998 for skilled nursing facilities and October 1, 2000 for home health agencies.

  Medicare revenues and Medicaid reimbursement rates have historically been determined from annual cost reports filed by the Company which are subject to audit by the respective fiscal intermediaries and agencies administering the programs. The audits generally focus on the reasonableness and necessity of the costs incurred by providers. Some Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some facilities which reduce the amount of reimbursement that was received by the facilities and which the Company is appealing. Significant cost adjustments are based on the intermediaries' denials of the exception to the related organizations principle with regard to services and supplies furnished by the Company's pharmacy and rehabilitation divisions to its nursing facilities, and reductions to costs claimed for therapy services for alleged failures to comply with prudent buyer requirements. The Company believes it has substantial arguments in support of its position that the contested costs are appropriate, but there can be no assurance that the Company will prevail on all or any appeal issues, nor that it will not be required to expend significant amounts to complete the appeal process. Adjustments to the Company's cost reports historically have not had a material adverse effect on its operating results. However, there can be no assurance that future adjustments to such cost reports or unsuccessful appeals of current adjustments will not have a material adverse effect on the Company's operating results. The Company files routine cost limit exception requests with respect to cost reporting periods prior to the implementation of PPS for the facilities which exceed the limits and fit the criteria as exception candidates. The Company benefits from these exceptions, and generally exception requests have been approved. However, there can be no assurance that any such pending or future requests for the routine cost limit exception will be granted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Healthcare Regulatory Matters."

 Balanced Budget Act--Medicare. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs which affect the Company. With respect to the Medicare program, the new law required the establishment of a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. The PPS system is being phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented fee screens with respect to Medicare Part B therapy services, which will be effective January 1, 1999. These rates were published in November 1998 and revise the reimbursement methodology with respect to these services from a cost-basis to a set fee. The Balanced Budget Act also imposed a per beneficiary cap of $1,500 per provider per therapy service provided, also effective January 1, 1999. The Balanced Budget Act also instituted consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care are made to the facility, regardless of whether the item or service was directly furnished by the facility or by others under arrangement. While this provision was to be effective for items or services furnished on or after July 1, 1998, it has been delayed indefinitely. Likewise, the Balanced Budget Act required the Secretary of the Department of Health and Human Services ("HHS") to establish a PPS system for home health services, to be implemented beginning October 1, 1999. Subsequent legislation in 1998 delayed the effective date until October 1, 2000. The law also contains provisions affecting outpatient rehabilitation agencies and providers, including a 10 percent reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999, and the application of per beneficiary therapy caps currently applicable to independent therapists to all outpatient rehabilitation services beginning in 1999. With regard to hospices, the Balanced Budget Act limits reimbursement by setting the payment rate increase at a market basket minus 1.0 percentage point for fiscal years 1998 through 2002. The law also institutes a number of reforms of the hospice benefit, including a provision that hospices can be reimbursed based on the location where care is furnished (rather than the location of the hospice), effective for cost reporting periods beginning on or after October 1, 1997. Other provisions limited Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.


  On May 12, 1998, the Health Care Financing Administration ("HCFA") released the nursing home PPS rates for skilled nursing facilities that are in effect from July 1, 1998 through September 30, 1998. As of November 30, 1998, 174 of the Company's facilities were operating under PPS. PPS has resulted in more intense price competition and lower margins among ancillary service providers (including the Company's pharmacy, therapy, and hospital services subsidiaries). However, while the Company believes that PPS will also provide opportunities for efficiently operated, low cost providers to achieve economies of scale, there can be no assurance that the Company will be successful in reducing its costs of services below the PPS reimbursement rates or the Medicare Part B therapy fee screen rates.

  While Congress has implemented PPS with respect to skilled nursing facilities, no action was taken with respect to LTAC's. However, the Balanced Budget Act mandated that HHS formulate a legislative proposal to develop a PPS system for specialty medical care programs within acute care hospitals. The Company anticipates that this will occur, but cannot anticipate when it will occur.

  Balanced Budget Act--Medicaid. The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. However, no assurance can be given that these providers in order to meet quality and safety standards. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states waiver provisions ultimately will not change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

  Future Reform. Healthcare reform remains an issue for healthcare providers. Many states are currently evaluating various proposals to restructure the healthcare delivery system within their respective jurisdictions. It is uncertain at this time what legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. Management anticipates that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. Management is unable to predict the ultimate impact of any future state restructuring of the healthcare system, but such changes could have a material adverse impact on the results of operations, financial condition and prospects of the Company.

  The Company expects Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures. The Company cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have on the Company. There can be no assurance that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to such programs.

  Survey and Certification. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987, obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by Health Care Finance Administration ("HCFA") effective July 1, 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies (meaning remedies other than termination of a facility from the Medicare or Medicaid programs) against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil money penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. HCFA requires long-term care providers, home health agencies and hospices to comply with certain standards as a condition to participation in the Medicare and Medicaid programs. Failure to comply may result in termination of the provider's Medicare and Medicaid provider agreements.

  The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such review, either takes appropriate corrective action and/or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon the measure to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs, or licensure revocation. No such enforcement action against a facility or provider has had a material adverse impact on the Company although there can be no assurance that such an enforcement action will not have a material impact on the Company in the future. The Company believes it substantially complies with these regulatory requirements, but there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to do so.

  Referral Restrictions and Fraud and Abuse. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. Violation of the anti-kickback statute, pursuant to the Balanced Budget Act, now carries a civil monetary penalty of $50,000 per act, and treble the remuneration involved without regard to whether any portion of that remuneration relates to a lawful purpose. The statute contains "safe harbor" exceptions including those for certain discounts, group purchasing organizations, employment relationships, management and personal services arrangements, health plans and certain other practices defined in regulatory safe harbors.

  The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.

  There are other provisions in the Social Security Act and in other federal and state laws authorizing the imposition of penalties, including fines and exclusion from participation in Medicare and Medicaid, for various billing and other offenses.

  Additionally, the Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous health fraud provisions, including new civil money penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for certain providers and suppliers including home health agencies; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal healthcare program (other than the Federal Employees Health Benefits Program).

  In 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers as well as several other types of healthcare services. Over the longer term, Operation Restore Trust investigative techniques will eventually be used in all 50 states, and will be applied throughout the Medicare and Medicaid programs. The OIG has issued, and will continue to issue, Special Fraud Alert bulletins identifying "suspect" characteristics of potentially illegal practices by providers, and illegal arrangements between providers. The bulletins contain "Hot Line" numbers and encourage Medicare beneficiaries, health care company employees, competitors, and others to call to report suspected violations. Enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare and Medicaid program exclusion.

  False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7(b) prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have been made under the civil provisions of the statute in certain qui tam actions that the Company has filed false claims. See "Legal Proceedings" for a discussion of these allegations.

  In addition to qui tam actions brought by private parties, the Company believes that governmental enforcement activities have increased at both the federal and state levels. The Company has received a request for documents with respect to certified nurse assistant ("CNA's") billing practices at 20 inpatient facilities. See "Legal Proceedings." There can be no assurance that substantial amounts will not be expended by the Company to cooperate with these investigations and proceedings or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with any of the anti-fraud provisions discussed in the paragraphs above, the Company could be materially adversely affected.

  Management is unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurances that such laws will ultimately be interpreted in a manner consistent with the Company's practices. See "Legal Proceedings."

  Certificate of Need. CON statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds. CONs or other similar approvals may be required in connection with the Company's future acquisitions and/or expansions. There can be no assurance that the Company will be able to obtain the CONs or other approvals necessary for any or all such projects.

  Contract Management Regulation. Contract managers of geriatric mental health centers, subacute care units, specialty acute hospitals and senior health centers are not typically subject to direct regulation, although the Company may be held responsible for violations of certain federal and state laws, such as the referral restrictions and fraud provisions (if the contract manager is providing billing services) described above. Further, the facilities managed by the Company on a contract basis will be subject to regulation. Management contracts with these facilities may hold the Company accountable in certain instances to a facility which is cited for non-compliance with regulatory requirements. Further, there can be no assurance that the facilities managed by the Company will not be subject to statutory or regulatory changes which might adversely impact these facilities and, indirectly, the Company's contract management business.

  Therapy Regulation. The Company furnishes therapy services on a contract basis to certain providers and to patients in most of its facilities, as well as through its outpatient clinics. In most instances, the providers bill Medicare for reimbursement of the amounts paid to the Company for these services. HCFA has the authority to establish limits on the amount Medicare reimburses for therapy services. For services other than inpatient hospital services, these limits are equivalent to the reasonable amount that would have been paid if provider employees had furnished the services. On January 30, 1998, HCFA issued its new salary equivalency guidelines which change Medicare reimbursement rates for contracted therapy services. Under salary equivalency, the Company is reimbursed for contracted therapy services based on the time spent on the premises by the contract therapist times a fixed rate, depending on the service provided. While the new rates for physical therapy represent an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represent decreases from what the Company previously received. The salary equivalency guidelines will remain in effect until the facility at which such services are provided, including the Company's facilities and other facilities serviced by the Company's therapy subsidiaries, start billing under PPS. The Company believes that while salary equivalency had a slight adverse effect on its therapy revenue, the Company does not believe that salary equivalency will have a material adverse effect on the Company's consolidated revenues. Effective January 1, 1999 a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, effective January 1, 1999, Medicare Part B therapy services will no longer be reimbursed on a cost basis. Payment for each service provided will be based on fee screen schedules published in November, 1998.

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

  Home Health/Hospice. Recent legislation requires that home health agencies, among other things, re-enroll in the Medicare program every three years and, at the time of re-enrollment, submit to an independent audit of their records and practices. On September 19, 1997, the OIG issued its report on "Hospice Patients in Nursing Homes" which made findings of lower frequency of services, the overlap of services and the questionable enrollment in hospice by certain nursing home patients, and concluded that current payment levels for hospice care in nursing homes may be excessive. The OIG recommended that HCFA seek legislation to modify Medicare or Medicaid payments for hospice patients living in nursing homes. Until such legislation is adopted, the Company is unable to predict what impact it will have on the current payment structure.

  Nursing Home Enforcement Initiatives. President Clinton has announced initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. On July 21, 1998, the President directed HCFA to ensure that states take tougher enforcement measures in surveying skilled nursing facilities; including the onsite imposition of fines without grace periods, the imposition of fines per violation rather than per day of noncompliance, and increased review of facilities' systems to prevent resident neglect and abuse. On December 7, 1998, the President announced that the Administration would continue its crackdown on providers who commit Medicare program fraud by empowering specialized contractors to track down Medicare scams and program waste, and by requiring providers to report evidence of fraud so patterns of fraud can be identified early and stopped. HCFA is to develop a comprehensive plan to fight waste, fraud, and abuse in the Medicare program, and to report to the President in early 1999.

  Senate Hearing. During the week of July 27, 1998, the Senate Special Committee on Aging conducted a hearing concerning nursing home quality issues, which resulted in heightened media attention and increased public scrutiny of the nursing home industry. In the ensuing months, there appears to have been increased enforcement actions against nursing homes, including those operated by the Company, by state survey agencies, including threats to terminate facilities from the Medicare and Medicaid programs, and the impositions of fines. While no facilities operated by the Company have had Medicare contracts terminated, a number have had fines imposed. The Company evaluates each fine imposition and either pays the fine as assessed or appeals the assessment. See "--Survey and Certification." While the Company believes that it substantially complies with applicable regulatory requirements, there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to pursue appeals of fine impositions or other sanctions.

  OIG Fiscal Year 1999 Work Plan. In November of 1998, the OIG released its fiscal year 1999 Work Plan, which summarizes the major projects the OIG intends to pursue in each of HHS' major operating areas, including HCFA. Eleven review initiatives concerning nursing homes were announced. Several initiatives indicated a heightened emphasis within the OIG on quality of care issues, and several involve an evaluation of the reasonableness of and costs associated with therapy services provided in skilled nursing facilities. Other nursing home reviews will include the implementation of PPS, pre-PPS reimbursement of ancillary medical supplies, and whether mental health services in nursing homes continue to be inappropriately billed. Reviews related to drug reimbursement will include an assessment of the impact of infusion therapy suppliers' charges on nursing home cost reports. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, there can be no assurance that the Company will not be required to expend significant sums in connection with increased governmental investigatory activity.

COMPETITION

  The long-term healthcare industry is segmented into a variety of competitive areas which market similar services. These competitors include nursing homes, hospitals, extended care centers, assisted living facilities, retirement centers and communities and home health and hospice agencies. Many operators of acute care hospitals offer or may offer post-acute care services in the future. These operators would have the competitive advantage of being able to offer services to patients at their affiliated post-acute care operations. The Company's facilities historically have competed on a local basis with other long-term care providers, and the Company's competitive position will vary from center to center within the various communities it serves. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the long-term care facilities and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company's facilities covered by Medicaid and Medicare as well as the location and physical condition of its facilities will significantly affect its competitive position in its markets. Competition in the institutional pharmaceutical and the rehabilitation services markets ranges from small local operators to companies that are national in scope and distribution capability. In order to enhance its ability to compete at both the national and regional market level, the Company intends to implement certain marketing and information systems initiatives. See "--Marketing" and "--Management Information Systems."

INSURANCE

  The Company maintains, on behalf of itself and its subsidiaries, insurance coverages that it deems adequate. The Company also requires that physicians practicing at its inpatient facilities carry medical malpractice insurance to cover their individual practice. Moreover, insurance coverage for punitive damages is not available in certain states, and proceedings involving claims of punitive damages are pending in certain of these states. Moreover, given the current regulatory enforcement and litigation environment, there can be no assurance that the Company's insurance coverages will be adequate to satisfy any future adverse determinations against the Company. See "Business-- Regulation," "Legal Proceedings" and Note 18 to the Consolidated Financial Statements.

EMPLOYEES

  The Company employs over 65,000 employees. The Company depends upon skilled personnel such as nurses as well as unskilled labor to staff its facilities. In some areas in which the Company operates there is a labor shortage that could have a material adverse effect upon the Company's ability to attract or retain sufficient numbers of skilled personnel and the ability to attract or retain sufficient numbers of unskilled labor at reasonable wages. The Company has collective bargaining agreements with unions representing employees at 16 facilities and with employee counsels at two of its facilities. The Company cannot predict the effect continued union representation or organizational activities will have on its future activities. However, the aforementioned organizations have not caused any material work stoppages in the past.

CAUTIONARY STATEMENTS

  Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Position and Results of Operations--Liquidity and Capital Resources" contains information concerning the ability of the Company to service its debt obligations and other financial commitments as they come due; "Business" contains information concerning the effects of PPS on the Company's operations; "Business-Strategy" contains information regarding management's belief concerning the growth opportunities available to the Company; and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" contains information concerning management's belief regarding the Company's and third parties' readiness to face the Year 2000 issue. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

  The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

    (i) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the type of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

   (ii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from nongovernmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non government payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and nongovernmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement, especially with the implementation of PPS and fee screens with respect to therapy services. The Company cannot predict whether or what proposals or cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

  (iii) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the failure to comply with applicable regulatory requirements, the delicensing of facilities owned, leased or operated by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs, or the imposition of harsh enforcement sanctions could have a material adverse effect upon the operations of the Company.

  (iv) There can be no assurance that the Company will be able to continue its substantial growth or be able to fully implement its strategy to develop and its business strategies for its inpatient services, pharmaceutical services, rehabilitation services, or specialty services divisions.

   (v) With respect to the year 2000 disclosure contained in Management's Discussion and Analysis of Financial Position and Results of Operations-Year 2000, management is unable to predict the extent to which its third-party payors will be affected by the Year 2000 Issue or the extent to which it will be able to remedy issues associated with embedded chips in critical medical devices located in the Company's facilities, which may malfunction as a result of the Year 2000 Issue.

  (vi) There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

  The Company operates 428 long-term care facilities (416 skilled nursing facilities and 12 free standing assisted living facilities) with over 50,000 licensed beds located in 29 states. Licensed beds represent the number of beds for which a license has been issued and may vary from the actual beds available for use. The average occupancy rate for the Company's inpatient facilities (excluding LTACs) was 84.9% for the year ended September 30, 1998 on a pro forma basis after giving effect to the Apollo/LCA/GranCare Mergers and the Mariner Merger. The Company operates the following facilities:

                               OWNED            LEASED           MANAGED            TOTAL
                         ----------------- ----------------- ---------------- -----------------
                         FACILITIES  BEDS  FACILITIES  BEDS  FACILITIES BEDS  FACILITIES  BEDS
                         ---------- ------ ---------- ------ ---------- ----- ---------- ------
Alabama.................      7        788     --         --     --        --      7        788
Arizona.................      4        506     10      1,211     --        --     14      1,717
California..............      5        610     34      3,813      4       385     43      4,808
Colorado................     23      2,340     11      1,320     --        --     34      3,660
Connecticut.............      2        250      1         90     --        --      3        340
Delaware................     --         --     --         --      1        99      1         99
Florida.................     27      3,256      1        120      2       369     30      3,745
Georgia.................      5        570      6        740     --        --     11      1,310
Iowa....................      1         82      6        417     --        --      7        499
Illinois................     13      1,158      6        747      1       206     20      2,111
Indiana.................     --         --      3        429     --        --      3        429
Louisiana...............     --         --      8      1,423     --        --      8      1,423
Maryland................     11      1,839      2        368      1       138     14      2,345
Massachusetts...........      5        576     --         --      6       809     11      1,385
Michigan................     13      1,807     --         --     --        --     13      1,807
Mississippi.............      1        121     10      1,103     --        --     11      1,224
Nebraska................      7        590     --         --     --        --      7        590
New Jersey..............     --         --     --         --      1       180      1        180
North Carolina..........     30      3,574      4        600      1        60     35      4,234
Ohio....................      1         93      1        100     --        --      2        193
Oklahoma................     --         --      1        161     --        --      1        161
Pennsylvania............      2        205     --         --     --        --      2        205
South Carolina..........      4        565      9        964     --        --     13      1,529
Tennessee...............      2        210      4        483     --        --      6        693
Texas...................     57      6,790     44      4,690      2       260    103     11,740
Virginia................     --         --      5        314      1        60      6        374
West Virginia...........      1        186     --         --     --        --      1        186
Wisconsin...............      7      1,240      8        926     --        --     15      2,166
Wyoming.................      4        401      2        140     --        --      6        541
                            ---     ------    ---     ------    ---     -----    ---     ------
Total...................    232     27,757    176     20,159     20     2,566    428     50,482
                            ===     ======    ===     ======    ===     =====    ===     ======

  In addition to long-term care facilities, the Company operates 175 outpatient rehabilitation clinics in 18 states and 41 institutional pharmacies in 15 states, as follows:

     STATE                                                    CLINICS PHARMACIES
     -----                                                    ------- ----------
     Alabama.................................................    --        1
     Arkansas................................................    --        2
     California..............................................     3       --
     Colorado................................................    --        2
     Connecticut.............................................     4       --
     Florida.................................................    22       10
     Georgia.................................................     5        2
     Illinois................................................     2        2
     Indiana.................................................    --        1
     Kansas..................................................     7       --
     Kentucky................................................     2       --
     Louisiana...............................................     5        2
     Maryland................................................     3        1
     Massachusetts...........................................    --        1
     Mississippi.............................................     9        1
     Missouri................................................    19       --
     Nevada..................................................     1       --
     New Jersey..............................................    --        1
     North Carolina..........................................    28        2
     South Carolina..........................................    10       --
     Tennessee...............................................    16        1
     Texas...................................................    28       12
     Virginia................................................     8       --
     Wisconsin...............................................     3       --
                                                                ---      ---
     Total...................................................   175       41
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

  The Company's LTAC product line operates 11 owned, leased or managed LTAC's located in the following states:

                                    OWNED OR
                                     LEASED          MANAGED          TOTAL
                                 --------------- --------------- ---------------
                                 FACILITIES BEDS FACILITIES BEDS FACILITIES BEDS
                                 ---------- ---- ---------- ---- ---------- ----
Arizona.........................      1      21     --      --        1      21
Louisiana.......................      3     172       1      20       4     192
Texas...........................      4     302       2      76       6     378
                                    ---     ---     ---     ---     ---     ---
Total...........................      8     495       3      96      11     591
                                    ===     ===     ===     ===     ===     ===

  The LTAC product line acquired eight of its LTAC's in an acquisition consummated in July 1998. On a pro forma basis giving effect to this acquisition the occupancy rate for the Company's LTAC's for the year ended September 30, 1998 was 41.49%.

  Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. See Notes 10 and 17 to the Consolidated Financial Statements. The Company regularly reviews its portfolio of properties and intends to divest those properties which it believes do not meet quality or financial performance standards or do not fit strategically into the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

  As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers, other than the Company, in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of false claims, as well as an increase in enforcement actions resulting from the investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

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

  On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al. v. GranCare, Inc., and AMS Properties, Inc., d/b/a Cedars Health Care Center, Inc. Case No. 96 CV 4449, asserting five claims for relief, including third-party beneficiary, tortious interference and negligence per se causes of action arising out of quality of care issues at a healthcare facility formerly owned by GranCare. Pursuant to the Third Amended Complaint, the class claims were finally identified as third-party beneficiary of contract; breach of contract; tortious interference with contract; fraud; and negligence per se. In addition to the class claims, the named plaintiffs each asserted claims for promissory estoppel and violation of the Colorado Consumer Protection Act.

  On March 15, 1998, the court entered an order in which it certified a class action in the matter. The court has only certified the class with respect to the issue of liability and the various class rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. On May 7, 1998, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. In response to the Company's Motion to Dismiss All Claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds, on October 30, 1998, the court partially granted the Company's motions, dismissing the claims of all plaintiffs who were at all times during the class period Medicare/Medicaid patients, for lack of jurisdiction. The court further dismissed all restitution claims for the remaining plaintiffs, except those relating to emotional distress for the period beginning with their stay at defendants' facility and ending at the moment that they first received any Medicare/Medicaid benefits. No restitution claims of any sort were allowed on the claims for tortuous interference, fraud and negligence per se. In its order, the court requested a conference relative to whether the class was large enough to justify continuing the case as a class action. After this order, at the request of plaintiffs' counsel, the court stayed all activity and allowed plaintiffs to file a Motion for Reconsideration. Plaintiffs' Motion for Reconsideration was filed, as ordered, on November 16, 1998, and the court denied plaintiffs' motion on November 19, 1998. On December 10, 1998, the court certified as a final judgment that portion of its order of October 30, 1998 dismissing for lack of jurisdiction all the claims of plaintiffs who were at all relevant times Medicare or Medicaid patients. The court further stayed all remaining proceedings pending resolution of any appeal of the certified final judgment, and vacated the trial which had been scheduled for March 15, 1999. The Company intends to vigorously contest the remaining alleged claims and the certification of the various classes.

  The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. In November 1997, counsel for the Company met with the AUSA and the parties engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. In December 1997, the Company advised the AUSA that absent the United States agreeing to protect the confidentiality of the residents' medical records, and to prevent unauthorized disclosure of the information requested to non-government personnel, the Company would not agree to a voluntary production. The Company has reopened discussions with the Department of Justice regarding the Company's position on the alleged claims. The Company will vigorously contest the alleged claims if the complaint is pursued.

  In 1997, the Department of Justice ("DOJ") advised the Company that the United States had declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Apollo/LCA/GranCare Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff has continued to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. Although the plaintiff's original complaint was dismissed for failure to state a claim, in September 1998, the court denied the Company's motion to dismiss an amended complaint. The parties have recently engaged in settlement negotiations, and if the case does not settle, discovery will commence. In connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company's common stock.

  On May 18, 1998, a class action complaint was asserted against the Company, certain of its predecessor entities and affiliates and certain other parties in the Tampa, Florida Circuit Court, Wilson, et al, v. Mariner Post-Acute Network, Inc., et al., case no. 98-03779, asserting seven claims for relief, including breach of contract, breach of fiduciary duty, unjust enrichment, violation of Florida Civil Remedies for Criminal Practices Act, violation of Florida Racketeer and Corrupt Organization Act, false advertising and common-law conspiracy arising out of quality of care issues at a health care facility formerly operated by the Brian Center Health and Rehabilitation/Tampa, Inc. and later by a subsidiary of LCA as a result of the Brian Center Corporation merger. The Company removed this case to Federal Court on June 10, 1998 and the matter is currently pending in the United States District Court for the Middle District of Florida, Tampa division, case no. 98-1205-CIV-T23B. The plaintiffs filed a motion to remand on June 22, 1998 and the Company filed a motion to dismiss on June 30, 1998. The Company is currently awaiting the outcome of these motions. The complaint has only been recently filed and no discovery has been conducted. Accordingly, the information available to the Company is very limited and the Company is unable to assess at this point the magnitude of the allegations. The Company intends to vigorously contest the request for class certification as well as all alleged claims made by the plaintiffs.

  On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X-Ray. The interest in Valley X-Ray was acquired by a predecessor corporation as an incidental part of a large acquisition. International X-Ray was not involved in the operation of Valley X-Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are: that the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and that the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 to $7.2 million. The Company is vigorously contesting all claims and filed two motions to dismiss on behalf of its subsidiaries on November 23, 1998. The United States has agreed to the dismissal of GranCare as a party, and the briefing on the second motion regarding International X-Ray has been completed and awaits scheduling.

  On September 18, 1998, the Company was served with an administrative subpoena issued by the OIG. The subpoena was addressed to "Paragon Health Network, Inc." The subpoena seeks, among other things, certain records of twenty specified current or former LCA nursing facilities. The Company has been advised that the investigation is civil in nature and focuses on nursing facilities and nurse aide services. The government has not disclosed the origin of this civil administrative investigation or its intended scope. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise it with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

  On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no 98-7233. The complaint asserts three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. The Company removed this case to Federal Court on November 2, 1998, and the matter is currently pending in the United States District Court for the Middle District of Florida, Tampa Division, case no 98-2240-CIV-T-17C. The plaintiffs filed a Motion to Remand on November 13, 1998, and the Company will be presenting a brief in opposition. The complaint has only been recently filed and no discovery has been conducted. Thus, the information available to the Company is very limited. At this point, the Company is unable to access the magnitude of the allegations. The Company intends to vigorously contest all claims, including all issues relating to the attempted certification of any alleged class.

  In October, 1998, the Custodian of Records of Cambridge Bedford, Inc., also known as Bedford Villa Nursing Center ("Bedford"), a wholly-owned subsidiary of the Company, was served an administrative subpoena issued by the OIG. The subpoena seeks, among other things, general information on corporate ownership and organizational structure, therapy and physician service arrangements, and medical records of eleven former residents of Bedford. Bedford has been advised that the investigation is civil in nature, and the OIG has assured the facility that the OIG will follow all applicable federal laws, including the Privacy Act, that pertain to the confidentiality of medical records, and that Bedford will face no violation of confidentiality or privacy laws in producing the patient medical records requested. The Company is cooperating with the investigation and has transmitted documents responsive to the subpoena on November 17, 1998.

  In November, 1998, Bedford also received a subpoena duces tecum from the DOJ, through the U.S. Attorney's Office in Detroit, Michigan, requesting certain patient medical records as the result of a criminal investigation of a named physician. The Company has been advised that the facility is not a subject or target of the investigation. The Company is cooperating with the U.S. Attorney's Office.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the stockholders of the Company was held on July 28, 1998 in Atlanta, Georgia. At that time, the following matters were voted on (the votes for, against and abstentions for each matter are summarized below):

                                                VOTES      VOTES
                                                 FOR      AGAINST  ABSTENTIONS
                                              ---------- --------- -----------
1. Approval of issuance of Company common
   stock to former stockholders of Mariner
   Health Group, Inc. in connection with the
   Mariner Merger...........................  31,721,175    69,411   25,356
2. Approval of amendment to the Company's
   Amended and Restated Certificate of
   Incorporation (the "Certificate") to
   change the name of the Company from
   "Paragon Health Network, Inc." to
   "Mariner Post-Acute Network, Inc.".......  31,725,339    65,418   25,185
3. Approval of amendment to the Certificate
   to increase the authorized number of
   shares of Company common stock to 500
   million shares...........................  27,316,038 4,476,299   23,605
4. Approval of increase in shares of Company
   common stock available for issuance under
   the Company's 1997 Long-Term Incentive
   Plan by four million shares..............  29,450,448 2,302,925   62,569

ITEM 4A. EXECUTIVE MANAGEMENT OF THE REGISTRANT

NAME                      AGE POSITION
----                      --- --------
Keith B. Pitts..........   41 Chairman of the Board, Chief Executive Officer and Director
Arthur W. Stratton, Jr.,   52 Vice Chairman of the Board, President, Chief Operating Officer
 M.D....................      and Director
Thomas P. Dixon.........   50 President--Prism Rehab Systems
William R. Korslin......   48 President--American Pharmaceutical Services
David L. Ward...........   43 President--Rehability Health
Charles B. Carden.......   54 Executive Vice President and Chief Financial Officer
R. Jeffrey Taylor.......   49 Executive Vice President, Development
Ann E. Weiser...........   41 Senior Vice President, Human Resources
Susan Thomas Whittle....   50 Senior Vice President, General Counsel and Secretary

  Keith B. Pitts serves as Chairman of the Board and Chief Executive Officer of the Company and has served in such capacity since November 4, 1997. In addition, Mr. Pitts served as President of the Company from November 4, 1997 to July 31, 1998. From August 1997 to November 4, 1997 Mr. Pitts served as a consultant to Apollo in connection with the transactions pursuant to which Apollo acquired its interest in the Company. From February 1997 to August 1997 Mr. Pitts was a consultant to Tenet Healthcare Corp. Mr. Pitts served as the Executive Vice President and Chief Financial Officer of OrNda HealthCorp, a healthcare service provider in the United States, from August 1992 until its merger with Tenet Healthcare Corp. in January 1997. Prior to joining OrNda HealthCorp, from July 1991 to August 1992, Mr. Pitts was a partner in Ernst & Young LLP's Southeast Region Health Care Consulting Group, and from January 1988 to July 1991 he was a partner and Regional Director of Ernst & Young LLP's Western Region Health Care Consulting Group. Mr. Pitts is a director of Sunburst Hospitality Corporation, a publicly traded corporation engaged in the hotel business, as well as several private corporations.

  Arthur W. Stratton, Jr., M.D. is Vice Chairman of the Board, President and Chief Operating Officer of the Company and has served in such capacity since July 31, 1998. Dr. Stratton was Chairman of the Board and Chief

Executive Officer of Mariner Health, serving in such capacities from 1988 to July 31, 1998. He also served as President of Mariner from its inception to May 1994 and from February 1995 through July 31, 1998.

  Thomas P. Dixon is President of Prism Rehab Systems and has served in such capacity since November 4, 1997. From January 1996 until October 1997, Mr. Dixon served as Chief Operating Officer of Prism. Prior to January 1996, Mr. Dixon served as Senior Vice President of Prism, and President of Prism's rehabilitation division, and served in such capacities since co-founding Prism in September 1992.

  William R. Korslin is President--American Pharmaceutical Services and has served in such capacity since November 4, 1997. Prior to that Mr. Korslin served as a Vice President of LCA from September 1995 and as President of American Pharmaceutical Services, Inc. ("APS"), LCA's pharmaceutical services subsidiary, from May 1994 until April 1998. Mr. Korslin joined APS in July 1987 as General Manager Enteral Services. From 1989 through 1992, he served as Eastern Area Vice President of APS and, from 1992 to 1994, Mr. Korslin was Senior Vice President in charge of all field operations of APS.

  David L. Ward is President--Rehability Health and has served in such capacity since November 4, 1997. Prior to this, Mr. Ward served as an officer of LCA's American Rehability Services division since joining LCA in May 1996. Prior to joining LCA, Mr. Ward served in a variety of management positions with NovaCare, Inc., a national provider of rehabilitation services to long-term and other healthcare facilities since January 1988, including the Southern States Regional President of NovaCare's Outpatient Division, the Arizona Regional President for NovaCare's Hospital Division, NovaCare's Vice President of Organizational Planning and Development, the Southwestern Vice President of NovaCare's Contract Services Division, the Western Vice President of NovaCare's Contract Services Division and NovaCare's National Sales Manager.

  Charles B. Carden is Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since November 4, 1997. Prior to that, Mr. Carden served as Executive Vice President and Chief Financial Officer of LCA since October 1996. Before joining LCA, Mr. Carden was Chief Financial Officer of Leaseway Transportation Corp., where he was employed for 14 years. He also has held various supervisory and analytical positions in corporate finance with Ford Motor Company.

  R. Jeffrey Taylor is Executive Vice President, Development of the Company and has served in such capacity since July 31, 1998. Mr. Taylor served as Senior Vice President, Development of the Company from November 19, 1997 to July 31, 1998. Prior to that, Mr. Taylor served as Senior Vice President of GranCare since January 1997, as President of GranCare's ancillary services division from November 1996 through January 1997, and as President of GCI Renal Care, Inc., a subsidiary of GranCare, from February 1996 through November 1996. Before joining GranCare, Mr. Taylor was Chief Executive Officer of American Outpatient Services Corporation, a dialysis company, from July 1994 to February 1996. From January 1992 to June 1994 he was President of Weisman, Taylor, Simpson & Sabatino, a health care merchant banking firm based in California. From 1982 through 1991 Mr. Taylor served in several executive capacities with American Medical International, Inc. including General Counsel and Executive Vice President, Chief Administrative Officer.

  Ann E. Weiser is Senior Vice President, Human Resources of the Company and has served in such capacity since January 1, 1998. Prior to that, Ms. Weiser served as Senior Vice President-Human Resources for RR Donnelley & Sons Company from August 1996 until October 1997. Prior to this, Ms. Weiser served as Vice President Human Resources at Kraft Foods, Inc. from August 1989 through August 1996.

  Susan Thomas Whittle is Senior Vice President, General Counsel and Secretary of the Company and has served in such capacity since November 4, 1997. Prior to that, Ms. Whittle served as Vice President, General Counsel and Secretary of LCA from September 1993 to November 4, 1997. Before joining LCA, Ms. Whittle was a partner with the law firms of Clark, Thomas & Winters of Austin, Texas since February 1992 and Wood, Lucksinger & Epstein, a national healthcare law firm, from May 1981 through February 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS AND SALES PRICES OF COMMON EQUITY SECURITIES

  The Company's common stock was traded on the New York Stock Exchange ("NYSE") under the symbol "LCA," through November 4, 1997 and "PGN" through July 31, 1998. Since August 1, 1998, the Company's common stock has been traded on the NYSE under the symbol "MPN." The high and low sales prices for each quarter for the last two fiscal years is presented in the table below. On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split to stockholders of record as of December 15, 1997 and which was paid on December 30, 1997. The information below has been adjusted to give effect to this stock split.

                                                  1998              1997
                                            ---------------- -------------------
QUARTER ENDED                                HIGH     LOW      HIGH       LOW
-------------                               ------- -------- --------- ---------
December 31................................ $20 3/4 $16 1/4  $ 9 7/16  $ 9 3/16
March 31...................................  21 1/2  17 1/16  11 3/4    11 1/4
June 30....................................  21      13 7/8   13 1/4    12 15/16
September 30...............................  17 1/4   4 7/8   13 11/16  12 1/2

NUMBER OF STOCKHOLDERS

  As of December 21, 1998, there were approximately 1,900 owners of record of the Company's common stock.

DIVIDENDS

  The Company has not paid any cash dividends on its common stock since inception and it does not currently anticipate paying any such dividends on its common stock in the future. The Company's Senior Credit Facility, indenture with respect to the Company's outstanding Senior Subordinated Notes, and various other note agreements contain covenants which effectively limit the ability of the Company to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 10 to the Consolidated Financial Statements.

UNREGISTERED STOCK SALES

  In connection with the acquisition of Professional Rehability, Inc. and certain affiliated companies, on May 1, 1998 the Company issued 1,147,225 shares of its common stock as part of the consideration. These were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

  In connection with the acquisition by merger of Summit Medical Holdings, Ltd. on July 13, 1998, the Company issued 1,043,358 shares of its common stock as part of the consideration. These were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL INFORMATION

  The following selected financial data are derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The Consolidated Financial Statements give retroactive effect to the acquisition by merger of the Brian Centers Corporation ("BCC") as though the transaction occurred on September 30, 1993; such transaction has been accounted for using the pooling of interests method of accounting. THE CONSOLIDATED FINANCIAL STATEMENTS GIVE EFFECT TO THE APOLLO/LCA/GRANCARE MERGERS EFFECTIVE NOVEMBER 1, 1997 AND THE MARINER MERGER EFFECTIVE JULY 31, 1998. The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. All dollar amounts are presented in thousands, except per share amounts.

                                     YEARS ENDED SEPTEMBER 30,
                         -------------------------------------------------------
                            1998         1997        1996       1995      1994
                         ----------   ----------  ----------  --------  --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND
                                         STATISTICAL DATA)
INCOME STATEMENT DATA:
  Net revenues.......... $2,035,529   $1,140,288  $1,114,491  $893,869  $708,873
  Income (loss) from op-
   erations.............    (94,072)      95,108      89,556    57,005    49,468
    Interest expense,
     net................    114,302       16,852      12,461    10,817    10,894
    Equity
     earnings/minority
     interests..........       (562)        (735)       (156)     (204)    1,603
    Extraordinary loss..    (11,275)         --          --        --        --
    Net income (loss)...   (209,652)      43,917      43,180    24,234    26,616
  Pro forma taxes(1)....        --           --          --        599       899
  Pro forma net income
   (loss)(1)............   (209,652)      43,917      43,180    23,635    25,717
  Earnings (loss) per
   share--basic(2)...... $    (4.31)  $     0.75  $     0.72  $   0.43  $   0.52
  Pro forma earnings
   (loss) per share--
   basic(1)(2).......... $    (4.31)  $     0.75  $     0.72  $   0.42  $   0.50
  Earnings (loss) per
   share--diluted(2)(3). $    (4.31)  $     0.73  $     0.71  $   0.42  $    --
  Pro forma earnings
   (loss) per share--
   diluted(1)(2)(3)..... $    (4.31)  $     0.73  $     0.71  $   0.41  $    --
  Weighted average
   number of shares
   outstanding--basic
   (in thousands)(2)....     48,601       58,613      60,372    56,553    51,240
  Weighted average
   number of shares
   outstanding--diluted
   (in thousands)(2)....     48,601       59,808      60,946    57,134       --
OPERATING STATISTICS:
  Number of centers (end
   of period)...........        428          202         206       294       288
  Average occupancy
   rate.................       84.1%        82.9%       83.9%     85.1%     85.2%
  Percentage of patient
   revenues from:
    Private.............       29.9%        33.4%       31.9%     25.5%     23.7%
    Medicare............       31.5         25.7        25.5      23.9      17.5
    Medicaid............       38.6         40.9        42.6      50.6      58.8
  Percentage operating
   margin...............       (4.6)%        8.3%        8.0%      6.4%      7.0%
                                           SEPTEMBER 30,
                         -------------------------------------------------------
                            1998         1997        1996       1995      1994
                         ----------   ----------  ----------  --------  --------
BALANCE SHEET DATA:
  Working capital....... $  350,216   $  102,104  $  101,091  $ 34,631  $ 14,955
  Total assets..........  3,036,651      874,367     809,612   730,708   525,639
  Long term debt, in-
   cluding current por-
   tion.................  2,024,115      295,959     276,448   216,910   206,097
  Stockholders' equity..    397,014      375,283     329,315   303,596   172,018
  Total capitalization..  2,421,129      671,242     605,763   520,506   378,115

--------
(1) Effective July 31, 1995, the Company consummated a merger transaction with The Brian Center Corporation ("BCC") and 16 related S Corporations. The merger was accounted for using the pooling of interest methodology. A pro forma income tax provision has been provided to reflect the estimated federal and state income taxes as if all BCC S corporations were taxable entities.
(2) Earnings per share and number of shares outstanding have been adjusted to reflect the three-for-one stock split.
(3) Diluted weighted average number of shares outstanding not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Effective July 31, 1998, the Company acquired Mariner Health Group, Inc. ("Mariner Health") in a stock for stock merger (the "Mariner Merger") pursuant to which: (i) Mariner Health became a wholly-owned subsidiary of the Company; and (ii) the Company changed its name to "Mariner Post-Acute Network, Inc." The Mariner Merger was accounted for under the purchase method of accounting and, accordingly, the results of Mariner Health's operations have been included in the Company's consolidated financial statements since the date of acquisition.

  Effective November 1, 1997 for accounting purposes, the Company completed two merger transactions. First, pursuant to an agreement and plan of merger among Apollo Management, L.P. ("Apollo Management," and together with certain of its affiliates, "Apollo"), Apollo LCA Acquisition Corp. (a corporation owned by certain Apollo affiliates and other investors, "Apollo Sub") and Living Centers of America, Inc. ("LCA"), Apollo Sub was capitalized with $240 million in cash and was merged with and into LCA (the "Recapitalization Merger"). In the Recapitalization Merger, LCA was the surviving corporation and was renamed Paragon Health Network, Inc. Second, pursuant to an agreement and plan of merger among LCA, GranCare, Inc. ("GranCare"), Apollo Management and LCA Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("LCA Sub"), GranCare merged with LCA Sub with GranCare surviving as a wholly-owned subsidiary of the Company (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). The GranCare Merger was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations have been included in the Company's consolidated financial statements since the date of acquisition, which, for accounting purposes, is November 1, 1997.

  Unless otherwise indicated, the information herein does not give pro forma effect to the Apollo/LCA/GranCare Mergers or the Mariner Merger as if they had been completed as of the beginning of the period presented. The Company also completed other acquisitions in fiscal 1998 including Summit Medical Holdings, Inc. and Professional Rehabilitation, Inc., among others, all of which were accounted for as purchase business combinations and were not material to the Company as a whole.

GENERAL

  The Company provides a diverse range of services in the health care continuum including post-acute care, inpatient care, comprehensive inpatient and outpatient rehabilitation services, health care services and products (including institutional and home pharmacy services, respiratory and infusion therapy and durable medical equipment), physician services, hospital unit management and rehabilitation staffing.

  The Company's revenues and profitability will be affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. On a pro forma basis (taking into account both the GranCare Merger and the Mariner Merger, as if the transactions had occurred on October 1,
1997), the Company's percentage of total net patient revenues derived from Medicaid and Medicare programs were 37.0% and 30.8%, respectively, for the year ended September 30, 1998. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. Private payors, on a pro forma basis, taking into account both the GranCare Merger and the Mariner Merger, accounted for 32.2% of the Company's total net patient revenues for the year ended September 30, 1998.

RESULTS OF OPERATIONS

  Revenues from nursing home operations accounted for $1.5 billion of the Company's $2.0 billion total net revenues for fiscal 1998. Nursing home revenues are derived from the provision of two basic services: routine services ($1,105.3 million or 72.3% in fiscal year 1998) and ancillary services ($422.8 million or 27.7% in fiscal year 1998) and are a function of occupancy rates in the Company's long-term care facilities and payor mix.

As identified in the following table, fiscal 1998 weighted average occupancy increased by 1.2% over fiscal 1997 weighted average occupancy, which included a 0.2% improvement as a result of the Mariner Merger and a 0.1% improvement as a result of the GranCare Merger.

                                                             YEARS ENDED
                                                            SEPTEMBER 30,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
     Weighted average licensed bed count................ 46,395  23,028  25,498
     Total average residents............................ 39,476  19,095  21,405
     Average occupancy..................................   84.1%   82.9%   83.9%

  Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to health care providers is expected to increase over the next several years. The Company has increased its managed care contracting capabilities and has created a system which allows the centralized case management of these patients within targeted markets. However, the impact to the Company of this payor source can not be determined at this time.

  Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of PPS and the fee screen schedules and therapy caps for Part B Medicare patients beginning in 1999, may adversely affect the Company. See "Business--Regulation." Revenues derived from the Company's pharmacy and therapy groups are also influenced by payor mix. The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:

                                                   YEARS ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Private pay..................................     29.9%     33.4%     31.9%
     Medicare.....................................     31.5%     25.7%     25.5%
     Medicaid.....................................     38.6%     40.9%     42.6%

  The percentage of revenues derived from private pay sources declined for fiscal year 1998, primarily as a result of the GranCare Merger. GranCare has historically had a lower percentage of private pay revenue than LCA, while Mariner Health's percentage of private pay revenue for the year ended September 30, 1998 was approximately the same as compared to LCA. Excluding the impact of both the GranCare Merger and Mariner Merger, the percentage of net revenues derived from private pay sources in fiscal 1998 was 34.2%. The GranCare Merger reduced the percentage of private pay revenue by 5.0% while the Mariner Merger increased the percentage of private pay revenue by 0.7%. The combined mix of private pay and Medicare was 61.4% for fiscal 1998 as compared to 59.1% for fiscal 1997. This was primarily attributable to growth in the Company's non-nursing home operations and the GranCare Merger because GranCare's facilities historically had a higher Medicare payor mix than LCA's. The net revenues from the non-nursing home operations, which are primarily reimbursed by private pay and Medicare sources, result in a reduction of the percentage of net revenues derived from the Medicaid program. In addition, average reimbursement rates for Medicare patients have increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generates a higher level of net revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents.

  The administrative procedures associated with the Medicare cost reimbursement program generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. For cost reporting periods beginning on or after July 1, 1998, the Medicare program will change its method of payment to a fixed per diem rate under the adopted PPS system. See "Business--Regulation" and "Liquidity and Capital Resources-- Healthcare Regulatory Matters" and Note 1 to Consolidated Financial Statements.

  Costs and expenses, excluding depreciation, amortization, recapitalization, indirect merger and other expenses, and impairment of long-lived assets, primarily consist of salaries, wages, and employee benefits. Various federal, state, and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact total costs and expenses. See "Business--Regulation." The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business. Insurance expense includes the costs of the various insurance programs such as automobile, general and professional liability and workers' compensation.

 FISCAL 1998 COMPARED TO FISCAL 1997

  Net revenues comprising nursing home and non-nursing home operations totaled $2.0 billion for the year ended September 30, 1998, an increase of $895.2 million or 78.5%, as compared to fiscal 1997. Revenues from nursing home operations increased by $780.0 million, which included the acquisition of GranCare effective November 1, 1997 of $700.4 million, and the acquisition of Mariner Health effective July 31, 1998 of $129.2 million. With respect to the former LCA facilities, rate increases of $25.3 million and higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $17.5 million also contributed to the increase, partially offset by a $2.9 million reduction due to a lower average number of residents and a $4.3 million reduction due to divested facilities. Non-nursing home operations contributed $115.2 million of the increase, consisting of an increase of $33.6 million for pharmacy services, an increase of $14.6 million for therapy services, and an increase of $67.0 million from home health, hospital services and other. Pharmacy services net revenues increased by $5.6 million as a result of the Mariner Merger and other 1998 acquisitions. The increase in therapy services net revenues included a $27.2 million increase in therapy services net revenues resulting from the Mariner Merger and other 1998 acquisitions. Home health, hospital services, and other revenue increased by $67.0 million as a result of the GranCare and Mariner Mergers and other 1998 acquisitions. In September 1998 the Company entered into a sales agreement to dispose of the majority of its hospice entities. The Company is evaluating its options with respect to its remaining hospice and home health agencies.

  Pre-tax recapitalization, indirect merger and other expenses totaled $87.3 million for the year ended September 30, 1998, of which $66.2 million related to the Apollo/LCA/GranCare Mergers, and $12.0 million related to the Mariner Merger. Approximately $69.3 million of these expenses were paid as of September 30, 1998. The Company anticipates recording an additional charge during fiscal year 1999 to close an existing shared service center acquired in the Mariner Merger and continue the implementation of its shared service centers consolidation.

  In the fourth quarter of fiscal year 1998 the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by the Company's accounting policy which follows the guidelines of SFAS 121. The non-cash accounting charge was determined based on a detailed analysis of the Company's long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $135.8 million related to the Company's nursing facilities and home health agencies with either cash flow losses or nursing facilities where management believed an impairment existed as a result of reduced Medicare reimbursement due to PPS. Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed. The decision regarding the disposition of certain nursing facilities, which had operating losses of $0.7 million during fiscal 1998, was completed during the fourth quarter of fiscal 1998. Nursing facilities and home health agencies to be disposed of had a carrying value of $54.8 million at September 30, 1998.

                                     31--1

  Insurance expense totaled $59.0 million for the year ended September 30, 1998, an increase of $32.8 million or 125.6% as compared to fiscal 1997. Of this amount, $12.8 million resulted from the GranCare and Mariner Mergers and $14.9 million resulted from a non-cash increase in reserves at the Company's wholly-owned insurance subsidiary related to increased development factors primarily on claims incurred prior to fiscal 1998. Effective March 31, 1998, the Company terminated its self-insurance programs through its wholly-owned insurance subsidiaries and purchased through a third party insurance company a traditional indemnity insurance policy for workers' compensation liabilities and general and professional liability insurance with aggregate self-insurance retention limits.

  Costs and expenses excluding recapitalization, indirect merger and other expenses and impairment of long-lived assets totaled $1.9 billion for the year ended September 30, 1998, an increase of $863.9 million or 82.9% as compared to fiscal 1997. Approximately $671.0 million, or 77.7% of the increase, was due to the acquisition of GranCare while approximately $116.2 million, or 13.5% of the increase, was due to the acquisition of Mariner Health. Excluding GranCare and Mariner Health, costs for payroll and employee benefits decreased by $2.6 million, while ancillary and general and administrative expenses increased by $19.6 and $3.1 million, respectively. The increase in ancillary costs was the result of higher ancillary service billings in the nursing home operations and higher pharmaceutical supply costs related to the increase in pharmacy services revenue.

  Provision for bad debts increased by $3.3 million or 12.4% for the year ended September 30, 1998, which included $8.8 million from the GranCare and Mariner Mergers and which was partially offset by a $4.9 million reduction at the Company's therapy operations.

  The Company reported a $94.1 million loss from operations for the year ended September 30, 1998 as compared to $95.1 million of income from operations for fiscal 1997, largely as a result of the effect of the $135.8 million non-cash charge for impairment of long-lived assets and the $87.3 million recapitalization, indirect merger and other expenses discussed above.

  Results of operations for fiscal year 1998 were adversely affected by lower Medicare census in the Company's facilities and higher than expected operating costs and the transition to the PPS environment.

  Interest expense totaled $125.4 million for the year ended September 30, 1998, an increase of $103.9 million as compared to fiscal 1997, which was primarily a result of $1.7 billion of additional debt incurred in conjunction with the Apollo/LCA/GranCare Mergers and the Mariner Merger.

  For the year ended September 30, 1998, the provision for income taxes was affected by charges for recapitalization, indirect merger and impairment of long-lived assets that are not deductible for income tax purposes as well as additional non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of the non-recurring non-deductible items, the effective income tax rate for the year ended September 30, 1998 was approximately (36)% compared to 43.3% for the same period in 1997. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income, as well as the establishment of a valuation allowance to reduce the amount of the deferred tax asset realized in the current year.

  For the year ended September 30, 1998, the Company recognized an extraordinary loss of $11.3 million (net of a $6.0 million income tax benefit) associated with prepayment penalties on the early extinguishment of debt and the write-off of certain deferred financing fees.

 FISCAL 1997 COMPARED TO FISCAL 1996

  Net revenues comprising nursing home and non-nursing home operations totaled $1.1 billion for the year ended September 30, 1997, an increase of $25.8 million or 2.3%, as compared to fiscal 1996. Revenues from nursing home operations decreased by $28.5 million, which included $63.5 million due to divestitures, primarily the disposition of the DevCon operations in the fourth quarter of fiscal 1996, and an $8.0 million reduction due to lower average occupancy rates. Rate increases of $30.2 million and higher ancillary service billings of $13.8 million resulting from the improvement in mix, primarily Medicare, partially offset the nursing home revenue decreases. Non-nursing home revenue increased by $54.3 million which consisted of an increase of $69.3 million for pharmacy services, a decrease of $26.3 million for therapy services, and an increase of $11.3 million from home health, hospital services and other. The acquisition of pharmacies in fiscal year 1996 that occurred late in the year primarily caused the increase in pharmacy services revenue. The closure of approximately 30 clinics during fiscal 1996 that no longer met the Company's financial or operating objectives resulted in a decrease in therapy services revenue. The increase in home health, hospital services and other is primarily due to the purchase of Colorado Home Care, Inc. in January 1997 and the purchase of the remaining 50% interest in Heart of America Hospice, LLC during fiscal year 1997.

  Costs and expenses totaled $1.0 billion for the year ended September 30, 1997, an increase of $20.2 million or 2.0%, as compared to fiscal 1996. Excluding divestitures, costs for payroll and employee benefits, ancillary, and insurance expense increased by $19.2, $38.1 and $3.7 million, respectively. The increase in ancillary services expenses was primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Divestitures, primarily DevCon, reduced total expenses by $53.0 million.

  The provision for bad debt expense increased by $9.6 million for the year ended September 30, 1997, which included a reduction of $1.9 million due to collection of a note receivable and another receivable that was substantially reserved. The remaining increase of $11.5 million was primarily due to an increase in average days outstanding for accounts receivable related to the increase in pharmacy revenues, which have a higher provision for bad debts, and focused Medicare reviews in several states for therapy operations, which delays the payment cycle for Medicare receivables while each claim receives a medical review. In addition, the centralization of billing and collection for therapy operations resulted in delayed billing and a longer billing cycle which resulted in an increase in average days outstanding for receivables. In order to improve the collection process, therapy operations have improved the timeliness of billing, implemented new collection procedures, and opened three new regional collections sites for the clinics. Therapy operations were partially removed from focused billing review in Texas during the third fiscal quarter and fully removed in October 1997, although certain other states remain on billing review. Although significant reductions in average days outstanding were achieved during the fourth quarter of fiscal 1997, average days outstanding for the therapy operations remain high compared to historical levels. As a result, the Company recorded an additional provision for bad debts of $5.0 million during the fourth quarter to reserve for potential uncollectibility on the older accounts.

  Merger and acquisition costs increased total expenses in fiscal year 1997 by $2.6 million compared to a reduction of costs and expenses in fiscal 1996 of $1.1 million from non-recurring items. The merger and acquisition costs of $2.6 million for fiscal 1997 were related to the Apollo/LCA/GranCare Mergers. The $1.1 million reduction of expense from non-recurring items for 1996 consisted of a $2.0 million gain from the receipt of life insurance proceeds on the former President of the Rehabilitation Services Group, a $22.5 million gain in September 1996 on the sale of the DevCon operations, a $2.9 million charge primarily related to the closure of the Company's medical supplies business and write-off of unamortized loan acquisition costs related to the Second Amended and Restated Credit Agreement, and a $20.5 million impairment loss.

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

SEASONALITY

  The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, the number of work days in the period and seasonal census cycles.

THE YEAR 2000 ISSUE

  In connection with the coming of the Year 2000, the Company is in the process of evaluating and addressing issues that could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Year 2000 Issue presents potential problems not only for computer hardware and software but also for devices that incorporate embedded chips, such as critical medical devices utilized in the Company's facilities. To date, the Company's main focus with respect to the Year 2000 Issue has been to ensure that its company-wide information systems will function properly in the Year 2000 and beyond. To address issues inherent in operating disparate information systems utilized by the Company's predecessor corporations, following the Apollo/LCA/GranCare Mergers the Company decided to complete the installation of a new client-server based financial and payroll/human resources software package. The installation of the new system is in progress and the Company anticipates that it will be fully operational on or about October 1, 1999. The Company expects that its corporate systems exposure to the Year 2000 Issue will be substantially eliminated by approximately May 1999, at which time the Company's non-Year 2000 compliant corporate systems will have been replaced. All other systems to be replaced are currently Year 2000 compliant. The Company has received assurances from the manufacturer that the new systems are Year 2000 compliant. The implementation of these systems was not in response to the Year 2000 Issue.

  In addition to its primary information system, certain of the Company's business lines also use business line specific information systems. In this regard, the Company has formed a committee with members from each of the Company's business lines as well as representatives from the purchasing, legal, accounting, payroll, and risk management areas of the Company (the "Year 2000 Committee"). This committee will report to the Company's senior management and will be responsible for identifying those business line specific systems potentially effected by the Year 2000 Issue, as well as identifying and inventorying those medical devices in the Company's facilities that could be effected. The Committee is in the process of evaluating the extent to which these systems or medical devices may be impacted by the Year 2000 Issue. The Year 2000 Committee plans to report its initial assessment to the Company's Board in February 1999.

  The Company is in the process of remediating all local area networks ("LANs"), software and individual computers and anticipates that the process will be substantially complete by July 1999. With respect to these items, the Company has not expended significant costs related to the Year 2000 Issue and is remedying the Year 2000 Issue through replacing computers and software in the ordinary course. On a going forward basis the Company is endeavoring to ensure that all software and hardware purchased is Year 2000 compliant through testing and inserting appropriate language into its purchase contracts.

  The Company has also contacted, and will continue to contact, its key suppliers to gain assurance that they will be year 2000 compliant. This process will be ongoing, although most key suppliers who have responded to inquiries have indicated that they expect to be Year 2000 compliant in a timely fashion. In addition, because the Company maintains a broad base of vendors and suppliers, it does not believe that it is at risk with respect to any individual vendor or supplier who may be noncompliant.

  To date, the Company has expended $4.3 million to remedy problems associated with the Year 2000 Issue and estimates that it will expend an additional approximately $8.2 million in the future. This amount does not include funds necessary to remedy Year 2000 Issues in the Company's facilities.

  The Company is aware of the potential for problems associated with the heating, ventilation and air conditioning ("HVAC") and other systems in its facilities, which may contain embedded chips that may cause these systems to shut down following December 31, 1999. Although the Company is conducting a facility by facility examination to determine which facilities and systems are susceptible to the Year 2000 Issue, the Company does not believe that there is significant risk in this area. Most of the Company's facilities are older and thus do not have systems that are dependent on embedded chips. In the newer facilities and those facilities where Year 2000 Issues are found to exist, the Company plans on remediating any potential problems. The Company believes that this remediation will be completed on or before July 1999 and that the costs associated therewith, together with the costs of remedying issues with respect to embedded chips, will approximate $3.0 million.

  With respect to the Company's customers, the largest source of the Company's revenues is the state and federal governments through the Medicaid and Medicare programs, respectively. The Company is reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, has publicly stated that it will be Year 2000 compliant by December 31, 1998 and has required all fiscal intermediaries to be Year 2000 compliant by the same date. HCFA has also stated that it expects state Medicaid agencies to be Year 2000 compliant by March 31, 1999. However, recent reports by the General Accounting Office report that the various states may not meet this schedule. Because the Company has no control over these entities, in the event the fiscal intermediaries and the state and federal governments are not Year 2000 compliant, the timely receipt of the Company's receivables may be adversely affected. A significant delay in the receipt of its receivables would have a material adverse effect on the Company's financial condition and results of operations.

  The Company believes that the principal risks for the Company from the Year 2000 Issue are from the embedded computer chips found in certain critical medical devices in the Company's facilities and from the potential for delay in the receipt of payment from third-party payors. With respect to identified medical devices, the Company plans to evaluate the devices to determine if they are susceptible to the Year 2000 Issue and, where appropriate, to contact the manufacturers regarding remedying the Year 2000 Issue. In the event the Company is unable to complete any required upgrades prior to December 31, 1999, the Company will remove the effected devices from service. Although the third party payor payables issue is not within the Company's control the Company plans to ascertain whether the commitments in the previous paragraph are kept following the end of the calendar year.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

  Cash and cash equivalents were $3.3 million at September 30, 1998. Working capital was $350.2 million, an increase of $248.0 million during the year ended September 30, 1998. Cash used in operations was $15.5 million which was net of approximately $69.3 million in payments for recapitalization, indirect merger, and other expenses. Excluding the acquisition of accrued expenses in the GranCare and Mariner Mergers, accrued expenses and other current liabilities increased by $23.7 million primarily as a result of accruals related to costs, primarily severance, for the Mariner Merger. Excluding the acquisition of accounts payable in the GranCare and Mariner Mergers, accounts payable decreased by $21.5 million primarily as a result of the $19.0 million termination fees paid to Vitalink and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

  Under Medicare cost reimbursement programs, final reimbursement and payment for services is based on filing annual cost reports and reaching a final settlement 12 to 24 months after filing. During the previous fiscal year, the Company experienced an increase in the number of exception requests and administrative appeal processes necessary to reach final settlement. These increased exception processes and administrative appeal processes have increased the required time needed to collect final settlements for open cost report years. With the implementation of PPS, payments for services will be entirely determined on a claim by claim basis after patient discharge.

  The Company receives payment for nursing facility services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided. The federal Medicare program, currently changing from a cost-based reimbursement program to fixed per diem amount under PPS (See "-- Changes in Healthcare Legislation"), with respect to those facilities still reimbursed on a cost basis, pays interim rates based on estimated costs of services on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after each facility's Medicare year end. Specialty medical services generally increase the amount of payments received on a delayed basis. The Company is also moving to a single operating platform for the inpatient group's accounts receivable. At September 30, 1998, approximately 79% of the former GranCare facilities had been converted to the Company's field-based accounts receivable system. All former Mariner Health facilities are scheduled to be converted to the Company's field-based accounts receivable system during fiscal 1999. The Company is reviewing the aging of the Mariner Health accounts receivable and related allowance and may record a charge during fiscal year 1999 to conform the Mariner Health reserve calculation to the calculation utilized by the Company.

  In July of 1998 when PPS was initially implemented, the fiscal intermediaries were not prepared to reimburse the Company and other providers under the new system. Accordingly, the fiscal intermediaries continued to reimburse providers based on their interim payment rates. Effective October 1, 1998, the fiscal intermediaries were required to begin reimbursing providers based on the PPS rates, and the Company believes that substantially all of the fiscal intermediaries are in compliance. With respect to the period between the implementation of PPS and October 1, 1998, a settlement process will occur whereby the difference between the PPS rate and the interim rate will be paid to the provider or to the fiscal intermediary. The Company only had 17 facilities that might be affected by this settlement process and the Company does not believe that this process will have a material effect on the Company's results of operations.

  Once the fiscal intermediaries begin reimbursing providers based on the PPS rates, the Company will submit claims monthly and be reimbursed 14 days following the receipt by the fiscal intermediary of claims for which no dispute is outstanding, and there will be no cost report and audit process. The Company has experienced a delay in the submission of its PPS claims for reimbursement due to system conversion issues and the problems associated with adapting to a new reimbursement system. However, the Company does not believe that these delays have had or will have a material adverse effect on the Company.

  Cash used in investing activities was $211.8 million in the twelve months ended September 30, 1998, as compared to $77.3 million for the year ended September 30, 1997. Investing activities for the year ended September 30, 1998 included the use of $81.1 million related to the Mariner Merger, $28.8 million related to the acquisition of Professional Rehabilitation, Inc., $25.0 million related to the acquisition of certain long-term care facilities, $7.4 million related to various pharmacy acquisitions and $17.0 million to purchase certain LTAC's. Deposits and Other primarily included a deposit to Health and Retirement Properties Trust ("HRPT") of $15 million reduced by the cash received in the GranCare Merger. See "--Other Significant Indebtedness." Other investing activities for the year ended September 30, 1998 included $65.2 million for routine capital expenditures. Capital expenditures are expected to be funded by cash from operations or the Revolving Credit Facility (defined below).

  Financing activities provided $216.3 million during the year ended September 30, 1998. Cash provided by financing activities included $232.8 million from the issuance of 17.8 million shares of common stock to Apollo and certain other investors, $815.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the offering of the Notes (defined below under "--Senior Subordinated Notes"). Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $30.2 million to pay financing fees associated with the Senior Credit Facility and the Notes.

  Senior Credit Facility. As of September 30, 1998, the Senior Credit Facility consisted of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $315 million (the "Tranche A Term Loan

Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $175 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

  The Senior Credit Facility originally called for Term Loans to be amortized in quarterly installments approximating $0.0, $6.6 million, $12.3 million, $12.9 million, $14.1 million, $46.5 million, $59.8 million and $20.0 million in fiscal years 1998 through 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. As of September 30, 1998, there was $21.0 million borrowed under the Revolving Credit Facility and approximately $6.7 million in letters of credit outstanding.

  The principal amounts of the Tranche A Term Loans and the Revolving Credit Facility mentioned above reflect increases to those facilities of $75 million and $25 million, respectively, as part of the First Amendment to the Senior Credit Facility effective on July 31, 1998, consummated in connection with the consummation of the Mariner Merger. As a result of the increased principal amount of the Tranche A Term Loans, aggregate amortization of the Term Loans increased to the following approximate quarterly amounts: $0.0, $8.4 million, $15.8 million, $16.6 million, $18.2 million, $48.5 million, $59.8 million and $20.0 million in fiscal years 1998 through 2006, respectively.

  Interest on outstanding borrowings accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio.

  As of September 30, 1998, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans ranged from 0% to 1.25% for loans based on ABR ("ABR Loans"), and from 0.75% to 2.25% for loans based on the Eurodollar Rate ("Eurodollar Loans"). The Applicable Margin for Tranche B Term Loans was 1.50% and 2.50% ABR Loans and Eurodollar Loans, and 1.75% and 2.75% for Tranche C Term Loans based on ABR and the Eurodollar Rate, respectively. As of September 30, 1998, the Applicable Margin in effect for Revolving Loans and Tranche A Term Loans was 1.25% for ABR Loans and 2.25% for Eurodollar Loans. Accordingly, as of such date the applicable interest rates (in each case first for ABR Loans and then for Eurodollar Loans) were as follows: for Revolving Loans and Tranche A Term Loans, 9.0% and 7.6%; for Tranche B Term Loans, 9.3% and 7.8%; and for Tranche C Term Loans, 9.5% and 8.1%.

   Subsequent to the Company's fiscal year end, the Senior Credit Facility was amended (the "Second Amendment") effective December 23, 1998 to provide the Company and its subsidiaries with additional flexibility under certain of the Senior Credit Facility's financial and operational covenants in exchange for, among other things, a modification of the related pricing matrix. As a result, the applicable interest rate margin for Revolving Loans and Tranche A Term Loans under the ABR will range from 0.25% to 1.25% and for loans under the Eurodollar rate from 1.75% to 2.75%. The applicable interest rate margin for Tranche B Term Loans under the ABR will be 2.25% and will be 3.25% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans under the ABR will be 2.50% and will be 3.50% for Eurodollar loans. Accordingly, as of September 30, 1998, the resultant interest rates (in each case first for ABR Loans and then for Eurodollar Loans) were as follows: for Revolving Loans and Tranche A Term Loans, 9.0% and 8.1%; for Tranche B Term Loans, 10.0% and 8.6%; and for Tranche C Term Loans, 10.3% and 8.8%.

  The covenants contained in the Senior Credit Facility, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, make investments, and make acquisitions. The Company received the consent of the requisite lenders under the Senior Credit Facility to permit the Mariner Merger and certain covenants in the Senior Credit Facility were modified to accommodate the Mariner Merger.

  Subject in each case to certain exceptions, the following amounts are required to be applied, as mandatory prepayments, to prepay the Term Loans: (i) 75% of the net cash proceeds of the sale or issuance of equity by the Company;
(ii) 100% of the net cash proceeds of the incurrence of certain indebtedness;
(iii) 75% of the net cash proceeds of any sale or other disposition by the Company or any of its subsidiaries of any assets excluding the sale of inventory and obsolete or worn-out property, and subject to a limited exception for reinvestment of such proceeds within 12 months; and (iv) 75% of excess cash flow for each fiscal year, which percentage will be reduced to 50% in the event the Company's leverage ratio as of the last day of such fiscal year is not greater than 4.50 to 1.00. Mandatory prepayments will be applied pro rata to the unmatured installments of the Tranche A Term Loans, the Tranche B Term Loans and the Tranche C Term Loans; provided, however, that as long as any Tranche A Term Loans remain outstanding, each holder of a Tranche B Term Loan or a Tranche C Term Loan will have the right to refuse any such mandatory prepayment otherwise allocable to it, in which case the amount so refused will be applied as an additional prepayment of the Tranche A Term Loans. The Company also has the right to prepay the Senior Credit Facility, in whole or in part, at its option. Partial prepayments must be in minimum amounts of $1.0 million. Amounts applied as prepayments of the Revolving Credit Facility may be reborrowed; amounts prepaid under the Term Loans may not be reborrowed.

  Senior Subordinated Notes. In connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers. Pursuant to the terms of the indenture with respect to the Notes, in March 1998, the Company completed an exchange offer with respect to the Notes whereby Notes registered under the Securities Act of 1933, as amended, were exchanged for unregistered Notes. The terms of the exchange Notes are identical to the original Notes. Mariner Health and its subsidiaries are "restricted subsidiaries" under the indenture pursuant to which the Notes were issued.

  Other Significant Indebtedness and Commitments. In connection with the Apollo/LCA/GranCare Mergers, the Company became a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT") and Omega Healthcare Investors, Inc. ("Omega"). HRPT was the holder of a mortgage loan to AMS Properties, Inc. ("AMS Properties"), a wholly-owned subsidiary of the Company, dated October 1, 1994, in the aggregate principal amount of $11.5 million (the "HRPT Loan"). The HRPT Loan was secured, in part, by mortgage and security agreements dated as of March 31, 1995 (collectively, the "HRPT Mortgage") in favor of HRPT and encumbering two nursing facilities in Wisconsin owned by AMS Properties. HRPT was also the lessor with respect to certain facilities leased by AMS Properties and GCI Health Care Centers, Inc. ("GCIHCC").

  In connection with certain transactions effected in February 1997 by GranCare's predecessor with Vitalink, Vitalink (i) paid a cash consent fee to HRPT in the amount of $10 million, which was promptly reimbursed by GranCare immediately following the consummation of certain transactions with Vitalink and (ii) entered into a limited guaranty (not to exceed $15 million in the aggregate) of the obligations by GranCare, AMS and GCIHCC under a master lease agreement dated June 30, 1992 with respect to seven nursing facilities located in Arizona, California and South Dakota (the "GCIHCC Lease"), the HRPT Loan and the HRPT Mortgage (collectively, the "HRPT Obligations") for so long as such obligations remained outstanding. To support Vitalink's limited guaranty of the foregoing obligations, GranCare caused an irrevocable letter of credit to be issued to Vitalink in the event Vitalink made any payments under the limited guaranty (the "HRPT Letter of Credit").

  In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare restructured their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT received an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in AMS and/or GCIHCC (individually, a "Tenant Entity" and collectively, the "Tenant Entities") which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these shares to meet any capital requirements. The terms of the leases between HRPT and the Tenant Entities were extended to January 31, 2013, constituting lease extensions ranging from 3 to 7 years and the aggregate base rental for all facilities leased from HRPT (excluding the Exchange Facilities (as defined below)) increased by $500,000 per year. AMS Properties also prepaid the $11.5 million HRPT Loan and HRPT released the HRPT Mortgage upon completion of a like-kind exchange transaction whereby the Tenant Entities exchanged (the "Exchange Transaction") five nursing facilities (the two nursing facilities previously subject to the HRPT Mortgage and three nursing facilities then owned by the Company (collectively the "Exchange Facilities")) for four nursing facilities owned by HRPT. Following completion of the Exchange Transaction, the Tenant Entities leased back the Exchange Facilities for an aggregate annual rent amount equal to the aggregate rent on the four HRPT facilities.

  In consideration of, and contemporaneously with, the HRPT/GranCare Restructuring, the Company paid HRPT a one time restructuring payment of $10 million. The Company also paid an aggregate amount of $19.0 million to Vitalink and Manor Care in connection with the settlement of certain litigation initiated by Vitalink and Manor Care seeking to enjoin the consummation of the GranCare Merger.

  A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1997 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of September 30, 1998.

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

  In addition to the interest on the Omega Note described in the preceding paragraph, and as a condition to obtaining Omega's consent to the February 1997 transaction between Vitalink and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Note for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by PHCMI: (i) the sum of $1.0 million, plus; (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

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

  Mariner Health Senior Credit Facility. As of September 30, 1998, Mariner Health was the borrower under a $460.0 million revolving credit facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Lenders"), and PNC Bank, National Association ("PNC Bank"), as agent for the Mariner Lenders (the "Mariner Agent"). As of September 30, 1998, approximately $357.0 million of loans and $12.0 million of letters of credit were outstanding. The Mariner Health Senior Credit Facility terminates on January 3, 2000, and provides for prime rate and Eurodollar - based interest rate options. The borrowing availability and rate of interest vary depending upon specified financial ratios, with applicable interest rate margins originally ranging between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar - based advances. As of November 30, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans. The Mariner Health Senior Credit Facility also contains covenants which, among other things, require Mariner Health and its subsidiaries to maintain certain financial ratios and impose certain limitations or prohibitions on Mariner Health with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of Mariner Health with any person or entity; and the disposition of any of Mariner Health's properties or assets.

   Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment") to (a) reduce the amount of the revolving commitment from $460 million to $250 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to increase the applicable interest rate margins so that they range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances, (d) to modify certain of the operating covenants referred to in the immediately preceding paragraph, and
(e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility. Immediately after giving effect to the Mariner Health Senior Credit Facility Amendment, the applicable interest rate margin for prime-based advances increased to 0.75%, and the applicable interest rate margin for Eurodollar-based borrowings increased to 2.25%. Accordingly, the applicable interest rates on prime-based loans will initially be 7.8%, and for Eurodollar-based advances, 7.6%.

  Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries. The Mariner Health Senior Credit Facility and related guarantees are secured by pledges of the stock of substantially all of Mariner Health's direct and indirect subsidiary guarantors, by mortgages on all wholly owned, unencumbered inpatient facilities of Mariner Health and its subsidiaries, by leasehold mortgages on certain inpatient facilities leased by Mariner Health or its subsidiaries, and by security interests in substantially all other property and assets of Mariner Health and its subsidiaries. As the owner of 100% of the capital stock of Mariner Health, the Company has pledged such capital stock to Chase as additional collateral to secure the Company's obligations in connection with the Senior Credit Facility and the Synthetic Lease (as the latter term is defined below under "--Other Factors Affecting Liquidity and Capital Resources").

  Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of the same date (the "Mariner Term Loan Agreement") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210 million senior secured term loan to Mariner Health (the "Mariner Term Loan"). Proceeds of the Term Loan were applied to reduce outstandings under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Term Loan matures on January 3, 2000, is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility.

  Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Senior Credit Facility. Unlike other subsidiaries of the Company (the "Non-Mariner Subsidiaries"), Mariner Health and its subsidiaries neither guarantee the Company's obligations under the Senior Credit Facility nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Health Senior Credit Facility or the Mariner Term Loan. Mariner Health and its subsidiaries are not subject to the covenants contained in the Senior Credit Facility, and the covenants contained in the Mariner Health Senior Credit Facility and the Mariner Term Loan are not binding on the Company and the Non-Mariner Subsidiaries. Mariner Health and the Mariner Health subsidiaries are obligated to continue to comply with the covenants contained in the Mariner Health Senior Credit Facility and the Mariner Term Loan without taking into account the revenues, expenses, net income, assets or liabilities of the Company and the Non-Mariner Subsidiaries. The converse is true with respect to the Company, which (together with its Non-Mariner Subsidiaries) must continue to comply with the covenants contained in its Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of Mariner Health and its subsidiaries.

  Mariner Health Senior Subordinated Notes. Mariner Health is also the issuer of $150.0 million of 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to an indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the "Mariner Trustee"). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries.

  As a consequence of the Mariner Merger and the resulting change of control at Mariner Health, the holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase"), at a purchase price equal to 101% of the outstanding principal amount of the Mariner Notes purchased. Effective on September 11, 1998, Mariner and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated a financial institution as a third-party purchaser, and on September 21, 1998 such financial institution acquired all $40,661,000 of the Mariner Notes tendered in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, the financial institution required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty. See "Quantitative and Qualitative Disclosures about Market Risk." The Tendered Mariner Notes remain outstanding and are owned and controlled by such third-party purchaser. The Company's obligations under the Total Return Swap are guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health.

  Other Mariner Health Indebtedness. As of September 30, 1998, Mariner Health and its subsidiaries had approximately $64.8 million of facility-specific mortgage and other term loan indebtedness outstanding and $71.2 million in capital lease obligations.

  Healthcare Regulatory Matters. The Balanced Budget Act enacted in August 1997 (the "Balanced Budget Act"), contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, over the next five years. Approximately 50% of the savings will be achieved through a reduction in the growth of payments to providers and physicians.

  The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act required the establishment of a PPS system for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes receive a fixed per diem rate for each of their Medicare Part A patients which, during the first three years, is based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries.

  The Balanced Budget Act also required the establishment of an interim payment system for home health services for cost reporting periods beginning on or after October 1, 1997. The interim payment system continues per visit limits and establishes new per beneficiary annual cost limits. A permanent prospective payment system for home health services will be established by October 1, 2000.

  On May 12, 1998, the Health Care Financing Administration released the nursing home PPS rates for Part A Medicare Patients that are in effect from July 1, 1998 through September 30, 1999. The Company's experience thus far under PPS indicates that PPS has resulted in more intense price competition and lower margins among ancillary service providers (including the Company's pharmacy, therapy, and hospital services subsidiaries) as well as lower overall reimbursement and margins for the Company's skilled nursing facilities.

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

  On January 30, 1998, the Health Care Financing Administration issued its new salary equivalency guidelines which change Medicare reimbursement rates for contracted therapy services. Under salary equivalency, the Company is reimbursed for contracted therapy services based on the time spent on the premises by the contract therapist times a fixed rate, depending on the service provided. While the new rates for physical therapy represent an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represent decreases from what the Company previously received. The salary equivalency guidelines will remain in effect until the facility at which such services are provided, including the Company's facilities and other facilities serviced by the Company's therapy subsidiaries, start billing under PPS. The Company believes that while salary equivalency had a slight adverse effect on its therapy revenue, the Company does not believe that salary equivalency has had a material adverse effect on the Company's consolidated revenues.

  The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits are effective for services rendered following December 31, 1998. The fee screens have only recently been published and the Company has not yet determined what effect they will have on the Company's results of operations. In the event that the fee screens are not sufficient to cover the cost of the therapy services provided, they would have a material adverse effect on the Company.

  Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company is appealing these adjustments, certain of which are significant. Certain of these are based on the fiscal intermediaries' denials of the exception to the related organizations principle with regard to services and supplies furnished by the Company's pharmacy and rehabilitation divisions to its nursing facilities, and reductions to costs claimed for therapy services for alleged failures to comply with prudent buyer requirements.

  The prudent buyer principle states, in part, "the prudent and cost-conscious buyer not only refuses to pay more than the going price for an item or service, he also seeks to economize by minimizing cost." Some of the fiscal intermediaries have alleged that the Company was not prudent in its purchasing of occupational therapy and speech pathology services prior to HCFA's establishing salary equivalency guidelines for these services effective in April 1998. Adjustments have been made in settling cost reports that reduced the cost from the amounts that were paid to contract therapy providers to the amount that the intermediary calculated would have been paid if the facility had employed therapists to provide services. Appeals were filed with the Provider Reimbursement Review Board ("PRRB") and resulted in a favorable outcome. However, on review the Social Security Administrator reversed the PRRB and allowed the intermediary's adjustments. The Company believes that it has substantial arguments to support its position that the contested costs are allowable and the issue is being pursued through the appropriate legal processes. There can be no assurance that the Company will prevail or that it will not be required to expend significant amounts to complete the appeal process. In addition contracts for therapy services generally provide for the therapy provider to indemnify the nursing facility in the event of denials or cost report disallowances. There can be no assurance that the therapy providers will not contest the indemnity provisions of the contracts or that they will be able to fund the indemnity provisions.

  The related organization principle states, in part, "a provider's allowable cost for services, facilities, and supplies furnished by a party related to the provider are the costs the related party incurred in furnishing the items in question." The regulations provide for an exception to the related organization principle if certain requirements are met and the Company believes that it meets these requirements with respect to its pharmacy and rehabilitation companies. Some fiscal intermediaries have denied the request for exception and have made adjustments to reduce the allowable cost that is included in nursing facility cost reports to the cost of the related organization. The Company has requested PRRB appeals for these adjustments, but the appeals have not yet been heard. The Company believes that it has substantial arguments to support its position that the facilities should have an exception to the related organization principle. However, there can be no assurance that the Company will prevail or that it will not be required to expend significant amounts to complete the appeal process.

  Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The Company's estimated principal payments, cash interest payments, and rent obligations (including those of Mariner Health) for fiscal year 1999 are approximately $295 million.

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. The Company estimates that total capital expenditures for the year ending September 30, 1999 will be approximately $79.3 million of which $38 million is estimated to be maintenance capital expenditures.

  In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 1998, approximately $48.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease. The Company also received the consent of the requisite lenders under the Synthetic Lease transaction to permit the Mariner Merger, and certain covenants in the Synthetic Lease documents were modified to accommodate the Mariner Merger. In addition, the Synthetic Lease was further amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility.

  The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers other than the Company in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company. See "Business-Regulation" and "Legal Proceedings."

  The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability for periods ended prior to April 1, 1998. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

  The Mariner Health Senior Credit Facility generally prohibits Mariner Health from paying dividends or making distributions to the Company, except as follows: (a) Mariner Health can make a one-time dividend to the Company in an amount not to exceed Mariner Health's consolidated net income for the most recent 12 fiscal months subject to the absence of any default under the Mariner Health Senior Credit Facility and subject further to demonstrating pro forma compliance with certain financial covenants and; (b) Mariner Health may reimburse the Company for ordinary course of business expenses paid by the Company on behalf of Mariner Health or its subsidiaries. In the judgment of the Company's senior management, these restriction have not had, and are not expected to have, a material effect on the ability of the Company to meet its obligations.

  The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, together with amounts available under the Senior Credit Facility and the Mariner Health Senior Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Revolving Credit Facility provides the Company with revolving loans in an aggregate principal amount at any time not to exceed $175 million, of which $147.3 million was available at September 30, 1998 after considering $6.7 million in outstanding letters of credit and the $21.0 million borrowed. Also as of such date, $92.0 million was available under the Mariner Health Senior Credit Facility out of the maximum revolving credit commitment of $460 million, after taking into account $356.0 million in outstanding revolving loans and $12.0 million in outstanding letters of credit made or issued pursuant to the Mariner Health Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes, the Mariner Health Senior Credit Facility, the Mariner Term Loan and the Mariner Notes and to extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. The Company is currently evaluating strategic alternatives with respect to certain of its facilities and product groups. The proceeds from any divestiture generally would be used to pay down the Company's indebtedness.

  Impact of Inflation. The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of September 30, 1998, the Company had Swap Agreements in effect totaling $60.0 million notional amount of which $40.0 million will mature in July 2005 and $20.0 million will mature in November 2005. Under the Swap Agreements, the Company pays interest at an average fixed rate of 6.79% and receives interest at a rate of three-month LIBOR. At September 30, 1998, the fair market value of the Swap Agreements would represent a loss of approximately $6.2 million for the Company. Additionally, in September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement provides for the Company to receive 9.5% interest on approximately $40.7 million of Mariner Notes and to pay interest at one-month LIBOR plus 2.25%. Upon expiration of the Total Return Swap, if not extended, the Company has the right, but not the obligation, to purchase the Mariner Notes. If the Company chooses not to purchase the Mariner Notes, it is responsible for any decrease in the market value and receives the benefit of any increase in market value realized by the third party purchasee. At September 30, 1998, the fair market value of the Total Return Swap Agreement would represent a gain to the Company of approximately $0.1 million. Although the market value of the Mariner Notes has not been directly related to interest rate movements in recent months, to the extent interest rate movements impact the market value of the Mariner Notes, such fluctuations would affect the Company's obligations at expiration of the Total Return Swap Agreement.

  Based on average floating rate borrowings outstanding throughout fiscal year 1998, a 100-basis point change in LIBOR would have caused the Company's annual interest expense to change by approximately $7.8 million. Accordingly, a significant increase in LIBOR would have a material adverse effect on the Company's earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Mariner Post-Acute Network, Inc.

  We have audited the accompanying consolidated balance sheets of Mariner Post-Acute Network, Inc. (formerly Paragon Health Network, Inc., formerly Living Centers of America, Inc.), and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and schedule are the responsibility of the management of Mariner Post-Acute Network, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Post-Acute Network, Inc., and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       Ernst & Young LLP

Atlanta, Georgia
December 21, 1998

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             SEPTEMBER 30,
                                                          --------------------
                                                             1998       1997
                                                          ----------  --------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $    3,314  $ 14,355
  Receivables (less allowances of $68,581 and $33,138)...    617,380   211,989
  Notes receivable, net..................................      9,656     2,223
  Supplies...............................................     31,516    21,237
  Prepaid expenses.......................................     11,943     5,276
  Income tax refund receivable...........................     57,323       --
  Deferred income taxes..................................     58,875    24,294
  Other (including patient trust funds of $5,399 and
   $3,799)...............................................     17,916     7,855
                                                          ----------  --------
    TOTAL CURRENT ASSETS.................................    807,923   287,229
PROPERTY AND EQUIPMENT:
  Land, buildings and improvements.......................    863,451   378,251
  Furniture, fixtures and equipment......................    231,682   121,698
  Leased property under capital leases...................     89,718    12,551
                                                          ----------  --------
                                                           1,184,851   512,500
  Less accumulated depreciation..........................    257,698   210,117
                                                          ----------  --------
                                                             927,153   302,383
GOODWILL, NET............................................  1,084,473   196,120
RESTRICTED INVESTMENTS...................................     88,467    51,976
NOTES RECEIVABLE, NET....................................     20,861    11,200
OTHER ASSETS.............................................    107,774    25,459
                                                          ----------  --------
                                                          $3,036,651  $874,367
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt. $   46,250  $ 43,196
  Accounts payable.......................................    160,240    46,872
  Accrued payroll and related expenses...................    127,774    66,866
  Accrued property taxes.................................     12,277     5,342
  Patient trust funds....................................      5,399     3,799
  Accrued income taxes payable...........................        --      6,231
  Accrued interest.......................................     35,057     2,355
  Other accrued expenses.................................     70,710    10,464
                                                          ----------  --------
    TOTAL CURRENT LIABILITIES............................    457,707   185,125
LONG-TERM DEBT, NET OF CURRENT MATURITIES................  1,977,865   252,763
LONG-TERM INSURANCE RESERVES.............................     61,310    27,555
MINORITY INTEREST........................................      9,618       733
DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES...    133,137    32,908
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; 5,000,000 and
   4,650,000 shares authorized; none issued..............        --        --
  Series A--Junior participating preferred stock, par
   value $.01; none and 350,000 shares authorized and re-
   served; none issued...................................        --        --
  Common stock, par value $.01; 500,000,000 and
   75,000,000 shares authorized; 73,276,866 and
   60,803,760 shares issued..............................        733       608
  Capital surplus........................................    980,142   226,972
  Retained earnings (deficit)............................   (583,111)  164,650
  Unrealized gain (loss) on securities available-for-
   sale..................................................       (750)      244
  Treasury stock at cost--none and 2,004,444 shares......        --    (17,191)
                                                          ----------  --------
    TOTAL STOCKHOLDERS' EQUITY...........................    397,014   375,283
                                                          ----------  --------
                                                          $3,036,651  $874,367
                                                          ==========  ========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEARS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1998       1997       1996
                                               ----------  ---------  ---------
NET REVENUES
  Nursing home revenue:
    Net patient services.....................  $1,513,420  $ 742,046  $ 767,747
    Other....................................      14,645      6,004      8,799
  Non-nursing home revenue:
    Pharmacy services........................     230,313    196,748    127,439
    Therapy services.........................     194,125    179,506    205,785
    Home health, hospital services, and oth-
     er......................................      83,026     15,984      4,721
                                               ----------  ---------  ---------
                                                2,035,529  1,140,288  1,114,491
COSTS AND EXPENSES:
  Salaries and wages.........................     782,520    438,693    455,702
  Employee benefits..........................     158,883     85,712     88,065
  Nursing, dietary and other supplies........      96,462     53,531     60,427
  Ancillary services.........................     430,715    224,912    188,937
  General and administrative.................     187,701    105,522    110,353
  Insurance expense..........................      58,988     26,142     22,446
  Rent.......................................      86,625     42,489     44,185
  Depreciation and amortization..............      75,044     39,309     39,214
  Provision for bad debts....................      29,544     26,282     16,666
  Recapitalization, indirect merger and other
   expenses..................................      87,336      2,588      2,917
  Impairment of long-lived assets............     135,783        --      20,489
  Life insurance proceeds....................         --         --      (2,015)
  Gain on sale...............................         --         --     (22,451)
                                               ----------  ---------  ---------
                                                2,129,601  1,045,180  1,024,935
                                               ----------  ---------  ---------
  INCOME (LOSS) FROM OPERATIONS..............     (94,072)    95,108     89,556
OTHER INCOME AND EXPENSE:
  Interest expense...........................     125,384     21,492     16,750
  Interest and dividend income...............     (11,082)    (4,640)    (4,289)
                                               ----------  ---------  ---------
                                                  114,302     16,852     12,461
                                               ----------  ---------  ---------
  INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST, AND EXTRAORDINARY LOSS..........    (208,374)    78,256     77,095
PROVISION (BENEFIT) FOR INCOME TAXES.........     (10,559)    33,604     33,759
                                               ----------  ---------  ---------
  INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS........................    (197,815)    44,652     43,336
MINORITY INTEREST............................        (562)      (735)      (156)
                                               ----------  ---------  ---------
  INCOME (LOSS) BEFORE EXTRAORDINARY LOSS....    (198,377)    43,917     43,180
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
 DEBT, NET OF $6,034 INCOME TAX BENEFIT......     (11,275)       --         --
                                               ----------  ---------  ---------
NET INCOME (LOSS)............................  $ (209,652) $  43,917  $  43,180
                                               ==========  =========  =========
EARNINGS (LOSS) PER SHARE:
  Basic......................................  $    (4.31) $    0.75  $    0.72
                                               ==========  =========  =========
  Diluted....................................  $    (4.31) $    0.73  $    0.71
                                               ==========  =========  =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic......................................      48,601     58,613     60,372
                                               ==========  =========  =========
  Diluted....................................      48,601     59,808     60,946
                                               ==========  =========  =========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                UNREALIZED
                           COMMON STOCK              RETAINED      GAIN     TREASURY STOCK
                          ---------------  CAPITAL   EARNINGS   (LOSS) ON  ------------------
                          SHARES   AMOUNT  SURPLUS   (DEFICIT)  SECURITIES SHARES    AMOUNT      TOTAL
                          -------  ------ ---------  ---------  ---------- -------  ---------  ---------
BALANCE, SEPTEMBER 30,
 1995...................   60,804   $608  $ 226,694  $  77,553      --         231  $  (1,259) $ 303,596
Net income..............                                43,180                                    43,180
Funding of employee ben-
 efit plans.............                        736                           (138)       846      1,582
Funding of options exer-
 cised under 1992 Em-
 ployee Stock Option
 Plan, net of tax.......                        336                           (120)       639        975
Purchase of treasury
 stock..................                                                     2,328    (20,000)   (20,000)
Unrealized loss on
 securities available-
 for-sale...............                                            (18)                             (18)
                          -------   ----  ---------  ---------    -----    -------  ---------  ---------
BALANCE, SEPTEMBER 30,
 1996...................   60,804    608    227,766    120,733      (18)     2,301    (19,774)   329,315
Net income..............                                43,917                                    43,917
Funding of employee ben-
 efit plans.............                         92                           (177)     1,521      1,613
Funding of options exer-
 cised under 1992 Em-
 ployee Stock Option
 Plan, net of tax.......                        (15)                           (21)       191        176
Issuance of treasury
 stock in exchange for
 warrants...............                       (871)                           (99)       871        --
Unrealized gain on
 securities available-
 for-sale...............                                            262                              262
                          -------   ----  ---------  ---------    -----    -------  ---------  ---------
BALANCE, SEPTEMBER 30,
 1997...................   60,804    608    226,972    164,650      244      2,004    (17,191)   375,283
Net (loss)..............                              (209,652)                                 (209,652)
Issuance of shares to
 Apollo Management, L.P.
 and affiliates, net of
 associated costs.......   17,778    178    232,572                                              232,750
Repurchase of shares in
 connection with the Re-
 capitalization Merger..                                                    54,461   (735,223)  (735,223)
Retirement of treasury
 stock..................  (55,082)  (551)  (202,060)  (538,109)            (55,082)   740,720
Issuance of shares and
 options in exchange for
 GranCare common stock
 and options............   17,440    175    238,814                                              238,989
Issuance of shares to
 Professional
 Rehabilitation, Inc.       1,147     11     22,575                                               22,586
Issuance of shares to
 Summit Medical Hold-
 ings, Inc..............    1,043     10     16,690                                               16,700
Issuance of shares in
 exchange for Mariner
 Health Group, Inc.
 common stock...........   29,615    296    443,922                                              444,218
Funding of options exer-
 cised or canceled under
 1992 Employee Stock Op-
 tion Plan, net of tax..                     (5,918)                        (1,350)    11,410      5,492
Funding of employee ben-
 efit plans                                      92                            (32)       275        367
Issuance of treasury
 stock in exchange for
 warrants...............                         (9)                            (1)         9        --
Issuance of stock under
 various stock option
 plans, net of tax......      532      6      6,492                                                6,498
Unrealized loss on
 securities available-
 for-sale...............                                           (994)                            (994)
                          -------   ----  ---------  ---------    -----    -------  ---------  ---------
BALANCE, SEPTEMBER 30,
 1998...................   73,277   $733  $ 980,142  $(583,111)   $(750)       --         --   $ 397,014
                          =======   ====  =========  =========    =====    =======  =========  =========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEARS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   1998       1997      1996
                                                 ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................  $(209,652) $ 43,917  $  43,180
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activi-
   ties:
    Depreciation and amortization..............     75,044    39,309     39,214
    Interest expense on discounted debt........     16,995       --         --
    Income taxes deferred......................        478      (753)    (9,141)
    Equity earnings/minority interest..........        562       735        156
    Provision for bad debts....................     29,544    26,282     16,666
    Gain on sale...............................        --        --     (22,451)
    Impairment of long-lived assets............    135,783       --      20,489
  Changes in noncash working capital:
    Receivables................................    (71,582)  (44,362)   (69,634)
    Receivable from affiliates.................        --        --       2,698
    Supplies...................................    (11,670)   (3,984)      (519)
    Prepayments and other current assets.......     (3,207)      195      3,832
    Accounts payable...........................    (21,538)   (2,073)   (13,774)
    Accrued expenses and other current liabili-
     ties......................................     23,749    (5,673)    17,465
  Changes in long-term insurance reserves......     16,308     1,462      3,107
  Other........................................      3,654      (215)       520
                                                 ---------  --------  ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIV-
 ITIES.........................................    (15,532)   54,840     31,808
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions and investments.................   (171,894)  (30,548)   (68,710)
  Purchases of property and equipment..........    (65,168)  (36,961)   (53,366)
  Proceeds from sale of DevCon.................        --        --      47,500
  Disposals of property, equipment and other
   assets......................................      3,289     8,365      2,690
  Restricted investments.......................      7,474   (20,543)     5,564
  Net collections on notes receivable..........     21,844     2,580       (538)
  Other........................................     (7,340)     (211)       209
                                                 ---------  --------  ---------
NET CASH USED IN INVESTING ACTIVITIES..........   (211,795)  (77,318)   (66,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares to Apollo Management,
   L.P.........................................    232,750       --         --
  Proceeds from Senior Credit Facility.........    815,000       --         --
  Proceeds from Senior Notes...................    448,871       --         --
  Proceeds from long-term debt.................        --      1,875      1,469
  Net draws under credit line..................    114,000    22,685    194,615
  Repayment of long-term debt..................   (641,924)   (9,297)  (138,708)
  Purchase of treasury stock...................        --        --     (20,000)
  Repurchase of shares in recapitalization.....   (735,223)      --         --
  Deferred financing fees......................    (30,178)      --         --
  Other........................................     12,990       176        975
                                                 ---------  --------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......    216,286    15,439     38,351
                                                 ---------  --------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVA-
 LENTS.........................................    (11,041)   (7,039)     3,508
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...     14,355    21,394     17,886
                                                 ---------  --------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR.........  $   3,314  $ 14,355  $  21,394
                                                 =========  ========  =========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

  Mariner Post-Acute Network, Inc. (the "Company") changed its name effective August 1, 1998 from its former name, Paragon Health Network, Inc. ("Paragon"), following the consummation of the merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner Health") on July 31, 1998 pursuant to an agreement and plan of merger dated as of April 13, 1998 (the "Mariner Merger Agreement"). See Note 4. The Company had previously changed its name from Living Centers of America, Inc. ("LCA") to Paragon on November 4, 1997. At the time of the Mariner Merger, Mariner Health operated long-term health care facilities that provided skilled nursing and residential care services in 16 states and comprehensive rehabilitation services. The Company was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers") pursuant to an agreement and plan of merger dated as of May 7, 1997, as amended and restated as of September 17, 1997 (the "GranCare Merger Agreement"). See Notes 2 and 3. At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

 CASH MANAGEMENT

  The Company maintains a centralized cash management system in which cash receipts are transferred daily from facility and ancillary company depository accounts to cash concentration accounts. Funds are then used to provide for normal working capital requirements, including reduction of the outstanding credit lines or placement of excess funds in investment grade investments. To the extent that cash transferred from the facility and ancillary company depository accounts is not sufficient to provide for cash disbursement requirements, a cash advance is obtained from the Senior Credit Facility and/or the Mariner Senior Secured Facility. See Note 10. Cash equivalents consist of temporary investments with original maturities of three months or less.

 NOTES RECEIVABLE, NET

  Notes receivable, net, aggregating $30.5 and $13.4 million at September 30, 1998 and 1997, respectively, consist primarily of notes which arose from divestitures of certain operating facilities. These notes, which are generally collateralized by long-term care facilities, have interest rates ranging generally from 5% to 12% and maturities through 2012, including approximately $9.8 million due after 2000. Notes receivable, net, at September 30, 1998 and 1997, include reserves for potential uncollectible amounts of $4.0 million and $1.2 million, respectively. Management believes the collateral values are sufficient to recover the net carrying amount of these notes in the event of default.

 SUPPLIES

  Supplies, consisting principally of pharmaceutical and medical supplies, are valued at the lower of cost (first-in, first out) or market.

 PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Capitalized interest related to funds borrowed to finance construction was not significant for all periods presented. Maintenance and repairs are charged to operations as

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES incurred and replacements and significant improvements are capitalized. Depreciation and amortization are provided over the estimated useful lives of the assets on a straight-line basis as follows:

     Buildings...................................................... 25-40 years
     Building improvements.......................................... 10-15 years
     Furniture, fixtures and equipment..............................  3-15 years

  Depreciation expense related to property and equipment for the years ended September 30, 1998, 1997, and 1996 was $49.1 million, $32.0 million, and $33.6 million, respectively.

 GOODWILL, NET

  Goodwill represents the excess of purchase price over fair market value of assets acquired in various purchase transactions and is amortized on a straight-line basis with lives ranging from 30 to 40 years. Accumulated amortization at September 30, 1998 and 1997 was $43.3 million and $20.3 million, respectively. Amortization of goodwill charged to expense was $23.0 million, $7.3 million and $5.6 million for the three years ended September 30, 1998, 1997 and 1996, respectively.

 IMPAIRMENT OF LONG-LIVED ASSETS

  In September 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Goodwill is also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow. See Note 13.

 RESTRICTED INVESTMENTS

  Restricted investments represent cash, other investments, and common stock holdings that have been designated to (i) pay insurance claims of the Company's wholly-owned insurance subsidiaries and (ii) serve as partial collateral for the Company's lease agreements with Health and Retirement Properties Trust ("HRPT") (See Note 10). These restricted investments have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at their estimated fair value. See Note 19.

 INCOME TAXES

  Noncurrent deferred income taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes and reserves for uninsured losses not deductible in the current period. Current deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes which are expected to reverse within one year. See Note 16.

  The Company files a consolidated federal income tax return. Federal and state income tax payments made for the three years ended September 30, 1998, 1997 and 1996 were $1.0 million, $40.0 million and $31.5 million, respectively. The Company received $8.7 million in tax refunds during fiscal 1998 in addition to the $1.0 million in tax payments made by the Company.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

 TREASURY STOCK

  During fiscal year 1996, the Company acquired 2,327,220 shares of treasury stock (775,740 shares prior to the three-for-one stock split) on the open market for a total cost of $20.0 million. The shares repurchased were primarily intended to be used as part of a plan to fund the employer's contributions to the Company's 401(k) Plan and Deferred Retirement Incentive Plan and to fund employee purchases made under the Company's Employee Stock Purchase Plan. See Note 23. All treasury stock was retired effective November 4, 1997 in connection with the Company's recapitalization.

 NET REVENUES

  Net patient service revenue includes patient revenues payable by patients, amounts reimbursable by third party payors under contracts, rehabilitation therapy service revenues from management contracts to provide services to non-affiliated skilled nursing facilities and other entities and revenues from the Company's medical products and home health care services. Patient revenues payable by patients at the Company's facilities are recorded at established billing rates. Patient revenues to be reimbursed by contracts with third-party payors are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid under cost reimbursement programs are determined by filing cost reports which are then subject to audit and retroactive adjustment by the payor. Legislative changes to state or federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors are reflected in operations at the time of the adjustment or settlement. Medicare revenues represented 32%, 26% and 26% and Medicaid revenues represented 39%, 41% and 43% of net revenue for the three years ending September 30, 1998, 1997 and 1996, respectively.

  In addition, indirect costs reimbursed under the Medicare program are subject to regional limits. The Company's costs generally exceed these limits and accordingly, the Company is required to submit exception requests to recover such excess costs. The Company believes it will be successful in collecting these receivables, however, the failure to recover these costs in the future could materially and adversely affect the Company.

  On July 1, 1998, the Company began phasing in its facilities to a Prospective Payment System ("PPS") for services to Medicare patients. By June 30, 1999, all facilities will be paid by Medicare under PPS, and as such revenue recorded will consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates.

  After July 1, 1998, as its customers transition to PPS, the Company is amending the relationships with its customers to provide services at a fixed price based on the acuity of its patient. The Company will generate delivery of the appropriated level of therapy services to each patient based on the appropriate determination of need.

  The Company's rehabilitation management contracts typically have a term of one year but frequently include automatic renewals and in general are terminable on notice of 30 to 90 days by either party. Under certain contracts, the Company bills Medicare or another third-party payor directly. Under other contracts, the Company is compensated on a fee for service basis and in general directly bills the skilled nursing facility, which in turn receives reimbursement from Medicare, Medicaid, private insurance or the patient. The Company recognizes

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES payments under these latter contracts as payments from private payors. Under these latter contracts, the Company also generally indemnifies its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. The Company has established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. Historically, reimbursement denials under these contracts have been insignificant; however, an increase in denials could materially and adversely affect the Company.

  Under arrangements in which the Company bills a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimburses the facility based on a reasonable cost standard. Specific guidelines exist for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applies salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational and speech therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines are significantly less than for its speech and occupational therapy services under the "prudent buyer" rule. In addition, the Company provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. The Company believes that the services which are charged at market rates qualify for an exception to Medicare's related organization principle. There can be no assurance, however, that the Health Care Finance Administration ("HFCA") will endorse the Company's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

  In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA has promulgated new salary equivalency guidelines.

  Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company is aware of one current investigation and an additional possible investigation involving allegations of potential wrongdoing. See Note 17. While the Company believes that it is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

 STOCK-BASED COMPENSATION

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

  In October 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock options. Companies that do not follow the new fair-value based method are required to provide pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been applied. See Note 23 for the pro forma effects on the Company's reported net income (loss) and earnings per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS 123.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

 EARNINGS PER SHARE

  In February 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. The Company implemented SFAS 128 in the first quarter of fiscal year 1998. The earnings per share impact of this implementation was not significant.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events, they may ultimately differ from actual results.

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

  In June 1998 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 will become effective in the Company's fiscal year ending September 30, 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

  In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

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

 RECLASSIFICATIONS

  Certain prior year amounts have been reclassified to conform with the 1998 financial statement presentation.

NOTE 2. RECAPITALIZATION MERGER

  During 1997 the Company entered into the Recapitalization Merger which was completed effective November 1, 1997 for accounting purposes. In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 17.8 million shares (adjusted for the three-for-one stock split, see Note 14) of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

  On November 4, 1997, the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $150 million. See Note 10.

  The Company used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 14), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 3 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.

NOTE 3. GRANCARE MERGER

  Effective November 1, 1997 for accounting purposes, and subsequent to the Company's recapitalization, the Company completed the merger acquisition of GranCare pursuant to the GranCare Merger Agreement. In the GranCare Merger approximately 17.4 million shares (adjusted for the three-for-one stock split, see Note 14) of the Company's common stock were exchanged for GranCare common stock and approximately 1.3 million options (adjusted for the three-for-one stock split, see Note 14) to purchase shares of the Company's common stock were exchanged for options to purchase GranCare common stock. The Company's total purchase price of the acquisition was approximately $250.6 million including legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

GranCare's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of GranCare have been recorded at fair market value based on the total purchase price allocation as follows (in thousands):

     Current assets................................................... $225,617
     Property and equipment...........................................  215,455
     Goodwill.........................................................  368,741
     Restricted investments...........................................   40,987
     Other long-term assets...........................................   40,066
     Current liabilities.............................................. (117,669)
     Long-term debt................................................... (369,871)
     Other non-current liabilities.................................... (152,767)
                                                                       --------
     Total purchase price............................................. $250,559
                                                                       ========

  In the quarter ended June 30, 1998, an adjustment was made to record GranCare's property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment and other unfavorable contract rights, and assign a value to identifiable intangible assets. The unfavorable operating lease obligation in the amount of $36.4 million is amortized over the lives of the respective leases and is reflected in the accompanying consolidated balance sheet as other liabilities. Goodwill resulting from the GranCare Merger is being amortized on a straight-line basis over 30 years. The Omega Note (see Note 10) assumed by the Company in the GranCare Merger has been recorded at its fair value. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $4.0 million for the fiscal year ended September 30, 1998, was recorded as a reduction to interest expense.

NOTE 4. MARINER MERGER

  Effective July 31, 1998 the Company completed merger with Mariner Health pursuant to the terms of the previously announced Mariner Merger Agreement. In the Mariner Merger approximately 29.6 million shares of the Company's common stock were exchanged for Mariner Health common stock. The Company's total purchase price of the acquisition was approximately $535.7 million including cash payments for options, legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Mariner Health's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of Mariner Health have been recorded at fair market value based on a preliminary purchase price allocation. The total purchase price has been allocated as follows (in thousands):

     Current assets................................................... $213,862
     Property and equipment...........................................  420,047
     Goodwill.........................................................  564,566
     Restricted investments...........................................    3,227
     Other long-term assets...........................................   36,378
     Current liabilities..............................................  (55,853)
     Long-term debt................................................... (600,202)
     Other non-current liabilities....................................  (46,344)
                                                                       --------
     Total purchase price............................................. $535,681
                                                                       ========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 5. RECAPITALIZATION, INDIRECT MERGER AND OTHER EXPENSES

  Recapitalization, indirect merger and other expenses include approximately $66.2 million of costs related to the Apollo/LCA/GranCare Mergers, approximately $12.0 million of costs related to the Mariner Health Merger, and approximately $8.7 million of other expenses. Approximately $69.3 million of these costs were paid during the fiscal year ended September 30, 1998.

NOTE 6. PRO FORMA FINANCIAL INFORMATION

  The following unaudited pro forma financial information (in thousands, except per share data) presents the consolidated results of operations of LCA, GranCare, and Mariner Health as if the Apollo/LCA/GranCare Mergers and the Mariner Merger had occurred effective October 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the Mergers, and related income tax effects. Such adjustments exclude a $12.0 million charge, net of a $7.0 million income tax benefit, for termination fees paid by GranCare to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in conjunction with the GranCare Merger. The results of operations for the year ended September 30, 1997 include a $30.0 million charge, net of a $6.0 million income tax benefit, recorded by GranCare in February 1997 in connection with the spin-off of its institutional pharmacy business. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Apollo/LCA/GranCare

Mergers and the Mariner Merger been consummated as of those dates, nor are they necessarily indicative of future operating results.

                                                        YEAR ENDED SEPTEMBER
                                                                 30
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
     Net revenues...................................... $2,776,514  $2,732,372
                                                        ==========  ==========
     Loss before extraordinary item....................   (229,768)    (40,112)
     Extraordinary item................................    (11,275)     (4,831)
                                                        ----------  ----------
     Net (loss)........................................ $ (241,043)    (44,943)
                                                        ==========  ==========
     Basic loss per share:
       Net loss before extraordinary item.............. $    (3.14) $    (0.55)
       Extraordinary item..............................      (0.15)      (0.06)
                                                        ----------  ----------
       Net loss........................................ $    (3.29) $    (0.61)
                                                        ==========  ==========
     Diluted loss per share:
       Net loss before extraordinary item.............. $    (3.14) $    (0.55)
       Extraordinary item..............................      (0.15)      (0.06)
                                                        ----------  ----------
       Net loss........................................ $    (3.29) $    (0.61)
                                                        ==========  ==========

  Pro forma information for 1997 and other 1998 acquisitions (see Note 7) is not presented because their operating results, either individually or in the aggregate, do not have a material effect on the pro forma operating results presented above.

NOTE 7. ACQUISITIONS

 FISCAL YEAR 1998 ACQUISITIONS

  In addition to the Mariner Merger and Apollo/LCA/GranCare Mergers discussed in Notes 1 through 4, during fiscal year 1998 the Company acquired through merger Professional Rehabilitation, Inc., a provider of rehabilitation services, in a stock-for-stock transaction. Approximately 1.1 million shares of the Company's common stock and $27.0 million in cash were exchanged for Professional Rehabilitation, Inc.'s common stock. In connection with this transaction, approximately $45.3 million was recorded as goodwill.

  The Company also acquired Summit Medical Holdings, Ltd., a provider of long-term acute care services, during fiscal 1998 in exchange for $10.0 million in cash and approximately 1.0 million shares of the Company's common stock. In connection with this transaction, $17.4 million was recorded as goodwill.

  In addition, the Company acquired several institutional pharmacies and long-term care centers as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

 FISCAL YEAR 1997 ACQUISITIONS

  The Company acquired institutional pharmacies, home health agencies, hospice and therapy operations as part of several smaller transactions, primarily for cash. All such acquisitions were recorded using the purchase method of accounting.

 FISCAL YEAR 1996 ACQUISITIONS

  In June 1996, the Company acquired certain assets of Lahr Pharmacy, Inc. and related companies for $13.4 million in cash.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

  Effective September 1, 1996, the Company acquired the stock of Allied Pharmacy Management, Inc., which operated five institutional pharmacies and a home health care business in Florida, for $29.6 million in cash.

  All such acquisitions were recorded using the purchase method of accounting.

NOTE 8. DIVESTITURES

  In September 1998, the Company divested of its Hospice operations, which provided care for terminal patients, for a cash sales price of $6.0 million.

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

NOTE 9. RESTRICTED INVESTMENTS

  Restricted investments at September 30, 1998 and 1997 included the following (in thousands):

                                                 GROSS      GROSS    ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
SEPTEMBER 30, 1998                     COST      GAINS      LOSSES     VALUE
------------------                   --------- ---------- ---------- ---------
Restricted by self insurance pro-
 grams:
  U.S. Treasury Notes...............  $24,596    $  761     $  --     $25,357
  Asset-backed securities...........    2,402        85        --       2,487
  Corporate debt securities.........   30,716       948        --      31,664
  Mortgage-backed securities........    3,455       854        --       4,309
  Repurchase Pooling Arrangement....      587       --         --         587
  Cash..............................    7,250       --         --       7,250
                                      -------    ------     ------    -------
    TOTAL...........................   69,006     2,648        --      71,654
Restricted by lease agreements:
  HRPT common stock.................   18,813       --       2,000     16,813
                                      -------    ------     ------    -------
                                      $87,819    $2,648     $2,000    $88,467
                                      =======    ======     ======    =======

                                                 GROSS      GROSS    ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
SEPTEMBER 30, 1997                     COST      GAINS      LOSSES     VALUE
------------------                   --------- ---------- ---------- ---------
Restricted by self insurance pro-
 grams:
  U.S. Treasury Notes...............  $36,234     $234       $ (9)    $36,459
  Asset-backed securities...........    2,604       32         (2)      2,634
  Corporate debt securities.........    5,073       68        --        5,141
  Mortgage-backed securities........    4,273       54         (2)      4,325
  Repurchase Pooling Arrangement....      539      --         --          539
  Cash..............................    2,878      --         --        2,878
                                      -------     ----       ----     -------
   TOTAL............................  $51,601     $388       $(13)    $51,976
                                      =======     ====       ====     =======

  Proceeds from the sale and maturities of investments were $95.4 million, $19.1 million, and $14.5 million for the three years ended September 30, 1998, 1997 and 1996, respectively. Gross gains (losses) were not significant for all periods presented.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

  The amortized cost and estimated fair value of debt securities and other investments at September 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
     Due in one year or less................................  $ 5,485   $ 6,168
     Due after one year through five years..................   33,303    33,331
     Due after five years through ten years.................   14,270    15,122
     Due after ten years....................................    2,254     2,400
                                                              -------   -------
                                                               55,312    57,021
     Asset-backed securities................................    2,402     4,309
     Mortgage-backed securities.............................    3,455     2,487
     Repurchase Pooling Arrangement.........................      587       587
     HRPT Common Stock......................................   18,813    16,813
     Cash...................................................    7,250     7,250
                                                              -------   -------
     TOTAL..................................................  $87,819   $88,467
                                                              =======   =======

  The Repurchase Pooling Arrangement is subject to market risk associated with changes in the value of the underlying financial instruments as well as the risk of loss of appreciation if a counter party fails to perform.

NOTE 10. DEBT

  Long-term debt at September 30, 1998 and 1997 is summarized in the following table (in thousands):

                                                             SEPTEMBER 30,
                                                          --------------------
                                                             1998       1997
                                                          ----------  --------
     Senior Debt:
       Senior Credit Facilities:
         Revolving Credit Facility....................... $   21,000  $    --
         Bank Credit Facility............................        --    255,000
         Term Loans......................................    815,000       --
         Mariner Health Senior Credit Facility...........    356,000       --
       SouthTrust Bank of Alabama, N.A...................        --     20,000
       Variable Annuity Life Insurance Company...........        --     10,000
       NationsBank of Texas, N.A.........................        --      3,000
       Mortgage notes (6% to 11% due through 2014).......     55,918       609
       Other notes payable (8% to 10% due through 2008)..     91,346     3,547
     Subordinated Debt:
       Senior Subordinated Notes (due 2007)..............    274,287       --
       Senior Subordinated Discount Notes (due 2007).....    183,968       --
       Mariner Health Senior Subordinated Notes (due
        2006)............................................    149,749       --
                                                          ----------  --------
                                                           1,947,268   292,156
     Obligations under capital leases....................     76,847     3,803
                                                          ----------  --------
                                                           2,024,115   295,959
     Less short-term notes payable and current portion...    (46,250)  (43,196)
                                                          ----------  --------
     TOTAL LONG-TERM DEBT................................ $1,977,865  $252,763
                                                          ==========  ========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

  Interest paid on the above debt was $74.5 million, $21.8 million, and $19.3 million during the three years ended September 30, 1998, 1997, and 1996, respectively.

SENIOR CREDIT FACILITY

  The Senior Credit Facility consists of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $315 million (the "Tranche A Term Loan Facility"); a 7 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche B Term Loan Facility"); an 8 1/2 year term loan facility in an aggregate principal amount of $250 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $175 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness, and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

  The Term Loans will be amortized in quarterly installments totaling $8.4 million, $15.8 million, $16.6 million, $18.2 million, $48.5 million, $59.8 million, and $20.0 million in the fiscal years 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. As of September 30, 1998, there was $21.0 million borrowed under the Revolving Credit Facility in addition to approximately $6.7 million letter of credit issuances.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

  Amounts applied as prepayments of the Revolving Credit Facility may be reborrowed; amounts prepaid under the Term Loans may not be reborrowed.

  The $255.0 million Bank Credit Facility was repaid in full on November 4,
1997.

SENIOR SUBORDINATED NOTES

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

MARINER HEALTH SENIOR CREDIT FACILITY

  Mariner Health is the borrower under a $460.0 million senior secured revolving loan facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Health Lenders"), and PNC Bank, National Association, as agent for the Mariner Health Lenders (the "Mariner Health Agent"). As of September 30, 1998, approximately $356.0 million of loans, and $12.0 million of letters of credit, were outstanding under the Mariner Health Senior Credit Facility. The Mariner Health Senior Credit Facility terminates on January 3, 2000, and provides for prime rate and Eurodollar-based interest rate options. The borrowing availability and rate of interest vary depending upon specified financial ratios, with applicable interest rate margins ranging between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar-based advances. As of September 30, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans. The Mariner Senior Credit Facility also contains covenants which, among other things, require Mariner Health to maintain certain financial ratios and impose certain limitations or prohibitions on Mariner Health with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisition of new facilities; the merger or consolidation of Mariner Health with any person or entity; and the disposition of any of Mariner Health's properties or assets.

  Mariner Health's obligations under the Mariner Health Senior Credit Facility are collateralized by a pledge of the stock of substantially all of its subsidiaries and are guaranteed by substantially all of its subsidiaries. In addition, the Mariner Health Senior Credit Facility is collateralized by mortgages on certain inpatient facilities of Mariner Health and its subsidiaries, by leasehold mortgages on certain inpatient facilities leased by Mariner Health or its subsidiaries, and by security interests in certain other property and assets of Mariner Health and its subsidiaries. As the owner of 100% of the capital stock of Mariner Health, the Company has pledged such capital stock to Chase as additional collateral to secure the Company's obligations in connection with the Senior Credit Facility and the Synthetic Lease (See Note 17).

  Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Senior Credit Facility. Unlike subsidiaries of the Company other than Mariner Health and its subsidiaries (the "Non-Mariner Subsidiaries"), Mariner Health and its subsidiaries neither guarantee the Company's obligations under the Senior Credit Facility nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Health Senior Credit Facility. Mariner Health and its subsidiaries are not subject to the covenants contained in the Senior Credit Facility, and

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES the covenants contained in the Mariner Senior Credit Facility are not binding on the Company and the Non-Mariner Subsidiaries. Mariner Health and the Mariner Health subsidiaries are obligated to continue to comply with the covenants contained in the Mariner Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of the Company and the Non-Mariner Subsidiaries. The converse is true with respect to the Company, which (together with its Non-Mariner Health Subsidiaries) must continue to comply with the covenants contained in its Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of Mariner Health and its subsidiaries.

MARINER HEALTH SENIOR SUBORDINATED NOTES.

  Mariner Health is also the issuer of certain 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Health Notes") which were issued pursuant to that certain Indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee, and are outstanding in the aggregate principal amount of $150.0 million. The Mariner Health Notes are unsecured senior subordinated obligations of Mariner Health and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner Health, including indebtedness under the Credit Facility. The Mariner Health Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on the sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of Mariner Health's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of Mariner Health to another person.

OTHER SIGNIFICANT INDEBTEDNESS.

  In connection with the GranCare Merger, the Company became a party to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega").

  A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of September 30, 1998.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

  In October 1993 the Company borrowed $20 million from SouthTrust Bank of Alabama, NA which was unsecured and bore interest at the rate of 6.95%, which was payable semi-annually. The $20 million principal balance of the note was repaid in full in November 1997.

  In January 1994, the Company issued, in a private placement, a $10 million note to American General Insurance Company that was later sold to The Variable Annuity Life Insurance Company at a fixed rate of interest of 7.79%. The note was unsecured and was repaid in full in November 1997.

  Long-term debt, including capital lease obligations, maturing in the next five fiscal years is presented below (in thousands):

                                                              SEPTEMBER 30, 1998
                                                              ------------------
     1999....................................................     $   46,250
     2000....................................................         96,406
     2001....................................................         80,559
     2002....................................................         74,309
     2003 and thereafter.....................................      1,726,591

  The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of September 30, 1998, the Company had Swap Agreements in effect totaling $60.0 million notional amount of which $40.0 million will mature in July 2005 and $20.0 million will mature in November 2005. Under the Swap Agreements, the Company pays interest at an average fixed rate of 6.79% and receives interest at a rate of three-month LIBOR. At September 30, 1998, the fair market value of the Swap Agreements would represent a loss of approximately $6.2 million for the Company. Additionally, in September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement provides for the Company to receive 9.5% interest on approximately $40.7 million of Mariner Notes and to pay interest at one-month LIBOR plus 2.25%. Upon expiration of the Total Return Swap, if not extended, the Company has the right, but not the obligation, to purchase the Mariner Notes. If the Company chooses not to purchase the Mariner Notes, it is responsible for any decrease in the market value and receives the benefit of any increase in market value realized by the third party purchase.

  Also during quarter ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Apollo/LCA/GranCare Mergers.

NOTE 11. EMPLOYEE RETIREMENT PLANS

  The Company's employees are eligible to participate in various defined contribution retirement plans sponsored by the Company. Company contributions to these plans represent a matching percentage of certain employee contributions which for certain plans, is subject to management's discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all its defined contribution retirement plans was $3.8 million, $3.5 million, and $2.2 million for the three years ended September 30, 1998, 1997, and 1996, respectively.

  The Company does not provide post-retirement health care or life insurance benefits to employees. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions."

NOTE 12. LIFE INSURANCE PROCEEDS

  In the third quarter of fiscal year 1996 the Company recorded a non-taxable gain of $2.0 million from the receipt of life insurance proceeds following the death of Don W. Wortley, former President of TMI.

                                     65--1

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

  In the fourth quarter of fiscal year 1998 the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by the Company's accounting policy which follows the guidelines of SFAS 121. The non-cash accounting charge was determined based on a detailed analysis of the Company's long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $135.8 million related to the Company's nursing facilities and home health agencies with either cash flow losses or nursing facilities where management believed an impairment existed as a result of reduced Medicare reimbursement due to PPS. Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed. The decision regarding the disposition of certain nursing facilities, which had operating losses of $0.7 million during fiscal 1998, was completed during the fourth quarter of fiscal 1998. Nursing facilities and home health agencies to be disposed of had a carrying value of $54.8 million at September 30, 1998.

  In the fourth quarter of fiscal year 1996 the Company recorded an impairment loss of $20.5 million related to nursing facilities with a history of cash flow losses, certain other nursing facilities where management believed an impairment existed as a result of the competitive environment, goodwill, and other assets to be disposed. Management estimated the undiscounted cash flows to be generated by each of these assets and compared them to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed. The facilities with a history of cash flow losses operated at a loss for periods ranging from one to four years. The undiscounted cash flows for TMI were estimated based on the operating results of TMI subsequent to the death of the President of the rehabilitation services group (founder of TMI) and adjusted for the loss of contracts and impending business changes as a result of his death. The decision regarding the disposition of certain nursing facilities, which had operating losses of $0.4 million during fiscal 1996, was completed in the fourth quarter of 1996. Facilities to be disposed of had a carrying value of $1.5 million at September 30, 1996, and were sold in fiscal year 1997.


NOTE 14. STOCK SPLIT

  On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split in the form of a stock dividend to stockholders of record as of December 15, 1997 that was paid on December 30, 1997. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital have been restated to reflect this split.

NOTE 15. RESTRUCTURING PLAN

  On June 14, 1996, the Company finalized and approved a plan originating in June 1995 to restructure the operations and exit certain activities of ARS. This plan included centralization of billing and collection, closing or downsizing unprofitable clinics and offsite contracts, and staff reductions of approximately 300 employees in

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES both corporate overhead and field management. This plan resulted in an increase to the original purchase price of the acquisition by $10.1 million, which was recorded in June 1996 and included an accrual for estimated exit costs of $4.4 million related to termination/severance for displaced employees and $4.2 million related to future lease costs for abandoned real property. During the fourth quarter of fiscal year 1997 the Company lowered its original estimate of the accrual for exit costs which resulted in a reduction to the original purchase price of $1.9 million. The revised increase in purchase price as a result of the restructuring plan includes the following:

     Termination/severance for displaced employees......................  $3,760
     Future lease costs for abandoned real property.....................   2,561
     Write off of abandoned tangible and intangible assets at closed lo-
      cations...........................................................   1,920
                                                                          ------
       Total............................................................  $8,241
                                                                          ======

  The restructuring plan was fully completed during the 1998 fiscal year and all amounts provided under this charge had been paid.

NOTE 16. INCOME TAXES

  The provision (benefit) for income taxes is presented in the table below (in thousands):

                                                   YEARS ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  ---------  --------  --------
     Current:
       Federal................................... $ (10,266) $ 34,214  $ 38,326
       State & Local.............................      (772)    5,370     5,141
                                                  ---------  --------  --------
                                                   (11,038)    39,584    43,467
     Deferred:
       Federal...................................       440    (4,922)   (8,276)
       State & Local.............................        39    (1,058)   (1,432)
                                                  ---------  --------  --------
                                                        479    (5,980)   (9,708)
                                                  ---------  --------  --------
         Total................................... $ (10,559) $ 33,604  $ 33,759
                                                  =========  ========  ========

  The provision for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

                                                 YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1998        1997      1996
                                                ---------   --------  --------
     Federal statutory income tax rate........      (35.0%)     35.0%     35.0%
     Increase (decrease) in taxes resulting
      from:
       State & local taxes, net of federal tax
        benefits..............................       (0.2%)      3.6%      3.4%
       Permanent book/tax differences, primar-
        ily resulting from goodwill...........        2.9%       2.4%      7.0%
       Impairment of long-lived assets .......       10.1%       --        --
       Non-deductible merger and acquisition
        costs.................................        2.2%       1.0%      --
     Other, net...............................        0.1%       1.3%     (1.6%)
     Change in valuation allowance............       14.8%       --        --
                                                ---------   --------  --------
     Effective tax rate.......................       (5.1%)     43.3%     43.8%
                                                =========   ========  ========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Deferred tax liabilities:
       Amounts relating to property and equipment.......... $(25,457) $(32,967)
       Insurance...........................................   (3,752)      --
       Other...............................................      --     (5,107)
                                                            --------  --------
         Total deferred tax liabilities ...................  (29,209)  (38,074)
                                                            --------  --------
     Deferred tax assets:
         Asset valuation...................................   35,993    16,981
         Insurance.........................................      --      7,261
         Payroll and benefits..............................   12,142     4,362
         Restructuring reserve.............................      558       863
         Purchase accounting...............................   15,716       --
         NOL carryforwards.................................   35,282     1,844
         Other miscellaneous...............................    4,226     6,183
         Accrued expenses..................................   14,135       --
         Tax credits ......................................      730       --
         Timing differences in Medicare....................    1,628     1,716
                                                            --------  --------
         Total deferred tax assets.........................  120,410    39,210
     Less valuation allowance..............................  (70,252)   (1,844)
                                                            --------  --------
     Net deferred tax asset (liability).................... $ 20,949  $   (708)
                                                            ========  ========

  The net change in the valuation allowance for deferred tax assets was an increase of $68.4 million and $0.1 million at September 30, 1998 and 1997, respectively. The GranCare Merger and Mariner Merger resulted in the addition of deferred taxes and corresponding valuation allowance in the amount of $37.4 million.

  The Company has net operating loss carryforwards of $92.0 million expiring at various dates through 2018. The net operating losses are subject to various limitations due to changes in ownership of the Company's subsidiary corporations during the year.

NOTE 17. COMMITMENTS AND CONTINGENCIES

 LEASES

  Certain of the Company's facilities are held under operating or capital leases. All capital leases will expire by 2009. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Facilities operating under capital leases.................. $89,718  $12,551
   Less accumulated amortization..............................  (6,838)  (5,799)
                                                               -------  -------
                                                               $82,880  $ 6,752
                                                               =======  =======

  In October 1996 the Company entered into a leasing program, initially totaling $70.0 million and subsequently increased to $100.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The lease is an unconditional

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

"triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 1998 approximately $48.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

  Rental expense, net of sublease rent income and amortization of unfavorable lease obligation, for all operating leases was $86.6 million, $42.5 million and $44.2 million for the three years ended September 30, 1998, 1997 and 1996, respectively. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rent income was $7.1 million, $6.5 million and $6.9 million for the three years ended September 30, 1998, 1997 and 1996, respectively. Contingent rent based primarily on revenues was $2.3 million, $1.8 million and $1.6 million for the three years ended September 30, 1998, 1997 and 1996, respectively.

  The table below presents a schedule of the future minimum rental commitments and sublease income under all noncancellable leases as of September 30, 1998 (in thousands):

                                                             SUBLEASE
                                                  OPERATING   INCOME   CAPITAL
                                                  ---------- --------  --------
     1999........................................ $   93,421 $ (7,522) $ 10,729
     2000........................................     79,565   (6,459)    9,283
     2001........................................     75,432   (6,459)    8,291
     2002........................................     68,999   (6,105)    8,261
     2003........................................     69,395   (5,699)   15,687
     Subsequent years............................    648,478  (59,526)   52,117
                                                  ---------- --------  --------
     Total minimum rental obligations............ $1,035,290 $(91,770)  104,368
                                                  ========== ========
     Less amount representing interest...............................   (27,521)
                                                                       --------
     Present value of capital leases.................................    76,847
     Less current portion............................................    (5,544)
                                                                       --------
     Long-term obligations under capital leases......................  $ 71,303
                                                                       ========

LITIGATION

  As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers, other than the Company, in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of false claims as well as an increase in enforcement actions resulting from the investigation. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

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

  On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al. v. GranCare, Inc., and AMS Properties, Inc., d/b/a Cedars Health Care Center, Inc. Case No. 96 CV 4449, asserting five claims for relief, including third-party beneficiary, tortious interference and negligence per se causes of action arising out of quality of care issues at a healthcare facility formerly owned by GranCare. Pursuant to the Third Amended Complaint, the class claims were finally identified as third-party beneficiary of contract; breach of contract; tortious interference with contract; fraud; and negligence per se. In addition to the class claims, the named plaintiffs each asserted claims for promissory estoppel and violation of the Colorado Consumer Protection Act.

  On March 15, 1998, the court entered an order in which it certified a class action in the matter. The court has only certified the class with respect to the issue of liability and the various class rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. On May 7, 1998, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. In response to the Company's Motion to Dismiss All Claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds, on October 30, 1998, the court partially granted the Company's motions, dismissing the claims of all plaintiffs who were at all times during the class period Medicare/Medicaid patients, for lack of jurisdiction. The court further dismissed all restitution claims for the remaining plaintiffs, except those relating to emotional distress for the period beginning with their stay at defendants' facility and ending at the moment that they first received any Medicare/Medicaid benefits. No restitution claims of any sort were allowed on the claims for tortuous interference, fraud and negligence per se. In its order, the court requested a conference relative to whether the class was large enough to justify continuing the case as a class action. After this order, at the request of plaintiffs' counsel, the court stayed all activity and allowed plaintiffs to file a Motion for Reconsideration. Plaintiffs' Motion for Reconsideration was filed, as ordered, on November 16, 1998, and the court denied plaintiffs' motion on November 19, 1998. On December 10, 1998, the court certified as a final judgment that portion of its order of October 30, 1998 dismissing for lack of jurisdiction all the claims of plaintiffs who were at all relevant times Medicare or Medicaid patients. The court further stayed all remaining proceedings pending resolution of any appeal of the certified final judgment, and vacated the trial which had been scheduled for March 15, 1999. The Company intends to vigorously contest the remaining alleged claims and the certification of the various classes.

  The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office is involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation is the result of a qui tam complaint (which involves a private citizen requesting the federal government to intervene in an action because of an alleged violation of a federal statute) filed under seal against the Company, and the AUSA is investigating the allegations in order to determine if the United States will intervene in the proceedings. The AUSA has requested that the Company voluntarily produce a substantial amount of documents, including medical records of former residents. In November 1997, counsel for the Company met with the AUSA and the parties engaged in discussions on whether the voluntary production of former residents' medical records can be accomplished without violating the residents' rights to privacy and confidentiality. Based upon the information currently known about the complaint, the Company believes that given an opportunity to address the allegations, the AUSA will find intervention by the United States is without merit. In December 1997, the Company advised the AUSA that absent the United States agreeing to protect the confidentiality of the residents' medical records, and to prevent unauthorized disclosure of the information requested to non-government personnel, the Company would not agree to a voluntary production. The Company has reopened discussions with the Department of Justice regarding the Company's position on the alleged claims. The Company will vigorously contest the alleged claims if the complaint is pursued.

  In 1997, the Department of Justice ("DOJ") advised the Company that the United States had declined to intervene in the qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy"), both wholly-owned subsidiaries of the Company (and of LCA before the Apollo/LCA/GranCare Mergers) in the federal district court for the Western District of North Carolina. The individual plaintiff has continued to pursue the alleged claims that BCC and Med-Therapy caused certain therapists to make improper therapy record entries with respect to screening services, and that any claims filed with Medicare for payments based upon such improper record entries should be viewed as false claims under the Civil False Claims Act. The Company continues to vigorously contest these claims. Although the plaintiff's original complaint was dismissed for failure to state a claim, in September 1998, the court denied the Company's motion to dismiss an amended complaint. The parties have recently engaged in settlement negotiations, and if the case does not settle, discovery will commence. In connection with the Company's acquisition of BCC, the primary stockholder (Donald C. Beaver) agreed to indemnify and hold harmless the Company from and against any and all loss, expense, damage, penalty and liability which could result from this claim, subject to further adjustment. Mr. Beaver's indemnity requires any payment to the Company to be in the form of shares of the Company's common stock.

  On May 18, 1998, a class action complaint was asserted against the Company, certain of its predecessor entities and affiliates and certain other parties in the Tampa, Florida Circuit Court, Wilson, et al, v. Mariner Post-Acute Network, Inc., et al., case no. 98-03779, asserting seven claims for relief, including breach of contract, breach of fiduciary duty, unjust enrichment, violation of Florida Civil Remedies for Criminal Practices Act, violation of Florida Racketeer and Corrupt Organization Act, false advertising and common-law conspiracy arising out of quality of care issues at a health care facility formerly operated by the Brian Center Health and Rehabilitation/Tampa, Inc. and later by a subsidiary of LCA as a result of the Brian Center Corporation merger. The Company removed this case to Federal Court on June 10, 1998 and the matter is currently pending in the United States District Court for the Middle District of Florida, Tampa division, case no. 98-1205-CIV-T23B.

  The plaintiffs filed a motion to remand on June 22, 1998 and the Company filed a motion to dismiss on June 30, 1998. The Company is currently awaiting the outcome of these motions. The complaint has only been recently filed and no discovery has been conducted. Accordingly, the information available to the Company is very limited and the Company is unable to assess at this point the magnitude of the allegations. The Company intends to vigorously contest the request for class certification as well as all alleged claims made by the plaintiffs.

  On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X-Ray. The interest in Valley X-Ray was acquired by a predecessor corporation as an incidental part of a large acquisition. International X-Ray was not involved in the operation of Valley X-Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are: that the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and that the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 to $7.2 million. The Company is vigorously contesting all claims and filed two motions to

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES dismiss on behalf of its subsidiaries on November 23, 1998. The United States has agreed to the dismissal of GranCare as a party, and the briefing on the second motion regarding International X-Ray has been completed and awaits scheduling.

  On September 18, 1998, the Company was served with an administrative subpoena issued by the OIG. The subpoena was addressed to "Paragon Health Network, Inc." The subpoena seeks, among other things, certain records of twenty specified current or former LCA nursing facilities. The Company has been advised that the investigation is civil in nature and focuses on nursing facilities and nurse aide services. The government has not disclosed the origin of this civil administrative investigation or its intended scope. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise it with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

  On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no 98-7233. The complaint asserts three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. The Company removed this case to Federal Court on November 2, 1998, and the matter is currently pending in the United States District Court for the Middle District of Florida, Tampa Division, case no 98-2240-CIV-T-17C. The plaintiffs filed a Motion to Remand on November 13, 1998, and the Company will be presenting a brief in opposition. The complaint has only been recently filed and no discovery has been conducted. Thus, the information available to the Company is very limited. At this point, the Company is unable to access the magnitude of the allegations. The Company intends to vigorously contest all claims, including all issues relating to the attempted certification of any alleged class.

  In October, 1998, the Custodian of Records of Cambridge Bedford, Inc., also known as Bedford Villa Nursing Center ("Bedford"), a wholly-owned subsidiary of the Company, was served an administrative subpoena issued by the OIG. The subpoena seeks, among other things, general information on corporate ownership and organizational structure, therapy and physician service arrangements, and medical records of eleven former residents of Bedford. Bedford has been advised that the investigation is civil in nature, and the OIG has assured the facility that the OIG will follow all applicable federal laws, including the Privacy Act, that pertain to the confidentiality of medical records, and that Bedford will face no violation of confidentiality or privacy laws in producing the patient medical records requested. The Company is cooperating with the investigation and has transmitted documents responsive to the subpoena on November 17, 1998.

  In November, 1998, Bedford also received a subpoena duces tecum from the DOJ, through the U.S. Attorney's Office in Detroit, Michigan, requesting certain patient medical records as the result of a criminal investigation of a named physician. The Company has been advised that the facility is not a subject or target of the investigation. The Company is cooperating with the U.S. Attorney's Office.

NOTE 18. INSURANCE COVERAGES

  The Company insures automobile, general, and professional liability and workers' compensation risks through insurance policies with third parties. Some of these third-party policies are subject to reinsurance agreements between the insurer and MPN Insurance Company, Ltd. (formerly LCA Insurance Company, Ltd.), a wholly-owned subsidiary of the Company, and GCI Indemnity, Ltd., a wholly-owned subsidiary of the Company. The business written by MPN Insurance Company, Ltd. is the reinsurance of policies providing coverage for

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES nursing home professional liability, automobile liability, and workers' compensation. All of these are occurrence policies which cover only portions of the Company and its subsidiaries and their employees. Pursuant to the reinsurance agreements, MPN Insurance Company, Ltd. is responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to these policies is $0.5 million per occurrence (policy periods prior to July 1, 1996) and $1.0 million per occurrence (policy periods subsequent to July 1, 1996) for nursing home professional liability; $0.25 million per occurrence for automobile liability; and $0.5 million per occurrence for workers' compensation liability. The business written by GCI Indemnity, Ltd. is also the reinsurance of policies providing coverage for nursing home professional liability, automobile liability, and workers' compensation. All of these are occurrence policies which cover only portions of the Company and its subsidiaries and their employees. Pursuant to the reinsurance agreements, GCI Indemnity, Ltd. is responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to these policies is $0.10 million per occurrence for nursing home professional liability; and $0.35 million per occurrence for workers' compensation liability.

  The liabilities for incurred losses are estimated by independent actuaries on an undiscounted basis. The obligations of MPN Insurance Company, Ltd. and GCI Indemnity, Ltd. under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods. Restricted investments at September 30, 1998 and 1997 designated to pay such claims were $71.7 million and $52.0 million, respectively.

  In 1998, the Company purchased a traditional indemnity insurance policy for its 1998 workers' compensation liabilities. This transaction resulted in a reduction in the Company's self-insured liabilities for workers' compensation during the year ended September 30, 1998 as compared to the same period in 1997. Additionally, in 1998 the Company purchased general and professional liability insurance through a third party insurance company. The maximum loss exposure with respect to this policy is $0.1 million per occurrence in every state except for Texas, in which the maximum loss exposure is $1.0 million per occurrence. For the policy year beginning March 31, 1998 the Company's total exposure for general and professional liability claims is limited to $21.5 million.

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

  Mariner Health is insured for current and past workers' compensation claims under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject Mariner Health to additional future premiums for losses incurred in a prior year but paid in a subsequent fiscal period, as losses develop. In addition, Mariner Health insured some of their professional and general liability through insurance contracts with third parties under which Mariner Health's liability is capped at $0.1 million per claim.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 19. DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 CASH AND CASH EQUIVALENTS

  The carrying amount approximates fair value because of the short maturity of those instruments.

 NOTES RECEIVABLE

  Fair value for each significant note receivable was estimated based on the net present value of cash flows that would be received on each note over the remaining note term using current market interest rates rather than stated interest rates. The discount factor was the estimated rate for long-term debt in effect at September 30, 1998 and 1997. Further adjustments were made to the value of the notes based on management's opinion of the credit risk of the note obligee.

 RESTRICTED INVESTMENTS

  Fair values for the Company's restricted investments were based on quoted market rates.

 LONG-TERM DEBT

  The Company believes that the fair value of the long-term debt is properly reflected at current carrying amounts except for certain fixed rate debt instruments. Fair values for each significant fixed rate debt instrument were estimated based on market quotes, where available, or the net present value of cash flows that would be paid on each note over the remaining note term using the Company's current incremental borrowing rate rather than the stated interest rates on the notes. See Note 10.

 INTEREST RATE SWAP AGREEMENTS

  Fair values for the Company's various interest rate swap agreements were based on market quotes which would be required to terminate the agreement.

  The estimated values of the Company's financial instruments as of September 30, 1998 and 1997 are as follows (in thousands):

                                                    SEPTEMBER 30,
                                       ----------------------------------------
                                               1998                 1997
                                       ---------------------  -----------------
                                        CARRYING              CARRYING   FAIR
                                         AMOUNT   FAIR VALUE   AMOUNT   VALUE
                                       ---------- ----------  -------- --------
     Cash and cash equivalents........ $    3,314 $    3,314  $ 14,355 $ 14,355
     Notes receivable.................     30,517     32,160    13,423   14,172
     Restricted investments...........     88,467     88,467    51,976   51,976
     Long-term debt...................  2,024,115  1,981,561   295,959  298,843
     Interest rate swap agreements....        --      (6,196)      --    (1,622)

NOTE 20. CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to skilled nursing facilities. Should the related government agencies suspend or significantly reduce contributions to the Medicare or Medicaid programs, the Company's ability to

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES collect on its receivables would be adversely affected. Management believes that the remaining receivable balances from various payors, including individuals involved in diverse activities, subject to differing economic conditions, do not represent a concentration of credit risk to the Company. Management continually monitors and adjusts its allowance for doubtful accounts and contractual allowances associated with its receivables. Federal law limits the degree to which states are permitted to alter Medicaid programs.

NOTE 21. RELATED PARTY TRANSACTIONS

  The Company leases 14 facilities under operating and capital leases from certain organizations in which a board member of the Company has a significant interest. For the period from August 1, 1998 to September 30, 1998, the Company made cash payments on such lease obligations of approximately $1.2 million. Capital leases obligations include approximately $94.3 million of minimum lease payments due over the remaining lease terms.

NOTE 22. EARNINGS PER COMMON SHARE

  In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the statement of income of all entities with complex capital structures. The Company adopted SFAS 128 during the first quarter of fiscal 1998 and, accordingly, earnings per share for all prior periods presented have been restated to conform to the requirements of this new standard. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      YEARS ENDED SEPTEMBER 30,
                                                      --------------------------
                                                        1998      1997    1996
                                                      ---------  ------- -------
     Numerator for Basic and Diluted Earnings Per
      Share:
       Net income (loss) before extraordinary item..  $(198,377) $43,917 $43,180
       Extraordinary item...........................    (11,275)     --      --
                                                      ---------  ------- -------
       Net income (loss)............................  $(209,652) $43,917 $43,180
                                                      =========  ======= =======
     Denominator:
       Denominator for basic earnings per share-
        weighted average shares.....................  $  48,601  $58,613 $60,372
       Effect of dilutive securities--Stock options.        --     1,195     574
                                                      ---------  ------- -------
       Denominator for diluted earnings per share-
        adjusted weighted-average shares and assumed
        conversions.................................  $  48,601  $59,808 $60,946
                                                      =========  ======= =======
     Basic Earnings (Loss) Per Share:
       Net income (loss) before extraordinary item..  $   (4.08) $  0.75 $  0.72
       Extraordinary item...........................      (0.23)     --      --
                                                      ---------  ------- -------
       Net income (loss) per common share...........  $   (4.31) $  0.75 $  0.72
                                                      =========  ======= =======
     Diluted Earnings (Loss) Per Share:
       Net income (loss) before extraordinary item..  $   (4.08) $  0.73 $  0.71
       Extraordinary item...........................      (0.23)     --      --
                                                      ---------  ------- -------
       Net income (loss) per common share...........  $   (4.31) $  0.73 $  0.71
                                                      =========  ======= =======

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

  The effect of dilutive securities for the year ended September 30, 1998 has been excluded because the effect is antidilutive as a result of the net loss for the period.

NOTE 23. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

  The Company established an Employee Stock Option Plan in 1997 which authorizes the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to 6,000,000 shares (2,000,000 shares prior to the three-for-one stock split) of the Company's common stock. An additional 4,000,000 shares were authorized in July, 1998 in connection with the Mariner Merger. See Note 4. The exercise price per share of common stock with respect to each incentive stock option is the fair market value of a share of common stock (defined as the closing price per share of the common stock on the New York Stock Exchange) on the date such option is granted while the exercise price per share of common stock with respect to a nonqualified option is the fair market value of a share of common stock on the date such option is granted or on a subsequent date or as otherwise provided in any agreement with the recipient, but in no event will the exercise price with respect to a nonqualified option be less than 50% of the fair market value of a share of common stock on the date of the grant. The options have a term as fixed by the Stock Option Committee, but, in no event, longer than ten years after the date of grant. Options are exercisable only by the optionee and only while the optionee is an employee or nonemployee director of the Company or, unless such optionee's employment is terminated for cause, within three months after the optionee ceases to be an employee or director of the Company. Options are exercisable for 12 months after the death or permanent disability of an optionee. The option exercise price must be paid in cash or, at the discretion of the Stock Option Committee, may be paid in whole or in part in shares of common stock valued at fair market value on the date of exercise. As of September 30, 1998 and 1997, there were 7,091,957 and 3,901,404, respectively, options granted and outstanding. All shares outstanding as of September 30, 1997 that were not exercised prior to November 4, 1997, were cancelled and reissued as applicable in conjunction with the new Plan. Similarly, Mariner Health Plan options were converted as of July 31, 1998.

  The following is a summary of the stock option activity and related information which has been adjusted to reflect the three-for-one stock split:

                                                 YEARS ENDED SEPTEMBER 30,
                          --------------------------------------------------------------------------
                                   1998                     1997                     1996
                          ------------------------ ------------------------ ------------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                          AVERAGE                  AVERAGE                  AVERAGE
                                          EXERCISE                 EXERCISE                 EXERCISE
                             OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                          --------------  -------- --------------  -------- --------------  --------
Outstanding at beginning
 of year................       3,901,404   $ 8.95       3,778,644   $9.18        2,338,875   $ 8.27
Granted.................       7,877,856    13.74         645,972    8.30        2,074,620    10.23
Exercised...............      (4,423,153)    9.05         (21,831)   6.86         (118,302)    6.28
Forfeited...............        (264,150)   16.15        (501,381)   9.95         (516,549)    9.87
                          --------------   ------  --------------   -----   --------------   ------
Outstanding at end of
 year...................       7,091,957   $13.97       3,901,404   $8.95        3,778,644   $ 9.18
                          ==============   ======  ==============   =====   ==============   ======
Exercisable at end of
 year...................         974,457   $ 9.63       1,567,092   $7.71          951,033   $ 6.99
                          ==============   ======  ==============   =====   ==============   ======
Price range.............  $0.84 - $46.45           $4.42 - $12.92           $4.42 - $12.92
                          ==============           ==============           ==============
Weighted average fair
 value of options
 granted during the
 year...................                   $ 7.84                   $5.00                    $ 5.59
                                           ======                   =====                    ======

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 risk-free interest rates ranging from 5.50% to 6.11%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock ranging from 0.42 to 0.508; and a weighted-average expected life of the option of eight years.

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

                                                           AVERAGE   REMAINING
                                                           EXERCISE CONTRACTUAL
     RANGE                                        OPTIONS   PRICE   LIFE (YEARS)
     -----                                       --------- -------- -----------
     $.84-$5.40.................................   125,685  $ 3.85     9.19
     $7.05-$9.91................................   519,395  $ 7.80     9.18
     $11.00-$12.75.............................. 2,748,940  $12.09     9.17
     $16.25-$16.75.............................. 3,299,500  $16.35     9.19
     $17.88-$46.45..............................   398,437  $18.51     9.17
                                                 ---------
                                                 7,091,957
                                                 =========

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     YEARS ENDED SEPTEMBER 30,
                                                     --------------------------
                                                       1998      1997    1996
                                                     ---------  ------- -------
Pro forma net income (loss)......................... $(212,251) $42,489 $42,405
Pro forma earnings per share........................ $   (4.37) $  0.72 $  0.70

  The Company established an Employee Stock Purchase Plan in 1993 (the "LCA-ESPP"). The LCA-ESPP was terminated effective September 17, 1997. The plan had previously authorized the purchase of up to 360,000 shares (120,000 shares prior to the three-for-one stock split) of the Company's common stock by eligible employees. The provisions of the plan included eligibility for all full time employees who have completed one year of service, employee contributions equal to the lesser of 10% of base salary or $10,000, the purchase price being equal to the lesser of the fair market value of the stock on the first or the last day of the plan year, and an option to purchase shares of stock or withdraw all payroll deductions plus interest at the end of the plan year. As of September 30, 1997 and 1996, a total of 177,789 and 129,480 shares, respectively, (59,263 and 43,160 prior to the three-for-one stock split) had been issued under the plan.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The table below sets forth summarized quarterly financial data for the years ended September 30, 1998 and 1997 (in thousands, except per share amounts) and has been adjusted to reflect the three-for-one stock split:

                              FOURTH        THIRD       SECOND       FIRST
           1998               QUARTER      QUARTER     QUARTER      QUARTER
           ----              ---------     --------    --------     --------
Net revenues...............  $ 632,697     $494,065    $487,161     $421,606
Income (loss) from opera-
 tions.....................   (132,570)(a)   29,728(b)   22,591 (b)  (13,821)(b)
Income (loss) before income
 taxes and equity
 earnings/minority
 interest..................   (171,455)       1,601      (5,371)     (33,149)
Equity earnings/minority
 interest..................        (16)        (247)       (127)        (172)
Income (loss) before ex-
 traordinary loss..........   (164,144)        (242)     (4,473)     (29,518)
Extraordinary loss on early
 extinguishment of debt....        --           --          --       (11,275)
Net income (loss)..........  $(164,144)    $   (242)   $ (4,473)    $(40,793)
                             =========     ========    ========     ========
Earnings (loss) per share:
  Basic....................  $   (2.60)    $  (0.01)   $  (0.11)    $  (0.86)
                             =========     ========    ========     ========
  Diluted..................  $   (2.60)    $  (0.01)   $  (0.11)    $  (0.86)
                             =========     ========    ========     ========
Weighted average common and
 common equivalent shares
 outstanding:
  Basic....................     63,150       42,223      41,208       47,590
                             =========     ========    ========     ========
  Diluted..................     63,150       42,223      41,208       47,590
                             =========     ========    ========     ========
--------
(a) Includes $21.5 million recapitalization, indirect merger and other expenses and $135.8 million impairment charge.
(b) Includes adjustments from previously reported results to reflect recapitalization, indirect merger and other expenses as follows: First
    Quarter, $41.0 million; Second Quarter, $13.6 million; and Third Quarter,
    $11.2 million.

                              FOURTH        THIRD       SECOND       FIRST
           1997               QUARTER      QUARTER     QUARTER      QUARTER
           ----              ---------     --------    --------     --------
Net revenues...............  $ 286,335     $288,433    $285,318     $280,202
Income from operations.....     19,126(c)    28,456      25,844       21,682
Income before income taxes
 and equity
 earnings/minority
 interest..................     15,198       23,968      21,462       17,628
Equity earnings/minority
 interest..................       (330)        (223)       (119)         (63)
Net income.................  $   7,709     $ 13,669    $ 12,214     $ 10,325
                             =========     ========    ========     ========
Earnings per share:
  Basic....................  $    0.13     $   0.23    $   0.21     $   0.18
                             =========     ========    ========     ========
  Diluted..................  $    0.13     $   0.23    $   0.21     $   0.18
                             =========     ========    ========     ========
Weighted average common and
 common equivalent shares
 outstanding:
  Basic....................     58,613       58,643      58,616       58,507
                             =========     ========    ========     ========
  Diluted..................     59,808       59,870      59,478       58,957
                             =========     ========    ========     ========

--------
(c) Includes $2.6 million recapitalization, indirect merger and other expenses.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 25. TERMINATION OF STOCKHOLDER RIGHTS PLAN

  On November 17, 1994, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's Common Stock. Each right entitled the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, for an exercise price of $160, subject to adjustment. On May 7, 1997, LCA's Board of Directors amended the Rights Agreement under which the rights were granted such that the Rights Agreement terminated immediately prior to the Apollo/LCA/GranCare Mergers. See Note 1 and 3. Such rights were not exercisable nor transferable apart from the Common Stock until such time as a person or group acquired 15% of the Company's Common Stock or initiated a tender offer or exchange offer that would result in ownership of 15% of the Company's Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on directors of the registrant will appear in the Company's Proxy Statement for the February 18, 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information required by this item for the Company's executive officers is contained in Item 4a of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information on executive compensation will appear in the Company's Proxy Statement for the February 18, 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information on security ownership of certain beneficial owners will appear in the Company's Proxy Statement for the February 18, 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information on certain relationships and related transactions will appear in the Company's Proxy Statement for the February 18, 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

  The following reports, financial statements and schedule are filed herewith on the pages indicated:

                                                                            PAGE
                                                                            ----
   Report of Independent Auditors.........................................   46
   Consolidated Balance Sheets at September 30, 1997 and 1998.............   47
   Consolidated Statements of Income for Fiscal Years 1996, 1997 and 1998.   48
   Consolidated Statements of Stockholders' Equity for Fiscal Years 1996,
    1997 and 1998.........................................................   49
   Consolidated Statements of Cash Flows for Fiscal Years 1996, 1997 and
    1998..................................................................   50
   Notes to Consolidated Financial Statements.............................   51

FINANCIAL STATEMENT SCHEDULE

   Schedule II--Valuation and Qualifying Accounts and Reserves............   90

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

 EXHIBITS
 --------
 *2.1     Agreement and Plan of Merger, dated as of April 13, 1998, among the
          Registrant, Mariner Health Group, Inc. ("Mariner Health") and Paragon
          Acquisition Sub, Inc. ("Merger Sub") (Annex I to Registrant's
          Registration Statement on Form S-4, Registration No. 333-57339, and
          incorporated herein by reference).
 *2.2     Amended and Restated Agreement and Plan of Merger dated September 17,
          1997 among Apollo Management, L.P. ("Apollo"), Apollo LCA Acquisition
          Corp. and Living Centers of America, Inc. ("LCA") (filed as Annex I to Registrant's Registration Statement on Form S-4, Registration No.
          333-36525, and incorporated herein by reference).
 *2.3     Amended and Restated Agreement and Plan of Merger dated September 17,
          1997 among LCA, GranCare, Inc.("GranCare"), Apollo and LCA
          Acquisition Sub, Inc. (filed as Annex II to Registrant's Registration
          Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).
 *3.1     Second Amended and Restated Certificate of Incorporation of the
          Registrant (filed as Annex VIII to Registrant's Registration
          Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).
 *3.2     Second Amended and Restated Bylaws of the Registrant (filed as Annex
          IX to Registrant's Registration Statement on Form S-4, Registration
          No. 333-57339, and incorporated herein by reference).
  4.1     Form of Common Stock Certificate of the Registrant.
  4.2     Amended and Restated Stockholders' Agreement dated as of November 25,
          1998 by and among the Registrant, Apollo and certain other investors.
 *4.3     Registration Rights Agreement dated as of November 4, 1997 among the
          Registrant, Apollo and certain other investors (filed as Exhibit 4.7 to Registrant's Registration Statement on Form S-4, Registration No.
          333-36525, and incorporated herein by reference).
  4.4     Registration Rights Agreement dated as of May 1, 1998 between the
          Registrant and Daniel G. Schmidt III.
  4.5     Registration Rights Agreement dated as of July 13, 1998 by and among the Registrant, Rembert T. Cribb and Michael E. Fitzgerald.

 EXHIBITS
 --------
  *4.6    Indenture dated as of November 4, 1997, between the Registrant and
          IBJ Schroder Bank & Trust Company (the "Company Indenture") (filed as
          Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997, and incorporated herein by reference).
  *4.7    10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to the
          Company Indenture (filed as Exhibit 4.6 to the Registrant's
          Registration Statement on Form S-4, Registration No. 333-43663, and
          incorporated herein by reference).
  *4.8    9 1/2% Senior Subordinated Note Due 2007 pertaining to the Company
          Indenture (filed as Exhibit 4.5 to the Registrant's Registration
          Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).
  *4.9    Indenture dated as of April 4, 1996 between Mariner Health and State
          Street Bank and Trust Company, as trustee (the "Mariner Health
          Indenture"), including (i) the form of 9 1/2% Senior Subordinated
          Note due 2006, Series A and (ii) the form of 9 1/2% Senior
          Subordinated Note due 2006, Series B (Incorporated by reference to
          Exhibits 4.1, 4.2, and 10.1 to Mariner Health's Current Report on
          Form 8-K dated April 4, 1996).
   4.10   Amendment No. 1 to Mariner Health Indenture, dated September 11,
          1998.
 *10.1    Agreement Regarding Certain Kellett Issues dated June 19, 1998 by and among Mariner Health, Mariner Health Care of Nashville, Inc., Stiles
          A. Kellett, Jr., Samuel B. Kellett, certain partnerships controlled by the Kelletts, and the Registrant (filed as Exhibit 10.8 to the
          Registrant's Registration Statement on Form S-4, Registration
          No. 333-57339, and incorporated herein by reference).
  10.2    Second Amendment of Amended and Restated Operating Lease dated
          June 19, 1998, by and between Belleair East Medical Investors, Ltd.
          (L.P.) and Mariner Health Care of Nashville, Inc.
  10.3    Second Amendment of Amended and Restated Operating Lease dated
          June 19, 1998, by and between Port Charlotte Health Care Associates,
          Ltd. (L.P.) and Mariner Health Care of Nashville, Inc.
  10.4    First Amendment of Amended and Restated Operating Lease dated June
          19, 1998, by and between Denver Medical Investors, Ltd. (L.P.) and
          Mariner Health Care of Nashville, Inc.
 *10.5    +Employment Agreement between the Registrant and Keith B. Pitts
          (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1997 and incorporated herein by reference).
  10.6    +First Amendment to Employment Agreement between the Registrant and
          Keith B. Pitts.
 *10.7    +Employment Agreement between the Registrant and Arthur W. Stratton,
          Jr. M.D. (filed as Exhibit 10.6 to the Registrant's Registration
          Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).
 *10.8    +Employment Agreement between the Registrant and Susan Thomas Whittle
          (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.9    +Employment Agreement between the Registrant and William R. Korslin
          (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.10   +Employment Agreement between the Registrant and David L. Ward (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for
          the fiscal year ended September 30, 1997 and incorporated herein by reference).
  10.11   +Employment Agreement between the Registrant and Thomas P. Dixon.
 *10.12   +Employment Agreement between the Registrant and Charles B. Carden
          (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1997 and incorporated herein by reference).

 EXHIBITS
 --------
 *10.13   +Employment Agreement between the Registrant and R. Jeffrey Taylor
          (filed as Exhibit 10.11 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
  10.14   +Form of Employment Agreement entered into between the Registrant and its Senior Vice Presidents.
 *10.15   +Form of Employment Agreement entered into between the Registrant and its Vice Presidents (filed as Exhibit 10.12 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1997 and incorporated herein by reference).
 *10.16   +Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by reference).
  10.17   +First Amendment to Paragon Health Network, Inc. 1997 Long-Term
          Incentive Plan.
 *10.18   +Paragon Health Network, Inc. Incentive Compensation Plan (filed as
          Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.19   +New GranCare, Inc. 1996 Stock Incentive Plan (filed with Amendment
          No. 1 to GranCare's Registration Statement on Form S-1, Registration
          No. 333-19097, and incorporated herein by reference).
  10.20   First Amendment to the New GranCare, Inc. 1996 Stock Incentive Plan.
 *10.21   +New GranCare, Inc. 1996 Replacement Stock Option Plan (filed with
          Amendment No. 1 to GranCare's Registration Statement on Form S-1,
          Registration No. 333-19097, and incorporated herein by reference).
  10.22   +First Amendment to the New GranCare, Inc. 1996 Replacement Stock
          Option Plan.
 *10.23   +New GranCare, Inc. Outside Directors' Stock Incentive Plan (filed with Amendment No. 1 to GranCare's Registration Statement on
          Form S-1, Registration No. 333-19097, and incorporated herein by reference).
  10.24   +First Amendment to the New GranCare, Inc. Outside Directors Stock
          Incentive Plan.
  10.25   +Second Amendment to the New GranCare, Inc. Outside Directors Stock
          Incentive Plan.
 *10.26   Indemnification Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.4 to Registrant's
          Registration Statement on Form S-1, Registration No. 33-44726, and
          incorporated herein by reference).
 *10.27   Assignment Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.6 to Registrant's
          Registration Statement on Form S-1, Registration No. 33-44726, and
          incorporated herein by reference).
 *10.28   Termination and Release Agreement dated as of September 3, 1997, by and among GranCare, Manor Care, Inc. ("Manor Care") and Vitalink
          Pharmacy Services, Inc. ("Vitalink"), Apollo and LCA (filed as
          Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.29   Letter Agreement Regarding Liquidated Damages Calculation in
          Pharmaceutical Supply Agreements dated September 3, 1997, by and among GranCare, TeamCare, Inc. and Vitalink (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.30   Letter Agreement Regarding Preferred Provider Arrangement dated
          August 29, 1997, by and among Vitalink and GranCare (filed as Exhibit
          10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

 EXHIBITS
 --------
 *10.31   Amendment to AMS Properties, Inc. Facility Leases dated as of
          October 31, 1997 between Health and Retirement Properties Trust
          ("HRPT") and AMS Properties, Inc. ("AMS") (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1997 and incorporated herein by reference).
 *10.32   Collateral Pledge Agreement dated as of October 31, 1997 by and between the Registrant and HRPT (filed as Exhibit 10.32 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1997 and incorporated herein by reference).
 *10.33   Guaranty by GranCare dated as of October 31, 1997 in favor of HRPT
          (filed as Exhibit 10.33 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.34   Guaranty by the Registrant dated as of October 31, 1997 in favor of
          HRPT (filed as Exhibit 10.34 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.35   Restructure and Asset Exchange Agreement dated as of October 31, 1997 among HRPT, GranCare, AMS and GCI Health Care Centers, Inc. ("GCI
          Health Care") (filed as Exhibit 10.35 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.36   Subordination Agreement dated as of October 31, 1997 by and among
          HRPT and the corporations listed on the signature page thereto (filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for
          the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.37   Amendment to GCI Health Care Centers, Inc. Facility Leases dated as of October 31, 1997 (filed as Exhibit 10.37 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1997 and incorporated herein by reference).
 *10.38   Amendment to Acquisition Agreement, Agreement to Lease and Mortgage
          Loan Agreement dated as of December 29, 1993 among HRPT, GranCare,
          AMS and GCI Health Care (filed with GranCare's Current Report on
          Form 8-K filed January 13, 1994, and incorporated herein by reference).
 *10.39   Master Lease Document dated December 28, 1990, between HRPT and AMS
          (filed with GranCare's Registration Statement on Form S-1,
          Registration No. 33-42595, and incorporated herein by reference).
 *10.40   Form of Guaranty dated December 28, 1990, by American Medical
          Services, Inc. and each of its subsidiaries in favor of HRPT (filed with GranCare's Registration Statement on Form S-1, Registration
          No. 33-42595, and incorporated herein by reference).
 *10.41   Amendment to Master Lease between HRPT and AMS dated as of
          December 29, 1993 (filed with GranCare's Current Report on Form 8-K filed January 13, 1994, and incorporated herein by reference).
 *10.42   Amendment to Master Lease Document and Facility Lease between GCI
          Health Care and HRPT dated as of October 31, 1994 (filed with
          GranCare's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995 and incorporated herein by reference).
 *10.43   Amendment to Master Lease Document and Facility Lease between AMS and
          HRPT dated as of October 31, 1994 (filed with GranCare's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
 *10.44   Mortgage and Security Agreement from AMS to HRPT for the Northwest and River Hills West Health Care Centers dated as of March 31, 1995
          (filed with GranCare's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
 *10.45   Assumption Agreement by GranCare in favor of HRPT (filed with
          GranCare's Amendment No. 1 to Registration Statement on Form S-1,
          Registration No. 333-19097, and incorporated herein by reference).

 EXHIBITS
 --------
 *10.46   Consent and Amendment to Transaction Documents dated as of
          December 31, 1996 (the "Consent and Amendment") among GCI Health
          Care, GranCare, Vitalink, HRPT and AMS (filed with GranCare's
          Amendment No. 1 to Registration Statement on Form S-1, Registration
          No. 333-19097, and incorporated herein by reference).
 *10.47   Credit Agreement for $890,000,000 dated as of November 4, 1997, by and among the Registrant, as Borrower, The Chase Manhattan Bank, as
          Administrative Agent, NationsBank, N.A., as Documentation Agent, and
          the several lenders from time to time parties thereto (filed as
          Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by reference).
  10.48   First Amendment, dated as of July 8, 1998, by and among the
          Registrant, The Chase Manhattan Bank, as Administrative Agent,
          NationsBank, N.A., as Documentation Agent, and the several lenders parties thereto, relating to the Credit Agreement identified in
          Item 10.47 above.
  10.49   Second Amendment, dated as of December 22, 1998, by and among the
          Registrant, The Chase Manhattan Bank, as Administrative Agent,
          NationsBank, N.A., as Documentation Agent, and the several lender parties thereto, relating to the Credit Agreement identified in Item
          10.47 above.
 *10.50   Guarantee and Collateral Agreement dated as of November 4, 1997, by and among the Registrant and certain of its subsidiaries in favor of
          The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.51   Amended and Restated Participation Agreement ("FBTC Participation
          Agreement") dated November 4, 1997, by and among LCA, as Lessee, FBTC
          Leasing Corp. ("FBTC"), as Lessor, The Chase Manhattan Bank, as Agent
          for the Lenders, the Fuji Bank Limited (Houston Agency), as Co-Agent,
          and the Lenders parties thereto (filed as Exhibit 10.50 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1997 and incorporated herein by reference).
  10.52   First Amendment to FBTC Participation Agreement dated July 8, 1998.
  10.53   Second Amendment to FBTC Participation Agreement dated December 22,
          1998.
 *10.54   Amended and Restated Guaranty ("FBTC Guarantee") dated November 4,
          1997, by and among the Registrant and certain other guarantors signatory thereto in favor of The Chase Manhattan Bank, as
          Administrative Agent (filed as Exhibit 10.51 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1997 and incorporated herein by reference).
  10.55   First Amendment to FBTC Guarantee dated July 8, 1998.
  10.56   Second Amendment to FBTC Guarantee dated December 22, 1998.
 *10.57   Lease dated October 10, 1996, between FBTC, as Lessor, and LCA, as
          Lessee (filed as Exhibit 10.52 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.58   Amendment to Lease dated as of November 4, 1997 between FBTC and LCA
          (filed as Exhibit 10.53 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.59   Form of Mortgage and Security Agreement with respect to five of
          GranCare's facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health
          Care Capital Finance, Inc., each agreement dated as of March 23, 1995
          (filed with GranCare's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
 *10.60   Credit Agreement dated as of May 18, 1994 by and among Mariner
          Health, PNC Bank, N.A. ("PNC Bank") and the other banks party thereto. (filed as Exhibit 10.1 to Mariner Health's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994 and incorporated herein by reference).

 EXHIBITS
 --------
 *10.61   +1995 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Mariner Health's Form S-8, filed November 21, 1995, and incorporated herein by reference).
 *10.62   +Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. ("AmHSPP"), Mariner Health Care,
          Inc. and Mariner Health, including: Exhibit A, Warrant to Purchase
          210,000 Shares of Mariner Health's Common Stock by and among AmHSPP and Mariner Health; and Exhibit B, Warrant to Purchase
          1,890,000 Shares of Mariner Health's Common Stock by and among AmHSPP and Mariner Health (filed as Exhibit 10.36 to Mariner Health's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
  10.63   Amended and Restated $250,000,000 Revolving Credit Facility Credit
          Agreement (through Amendment No. 18) dated December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union,
          as Syndication Agent, and the financial institutions referred to therein, as "Banks".
  10.64   +Mariner Savings Plan.
  10.65   +First Amendment to Mariner Savings Plan.
  10.66   Guaranty and Suretyship Agreement dated as of May 18, 1994, from various subsidiaries of Mariner Health signatory thereto in favor of
          PNC Bank, as Agent.
  10.67   Collateral Agency and Sharing Agreement dated as of December 23,
          1998, by and among Mariner Health, its subsidiary guarantors and PNC
          Bank as Collateral Agent, revolving credit facility Administrative
          Agent and term loan Administrative Agent.
  10.68   $210,000,000 Term Loan Facility Credit Agreement, dated as of
          December 23, 1998, by and among Mariner Health, PNC Bank, as
          Administrative Agent, First Union, as Syndication Agent, and the
          financial institutions referred to therein as "Banks".
  10.69   Amended and Restated Pledge Agreement (Borrower Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health.
  10.70   Amended and Restated Pledge Agreement (Pledging Stock) dated as of
          December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health held by the subsidiary pledgors.
  10.71   Amended and Restated Pledge Agreement (Pledging Partnership
          Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as
          Collateral Agent, relating to the pledge of certain partnership interests held by such subsidiaries.
  10.72   Amended and Restated Pledge Agreement (Pledging Limited Liability
          Company Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC
          Bank, as Collateral Agent, relating to the pledge of certain limited liability company membership interests held by such subsidiaries.
  10.73   Amended and Restated Pledge Agreement (Tri-State Pledging Partnership
          Interests) dated as of December 23, 1998, from Tri-State Health Care,
          Inc. ("Tri-State") in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by Tri-
          State.
  10.74   Security Agreement dated as of December 23, 1998 from Mariner Health and its subsidiary guarantors in favor of PNC Bank, as Collateral
          Agent.
  10.75   Continuing Agreement of Guaranty and Suretyship dated as of December
          23, 1998 from various subsidiaries of Mariner Health in favor of the
          Collateral Agent relating to the $210,000,000 term loan facility of
          Mariner Health.

 EXHIBITS
 --------
  10.76   Confirmation for U.S. Dollar Total Return Swap Transaction dated
          September 21, 1998, between NationsBank, N.A. and the Registrant in connection with the ISDA Master Agreement (1992 form) dated as of
          October 31, 1997 between NationsBank, N.A. and the Registrant.
  10.77   Guaranty dated as of September 21, 1998, from Mariner Health and the subsidiaries of Mariner Health signatory thereto, in favor of
          NationsBank, N.A. relating to the total return swap referred to in
          Item 10.76 above.
  10.78   +Paragon Health Network, Inc. Employee Stock Purchase Plan.
  10.79   +First Amendment to Mariner Post-Acute Network, Inc. Employee Stock
          Purchase Plan (formerly the Paragon Health Network, Inc. Employee
          Stock Purchase Plan).
 *10.80   Amended and Restated Purchase Option Agreement dated as of May 24,
          1995 by and among Convalescent Services, Inc. ("CSI"), Mariner Health and the Lessors (filed as Exhibits 2.5 and 10.5 to Mariner Health's
          Form 10-Q for the quarter ended June 30, 1995, as amended, and incorporated herein by reference).
 *10.81   Form of Lease by and between CSI and each of the following lessors:
          (i) Houston-Northwest Medical Investors, Ltd., (ii) Fort Bend Medical
          Investors, Ltd., (iii) Northwest Healthcare L.P., (iv) Dallas Medical
          Investors, Ltd., (v) Creek Forest Limited, (vi) Denver Medical
          Investors, Ltd., (vii) South Denver Healthcare Associates, Ltd.,
          (viii) Belleair East Medical Investors, Ltd., (ix) Tallahassee
          Healthcare Associates, Ltd., (x) Port Charlotte Healthcare
          Associates, Ltd., (xi) Melbourne Healthcare Associates, Ltd., (xii)
          Pinellas III Healthcare Associates, Ltd., (xiii) Polk Healthcare
          L.P., and (xiv) Orange Healthcare Ltd. (filed as Exhibit 10.37 to
          Mariner Health s Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995 and incorporated herein by reference).
  10.82   +GranCare, Inc. Executive Deferred Compensation Plan.
  10.83   +First Amendment to the GranCare, Inc. Executive Deferred
          Compensation Plan.
  10.84   +Second Amendment to the GranCare, Inc. Executive Deferred
          Compensation Plan.
  21      Subsidiaries of Mariner Post-Acute Network, Inc.
  23      Consent of Ernst & Young LLP.
  27      Financial Data Schedule.

--------
*  Incorporated by reference as indicated.

+ Represents management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item
   601(d)(10)(iii) of Regulation S-K.

  Mariner Post-Acute Network, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of December 30, 1998, the date of record for its 1999 annual stockholders' meeting to be held on February 18, 1999, such beneficial owner is entitled to vote at such meeting, and provided further that such holder pays to Mariner Post-Acute Network, Inc. a fee compensating it for its reasonable expenses in furnishing such exhibits.

(B) REPORTS ON FORM 8-K

  On August 11, 1998, the Company filed a report on Form 8-K reporting the acquisition by merger of Mariner Health on July 31, 1998.

(C) EXHIBITS

  The response to this portion of Item 14 is contained in Item 14(a)(3) of this report.

(D) FINANCIAL STATEMENTS SCHEDULE

  The response to this portion of Item 14 is contained in Item 8 of this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARINER POST-ACUTE NETWORK, INC.
                                       (Registrant)

                                       By:      /s/ Susan Thomas Whittle
                                          ------------------------------------
                                                  Susan Thomas Whittle
                                             Senior Vice President, General
                                                         Counsel
                                                      and Secretary

Date: December 29, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           SIGNATURE                          TITLE                   DATE

      /s/ Keith B. Pitts         Chairman of the Board, Chief    December 29,
--------------------------------  Executive Officer and          1998
        Keith B. Pitts            Director (Principal Executive
                                  Officer)

    /s/ Arthur W. Stratton       Vice Chairman of the Board,     December 29,
--------------------------------  President, Chief Operating     1998
      Arthur W. Stratton          Officer and Director

     /s/ Charles B. Carden       Executive Vice President and    December 29,
--------------------------------  Chief Financial Officer        1998
       Charles B. Carden          (Principal Financial Officer)

     /s/ Laurence M. Berg        Director                        December 29,
--------------------------------                                 1998
       Laurence M. Berg

     /s/ Gene E. Burleson        Director                        December 29,
--------------------------------                                 1998
       Gene E. Burleson

      /s/ Peter P. Copses        Director                        December 29,
--------------------------------                                 1998
        Peter P. Copses

      /s/ Jay M. Gellert         Director                        December 29,
--------------------------------                                 1998
        Jay M. Gellert

     /s/ Samuel B. Kellett       Director                        December 29,
--------------------------------                                 1998
       Samuel B. Kellett

      /s/ Joel S. Kanter         Director                        December 29,
--------------------------------                                 1998
        Joel S. Kanter

      /s/ John H. Kissick        Director                        December 29,
--------------------------------                                 1998
        John H. Kissick

   /s/ William G. Petty, Jr.     Director                        December 29,
--------------------------------                                 1998
     William G. Petty, Jr.

      /s/ Robert L. Rosen        Director                        December 29,
--------------------------------                                 1998
        Robert L. Rosen

     /s/ Ronald W. Fleming       Vice President, Controller and  December 29,
--------------------------------  Chief Accounting Officer       1998
       Ronald W. Fleming          (Principal Accounting
                                  Officer)

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        MARINER POST-ACUTE NETWORK, INC.
                             (DOLLARS IN THOUSANDS)

                             BALANCE               DEDUCTION  ADDITIONS   BALANCE
                            BEGINNING  CHARGED       FROM        FROM     END OF
                            OF PERIOD TO INCOME     RESERVE  ACQUISITIONS PERIOD
                            --------- ---------    --------- ------------ -------
Fiscal Year 1998:
Allowance for doubtful ac-
 counts...................   $33,138   29,544       (24,990)    30,889    $68,581
                             =======   ======       =======     ======    =======
Notes receivable reserves.   $ 1,188      --           (300)     3,129    $ 4,017
                             =======   ======       =======     ======    =======
Valuation allowance.......   $ 1,844   31,028           --      37,380    $70,252
                             =======   ======       =======     ======    =======
Fiscal Year 1997:
Allowance for doubtful ac-
 counts...................   $17,405   27,760       (12,027)       --     $33,138
                             =======   ======       =======     ======    =======
Notes receivable reserves.   $ 3,516   (1,478)(a)      (850)       --     $ 1,188
                             =======   ======       =======     ======    =======
Valuation allowance.......   $ 1,785       59           --         --     $ 1,844
                             =======   ======       =======     ======    =======
Fiscal Year 1996:
Allowance for doubtful ac-
 counts...................   $13,332   16,666       (14,702)     2,109    $17,405
                             =======   ======       =======     ======    =======
Notes receivable reserves.   $ 3,550      --            (34)       --     $ 3,516
                             =======   ======       =======     ======    =======
Valuation allowance.......   $   808      977           --         --     $ 1,785
                             =======   ======       =======     ======    =======

--------
(a) Includes reversal of reserves based on collections of notes previously considered doubtful.