Form 10-Q/A
period 1997-12-31
MARINER POST ACUTE NETWORK INC
filed 1999-01-25
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q/A
                               Amendment No. 1*


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

* The purpose of this amendment is to revise the allocation methodology of the Company's recapitalization, indirect merger and other expenses.

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

PART 1  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                        Three Months
                                                                                      Ended December 31,
                                                                               ---------------------------------
                                                                                   1997               1996
                                                                               --------------     --------------
Net Revenues
   Nursing home revenue:
     Net patient services                                                           $305,709           $182,684
     Other                                                                             1,583              1,337
   Non-nursing home revenue:
     Pharmacy services                                                                51,586             46,603
     Therapy services                                                                 40,888             47,670
     Home health, hospital services, and other                                        21,840              1,908
                                                                               --------------     --------------
                                                                                     421,606            280,202
Costs and Expenses:
   Salaries and wages                                                                160,021            111,435
   Employee benefits                                                                  35,634             24,276
   Nursing, dietary and other supplies                                                20,178             13,479
   Ancillary services                                                                 93,783             54,215
   General and administrative                                                         60,758             39,703
   Depreciation and amortization                                                      15,363              9,903
   Provision for bad debts                                                             8,705              5,509
   Recapitalization, indirect merger and other expenses                               40,985                  -
                                                                               --------------     --------------
                                                                                     435,427            258,520
                                                                               --------------     --------------

          Income (loss) from operations                                              (13,821)            21,682

Other Income and Expense:
   Interest expense                                                                   21,612              5,124
   Interest and dividend income                                                       (2,284)            (1,070)
                                                                               --------------     --------------
                                                                                      19,328              4,054
                                                                               --------------     --------------
          Income (loss) before income taxes,
             equity earnings/minority interest,
             and extraordinary loss                                                  (33,149)            17,628

Provision (Benefit) for Income Taxes                                                  (3,803)             7,240
                                                                               --------------     --------------
          Income (loss) before equity earnings/
             minority interest and extraordinary loss                                (29,346)            10,388

Equity Earnings/Minority Interest                                                       (172)               (63)
                                                                               --------------     --------------

          Income (loss) before extraordinary loss                                    (29,518)            10,325

Extraordinary Loss on Early Extinguishment
  of Debt, net of $6,034 Income Tax Benefit                                          (11,275)                 -
                                                                               --------------     --------------

Net Income (Loss)                                                                   ($40,793)           $10,325
                                                                               ==============     ==============
Earnings (Loss) Per Share:
   Basic and diluted                                                                  ($0.86)             $0.18
                                                                               ==============     ==============
Weighted Average Common
   Shares Outstanding:
   Basic                                                                              47,590             58,507
                                                                               ==============     ==============
   Diluted                                                                            47,590             58,957
                                                                               ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)


                                                                      December 31,     September 30,
                        ASSETS                                            1997             1997
                                                                      ------------     -------------
                                                                       (unaudited)
Current Assets:
   Cash and cash equivalents                                              $66,593           $14,355
   Receivables, less allowances of $71,193 and $33,138                    400,448           211,989
   Supplies                                                                21,221            21,237
   Deferred income taxes                                                   71,126            24,294
   Prepaid expenses and other current assets                               19,476            15,354
                                                                      ------------     -------------
          Total current assets                                            578,864           287,229

Property and Equipment:
   Land, buildings and improvements                                       543,161           378,251
   Furniture, fixtures and equipment                                      161,520           121,698
   Leased property under capital leases                                    12,551            12,551
                                                                      ------------     -------------
                                                                          717,232           512,500
   Less accumulated depreciation                                          217,174           210,117
                                                                      ------------     -------------
                                                                          500,058           302,383

Goodwill, net                                                             467,699           196,120
Restricted Investments                                                    103,805            51,976
Notes Receivable, net                                                      31,696            11,200
Other Assets                                                               91,022            25,459
                                                                      ------------     -------------
                                                                       $1,773,144          $874,367
                                                                      ============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current maturities of long-term debt                  $4,768           $43,196
   Accounts payable                                                       127,342            46,872
   Accrued payroll and related expenses                                    88,740            66,866
   Accrued interest                                                        19,017             2,355
   Other accrued expenses                                                  49,730            25,836
                                                                      ------------     -------------
          Total current liabilities                                       289,597           185,125

Long-Term Debt, net of current maturities                               1,286,876           252,763

Long-Term Insurance Reserves                                               43,680            27,555

Deferred Income Taxes and Other Noncurrent Liabilities                     71,842            33,641

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01; 5,000,000 and 4,650,000
      shares authorized; none issued                                            -                 -
   Series A - Junior participating preferred stock, par
     value $0.01; none and 350,000 shares authorized and
     reserved; none issued                                                      -                 -
   Common stock, par value $0.01; 75,000,000 shares
      authorized; 41,075,718 and 60,803,760 shares issued                     411               608
   Capital surplus                                                        494,358           226,972
   Retained earnings (deficit)                                           (414,252)          164,650
   Unrealized gain on securities available-for-sale                           632               244
   Treasury stock at cost - none and 2,004,444 shares                           -           (17,191)
                                                                      ------------     -------------
          Total stockholders' equity                                       81,149           375,283
                                                                      ------------     -------------
                                                                       $1,773,144          $874,367
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

                  PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)

                                   Common Stock                    Retained   Unrealized     Treasury Stock
                                   ------------------    Capital   Earnings     Gain on   ---------------------
                                    Shares    Amount     Surplus   (Deficit)  Securities    Shares     Amount      Total
                                   --------  --------  ---------- ----------  ----------  ---------  ----------  ----------
Balance, September 30, 1997         60,804      $608    $226,972   $164,650      $244         2,004   ($17,191)   $375,283

Net (loss)                                                          (40,793)                                       (40,793)

Issuance of shares to Apollo
  Management, L.P. and affiliates   17,778       178     232,572                                                   232,750

Repurchase of shares in connection
  with the Recapitalization Merger                                                           54,461   (735,223)   (735,223)

Retirement of treasury stock       (55,082)     (551)   (202,060)  (538,109)                (55,082)   740,720           -

Issuance of shares and options
  in exchange for GranCare
  common stock and options          17,440       175     238,814                                                   238,989

Funding of options exercised or
   canceled under 1992 Employee
   Stock Option Plan, net of tax                          (3,886)                            (1,350)    11,410       7,524

Funding of employee benefit plans                             92                                (32)       275         367

Issuance of treasury stock in
  exchange for warrants                                       (9)                                (1)         9           -

Issuance of stock under
  various stock option plans,
  net of tax                           136         1       1,863                                                     1,864

Unrealized gain on
   securities available-for-sale                                                  388                                  388
                                   --------  --------  ---------- ----------  --------    ---------- ----------  ----------

Balance, December 31, 1997          41,076      $411    $494,358  ($414,252)     $632             -          -    $ 81,149
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

                  PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                      Three Months
                                                                   Ended December 31,
                                                               --------------------------
                                                                  1997           1996
                                                               -----------   ------------
Cash Flows From Operating Activities:
   Net income (loss)                                             $(40,793)       $10,325
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                            15,363          9,903
          Income taxes deferred                                      (370)          (392)
          Equity earnings/minority interest                           172             63
          Provision for bad debts                                   8,705          5,509
   Changes in noncash working capital:
          Receivables                                              (8,586)       (30,885)
          Supplies                                                  1,823            590
          Prepayments and other current assets                      2,510          2,207
          Accounts payable                                        (21,783)          (238)
          Accrued expenses and other current liabilities           14,469           (497)
   Changes in long-term insurance reserves                          6,091          4,556
   Other                                                            2,835           (199)
                                                               -----------   ------------
Net Cash Provided By (Used In) Operating Activities               (19,564)           942

Cash Flows Used In Investing Activities:
   Acquisitions and investments                                         -        (11,629)
   Purchases of property and equipment                             (6,993)       (11,298)
   Disposals of property, equipment and
          other assets                                              2,252            935
   Restricted investments                                         (10,454)        (3,552)
   Net collections on notes receivable                                593            282
   Deposits and other                                              (7,463)            23
                                                               -----------   ------------
Net Cash Used In Investing Activities                             (22,065)       (25,239)

Cash Flows From Financing Activities:
   Issuance of shares to Apollo Management, L.P.
          and affiliates                                          232,750              -
   Proceeds from Senior Credit Facility                           740,000              -
   Proceeds from Senior Subordinated Notes and
          Senior Subordinated Discount Notes                      448,871              -
   Repurchase of shares in connection
          with the Recapitalization Merger                       (735,223)             -
   Net draws under credit line                                          -         24,972
   Repayment of long-term debt                                   (563,337)          (830)
   Deferred financing fees                                        (31,678)             -
   Funding of options under 1992 employee stock
          purchase plan, employee benefit plans, and other          2,484             83
                                                               -----------   ------------
Net Cash Provided By Financing Activities                          93,867         24,225
Increase (Decrease) in Cash and Cash Equivalents                   52,238            (72)
Cash and Cash Equivalents, beginning of period                     14,355         21,394
                                                               -----------   ------------
Cash and Cash Equivalents, end of period                          $66,593        $21,322
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

     Paragon used the $240 million less, $7.2 million in related costs, invested by Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 7), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see below for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Mergers.

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
                                                                 ==============

     At December 31, 1997, no adjustment had been made to record GranCare's property and equipment at fair value, assign a purchase price to unfavorable operating leases for property and equipment, or to assign a value to identifiable intangible assets, if any. The Company is in the process of revaluing these items. Goodwill is amortized on a straight-line basis over 30 years. The Omega Note (see Note 6) assumed by Paragon in the GranCare Merger has been recorded at its fair value with the excess of fair value over the principle amortized over the remaining life of the mortgage notes. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $0.7 million for the three months ended December 31, 1997, was recorded as a reduction to interest expense.

Note 4.  Recapitalization, Indirect Merger and Other Expenses

     Recapitalization, indirect merger and other expenses of $41.0 million primarily related to costs associated with the Apollo/LCA/GranCare Mergers, $2.8 million of which was unpaid and included in other accrued expenses at December 31, 1997.

                         PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 5.  Pro Forma Financial Information

     The following unaudited pro forma financial information (in thousands, except per share data) presents the consolidated results of operations of LCA and GranCare as if the Mergers had occurred effective October 1, 1997 and 1996, respectively, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the Mergers, and related income tax effects. Such adjustments also exclude a $12.0 million charge, net of a $7.0 million income tax benefit, for termination fees paid by GranCare to Vitalink Pharmacy Services, Inc. and Minor Care, Inc. in conjunction with the GranCare Merger. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Mergers been consummated as of those dates, nor are they necessarily indicative of future operating results.

                                                                           Three Months Ended December 31,
                                                                              1997                 1996
                                                                        -----------------    -----------------
     Net revenues................................................              $  489,898           $  476,983
                                                                        =================    =================

     Net income (loss) before extraordinary item.................              $  (34,429)          $    3,836
     Extraordinary item..........................................                 (11,275)                  --
                                                                        -----------------    -----------------
     Net income (loss)...........................................              $  (45,704)          $    3,836
                                                                        =================    =================
     Earnings (loss) per share:
     Basic:
          Net income (loss) before extraordinary item............              $    (0.84)          $     0.10
          Extraordinary item.....................................                   (0.28)                  --
                                                                        -----------------    -----------------
          Net income (loss)......................................              $    (1.12)          $     0.10
                                                                        =================    =================
     Diluted:
          Net income (loss) before extraordinary item............              $    (0.84)          $     0.09
          Extraordinary item.....................................                   (0.28)                  --
                                                                        -----------------    -----------------
          Net income (loss)......................................              $    (1.12)          $     0.09
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

                                                                                 Three Months Ended December 31,
                                                                                     1997                1996
                                                                               -----------------    ----------------
      Numerator for Basic and Diluted Earnings Per Share:
           Net income (loss) before extraordinary item......................            (29,518)           $  10,325
           Extraordinary item...............................................            (11,275)                  --
                                                                               -----------------    ----------------
           Net income (loss)................................................            (40,793)           $  10,325
                                                                               =================    ================

      Denominator:
           Denominator for basic earnings per share-weighted
                   average shares...........................................             47,590              58,507
           Effect of dilutive securities - Stock options....................                 --                 450
                                                                               -----------------    ----------------
           Denominator for diluted earnings per share-adjusted
                   weighted-average shares and assumed conversions..........             47,590              58,957
                                                                               =================    ================

      Basic and Diluted Earnings Per Share:
           Net income (loss) before extraordinary item......................              (0.62)           $   0.18
           Extraordinary item...............................................              (0.24)                 --
                                                                               -----------------    ----------------
           Net income (loss) per common share...............................              (0.86)           $   0.18
                                                                               =================    ================

     The effect of dilutive securities for the three months ended December 31, 1997 has been excluded because the effect is antidilutive.

Note 9.  Income Taxes

     For the three months ended December 31, 1997, the provision for income taxes was affected by recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the three months ended December 31, 1997 was approximately 49.1% compared to 41.2% for the same period in 1996. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

     Deferred income taxes reflected in current assets in the accompanying balance sheets have increased from $24.3 million at September 30, 1997 to $71.1 million at December 31, 1997. This increase is primarily attributable to deferred taxes recorded in the GranCare Merger.

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

     Pre-tax recapitalization, indirect merger and other expenses primarily related to the Apollo/LCA/GranCare Mergers totaled $41.0 million for the quarter ended December 31, 1997.

     Costs and expenses, excluding recapitalization, indirect merger, and other expenses, totaled $394.4 million for the quarter ended December 31, 1997, an increase of $135.9 million or 52.6%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $123.8 million to the increase in costs. Excluding GranCare, payroll, ancillary, and general and administrative costs increased $0.9, $2.9, and $2.4 million, respectively. The increase in ancillary services is primarily the result of higher pharmaceutical costs related to the increase in pharmacy services revenue. Excluding GranCare, bad debt expense increased $2.5 million primarily due to average days outstanding for accounts receivable at therapy operations remaining at a high level.

     Interest expense totaled $21.6 million for the quarter ended December 31, 1997, an increase of $16.5 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Mergers.

     For the three months ended December 31, 1997, the provision for income taxes was affected by recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the three months ended December 31, 1997 was approximately 49.1% compared to 41.2% for the same period in 1996. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

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

Capital Resources and Liquidity

     Cash and cash equivalents were $66.6 million at December 31, 1997, and working capital was $289.3 million, an increase of $187.2 million during the first quarter of fiscal 1998 which included an increase of $133.7 million as a result of the GranCare Merger. Cash used in operations was $19.6 million which included approximately $38.2 million in payments for recapitalization, indirect merger, and other expenses. Excluding accrued expenses acquired in the GranCare Merger, accrued expenses and other current liabilities increased by $14.5 million primarily as a result of an increase in accrued interest of $12.0 million, and a reduction in income taxes payable of $7.7 million. The Company expects to incur additional recapitalization, indirect merger and other expenses during the remainder of fiscal 1998. Excluding accounts payable acquired in the GranCare Merger, accounts payable decreased by $21.8 million primarily as a result of the $19.0 million termination fees paid to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

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

     Financing activities provided $93.9 million during the first fiscal quarter of 1998. Cash provided by financing activities included $232.8 million, net of $7.2 million of associated costs, from the issuance of 17.8 million shares of stock to Apollo and certain other investors, $740.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the Senior Subordinated Notes and Senior Subordinated Discount Notes. Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $31.7 million to pay financing fees associated with the Senior Credit Facility and Senior Subordinated Notes.

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

January 25, 1999

                                     MARINER POST-ACUTE NETWORK, INC.
                                     (Registrant)

                                     By: /s/ Ronald W. Fleming
                                        ----------------------------
                                        Ronald W. Fleming
                                        Vice President, Controller,
                                        and Chief Accounting Officer
                                        (Duly Authorized Officer and
                                        Chief Accounting Officer)