Form 10-Q/A
period 1998-03-31
MARINER POST ACUTE NETWORK INC
filed 1999-01-25
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1*


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



                                  FORM 10-Q/A
                               TABLE OF CONTENTS
                                MARCH 31, 1998



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

PART 1  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                  Three Months                    Six Months
                                                                 Ended March 31,                 Ended March 31,
                                                            ------------------------        ------------------------
                                                              1998            1997            1998            1997
                                                            --------        --------        --------        --------
Net Revenues
   Nursing home revenue:
     Net patient services                                   $362,670        $185,323        $668,379        $368,007
     Other                                                     3,579           1,363           5,162           2,700
   Non-nursing home revenue:
     Pharmacy services                                        55,263          48,656         106,849          95,259
     Therapy services                                         39,371          45,899          80,259          93,569
     Home health, hospital services, and other                26,278           4,077          48,118           5,985
                                                            --------        --------        --------        --------
                                                             487,161         285,318         908,767         565,520
Costs and Expenses:
   Salaries and wages                                        178,655         108,962         338,676         220,397
   Employee benefits                                          43,793          25,974          79,427          50,250
   Nursing, dietary and other supplies                        23,861          13,314          44,039          26,793
   Ancillary services                                        107,867          56,715         201,650         110,930
   General and administrative                                 74,101          39,880         134,859          79,583
   Depreciation and amortization                              17,963          10,163          33,326          20,066
   Provision for bad debts                                     4,694           4,466          13,399           9,975
   Recapitalization, indirect merger and other expenses       13,636             -            54,621             -
                                                            --------        --------        --------        --------
                                                             464,570         259,474         899,997         517,994
                                                            --------        --------        --------        --------

          Income (loss) from operations                       22,591          25,844           8,770          47,526

Other Income and Expense:
   Interest expense                                           30,422           5,501          52,034          10,625
   Interest and dividend income                               (2,460)         (1,119)         (4,744)         (2,189)
                                                            --------        --------        --------        --------
                                                              27,962           4,382          47,290           8,436
                                                            --------        --------        --------        --------
          Income (loss) before income taxes,
             equity earnings/minority interest,
             and extraordinary loss                           (5,371)         21,462         (38,520)         39,090

Provision (Benefit) for Income Taxes                          (1,025)          9,129          (4,828)         16,369
                                                            --------        --------        --------        --------

          Income (loss) before equity earnings/
             minority interest and extraordinary loss         (4,346)         12,333         (33,692)         22,721

Equity Earnings/Minority Interest                               (127)           (119)           (299)           (182)
                                                            --------        --------        --------        --------

          Income (loss) before extraordinary loss             (4,473)         12,214         (33,991)         22,539

Extraordinary Loss on Early Extinguishment
  of Debt, net of $6,034 Income Tax Benefit                      -               -           (11,275)            -
                                                            --------        --------        --------        --------

Net Income (Loss)                                           $ (4,473)       $ 12,214        $(45,266)       $ 22,539
                                                            ========        ========        ========        ========

Earnings (Loss) Per Share:
   Basic                                                    $  (0.11)       $   0.21        $  (1.02)       $   0.38
                                                            ========        ========        ========        ========

   Diluted                                                  $  (0.11)       $   0.21        $  (1.02)       $   0.38
                                                            ========        ========        ========        ========

Weighted Average Common
   Shares Outstanding:
   Basic                                                      41,208          58,616          44,434          58,561
                                                            ========        ========        ========        ========

   Diluted                                                    41,208          59,478          44,434          59,423
                                                            ========        ========        ========        ========

  The accompanying notes are an integral part of these financial statements.

      PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
      (dollars in thousands, except share amounts)

                                                                  March 31,   September 30,
                         ASSETS                                     1998         1997
                                                                 -----------  ------------
                                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                                    $   19,464       $ 14,355
   Receivables, less allowances of $71,984 and $33,138             427,910        211,989
   Supplies                                                         21,505         21,237
   Deferred income taxes                                            74,298         24,294
   Prepaid expenses and other current assets                        31,687         15,354
                                                                ----------       --------
          Total current assets                                     574,864        287,229

Property and Equipment:
   Land, buildings and improvements                                550,031        378,251
   Furniture, fixtures and equipment                               169,171        121,698
   Leased property under capital leases                             12,551         12,551
                                                                ----------       --------
                                                                   731,753        512,500
   Less accumulated depreciation                                   229,063        210,117
                                                                ----------       --------
                                                                   502,690        302,383

Goodwill, net                                                      474,303        196,120
Restricted Investments                                              96,241         51,976
Notes Receivable, net                                               31,482         11,200
Other Assets                                                        88,608         25,459
                                                                ----------       --------
                                                                $1,768,188       $874,367
                                                                ==========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current maturities of long-term debt       $   17,330       $ 43,196
   Accounts payable                                                128,814         46,872
   Accrued payroll and related expenses                             88,181         66,866
   Accrued interest                                                 30,282          2,355
   Other accrued expenses                                           31,469         25,836
                                                                ----------       --------
          Total current liabilities                                296,076        185,125

Long-Term Debt, net of current maturities                        1,278,488        252,763

Long-Term Insurance Reserves                                        42,583         27,555

Deferred Income Taxes and Other Noncurrent Liabilities              70,170         33,641

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01; 5,000,000 and 4,650,000
      shares authorized; none issued                                    -              -
   Series A - Junior participating preferred stock, par
     value $0.01; none and 350,000 shares authorized and
     reserved; none issued                                              -              -
   Common stock, par value $0.01; 75,000,000 shares
      authorized; 41,389,954 and 60,803,760 shares issued              414            608
   Capital surplus                                                 497,835        226,972
   Retained earnings (deficit)                                    (418,725)       164,650
   Unrealized gain on securities available-for-sale                  1,347            244
   Treasury stock at cost - none and 2,004,444 shares                   -         (17,191)
                                                                ----------       --------
          Total stockholders' equity                                80,871        375,283
                                                                ----------       --------
                                                                $1,768,188       $874,367
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

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)

                                         Common Stock                 Retained    Unrealized      Treasury Stock
                                       ----------------    Capital    Earnings      Gain on    -------------------
                                        Shares   Amount    Surplus    (Deficit)   Securities    Shares     Amount      Total
                                       -------   ------   ---------   ---------   ----------   --------   --------   ---------
BALANCE, SEPTEMBER 30, 1997             60,804   $ 608    $ 226,972   $ 164,650    $  244         2,004  $ (17,191)  $ 375,283

Net (loss)                                                              (45,266)                                       (45,266)

Issuance of shares to Apollo
  Management, L.P. and affiliates       17,778     178      232,572                                                    232,750

Repurchase of shares in connection
  with the Recapitalization Merger                                                               54,461   (735,223)   (735,223)

Retirement of treasury stock           (55,082)   (551)    (202,060)   (538,109)                (55,082)   740,720           -

Issuance of shares and options
  in exchange for GranCare
  common stock and options              17,440     175      238,814                                                    238,989

Funding of options exercised or
   canceled under 1992 Employee
   Stock Option Plan, net of tax                             (3,886)                             (1,350)    11,410       7,524

Funding of employee benefit plans                                92                                 (32)       275         367

Issuance of treasury stock in
  exchange for warrants                                          (9)                                 (1)         9           -

Issuance of stock under
  various stock option plans,
  net of tax                               450       4        5,340                                                      5,344

Unrealized gain on
   securities available-for-sale                                                    1,103                                1,103
                                       -------   -----    ---------   ---------    ------        ------   --------   ---------
BALANCE, MARCH 31, 1998                 41,390   $ 414    $ 497,835   $(418,725)   $1,347             -          -   $  80,871
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

                 PARAGON HEALTH NETWORK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                      Six Months
                                                                    Ended March 31,
                                                               -------------------------
                                                                  1998           1997
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $(45,266)       $22,539
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation and amortization                           33,326         20,066
          Provision for bad debts                                 13,399          9,975
          Interest accretion on Senior Subordinated
               Discount Notes                                      7,640              -
          Income taxes deferred                                    2,137           (603)
          Equity earnings/minority interest                          299            182
   Changes in noncash working capital:
          Receivables                                            (42,201)       (43,826)
          Supplies                                                 1,872            122
          Prepayments and other current assets                    (8,268)         2,007
          Accounts payable                                       (28,676)        (9,799)
          Accrued expenses and other current liabilities           2,003        (12,497)
   Changes in long-term insurance reserves                         4,994          7,360
   Other                                                           1,898           (334)
                                                                 -------        -------
NET CASH USED IN OPERATING ACTIVITIES                            (56,843)        (4,808)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions and investments                                  (10,831)       (15,536)
   Purchases of property and equipment                           (21,934)       (21,181)
   Disposals of property, equipment and
          other assets                                             2,252          4,928
   Restricted investments                                         (2,175)       (19,251)
   Net collections on notes receivable                             1,529             96
   Deposits and other                                             (9,238)        (1,433)
                                                                 -------        -------
NET CASH USED IN INVESTING ACTIVITIES                            (40,397)       (52,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares to Apollo Management, L.P.
          and affiliates                                         232,750              -
   Proceeds from Senior Credit Facility                          740,000              -
   Proceeds from Senior Subordinated Notes and
          Senior Subordinated Discount Notes                     448,871              -
   Repurchase of shares in connection
          with the Recapitalization Merger                      (735,223)             -
   Proceeds from long-term debt                                        -            806
   Net draws under credit line                                     5,500         48,814
   Repayment of long-term debt                                  (564,468)        (3,560)
   Deferred financing fees                                       (30,178)             -
   Funding of options under 1992 employee stock
          purchase plan, employee benefit plans, and other         5,097             82
                                                                 -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        102,349         46,142
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   5,109        (11,043)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    14,355         21,394
                                                                 -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $19,464        $10,351
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

  Paragon used the $240 million, less $7.2 million in related costs, invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 7), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 3 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Mergers.


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


NOTE 4.     RECAPITALIZATION, INDIRECT MERGER AND OTHER EXPENSES

  Recapitalization, indirect merger, and other expenses of $54.6 million primarily related to costs associated with the Apollo/LCA/GranCare Mergers, significantly all of which were paid by March 31, 1998.

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

                                                                Three Months                        Six Months
                                                               Ended March 31,                    Ended March 31,
                                                           --------------------------        ------------------------
                                                             1998             1997              1998          1997
                                                           --------         --------         ---------      ---------
Net revenues.........................................      $487,161         $487,527          $977,059       $964,510
                                                           ========         ========          ========       ========
Net income (loss) before extraordinary item..........      $ (4,473)        $(21,941)         $(38,902)      $(18,105)
Extraordinary item...................................            --           (4,831)          (11,275)        (4,831)
                                                           --------         --------          --------       --------
Net income(loss).....................................      $ (4,473)        $(26,772)         $(50,177)      $(22,936)
                                                           ========         ========          ========       ========
Basic Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item........      $  (0.11)        $  (0.55)         $  (0.95)      $  (0.45)
  Extraordinary item.................................            --            (0.12)            (0.27)         (0.12)
                                                           --------         --------          --------       --------
 Net income (loss)...................................      $  (0.11)        $  (0.67)         $  (1.22)      $  (0.57)
                                                           ========         ========          ========       ========

Diluted Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item........      $  (0.11)        $  (0.55)         $  (0.95)      $  (0.45)
  Extraordinary item.................................            --         $  (0.12)            (0.27)         (0.12)
                                                           --------         --------          --------       --------
  Net income (loss)..................................      $  (0.11)        $  (0.67)         $  (1.22)      $  (0.57)
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

                                                           Three Months                     Six Months
                                                          Ended March 31,                  Ended March 31,
                                                    ---------------------------      --------------------------
                                                        1998           1997             1998           1997
                                                    ------------   ------------      -----------   ------------

Numerator for Basic and Diluted Earnings Per Share:
  Net income (loss) before extraordinary item.....       $(4,473)      $12,214        $(33,991)         $22,539
  Extraordinary  item ............................            --            --         (11,275)              --
                                                         -------       -------        --------          -------
  Net income (loss)...............................       $(4,473)      $12,214        $(45,266)         $22,539
                                                         =======       =======        ========          =======
Denominator:
   Denominator for basic earnings per share-
       weighted average shares....................        41,208        58,616          44,434           58,561
   Effect of dilutive securities -- Stock
       options....................................           618           862              --              862
                                                         -------       -------        --------          -------
Denominator for diluted earnings per share-
   adjusted weighted-average shares and assumed
   conversions....................................        41,826        59,478          44,434           59,423
                                                         =======       =======        ========          =======

Basic Earnings (Loss) Per Share:
   Net income (loss) before extraordinary item....       $ (0.11)      $  0.21        $  (0.77)         $  0.38
   Extraordinary item.............................            --            --           (0.25)              --
                                                         -------       -------        --------          -------
   Net income (loss) per common share.............       $ (0.11)      $  0.21        $  (1.02)         $  0.38
                                                         =======       =======        ========          =======

Diluted Earnings (Loss) Per Share:
   Net income (loss) before extraordinary item....       $ (0.11)      $  0.21        $  (0.77)         $  0.38
   Extraordinary item.............................            --            --           (0.25)              --
                                                         -------       -------        --------          -------
   Net income (loss) per common share.............       $ (0.11)      $  0.21        $  (1.02)         $  0.38
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

                          PARAGON HEALTH NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 9.     INCOME TAXES


  For the three and six months ended March 31, 1998, the provision for income taxes was affected by recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the three and six months ended March 31, 1998 was approximately 45.3% and 47.2%, respectively, compared to 42.5% and 41.9%, respectively, for the same periods in fiscal 1997.

  Deferred income taxes reflected in current assets in the accompanying balance sheets have increased from $24.3 million at September 30, 1997 to $74.3 million at March 31, 1998. This increase is primarily attributable to deferred taxes recorded as a result of the GranCare Merger.


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

  Pre-tax recapitalization, indirect merger and other expenses primarily related to the Apollo/LCA/GranCare Mergers totaled $13.6 million for the three months ended March 31, 1998.

  Costs and expenses, excluding recapitalization, indirect merger, and other expenses, totaled $450.9 million for the quarter ended March 31, 1998, an increase of $191.5 million or 73.8%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $185.5 million to the increase in costs. Excluding GranCare, ancillary costs increased by $4.6 million as a result of the increase in ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue. Excluding GranCare, bad debt expense decreased by $0.7 million primarily due to a $2.5 million reduction for therapy operations which was partially offset by bad debt expense in the prior year period being reduced by $1.1 million as a result of the collection of a note receivable that was substantially reserved. The reduction in bad debt expense at therapy operations over the prior year period was a result of a reduction in average days outstanding.

  Interest expense totaled $30.4 million for the quarter ended March 31, 1998, an increase of $24.9 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Mergers.

  For the three months ended March 31, 1998, the provision for income taxes was affected by the recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the Mergers. Excluding the effect of these non-deductible items, the effective income tax rate for the three months ended March 31, 1998 was approximately 45.3% compared to 42.5% for the same period in 1997. The higher effective income tax rate reflected the amortization of non-deductible goodwill associated with the GranCare Merger and the lower pre-tax book income.

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

  Pre-tax recapitalization, indirect merger and other expenses primarily related to the Apollo/LCA/GranCare Mergers totaled $54.6 million for the six months ended March 31, 1998.

  Costs and expenses excluding recapitalization, indirect merger, and other expenses totaled $845.4 million for the six months ended March 31, 1998, an increase of $327.4 million or 63.2%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $309.3 million to the increase in costs. Excluding GranCare, ancillary and general and administrative costs increased $7.5 and $5.5 million, respectively. The increase in ancillary costs is the result of higher ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue. Excluding GranCare, bad debt expense increased by $1.8 million primarily due to bad debt expense in the prior year period being reduced by $1.1 million as a result of the collection of a note receivable that was substantially reserved.

  Interest expense totaled $52.0 million for the six months ended March 31, 1998, an increase of $41.4 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Mergers.

  For the six months ended March 31, 1998, the provision for income taxes was affected by recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the six months ended March 31, 1998 was approximately 47.2% compared to 41.9% for the same period in 1997. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

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


CAPITAL RESOURCES AND LIQUIDITY

  Cash and cash equivalents were $19.5 million at March 31, 1998, and working capital was $278.8 million, an increase of $176.7 million during the six months ended March 31, 1998 which included an increase of $133.7 million as a result of the GranCare Merger. Cash used in operations was $56.8 million which included approximately $54.6 million in payments for recapitalization, indirect merger and other expenses. The Company expects to incur additional recapitalization, indirect merger and other expenses during the remainder of fiscal 1998. Excluding the acquisition of accrued expenses in the GranCare Merger, accrued expenses and other current liabilities increased by $2.0 million. Excluding the acquisition of accounts payable in the GranCare Merger, accounts payable decreased by $28.7 million primarily as a result of the $19.0 million termination fees paid to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

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

  Financing activities provided $102.3 million during the six months ended March 31, 1998. Cash provided by financing activities included $232.8 million, net of $7.2 million of associated costs, from the issuance of 17.8 million shares of stock to Apollo and certain other investors, $740.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the Senior Subordinated Notes and Senior Subordinated Discount Notes. Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $30.2 million to pay financing fees associated with the Senior Credit Facility and Senior Subordinated Notes.

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