Form 10-Q/A
period 1998-06-30
MARINER POST ACUTE NETWORK INC
filed 1999-01-25
CIK 882287

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

                       MARINER POST-ACUTE NETWORK, INC.
                               AND SUBSIDIARIES


                                  FORM 10-Q/A
                               TABLE OF CONTENTS
                                 JUNE 30, 1998


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

     Item 2.  Management's Discussion and Analysis of Financial.............. 19
                  Condition and Results of Operations

SIGNATURE PAGE............................................................... 34

PART 1   FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months                    Nine Months
                                                               Ended June 30,                  Ended June 30,
                                                           ------------------------       -------------------------
                                                            1998           1997             1998           1997
                                                           ------------------------       -------------------------
Net Revenues
   Nursing home revenue:
     Net patient services                                   $363,220       $187,442       $1,031,599       $555,449
     Other                                                     4,300          1,396            9,462          4,096
   Non-nursing home revenue:
     Pharmacy services                                        56,739         50,615          163,588        145,874
     Therapy services                                         45,618         44,201          125,877        137,770
     Home health, hospital services, and other                24,188          4,779           72,306         10,764
                                                         ------------   ------------   --------------   ------------
                                                             494,065        288,433        1,402,832        853,953
Costs and Expenses:
   Salaries and wages                                        183,898        108,064          522,574        328,461
   Employee benefits                                          41,027         23,786          120,454         74,036
   Nursing, dietary and other supplies                        21,670         12,932           65,709         39,725
   Ancillary services                                        111,699         58,298          313,349        169,228
   General and administrative                                 50,365         29,813          146,082         88,325
   Rent                                                       21,087         10,730           60,229         31,801
   Depreciation and amortization                              17,787         10,414           51,113         30,480
   Provision for bad debts                                     5,596          5,940           18,995         15,915
   Recapitalization, indirect merger and other expenses       11,208              -           65,829              -
                                                         ------------   ------------   --------------   ------------
                                                             464,337        259,977        1,364,334        777,971
                                                         ------------   ------------   --------------   ------------
          Income from operations                              29,728         28,456           38,498         75,982

Other Income and Expense:
   Interest expense                                           31,564          5,677           83,598         16,302
   Interest and dividend income                               (3,437)        (1,189)          (8,181)        (3,378)
                                                         ------------   ------------   --------------   ------------
                                                              28,127          4,488           75,417         12,924
                                                         ------------   ------------   --------------   ------------
          Income (loss) before income taxes,
             equity earnings/minority interest,
             and extraordinary loss                            1,601         23,968          (36,919)        63,058

Provision (Benefit) for Income Taxes                           1,596         10,076           (3,232)        26,445
                                                         ------------   ------------   --------------   ------------

          Income (loss) before equity earnings/
             minority interest and extraordinary loss              5         13,892          (33,687)        36,613

Equity Earnings/Minority Interest                               (247)          (223)            (546)          (405)
                                                         ------------   ------------   --------------   ------------

          Income (loss) before extraordinary loss               (242)        13,669          (34,233)        36,208

Extraordinary Loss on Early Extinguishment
  of Debt, net of $6,034 Income Tax Benefit                        -              -          (11,275)             -
                                                         ------------   ------------   -------------    -----------

Net Income (Loss)                                           $   (242)      $ 13,669       $  (45,508)      $ 36,208
                                                          ===========    ===========    =============    ===========

Earnings (Loss) Per Share:
   Basic                                                    $  (0.01)      $   0.23       $    (1.04)      $   0.62
                                                          ===========    ===========    =============    ===========

   Diluted                                                  $  (0.01)      $   0.23       $    (1.04)      $   0.61
                                                          ===========    ===========    =============    ===========
Weighted Average Common
   Shares Outstanding:
   Basic                                                      42,223         58,643           43,698         58,588
                                                          ===========    ===========    =============    ===========

   Diluted                                                    42,223         59,870           43,698         59,815
                                                          ===========    ===========    =============    ===========


  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)

                                                             June 30,     September 30,
                   ASSETS                                      1998            1997
                                                             -------      ------------
                                                           (unaudited)
Current Assets:
   Cash and cash equivalents                                $   12,397       $ 14,355
   Receivables, less allowances of $68,948 and $33,138         432,600        211,989
   Supplies                                                     23,584         21,237
   Deferred income taxes                                        76,691         24,294
   Prepaid expenses and other current assets                    31,721         15,354
                                                         --------------   ------------
          Total current assets                                 576,993        287,229

Property and Equipment:
   Land, buildings and improvements                            571,622        378,251
   Furniture, fixtures and equipment                           183,607        121,698
   Leased property under capital leases                         12,551         12,551
                                                         --------------   ------------
                                                               767,780        512,500
   Less accumulated depreciation                               243,066        210,117
                                                         --------------   ------------
                                                               524,714        302,383

Goodwill, net                                                  505,521        196,120
Restricted Investments                                          91,162         51,976
Notes Receivable, net                                           14,744         11,200
Other Assets                                                   120,106         25,459
                                                         --------------   ------------
                                                            $1,833,240       $874,367
                                                         ==============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current maturities of long-term debt   $   23,481       $ 43,196
   Accounts payable                                            126,652         46,872
   Accrued payroll and related expenses                        105,942         66,866
   Accrued interest                                             17,448          2,355
   Other accrued expenses                                       44,247         25,836
                                                         --------------   ------------
          Total current liabilities                            317,770        185,125

Long-Term Debt, net of current maturities                    1,279,994        252,763

Long-Term Insurance Reserves                                    37,953         27,555

Deferred Income Taxes and Other Noncurrent Liabilities          96,386         33,641

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01; 5,000,000 and 4,650,000
      shares authorized; none issued                                 -              -
   Series A - Junior participating preferred stock, par
     value $0.01; none and 350,000 shares authorized and
     reserved; none issued                                           -              -
   Common stock, par value $0.01; 75,000,000 shares
      authorized; 42,615,787 and 60,803,760 shares issued          426            608
   Capital surplus                                             519,499        226,972
   Retained earnings (deficit)                                (418,967)       164,650
   Unrealized gain on securities available-for-sale                179            244
   Treasury stock at cost - none and 2,004,444 shares                -        (17,191)
                                                         --------------   ------------
          Total stockholders' equity                           101,137        375,283
                                                         --------------   ------------
                                                            $1,833,240       $874,367
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

                                    Common  Stock                      Retained   Unrealized    Treasury  Stock
                                  -----------------      Capital       Earnings    Gain on     ------------------
                                  Shares     Amount      Surplus      (Deficit)   Securities   Shares      Amount      Total
                                  ------     ------    -----------    ----------  ----------   ------      ------      -----
Balance, September 30, 1997          60,804   $608       $226,972      $164,650     $244         2,004    ($17,191)   $375,283

Net (loss)                                                              (45,508)                                       (45,508)

Issuance of shares to Apollo
  Management, L.P. and affiliates    17,778    178        232,572                                                      232,750

Issuance of shares to Professional
  Rehabilitation, Inc.                1,147     11         22,575                                                       22,586

Repurchase of shares in connection
  with the Recapitalization Merger                                                              54,461    (735,223)   (735,223)

Retirement of treasury stock        (55,082)  (551)      (202,060)     (538,109)               (55,082)    740,720           -

Issuance of shares and options
  in exchange for GranCare
  common stock and options           17,440    175        238,814                                                      238,989

Funding of options exercised or
   canceled under 1992 Employee
   Stock Option Plan, net of tax                           (5,918)                              (1,350)     11,410       5,492

Funding of employee benefit plans                              92                                  (32)        275         367

Issuance of treasury stock in
  exchange for warrants                                        (9)                                  (1)          9           -

Issuance of stock under
  various stock option plans,
  net of tax                            529      5          6,461                                                        6,466

Unrealized loss on
   securities available-for-sale                                                     (65)                                  (65)
                                  ---------- ------    ----------- -------------  -------   ----------- ----------- -----------

Balance, June 30, 1998               42,616   $426       $519,499     $(418,967)    $179             -           -     $101,137
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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                 Nine Months
                                                                Ended June 30,
                                                            ---------------------
                                                              1998        1997
                                                            ---------------------
Cash Flows From Operating Activities:
   Net income (loss)                                        $ (45,508)   $ 36,208
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
          Depreciation and amortization                        51,113      30,480
          Provision for bad debts                              18,995      15,915
          Interest accretion on Senior Subordinated
               Discount Notes                                  12,318          -
          Income taxes deferred                                 2,038      (1,152)
          Equity earnings/minority interest                       546         405
   Changes in noncash working capital:
          Receivables                                         (43,564)    (52,075)
          Supplies                                               (207)     (3,463)
          Prepayments and other current assets                 (9,502)      2,969
          Accounts payable                                    (30,181)     (9,504)
          Accrued expenses and other current liabilities       12,290      (1,999)
   Changes in long-term insurance reserves                        364      10,279
   Other                                                        2,246        (292)
                                                          ------------  ----------
Net Cash (Used In) Provided By Operating Activities           (29,052)     27,771

Cash Flows Used In Investing Activities:
   Acquisitions and investments                               (54,041)    (21,988)
   Purchases of property and equipment                        (32,344)    (29,643)
   Disposals of property, equipment and
          other assets                                          2,252       6,159
   Restricted investments                                       1,736     (25,016)
   Net collections on notes receivable                         20,622       1,987
   Deposits and other                                         (12,639)        (50)
                                                          ------------  ----------
Net Cash Used In Investing Activities                         (74,414)    (68,551)

Cash Flows From Financing Activities:
   Issuance of shares to Apollo Management, L.P.
          and affiliates                                      232,750           -
   Proceeds from Senior Credit Facility                       740,000           -
   Proceeds from Senior Subordinated Notes and
          Senior Subordinated Discount Notes                  448,871           -
   Repurchase of shares in connection
          with the Recapitalization Merger                   (735,223)          -
   Proceeds from long-term debt                                     -       1,502
   Net draws under credit line                                  5,000      39,685
   Repayment of long-term debt                               (565,560)     (8,656)
   Deferred financing fees                                    (30,178)          -
   Funding of options under 1992 employee stock
          purchase plan, employee benefit plans, and other      5,848         143
                                                          ------------  ----------
Net Cash Provided By Financing Activities                     101,508      32,674
                                                          ------------  ----------
Decrease in Cash and Cash Equivalents                          (1,958)     (8,106)
Cash and Cash Equivalents, beginning of period                 14,355      21,394
                                                          ------------  ----------
Cash and Cash Equivalents, end of period                      $12,397     $13,288
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

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

  The Company used the $240 million less, $7.2 million in related costs, invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 8), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 3 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.


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
                                                                  --------
  Total purchase price.......................................... $ 250,559
                                                                 =========

  At June 30, 1998, a partial adjustment had been made to record GranCare's property and equipment at fair value, assign a purchase price to unfavorable operating leases for property and equipment, and assign a value to identifiable intangible assets. The Company is in the process of finalizing the revaluing of these items. Goodwill is amortized on a straight-line basis over 30 years. The Omega Note (see Note 7) assumed by the Company in the GranCare Merger has been recorded at its fair value with the excess of fair value over the principle amortized over the remaining life of the mortgage notes. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $1.1 million and $2.9 million for the three and nine months ended June 30, 1998, respectively, was recorded as a reduction to interest expense.

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 4.  RECAPITALIZATION, INDIRECT MERGER AND OTHER EXPENSES

  Recapitalization, indirect merger, and other expenses of $65.8 million primarily related to costs associated with the Apollo/LCA/GranCare Mergers, significantly all of which were paid by June 30, 1998.

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

                       MARINER POST-ACUTE NETWORK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                     Three Months              Nine Months
                                    Ended June 30,            Ended June 30,
                                ---------------------     ---------------------
                                1998             1997     1998             1997
                                ----             ----     ----             ----
Net revenues................... $ 494,065  $ 484,529  $ 1,471,124  $ 1,449,039
                                =========  =========  ===========  ===========
Net income (loss) before
   extraordinary item.......... $    (242) $   1,789  $   (38,660) $   (16,316)
Extraordinary item.............        __         __      (11,275)      (4,831)
                                ---------  ---------  ------------ ------------
Net income(loss)............... $    (242) $   1,789  $   (49,935) $   (21,147)
                                =========  =========  ===========  ===========

Basic Earnings (Loss) Per Share:
   Net income (loss) before
      extraordinary item....... $   (0.01) $    0.04  $     (0.93) $     (0.40)
   Extraordinary item..........         -          -        (0.27)       (0.12)
                                ---------  ---------  ------------ ------------
   Net income (loss)........... $   (0.01) $    0.04  $     (1.20) $     (0.52)
                                =========  =========  ============ ============

Diluted Earnings (Loss)
 Per Share:
   Net income (loss) before
    extraordinary item......... $   (0.01) $    0.04  $     (0.93) $     (0.40)
  Extraordinary item...........         -          -        (0.27)       (0.12)
                                ---------  ---------  ------------ ------------
  Net income (loss)............ $   (0.01) $    0.04  $     (1.20) $     (0.52)
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

                                                                     Three Months                      Nine Months
                                                                     Ended June 30,                   Ended June 30,
                                                               -------------------------        --------------------------
                                                                   1998           1997              1998          1997
                                                                   ----           ----              ----          ----
Numerator for Basic and Diluted Earnings Per Share:
  Net income (loss) before
   extraordinary item........................................    $  (242)        $13,669         $(34,233)      $36,208
  Extraordinary item.........................................         --              --          (11,275)           --
                                                                 -------         -------         --------       -------
  Net income (loss)..........................................    $  (242)        $13,669         $(45,508)      $36,208
                                                                 =======         =======         ========       =======
Denominator:
  Denominator for basic earnings per share-weighted
     average shares........................................       42,223          58,643           43,698        58,588
  Effect of dilutive securities Stock options..............          365           1,227               --         1,227
                                                                 -------         -------         --------       -------
Denominator for diluted earnings per share-adjusted
       weighted-average shares and assumed conversions.......     42,588          59,870           43,698        59,815
                                                                 =======         =======         ========       =======
Basic Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item...............     $ (0.01)        $  0.23         $  (0.78)      $  0.62
  Extraordinary item........................................          --              --            (0.26)           --
                                                                 -------         -------         --------       -------
  Net income (loss) per common share........................     $ (0.01)        $  0.23         $  (1.04)      $  0.62
                                                                 =======         =======         ========       =======
Diluted Earnings (Loss) Per Share:
  Net income (loss) before extraordinary item...............     $ (0.01)        $  0.23         $  (0.78)      $  0.61
  Extraordinary item........................................          --              --            (0.26)           --
                                                                 -------         -------         --------       -------
  Net income (loss) per common share........................     $ (0.01)        $  0.23         $  (1.04)      $  0.61
                                                                 =======         =======         ========       =======

  The effect of dilutive securities for the nine months ended June 30, 1998 has been excluded because the effect is antidilutive as a result of the net loss for the period.


NOTE 10. INCOME TAXES

  For the nine months ended June 30, 1998, the provision for income taxes was affected by recapitalization and indirect merger costs associated with the GranCare Merger that are not deductible for income tax purposes. Excluding the effect of these non-deductible items, the effective income tax rate for the three and nine months ended June 30, 1998 was approximately 43.1% and 45.4%, respectively, compared to 42.0% and 41.9%, respectively, for the same periods in fiscal 1997.

  Deferred income taxes reflected in current assets in the accompanying balance sheets have increased from $24.3 million at September 30, 1997 to $76.7 million at June 30, 1998. This increase is primarily attributable to deferred taxes recorded as a result of the GranCare Merger.

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

  Pre-tax recapitalization, indirect merger and other expenses primarily related to the Apollo/LCA/GranCare Mergers totaled $11.2 million for the three months ended June 30, 1998.

  Costs and expenses, excluding recapitalization, indirect merger, and other expenses, totaled $453.1 million for the quarter ended June 30, 1998, an increase of $193.2 million or 74.3%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $175.6 million to the increase in costs. Excluding GranCare, ancillary costs increased by $10.6 million as a result of the increase in ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue.

  Interest expense totaled $31.6 million for the quarter ended June 30, 1998, an increase of $25.9 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Apollo/LCA/GranCare Mergers.

  For the three months ended June 30, 1998, the provision for income taxes was affected by the recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the Mergers. Excluding the effect of these non-deductible items, the effective income tax rate for the three months ended June 30, 1998 was approximately 43.1% compared to 42.0% for the same period in 1997. The higher effective income tax rate reflected the amortization of non-deductible goodwill associated with the GranCare Merger and the lower pre-tax book income.

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

  Pre-tax recapitalization, indirect merger and other expenses related to the Apollo/LCA/GranCare Mergers totaled $65.8 million for the nine months ended June 30, 1998.

  Costs and expenses excluding recapitalization, indirect merger, and other expenses totaled $1,298.5 million for the nine months ended June 30, 1998, an increase of $520.5 million or 66.9%, as compared to the same period for fiscal 1997. The acquisition of GranCare contributed $485.1 million to the increase in costs. Excluding GranCare, ancillary, salaries and wages, and general and administrative costs increased $17.0 million, $6.5 million, and $6.3 million, respectively. The increase in ancillary costs was the result of higher ancillary service billings in the nursing home operations and higher pharmaceutical costs related to the increase in pharmacy services revenue.

  Interest expense totaled $83.6 million for the nine months ended June 30, 1998, an increase of $67.3 million as compared to the same period for fiscal 1997, which was primarily a result of the additional debt incurred in conjunction with the Apollo/LCA/GranCare Mergers.

  For the nine months ended June 30, 1998, the provision for income taxes was affected by recapitalization and indirect merger costs that are not deductible for income tax purposes as well as non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of these non-deductible items, the effective income tax rate for the nine months ended June 30, 1998 was approximately 45.4% compared to 41.9% for the same period in 1997. The effective income tax rate reflected the continuation of previously existing non-deductible items and the lower pre-tax book income.

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

CAPITAL RESOURCES AND LIQUIDITY

  Cash and cash equivalents were $12.4 million at June 30, 1998, and working capital was $259.2 million, an increase of $157.1 million during the nine months ended June 30, 1998 which included an increase of $133.7 million as a result of the GranCare Merger. Cash used in operations was $29.0 million which included approximately $65.8 million in payments for recapitalization, indirect merger, and other expenses. The Company expects to incur additional recapitalization, indirect merger and other expenses during the 4th quarter of fiscal 1998. Excluding the acquisition of accrued expenses in the GranCare Merger, accrued expenses and other current liabilities increased by $12.2 million. Excluding the acquisition of accounts payable in the GranCare Merger, accounts payable decreased by $30.2 million primarily as a result of the $19.0 million termination fees paid to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in consideration of the termination of a non-competition agreement in conjunction with the GranCare Merger.

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

  Financing activities provided $101.5 million during the nine months ended June 30, 1998. Cash provided by financing activities included $232.8 million, net of $7.2 million of associated costs, from the issuance of 17.8 million shares of common stock to Apollo and certain other investors, $740.0 million in proceeds from the Senior Credit Facility, and $448.9 million in proceeds from the offering of the Notes. Cash of $735.2 million was used to purchase approximately 90.5% of the issued and outstanding stock of the Company in conjunction with the Recapitalization Merger, $563.3 million to repay substantially all amounts outstanding under the Company's and GranCare's previous credit facilities, and $30.2 million to pay financing fees associated with the Senior Credit Facility and the Notes.

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