Form 10-Q
period 1998-12-31
MARINER POST ACUTE NETWORK INC
filed 1999-02-16
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10968

                        MARINER POST-ACUTE NETWORK, INC.
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

  There were 73,270,051 shares of Common Stock of the registrant issued and outstanding as of February 10, 1999, including approximately 160,000 shares issuable upon the exchange of certificates formerly representing the common stock of predecessor corporations acquired by the registrant.

               Mariner Post-Acute Network, Inc. and Subsidiaries

                                   FORM 10-Q
                               TABLE OF CONTENTS
                               December 31, 1998

                                                                                           PAGE
                                                                                           ----
Part I - FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements and Notes                    3

     Item 2.        Management's Discussion and Analysis of Financial                       20
                    Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclousure About Market                   34
                    Risk

Part II - OTHER  INFORMATION

     Item 1.        Legal Proceedings                                                       36

     Item 2.        Changes in Securities and Use of Proceeds                               37

     Item 3.        Defaults Upon Certain Securities                                        37

     Item 4.        Submission of Matters to a Vote of Security Holders                     37

     Item 5.        Other Information                                                       37

     Item 6.        Exhibits and Reports on Form 8-K                                        37

SIGNATURE PAGE                                                                              38

PART 1  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                                            Three Months
                                                                                          Ended December 31,
                                                                                          1998         1997
                                                                                        --------     --------
Net Revenues
    Nursing home revenue:
     Net patient services...........................................................    $498,664     $305,709
     Other..........................................................................       7,860        1,583
    Non-nursing home revenue:
     Pharmacy services..............................................................      77,736       51,586
     Therapy services...............................................................      76,180       40,888
     Home health, hospital services, and other......................................      12,240       21,840
                                                                                        --------     --------
                                                                                         672,680      421,606
Costs and Expenses:
    Salaries and wages..............................................................     276,672      160,021
    Employee benefits...............................................................      48,102       30,392
    Nursing, dietary and other supplies.............................................      33,352       20,178
    Ancillary services..............................................................     127,520       93,783
    General and administrative......................................................      65,141       35,655
    Insurance expense...............................................................      19,426       12,686
    Rent............................................................................      26,996       17,659
    Depreciation and amortization...................................................      30,584       15,363
    Provision for bad debts.........................................................      36,484        8,705
    Recapitalization, indirect merger and other expenses............................       2,015       40,985
                                                                                        --------     --------
                                                                                         666,292      435,427
                                                                                        --------     --------
    Income (loss) from operations...................................................       6,388      (13,821)
Other Income and Expense:
    Interest expense................................................................      46,729       21,612
    Interest and dividend income....................................................      (2,443)      (2,284)
                                                                                        --------     --------
                                                                                          44,286       19,328
    Loss before income taxes, minority interest, and extraordinary loss.............     (37,898)     (33,149)
Provision (Benefit) for Income Taxes................................................         500       (3,803)
                                                                                        --------     --------
    Loss before minority interest and extraordinary loss............................     (38,398)     (29,346)
Minority Interest...................................................................        (625)        (172)
                                                                                        --------     --------
    Loss before extraordinary loss..................................................     (39,023)     (29,518)
Extraordinary Loss on Early Extinguishment of Debt, net of $6,034
 Income Tax Benefit.................................................................         ---      (11,275)
                                                                                        --------     --------
Net Loss............................................................................    $(39,023)    $(40,793)
                                                                                        ========     ========

Loss Per Share:
    Basic and Diluted...............................................................    $  (0.53)    $  (0.86)
                                                                                        ========     ========
Weighted Average Common Shares Outstanding:
    Basic and Diluted...............................................................      73,277       47,590
                                                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                                                    (unaudited)
                                                                                    December 31,     September 30,
                                                                                        1998              1998
                                                                                 ----------------  ---------------
ASSETS
Current Assets:
    Cash and cash equivalents....................................................   $    5,303        $    3,314
    Receivables (less allowances of $100,566 and $68,581)........................      617,244           617,380
    Supplies.....................................................................       35,073            31,516
    Income tax refund receivable.................................................       34,200            57,323
    Deferred income taxes........................................................       57,933            58,875
    Prepaid expenses and other current assets....................................       35,822            39,515
                                                                                    ----------        ----------
     Total current assets........................................................      785,575           807,923
Property and Equipment:
    Land, buildings and improvements.............................................      884,316           863,451
    Furniture, fixtures and equipment............................................      248,400           231,682
    Leased property under capital leases.........................................       89,806            89,718
                                                                                    ----------        ----------
                                                                                     1,222,522         1,184,851
    Less accumulated depreciation................................................      297,895           257,698
                                                                                    ----------        ----------
                                                                                       924,627           927,153
Goodwill, net....................................................................    1,077,842         1,084,473
Restricted Investments...........................................................       77,735            88,467
Notes Receivable, net............................................................       20,805            20,861
Other Assets.....................................................................      118,327           107,774
                                                                                    ----------        ----------
                                                                                    $3,004,911        $3,036,651
                                                                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current maturities of long-term debt.......................   $   53,570        $   46,250
    Accounts payable.............................................................      160,026           165,484
    Accrued payroll and related expenses.........................................      122,667           127,774
    Accrued interest.............................................................       24,813            35,057
    Other accrued expenses.......................................................       67,832            83,142
                                                                                    ----------        ----------
     Total current liabilities...................................................      428,908           457,707
Long-Term Debt, net of current maturities........................................    2,038,169         1,977,865
Long-Term Insurance Reserves.....................................................       51,603            61,310
Deferred Income Taxes and Other Noncurrent Liabilities...........................      130,488           142,755
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock, par value $.01; 5,000,000 shares authorized; none issued....           --                --
    Common stock, par value $.01; 500,000,000 shares authorized;
     73,276,866 shares issued....................................................          733               733
    Capital surplus..............................................................      980,142           980,142
    Accumulated deficit..........................................................     (622,134)         (583,111)
    Accumulated other comprehensive income.......................................       (2,998)             (750)
                                                                                    ----------        ----------
     Total stockholders' equity..................................................      355,743           397,014
                                                                                    ----------        ----------
                                                                                    $3,004,911        $3,036,651
                                                                                    ==========        ==========

     The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)



                                                                                        Accumulated
                                                                                           Other
                                               Common Stock    Capital   Accumulated   Comprehensive
                                              Shares  Amount   Surplus     Deficit         Income        Total
                                              ------  ------   -------   -----------   -------------   ---------
Balance, September 30, 1998.................  73,277    $733   $980,142    $(583,111)      $  (750)     $397,014

     Net loss...............................      --      --         --      (39,023)           --       (39,023)
     Unrealized losses on
       available-for-sale securities........      --      --         --           --        (2,248)       (2,248)
                                              ------    ----   --------    ---------       -------      --------
Balance, December 31, 1998..................  73,277    $733   $980,142    $(622,134)      $(2,998)     $355,743
                                              ======    ====   ========    =========       =======      ========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                  (unaudited)


                                                                                         Three Months
                                                                                      Ended December 31,
                                                                                 -----------------------------
                                                                                     1998            1997
                                                                                 -------------  --------------
Cash Flows From Operating Activities:
    Net loss...................................................................      $(39,023)       $(40,793)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.............................................        30,584          15,363
     Interest expense on discounted debt.......................................         4,981           3,118
     Income taxes deferred.....................................................           500            (370)
     Equity earnings/minority interest.........................................           625             172
     Provision for bad debts...................................................        36,484           8,705
    Changes in noncash working capital:
     Receivables...............................................................       (36,348)         (8,586)
     Supplies..................................................................        (3,557)          1,823
     Prepayments and other current assets......................................        23,751           2,510
     Accounts payable..........................................................        (5,458)        (21,783)
     Accrued expenses and other current liabilities............................       (27,825)         11,351
    Changes in long-term insurance reserves....................................        (9,707)          6,091
    Other......................................................................       (12,840)          2,835
                                                                                     --------       ---------
Net Cash Used In Operating Activities..........................................       (37,833)        (19,564)

Cash Flows Used In Investing Activities:
    Purchases of property and equipment........................................       (15,921)         (6,993)
    Disposals of property, equipment and other assets..........................            --           2,252
    Restricted investments.....................................................         8,484         (10,454)
    Net collections on notes receivable........................................         4,063             593
    Other......................................................................        (7,367)         (7,463)
                                                                                     --------       ---------
Net Cash Used In Investing Activities..........................................       (10,741)        (22,065)

Cash Flows From Financing Activities:
    Issuance of shares to Apollo Management, L.P...............................            --         232,750
    Proceeds from Senior Credit Facility.......................................            --         740,000
    Proceeds from Senior Notes.................................................            --         448,871
    Net draws under credit line................................................        67,000              --
    Repayment of long-term debt................................................        (8,689)       (563,337)
    Repurchase of shares in recapitalization...................................            --        (735,223)
    Deferred financing fees....................................................        (7,313)        (31,678)
    Other......................................................................          (435)          2,484
                                                                                     --------       ---------
Net Cash Provided By Financing Activities......................................        50,563          93,867
                                                                                     --------       ---------
Increase in Cash and Cash Equivalents..........................................         1,989          52,238
Cash and Cash Equivalents, beginning of period.................................         3,314          14,355
                                                                                     --------       ---------
Cash and Cash Equivalents, end of period.......................................      $  5,303       $  66,593
                                                                                     ========       =========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

 Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

  Certain prior year amounts have been reclassified to conform with the fiscal year 1999 presentation.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

     In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal-use software should be capitalized or expensed when incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not expect the adoption of SOP 98-1 to have a material impact on its financial statements.

     In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not expect the adoption of SOP 98-5 to have a material impact on its financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 2.  Recapitalization Merger

     During 1997 the Company entered into the Recapitalization Merger which was completed effective November 1, 1997 for accounting purposes. In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 17.8 million shares of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

     On November 4, 1997, the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $175 million. See Note 6.

     The Company used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50, (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 3 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.


NOTE 3.  GranCare Merger

     Effective November 1, 1997 for accounting purposes, and subsequent to the Company's recapitalization, the Company completed the acquisition by merger of GranCare pursuant to the GranCare Merger Agreement. In the GranCare Merger approximately 17.4 million shares of the Company's common stock were exchanged for GranCare common stock and approximately 1.3 million options to purchase shares of the Company's common stock were exchanged for options to purchase GranCare common stock. The Company's total purchase price of the acquisition was approximately $250.6 million including legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of GranCare have been recorded at fair market value based on the total purchase price allocation as follows (in thousands):

     Current assets.........................................  $ 225,617
     Property and equipment.................................    215,455
     Goodwill...............................................    370,120
     Restricted investments.................................     40,987
     Other long-term assets.................................     40,066
     Current liabilities....................................   (117,827)
     Long-term debt.........................................   (369,871)
     Other non-current liabilities..........................   (153,948)
                                                              ---------
     Total purchase price...................................  $ 250,559
                                                              =========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     In the quarter ended June 30, 1998, an adjustment was made to record GranCare's property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment and other unfavorable contract rights, and assign a value to identifiable intangible assets. The unfavorable operating lease obligation in the amount of $36.4 million is amortized over the lives of the respective leases and is reflected in the accompanying consolidated balance sheet as other liabilities. Goodwill resulting from the GranCare Merger is being amortized on a straight-line basis over 30 years. The Omega Note (see Note 6) assumed by the Company in the GranCare Merger has been recorded at its fair value with the excess of fair value over the principle amortized over the remaining life of the mortgage notes. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $1.0 and $0.7 million for the three month periods ended December 31, 1998 and 1997, respectively, was recorded as a reduction to interest expense.


NOTE 4.  Mariner Merger

     Effective July 31, 1998 the Company completed the acquisition by merger of Mariner Health pursuant to the terms of the Mariner Merger Agreement. In the Mariner Merger approximately 29.6 million shares of the Company's common stock were exchanged for Mariner Health common stock. The Company's total purchase price of the acquisition was approximately $535.7 million including cash payments for options, legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Mariner Health's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of Mariner Health have been recorded at fair market value based on a preliminary purchase price allocation. The total purchase price has been allocated as follows (in thousands):

     Current assets......................................  $ 213,862
     Property and equipment..............................    420,047
     Goodwill............................................    564,566
     Restricted investments..............................      3,227
     Other long-term assets..............................     36,378
     Current liabilities.................................    (55,853)
     Long-term debt......................................   (600,202)
     Other non-current liabilities.......................    (46,344)
                                                           ---------
     Total purchase price................................  $ 535,681
                                                           =========

     During the three month period ended December 31, 1998, Company management reviewed Mariner Health's allowance for doubtful accounts and concluded that an additional charge was necessary. As a result, included in the provision for bad debts is a charge of approximately $24.3 million.


NOTE 5.  Recapitalization, Indirect Merger and Other Expenses

     The Company recognized and paid charges for recapitalization, indirect merger and other costs of approximately $40.9 million related to its Apollo/LCA/GranCare mergers and $2.0 million related to its Mariner Health merger for the quarter ended December 31, 1997 and December 31, 1998, respectively as follows:

                                              Three months ended December 31,
                                                  1998              1997
                                              -------------------------------

Change of control, severance and retention      $1,528            $12,944
Bridge financing fees                                -              8,952
Investment banking, accounting and legal             -              4,412
Relocation, recruitment and other                  487             14,677
                                              -------------------------------
                                                $2,015            $40,985
                                              ===============================

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 6. Debt

     Long-term debt at December 31, 1998 is summarized in the following table (in thousands):

     Senior Debt:
     Senior Credit Facilities:
          Revolving Credit Facility.........................  $   78,500
          Term Loans........................................     806,617
          Mariner Health Senior Credit Facility.............     365,500
       Mortgage notes.......................................      52,059
       Other notes payable..................................      91,679

     Subordinated Debt:
       Senior Subordinated Notes (due 2007).................     273,916
       Senior Subordinated Discount Notes (due 2007)........     194,292
       Mariner Health Senior Subordinated Notes (due 2006)..     149,757
                                                              ----------
                                                               2,012,320
     Obligations under capital leases.......................      79,419
                                                              ----------
                                                               2,091,739
     Less short-term notes payable and current portion......     (53,570)
                                                              ----------
     Total long-term debt...................................  $2,038,169
                                                              ----------


Senior Credit Facility

     As of December 31, 1998, outstanding indebtedness under the Revolving Credit Facility was $78.5 million (out of a possible $175.0 million). In addition, $307.6 million of the Tranche A Term Loan Facility, $249.5 million of the Tranche B Term Loan Facility, and $249.5 million of the Tranche C Term Loan Facility were outstanding.

     Interest on outstanding borrowings under the Revolving Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio.

     Prior to the effectiveness of the December 22, 1998 amendment to the Senior Credit Facility (the "Amendment"), the Applicable Margins for the Revolving Credit Facility and the Tranche A Term Loan Facility in the pricing matrix ranged from 0% to 1.25% for ABR loans and 0.08% to 1.25% for loans under the Eurodollar rate. The applicable interest rate margin for Tranche B Term Loans was 1.50% for loans under the ABR and 2.50% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans was 1.75% for loans under the ABR and 2.75% for Eurodollar loans. Immediately prior to the Amendment, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.25% and 2.25%, respectively. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) immediately prior to the Amendment, were as follows: for Revolving Loans and Tranche A Term Loans, 9.00% and 7.83%; for Tranche B Term Loans, 9.25% and 8.08%; and for Tranche C Term Loans, 9.5% and 8.33%.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     Following the Amendment, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans range from 0.25% to 1.25% for ABR loans and 1.75% to 2.75% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.25% for loans under the ABR and 3.25% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 2.25% for loans under the ABR and 3.50% for Eurodollar loans.
As of December 31, 1998, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.25% and 2.75%, respectively. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) as of December 31, 1998, were as follows: for Revolving Loans and Tranche A Term Loans, 9.00% and 8.33%; for Tranche B Term Loans, 10.00% and 8.83%; and for Tranche C Term Loans, 10.25% and 9.08%.

     Taking into account the $75.0 million increase in the Tranche A Term Loan Facility implemented as part of the First Amendment to the Senior Credit Facility consummated in connection with the Mariner Merger, aggregate amortization of the Term Loans increased to the following approximate quarterly amounts: $8.4 million (formerly $6.6 million), $15.8 million (formerly $12.3 million), $16.6 million (formerly $12.9 million), $16.6 million (formerly $12.9 million), $18.2 million (formerly $14.1 million), $48.5 million (formerly $46.5 million), $59.8 million (unchanged) and $20.0 million (unchanged) in fiscal years 1999 through 2006, respectively.

Mariner Health Senior Credit Facility

     As of December 31, 1998, approximately $155.5 million of loans and $12.0 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $210.0 million of loans were outstanding under the Mariner Health Term Loan Facility.

     For prime-based borrowings under the $460.0 million Mariner Health Senior Credit Facility that existed prior to December 23, 1998, applicable interest rate margins originally ranged between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar based advances. As of December 22, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans. After giving effect to the Mariner Health Senior Credit Facility Amendment' and the Mariner Health Term Loan Facility, the applicable interest rate margins range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances. The applicable margins were 0.75% for prime-based revolving loans and 2.25% for Eurodollar-based loans under each of the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility as of December 31, 1998. Accordingly, the applicable interest rates on prime-based loans under those credit facilities was 8.50%, and for Eurodollar-based advances, 7.83%, as of December 31, 1998.


Mariner Health Senior Subordinated Notes

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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


Other Significant Indebtedness

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

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

     In addition to the interest on the Omega Note described in the preceding paragraph, and as a condition to obtaining Omega's consent to the February 1997 transaction between Vitalink and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Note for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by
PHCMI: (i) the sum of $1.0 million, plus (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     Also during quarter ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Apollo/LCA/GranCare Mergers.


NOTE 7.  Income Taxes

  The effective income tax rate for the three months ended December 31, 1998 was approximately 1% as compared to 42.0% for the same period in 1997. The difference in the effective income tax rate between periods is attributable to the Company's establishment of a valuation allowance which offsets the deferred tax assets generated from the Company's losses.

NOTE 8.  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):


                                                                           Three Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                           1998          1997
                                                                       ------------  ------------
     Numerator for Basic and Diluted Earnings Per Share:
       Net loss before extraordinary item............................     $(39,023)     $(29,518)
       Extraordinary item............................................           --       (11,275)
                                                                          --------      --------
       Net loss......................................................     $(39,023)     $(40,793)
                                                                          ========      ========
     Denominator:
       Denominator for basic earnings per share-weighted
        average shares...............................................       73,277        47,590
       Effect of dilutive securities--Stock options..................           --            --
                                                                          --------      --------
       Denominator for diluted earnings per share-adjusted
        weighted-average shares and assumed conversions..............       73,277        47,590
                                                                          ========      ========
     Basic and Diluted Loss Per Share:
       Net loss before extraordinary item............................     $  (0.53)     $  (0.62)
       Extraordinary item............................................           --         (0.24)
                                                                          --------      --------
       Net loss per common share.....................................     $  (0.53)     $  (0.86)
                                                                          ========      ========

     The effect of dilutive securities for the three months ended December 31, 1998 and 1997 has been excluded because the effect is antidilutive as a result of the net loss for the periods.



NOTE 9.  Commitments and Contingencies

     In October 1996 the Company entered into a leasing program, initially totaling $70.0 million and subsequently increased to $100.0 million, to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At December 31, 1998 approximately $48.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

     Effective November 1, 1997 for accounting purposes, the Company completed two merger transactions. First, pursuant to an agreement and plan of merger among Apollo Management, L.P. ("Apollo Management," and together with certain of its affiliates, "Apollo"), Apollo LCA Acquisition Corp. (a corporation owned by certain Apollo affiliates and other investors, "Apollo Sub") and Living Centers of America, Inc. ("LCA"), Apollo Sub was capitalized with $240 million in cash and was merged with and into LCA (the "Recapitalization Merger"). In the Recapitalization Merger, LCA was the surviving corporation and was renamed "Paragon Health Network, Inc." Second, pursuant to an agreement and plan of merger among LCA, GranCare, Inc. ("GranCare"), Apollo Management and LCA Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("LCA Sub"), GranCare merged with LCA Sub with GranCare surviving as a wholly-owned subsidiary of the Company (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). The GranCare Merger was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations have been included in the Company's consolidated financial statements since the date of acquisition, which, for accounting purposes, is November 1, 1997.

     Unless otherwise indicated, the information herein does not give pro forma effect to the Apollo/LCA/GranCare Mergers or the Mariner Merger as if they had been completed as of the beginning of the period presented. The Company also completed other acquisitions in fiscal 1998 including Summit Medical Holdings, Ltd. and Professional Rehabilitation, Inc., among others, all of which were accounted for as purchase business combinations and were not material to the Company as a whole.


Results of Operations

     Revenues from nursing home operations accounted for $506.5 million of the Company's $672.7 million total net revenues for the three months ended December 31, 1998. Nursing home revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix in the Company's long-term care facilities. Weighted average occupancy, as identified in the following table, increased by 1.8% over the comparable period from 1997 to 1998.

                                                        Three Months
                                                     Ended December 31,
                                                     -------------------
                                                       1998        1997
                                                     --------     ------

    Weighted average licensed bed count                48,169     32,503

    Weighted average number of residents               41,385     27,347

    Weighted average occupancy                           85.9%      84.1%

     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to health care providers is expected to increase over the next several years. The Company has increased its managed care contracting focus, however, the impact to the Company of this payor source can not be determined at this time.

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the transition to the Prospective Payment System ("PPS"), which began on July 1, 1998, and fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, may adversely affect the Company. See "Liquidity and Capital Resources." Revenues derived from the Company's pharmacy and therapy groups are also influenced by payor mix. The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:


                                                     Three Months
                                                  Ended December 31,
                                                 -------------------

                                                   1998       1997
                                                 --------    -------

      Private and other                            32.2%      27.8%

      Medicare                                     27.3%      32.7%

      Medicaid                                     40.5%      39.5%


     The combined mix of private/other and Medicare revenue was 59.5% for the three months ended December 31, 1998 as compared to 60.5% for the same period in 1997. The net revenues from the non-nursing home operations are primarily reimbursed by facility providers which are considered private pay sources. The impact of increased therapy revenue resulting from the Mariner Merger has increased the percentage of private revenue for the Company. As of December 31, 1998, 137 nursing homes had converted to PPS based Medicare payments. Medicare rates from PPS declined which influenced the comparison of revenue mix between the three month periods ended December 31, 1998 and 1997.

     The administrative procedures associated with the Medicare cost reimbursement program generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. For cost reporting periods beginning on or after July 1, 1998, the Medicare program is in the process of phasing in a new method of payment whereby nursing home providers will be paid a fixed per diem rate under the PPS system. See "Liquidity and Capital Resources". Effective July 1, 1999, all of the Company's skilled nursing facilities will be reimbursed under the PPS system.

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


Seasonality

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.


 First Quarter of Fiscal 1999 Compared to First Quarter of Fiscal 1998

     Net revenues comprising nursing home and non-nursing home operations totaled $672.7 million for the quarter ended December 31, 1998, an increase of $251.1 million or 59.6%, as compared to the same period for fiscal 1998. Nursing home operations contributed $199.2 million of the increase, which included $127.5 million related to the acquisition of Mariner Health effective July 31, 1998 and $69.8 million primarily related to the acquisition of GranCare effective November 1, 1997. Non-nursing home operations contributed $51.8 million of the increase, consisting of an increase of $26.2 million for pharmacy services, an increase of $35.3 million for therapy services, and a decrease of $9.6 million from home health, hospital services and other. The increases in both pharmacy and therapy services net revenues were primarily attributable to the Mariner Health acquisition. The $9.6 million decrease in home health, hospital services, and other revenue was the result of the Company's September 1998 divestiture of the majority of its hospice entities. The Company is evaluating its options with respect to its remaining hospice and home health agencies.

     Pre-tax indirect merger and other expenses totaled $2.0 million for the quarter ended December 31, 1998, all of which related to the Mariner Merger and all of which were paid as of December 31, 1998. The Company anticipates recording additional charges during fiscal year 1999 to close an existing shared service center acquired in the Mariner Merger and continue the implementation of its shared service centers consolidation.

     Insurance expense totaled $19.4 million for the quarter ended December 31, 1998, an increase of $6.7 million or 53.1% as compared to the same period for fiscal 1998. The increase was primarily the result of the acquisitions of Mariner Health and GranCare.

     Costs and expenses excluding indirect merger and other expenses totaled $664.3 million for the quarter ended December 31, 1998, an increase of $269.9 million or 68.4% as compared to the same period for fiscal 1998. The increase was primarily the result of costs for payroll and employee benefits which increased by $134.4 million, while ancillary and general and administrative expenses increased by $33.7 and $29.5 million, respectively. The increase in all three of these cost catagories was primarily attributable to the acquisitions of Mariner Health and GranCare.

     Provision for bad debts increased by $27.8 million or 319.1% for the quarter ended December 31, 1998. The increase was primarily the result of management's review of Mariner Health's allowance for doubtful accounts at December 31, 1998, and subsequent conclusion that an additional charge of approximately $24.3 million was necessary for Mariner Health as of December 31, 1998 to conform to the Company's reserve policy. As such, the allowance for doubtful accounts at December 31, 1998 for Mariner Health reflects the methodology utilized by the Company.

     Interest expense totaled $46.7 million for the quarter ended December 31, 1998, an increase of $25.1 million as compared to the same period for fiscal 1998. The acquisition of Mariner Health contributed to $12.7 million of the increase, while the interest expense on the debt entered into on November 4, 1997 in conjunction with the Apollo/LCA/GranCare Merger primarily contributed to the remaining $12.4 million increase.


The Year 2000 Issue

     In connection with the coming of the Year 2000, the Company is in the process of evaluating and addressing issues that could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Year 2000 Issue presents potential problems not only for computer hardware and software but also for devices that incorporate embedded chips, such as critical medical devices utilized in the Company's facilities. To date, the Company's main focus with respect to the Year 2000 Issue has been to ensure that its company-wide information systems will function properly in the Year 2000 and beyond. In recent months the Company has began to focus its attention on the assessment and remediation of embedded chip issues in its facilities. To address issues inherent in operating disparate information systems utilized by the Company's predecessor corporations, following the Apollo/LCA/GranCare Mergers the Company decided to complete the installation of a new client-server based financial and payroll/human resources software package. The installation of the new system is in progress and the Company anticipates that it will be fully operational on or about October 1, 1999. The Company expects that its corporate systems exposure to the Year 2000 Issue will be substantially eliminated by approximately May 1999, at which time the Company's non-Year 2000 compliant corporate systems will have been replaced. All other systems to be replaced are currently Year 2000 compliant. The Company has received assurances from the manufacturers that the new systems are Year 2000 compliant. The implementation of these systems was not in response to the Year 2000 Issue.

     In addition to its primary information systems, certain of the Company's business lines also use business line specific information systems. In this regard, the Company has formed a committee with members from each of the Company's business lines as well as representatives from the purchasing, legal, accounting, payroll, and risk management areas of the Company (the "Year 2000 Committee"). This committee reports to the Company's senior management and is responsible for identifying those business line specific systems potentially effected by the Year 2000 Issue, as well as identifying and inventorying those medical devices in the Company's facilities that could be effected. The Committee is in the process of evaluating the extent to which these systems or medical devices may be impacted by the Year 2000 Issue. The Year 2000 Committee has substantially completed the compilation of this data and plans to report its initial assessment to the Company's Board of Directors on February 19, 1999.

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

     To date, the Company has expended $4.7 million to remedy problems associated with the Year 2000 Issue and estimates that it will expend an additional approximately $8.6 million in the future. This amount does not include funds necessary to remedy Year 2000 Issues in the Company's facilities.

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

     With respect to the Company's customers, the largest source of the Company's revenues is the state and federal governments through the Medicaid and Medicare programs, respectively. The Company is reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it will be Year 2000 compliant by December 31, 1998 and had required all fiscal intermediaries to be Year 2000 compliant by the same date. HCFA has also stated that it expects state Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether fiscal intermediaries and state Medicaid agencies have met this schedule, recent reports by the General Accounting Office report that the various states may not currently be in compliance. With respect to itself, HCFA recently issued a Provider Correspondence Letter dated January 12, 1999, available at HCFA's website (http://www.hcfa.gov/y2k/p1011299.htm),
                                  --------------------------------------
indicating that they have not yet met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims. The failure by HCFA to issue appropriate standards for submitting claims in a timely fashion could affect the ability of the Company to process claims in a timely fashion which could have a material adverse effect on the Company. In addition, the Company has sent letters to its fiscal intermediaries as to their readiness with respect to the Year 2000 Issue. Because the Company has no control over these entities, in the event the fiscal intermediaries and the state and federal governments are not Year 2000 compliant, the timely receipt of the Company's receivables may be adversely affected. A significant delay in the receipt of its receivables would have a material adverse effect on the Company's financial condition and results of operations.

     The Company believes that the principal risks for the Company from the Year 2000 Issue are from the embedded computer chips found in certain critical medical devices in the Company's facilities and from the potential for delay in the receipt of payment from third-party payors. With respect to identified medical devices, the Company is inventorying and evaluating the devices to determine if they are susceptible to the Year 2000 Issue and, where appropriate, contacting the manufacturers regarding remedying the Year 2000 Issue. In the event the Company is unable to complete any required upgrades prior to December 31, 1999, the Company will remove the effected devices from service.

Liquidity and Capital Resources of the Company

     Cash and cash equivalents were $5.3 million at December 31, 1998. Working capital was $356.7 million, an increase of $6.5 million during the quarter ended December 31, 1998. Cash used in operations during the quarter was $37.8 million, which was net of approximately $2.0 million in payments for indirect merger, and other expenses. Accrued expenses and other current liabilities decreased by $27.8 million during the quarter, related to decreased accruals for payroll expenses and accrued interest expense. Both the decrease in accrued payroll expenses and the decrease in accrued interest were attributable to timing differences in payroll dates and the semi-annual interest payment dates on the Company' Senior Subordinated Notes. Accounts payable decreased by $5.5 million during the quarter, primarily as a result of timing differences on invoice payment terms.

     The Company receives payment for nursing facility services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. The federal Medicare program, currently changing from a cost-based reimbursement program to fixed per diem amount under PPS (See "--Changes in Healthcare Legislation"), with respect to those facilities still reimbursed on a cost basis, pays interim rates based on estimated costs of services on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after each facility's Medicare year end. Additionally, receivables in respect of specialty medical services are generally received on a delayed basis. The Company is also moving to a single operating platform for the inpatient group's accounts receivable. At December 31, 1998, approximately 79% of the former GranCare facilities had been converted to the Company's field-based accounts receivable system. All former Mariner Health facilities are scheduled to be converted to the Company's field-based accounts receivable system during fiscal 2000. The Company reviewed the aging of the Mariner Health accounts receivable and related allowance for doubtful accounts and concluded an additional charge was necessary. As a result, the Company recorded a $24.3 million charge in order to conform the Mariner Health reserve calculation to the calculation utilized by the Company.

     In July 1998 when PPS was initially implemented, the fiscal intermediaries were not prepared to reimburse the Company and other providers under the new system. Accordingly, the fiscal intermediaries continued to reimburse providers based on their interim payment rates. Effective October 1, 1998, the fiscal intermediaries were required to begin reimbursing providers based on the PPS rates, and the Company believes that substantially all of the fiscal intermediaries are in compliance. With respect to the period between the implementation of PPS and October 1, 1998, a settlement process will occur whereby the difference between the PPS rate and the interim rate will be paid to the provider or to the fiscal intermediary. The Company only had 17 facilities that might be affected by this settlement process and the Company does not believe that this process will have a material effect on the Company's results of operations.

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

     In addition, the Company provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related party rule" generally requires that services between subsidiary companies or other entities deemed to be related under the rule be charged at cost. The Company believes that the services that are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will accept the Company's position and the Medicare reimbursement received for such services may be subject to audit and recoupment. In the event HCFA does not agree with the Company's position, this may result in a reduction in reimbursements in the future periods, and may have a material adverse effect on the Company's business and results of operations.

     Cash used in investing activities was $10.7 million in the quarter ended December 31, 1998, as compared to $22.1 million for the quarter ended December 31, 1997. Investing activities for the quarter ended December 31,

1998 included the use of $15.9 million related to capital expenditures. Capital expenditures are expected to be funded by cash from operations or the Revolving Credit Facility (defined below).

     Cash provided by financing activities was $50.6 million in the quarter ended December 31, 1998, as compared to $93.9 million for the quarter ended December 31, 1997. Cash provided by financing activities included $67.0 million in net draws under the Company's credit line, $8.7 million in principle repayments on long-term debt, and $7.3 million in payments for financing fees associated with certain amendments to the Company's long-term debt agreements.

     Senior Credit Facility. In connection with the Recapitalization Merger, the Company entered into the Senior Credit Facility, which originally consisted of a $150.0 million revolving credit facility (the "Revolving Credit Facility"), and three term loan credit facilities: a 6 1/2 year term loan facility in an aggregate principal amount of $240.0 million (the "Tranche A Term Loan Facility"), a 7 1/2 year term loan facility in an aggregate principal amount of $250.0 million (the "Tranche B Term Loan Facility"), and an 8 1/2 year term loan facility in an aggregate principal amount of $250.0 million (the "Tranche C Term Loan Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Notes (defined below) offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

     In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the Mariner Merger. The proceeds of the $75.0 million increase in the Tranche A Credit Facility and of certain Revolving Credit Loans were used to pay various costs and expenses incurred in connection with the Mariner Merger. As of December 31, 1998, there was $78.5 million borrowed under the Revolving Credit Facility and approximately $6.7 million in letters of credit outstanding.

     The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiary.

     Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. The Term Loans are amortized in quarterly installments which increase over the term of those loans (see note 6 to the consolidated financial statements). Interest on outstanding borrowings under the Senior Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve-adjusted Eurodollar Rate (the "Eurodollar Rate"), plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio (see note 6 to the consolidated financial statements).

     The Senior Credit Facility is subject to prepayment, in whole or in part, at the Company's option and in certain minimum increments from time to time, and is also subject to mandatory prepayment from the net cash proceeds received from certain transactions. Those transactions include the sale or issuance of equity by the Company, the incurrence of certain indebtedness by the Company, and the sale of certain assets where the net cash proceeds are not reinvested in the Company's business within 12 months (6 months in certain cases). The Company must also make annual prepayments to the extent of 75% of its excess cash flow for each fiscal year (reduced to 50% of excess cash flow once the Company's leverage ratio as of the last day of any fiscal year is less than or equal to
4.50 to 1.00). Mandatory prepayments will be applied pro rata to the unmatured installments of the Term Loans; provided, however, that holders of Tranche B Term Loans or Tranche C Term Loans may refuse any such mandatory prepayment otherwise allocable to them, in which case the amount so refused will be applied as an additional prepayment of the Tranche A Term Loans. Amounts applied as prepayments of the Revolving Credit Facility may be reborrowed; amounts prepaid under the Term Loans may not be reborrowed.

     The covenants contained in the Senior Credit Facility, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, make investments, and make acquisitions. The Company received the consent of the requisite lenders under the Senior Credit Facility to permit the Mariner Merger and certain covenants in the Senior Credit Facility were modified to accommodate the Mariner Merger. By amendment effective December 22, 1998, certain of the Senior Credit Facility's financial and operating covenants were amended to provide the Company with additional flexibility, in return for which the Applicable Margins were increased (see note 6 to the consolidated financial statements).

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

     Other Significant Indebtedness and Commitments. The Company, through various of its GranCare subsidiaries, is a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT").

     HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare restructured their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT received an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these shares to meet any capital requirements.

     Mariner Health Senior Credit Facility. At the time of the Mariner Merger, Mariner Health was the borrower under a $460.0 million revolving credit facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Lenders"), and PNC Bank, National Association ("PNC Bank"), as agent for the Mariner Lenders (the "Mariner Agent"). The Mariner Health Senior Credit Facility expires on January 3, 2000. The Company plans to refinance the outstanding indebtedness under the Mariner Health Senior Credit Facility prior to December 31, 1999. However, no assurance can be given that financing will be available on terms that are acceptable to the Company.

     Outstanding advances under the Mariner Health Senior Credit Facility bear interest at interest rates based, at the borrower's option, either on PNC Bank's prime rate or on a Eurodollar-based rate, in each case plus an applicable margin which can fluctuate based on a pricing matrix related to Mariner Health's maximum leverage ratio. The Mariner Health Senior Credit Facility contains covenants which, among other things, require Mariner

Health and its subsidiaries to maintain certain financial ratios and impose certain limitations or prohibitions on Mariner Health with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of Mariner Health with any person or entity; and the disposition of any of Mariner Health's properties or assets.

     Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment")
(a) to reduce the amount of the revolving commitment from $460.0 million to $250.0 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to modify certain of the financial and operating covenants referred to in the immediately preceding paragraph, (d) to increase the applicable interest rate margins (see footnote 6 to the financial statements) and (e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility.

     Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors.

     Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of December 23, 1998 (the "Mariner Term Loan Agreement") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210.0 million senior secured term loan to Mariner Health (the "Mariner Term Loan"). Proceeds of the Mariner Term Loan were applied to reduce outstanding amounts under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Term Loan matures on January 3, 2000, is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility. The Company plans to refinance the outstanding indebtedness under the Mariner Health Senior Credit Facility prior to December 31, 1999. However, no assurance can be given that financing will be available on terms that are acceptable to the Company.

     As of December 31, 1998, approximately $155.5 million of loans and $12.0 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and all $210.0 million of the Mariner Health Term Loan was outstanding.

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

     As a consequence of the Mariner Merger and the resulting change of control at Mariner Health, the holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase") at a purchase price equal to 101% of the outstanding principal amount of the Mariner Notes purchased. Effective on September 11, 1998, Mariner and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated a financial institution as a third-party purchaser, and on September 21, 1998 such financial institution acquired all $40,661,000 of the Mariner Notes tendered in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, the financial institution required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty. See "Quantitative and Qualitative Disclosures about Market Risk." The Tendered Mariner Notes remain outstanding and are owned and controlled by such third-party purchaser. The Company's obligations under the Total Return Swap are guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health. During the quarter ended December 31, 1998, an additional $6.0 million of the Mariner Notes were acquired by such financial institution and made a part of the Total Return Swap.

     Healthcare Regulatory Matters. The Balanced Budget Act enacted in August 1997 (the "Balanced Budget Act"), contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, through the year ended 2002. Approximately 50% of the savings will be achieved through a reduction in the growth of payments to providers and physicians.

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

     The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits are effective for services rendered following December 31, 1998. The fee screens have only recently been published and implemented and the Company has not yet determined what effect they will have on the Company's results of operations. In the event that the fee screens are not sufficient to cover the cost of the therapy services provided, they would have a material adverse effect on the Company.

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

     Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The Company's estimated principal payments, cash interest payments, and rent obligations for fiscal year 1999 are approximately $295 million.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. The Company estimates that total capital expenditures for the year ending September 30, 1999 will be approximately $79.3 million of which $38.0 million is estimated to be maintenance capital expenditures.

     In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At December 31, 1998, approximately $48.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility.

     The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers other than the Company in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company. See "Legal Proceedings."

     The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability for periods ended prior to April 1, 1998. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

     The Mariner Health Senior Credit Facility generally prohibits Mariner Health from paying dividends or making distributions to the Company, except as follows: (a) Mariner Health can make a one-time dividend (which has not yet been utilized) to the Company in an amount not to exceed Mariner Health's consolidated net income for the most recent 12 fiscal months subject to the absence of any default under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility, and subject further to demonstrating pro forma compliance with certain financial covenants and; (b) Mariner Health may reimburse the Company for ordinary course of business expenses paid by the Company on behalf of Mariner Health or its subsidiaries. By amendments effective as of January 19, 1999, the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility were each amended to allow Mariner Health also to make a dividend or distribution of up to $25.0 million to the Company to enable the Company to purchase Mariner Notes pursuant to the Total Return Swap or to otherwise satisfy the

Company's obligations under the Total Return Swap, subject to the absence of any default under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility, and subject further to demonstrating pro forma compliance with certain financial covenants thereunder. In the judgment of the Company's senior management, these restrictions have not had, and are not expected to have, a material effect on the ability of the Company to meet its obligations.

     The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, together with amounts available under the Senior Credit Facility and the Mariner Health Senior Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses in the immediate future. However, the Company is not able to predict at this time the effect of certain regulatory initiatives, particularly PPS, on the Company's cash position in the future. The Revolving Credit Facility provides the Company with revolving loans in an aggregate principal amount at any time not to exceed $175 million, of which $89.8 million was available at December 31, 1998 after considering $6.7 million in outstanding letters of credit and the $78.5 million borrowed. Also as of such date, $82.5 million was available under the Mariner Health Senior Credit Facility out of the maximum revolving credit commitment of $250 million, after taking into account $155.5 million in outstanding revolving loans and $12.0 million in outstanding letters of credit made or issued pursuant to the Mariner Health Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes, the Mariner Health Senior Credit Facility, the Mariner Health Term Loan and the Mariner Notes and to extend or refinance the Mariner Health Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In order to improve its cash position and leveraged capital structure, the Company is evaluating alternatives with respect to certain of its facilities and product groups, which may result in the divestiture of certain assets during fiscal 1999. The proceeds from any divestiture generally would be used to pay down the Company's indebtedness.

     The Mariner Indenture contains a restriction which, with the exception of certain indebtedness that is expressly excluded from the incurrence test described in this paragraph ("Permitted Mariner Health Debt"), only permits Mariner Health and its subsidiaries to incur indebtedness if, after giving pro forma effect to such incurrence, Mariner Health's consolidated coverage ratio would equal or exceed 2.25 to 1.00 for the most recently completed four fiscal quarter period. This test is not a financial condition which Mariner Health is required to maintain under the terms of the Mariner Indenture but rather is a condition to incurring additional debt. Mariner Health's consolidated coverage ratio for the four fiscal quarters ended December 31, 1998 was less than 2.25 to
1.00. Accordingly, until its consolidated coverage ratio for the four trailing fiscal quarters once again equals or exceeds 2.25 to 1.00, Mariner Health and its subsidiaries will not be permitted under the Mariner Health Indenture to incur indebtedness other than Permitted Mariner Health Debt. Since indebtedness now or hereafter incurred under the Mariner Health Senior Credit Facility constitutes Mariner Health Permitted Debt, Mariner Health can continue to obtain advances thereunder (subject to the other funding conditions contained therein); consequently, the inability of Mariner Health and its subsidiaries to incur debt other than Mariner Health Permitted Debt is not expected to have a material adverse affect on the liquidity of Mariner Health and its subsidiaries.

     In addition, so long as Mariner Health's consolidated coverage ratio for the trailing four-quarter period is less than 2.25 to 1.00, Mariner Health will not be allowed to make dividends or distributions to the Company, except for certain restricted payments expressly permitted under the Mariner indenture. As a result thereof, all or a portion of the net income (loss) of Mariner Health and its subsidiaries may have to be excluded from the Company's consolidated net income for purposes of determining compliance with the consolidated coverage incurrence test contained in the indenture pursuant to which the Notes were issued (the "Company Indenture"). As of December 31, 1998, the Company's consolidated coverage ratio met the 1.75 to 1.00 incurrence test. However, because the incurrence of certain indebtedness is not subject to such incurrence test, even assuming that the Company were not to meet the incurrence test under the Company Indenture, any resulting restriction against the incurrence of additional debt is not expected to have a material adverse impact on the ability of the Company to conduct its business and to fulfill its projected liquidity needs.

     Impact of Inflation. The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company. In certain of the markets where the Company operates there is a labor shortage that could have an adverse effect upon the Company's ability to attract or retain sufficient numbers of skilled and unskilled personnel at reasonable wages. Accordingly, rising wage rates could have an adverse effect on the Company in certain of its markets.


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

  (iv) There can be no assurance that the Company will be able to continue its growth or be able to fully implement its strategy to develop and its business strategies for its inpatient services, pharmaceutical services, rehabilitation services, or specialty services divisions.

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

 (vii) There can be no assurances that the Company will be able to refinance outstanding indebtedness maturing in January 2000 on terms that are acceptable to the Company.



Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of December 31, 1998, the Company had Swap Agreements in effect totaling $60.0 million notional amount of which $40.0 million will mature in July 2005 and $20.0 million will mature in November 2005. Under the Swap Agreements, the Company pays interest at an average fixed rate of 6.79% and receives interest at a rate of three-month LIBOR. At December 31, 1998, the fair market value of the Swap Agreements would represent a loss of approximately $4.8 million for the Company.

     Additionally, the Company has entered into a total return swap agreement relating to approximately $43.7 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement provides for the Company to receive 9.5% interest on approximately $43.7 million of Mariner Notes and to pay interest at one-month LIBOR plus 2.25%. Upon expiration of the Total Return Swap, if not extended, the Company has the right, but not the obligation, to purchase the Mariner Notes. If the Company chooses not to purchase the Mariner Notes, it is responsible for any decrease in the market value and receives the benefit of any increase in market value realized by the third party purchase. At December 31, 1998, the fair market value of the Total Return Swap Agreement would represent a gain to the Company of approximately $0.4 million. Although the market value of the Mariner Notes has not been directly related to interest rate movements in recent months, to the extent interest rate movements impact the market value of the Mariner Notes, such fluctuations would affect the Company's obligations at expiration of the Total Return Swap Agreement.

     The fair market values expressed in this section are based upon discounted cash flow analysis and negotiations with third parties willing to assume the Swap Agreements and the Total Return Swap. The fair market values of the Swap Agreements and the Total Return Swap vary with the fluctuation of LIBOR. As a result, the principal market risk to the Company arising from the agreements would be a sharp change in LIBOR. A sharp decline in LIBOR would decrease the fair market value of the Swap Agreements. Conversely, a similar decline in LIBOR would increase the fair market value of the Total Return Swap. The Company does not believe that either a significant increase or decrease in LIBOR would have a material adverse effect of the Company with respect to either the Swap Agreements or the Total Return Swap.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers, other than the Company, in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of false claims, as well as an increase in enforcement actions resulting from the investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

     From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and in Note 9 to the Condensed Consolidated Financial Statements appearing elsewhere herein, (from which there were no material developments during the three month period ended December 31, 1998), there are currently no proceedings which, individually or in the aggregate, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

            None

Item 3.  Defaults Upon Certain Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


         10.1 Employment Agreement between the Registrant and George Morgan, dated January 25, 1999.

         10.2 Employment Agreement between the Registrant and C. Christian Winkle, dated January 20, 1999.

         10.3 Amended and Restated $250,000,000 Revolving Credit Facility Credit Agreement (the "Mariner Health Credit Agreement") (through Amendment No. 19) dated, as amended, as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein.

         10.4 Amendment No. 19 to Mariner Health Credit Agreement dated as of January 19, 1999.

         10.5 Amended and Restated $210,000,000 Term Loan Facility Credit Agreement (the "Mariner Health Term Loan Agreement"), dated, as amended, as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein

         10.6 Amendment No. 1 to Mariner Term Loan Agreement dated as of January 19, 1999.

         27    Financial Data Schedule

     (b) Reports on Form 8-K

            None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MARINER POST-ACUTE NETWORK, INC.
                                (Registrant)


                                By:  /s/ George D. Morgan
                                    -----------------------
                                         George D. Morgan
                                         Senior Vice President and Chief
                                         Financial Officer


                                By:  /s/ Ronald W. Fleming
                                    ------------------------
                                         Ronald W. Fleming
                                         Vice President, Controller and Chief
                                         Accounting Officer


Date: February 15, 1999