Form 10-Q
period 1999-03-31
MARINER POST ACUTE NETWORK INC
filed 1999-05-17
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (678) 443-7000
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----      ----

  There were 73,688,331 shares of Common Stock of the registrant issued and outstanding as of May 12, 1999, including approximately 6,702 shares issuable upon the exchange of certificates formerly representing the common stock of predecessor corporations acquired by the registrant.

               Mariner Post-Acute Network, Inc. and Subsidiaries

                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 March 31, 1999

Part I - FINANCIAL INFORMATION

                                                                              PAGE
                                                                              ----

     Item 1.        Condensed Consolidated Financial Statements and Notes     1

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       23

     Item 3.        Quantitative and Qualitative Disclosure About Market
                    Risk                                                      41

Part II - OTHER  INFORMATION

     Item 1.        Legal Proceedings                                         42

     Item 2.        Changes in Securities and Use of Proceeds                 43

     Item 3.        Defaults Upon Certain Securities                          43

     Item 4.        Submission of Matters to a Vote of Security Holders       44

     Item 5.        Other Information                                         44

     Item 6.        Exhibits and Reports on Form 8-K                          45

SIGNATURE PAGE                                                                46

                                      (i)

PART 1  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                                  Three Months               Six Months
                                                                                Ended March 31,            Ended March 31,
                                                                               1999        1998        1999            1998
                                                                            ----------  ----------  -----------  ----------------
Net Revenues
    Nursing home revenue:
     Net patient services..................................................  $474,721    $362,670   $  973,385          $668,379
     Other.................................................................     5,163       3,579       13,023             5,162
    Non-nursing home revenue:
     Pharmacy services.....................................................    70,180      55,263      147,916           106,849
     Therapy services......................................................    53,372      39,371      129,552            80,259
     Home health, hospital services, and other.............................    11,274      26,278       23,514            48,118
                                                                             --------    --------   ----------          --------
                                                                              614,710     487,161    1,287,390           908,767
Costs and Expenses:
    Salaries and wages.....................................................   261,715     178,655      538,387           338,676
    Employee benefits......................................................    62,185      38,327      110,287            68,719
    Nursing, dietary and other supplies....................................    30,528      23,861       63,880            44,039
    Ancillary services.....................................................   103,663     107,867      231,183           201,650
    General and administrative.............................................    68,437      45,993      133,578            81,648
    Insurance expense......................................................    13,482      12,091       32,908            24,777
    Rent...................................................................    26,723      21,483       53,719            39,142
    Depreciation and amortization..........................................    32,525      17,963       63,109            33,326
    Provision for bad debts................................................    42,139       4,694       78,623            13,399
    Recapitalization, indirect merger and other expenses...................     5,099      13,636        7,114            54,621
                                                                             --------    --------   ----------          --------
                                                                              646,496     464,570    1,312,788           899,997
                                                                             --------    --------   ----------          --------
    Income (loss) from operations..........................................   (31,786)     22,591      (25,398)            8,770
Other Income and Expense:
    Interest expense.......................................................    49,343      30,422       96,072            52,034
    Interest and dividend income...........................................    (2,416)     (2,460)      (4,859)           (4,744)
                                                                             --------    --------   ----------          --------
                                                                               46,927      27,962       91,213            47,290
    Loss before income taxes, minority interest, and
     extraordinary loss....................................................   (78,713)     (5,371)    (116,611)          (38,520)
Provision (Benefit) for Income Taxes.......................................       500      (1,025)       1,000            (4,828)
                                                                             --------    --------   ----------          --------
    Loss before minority interest and extraordinary loss...................   (79,213)     (4,346)    (117,611)          (33,692)
Minority Interest..........................................................       460        (127)        (165)             (299)
                                                                             --------    --------   ----------          --------
    Loss before extraordinary loss.........................................   (78,753)     (4,473)    (117,776)          (33,991)
Extraordinary Loss on Early Extinguishment of Debt, net of $6,034
 Income Tax Benefit........................................................       ---         ---          ---           (11,275)
                                                                             --------    --------   ----------          --------
Net Loss...................................................................  $(78,753)   $ (4,473)  $ (117,776)         $(45,266)
                                                                             ========    ========   ==========          ========

Loss Per Share:
    Basic and Diluted......................................................  $  (1.07)   $  (0.11)  $    (1.61)         $  (1.02)
                                                                             ========    ========   ==========          ========
Weighted Average Common Shares Outstanding:
    Basic and Diluted......................................................    73,333      41,208       73,319            44,434
                                                                             ========    ========   ==========          ========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                                                             (unaudited)
                                                                                              March 31,      September 30,
                                                                                                 1999             1998
                                                                                            ------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents...............................................................  $   55,836        $    3,314
    Receivables (less allowances of $105,296 and $68,581)...................................     563,183           617,380
    Supplies................................................................................      38,916            31,516
    Income tax refund receivable............................................................      52,076            57,323
    Deferred income taxes...................................................................      36,296            58,875
    Prepaid expenses and other current assets...............................................      34,355            39,515
                                                                                              ----------        ----------
     Total current assets...................................................................     780,662           807,923
Property and Equipment:
    Land, buildings and improvements........................................................     892,138           863,451
    Furniture, fixtures and equipment.......................................................     259,708           231,682
    Leased property under capital leases....................................................      89,302            89,718
                                                                                              ----------        ----------
                                                                                               1,241,148         1,184,851
    Less accumulated depreciation...........................................................     317,277           257,698
                                                                                              ----------        ----------
                                                                                                 923,871           927,153
Goodwill, net...............................................................................   1,073,039         1,084,473
Restricted Investments......................................................................      72,260            88,467
Notes Receivable, net.......................................................................      21,087            20,861
Other Assets................................................................................     111,892           107,774
                                                                                              ----------        ----------
                                                                                              $2,982,811        $3,036,651
                                                                                              ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current maturities of long-term debt..................................  $1,321,568        $   46,250
    Accounts payable........................................................................     141,933           165,484
    Accrued payroll and related expenses....................................................     129,659           127,774
    Accrued interest........................................................................      42,773            35,057
    Other accrued expenses..................................................................      72,789            83,142
                                                                                              ----------        ----------
     Total current liabilities..............................................................   1,708,722           457,707
Long-Term Debt, net of current maturities...................................................     829,532         1,977,865
Long-Term Insurance Reserves................................................................      46,765            61,310
Deferred Income Taxes and Other Noncurrent Liabilities......................................     121,571           142,755
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock, par value $.01; 5,000,000 shares authorized; none issued...............          --                --
    Common stock, par value $.01; 500,000,000 shares authorized;
     73,316,157 shares issued...............................................................         733               733
    Capital surplus.........................................................................     980,269           980,142
    Accumulated deficit.....................................................................    (700,887)         (583,111)
    Accumulated other comprehensive income..................................................      (3,894)             (750)
                                                                                              ----------        ----------
     Total stockholders' equity.............................................................     276,221           397,014
                                                                                              ----------        ----------
                                                                                              $2,982,811        $3,036,651
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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                        Accumulated
                                                                                           Other
                                               Common Stock    Capital   Accumulated   Comprehensive
                                              Shares  Amount   Surplus     Deficit         Income        Total
                                              ------  ------  ---------  ------------  --------------  ----------
Balance, September 30, 1998.................  73,277    $733   $980,142    $(583,111)        $  (750)  $ 397,014
      Net Loss                                    --      --         --     (117,776)             --    (117,776)
      Issuance of common stock                    39      --        127           --              --         127
      Unrealized losses on                        --      --         --           --          (3,144)     (3,144)
       available-for-sale
           securities
                                              ------    ----   --------    ---------         --------  ---------
Balance, March 31, 1999.....................  73,316    $733   $980,269    $(700,887)        $(3,894)  $ 276,221
                                              ======    ====   ========    =========         =======   =========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                  (unaudited)


                                                                                           Six Months
                                                                                        Ended March 31,
                                                                               -------------------------------
                                                                                      1999            1998
                                                                                 --------------  --------------
Cash Flows From Operating Activities:
    Net loss...................................................................      $(117,776)      $ (45,266)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.............................................         63,109          33,326
     Interest accretion on Senior Notes........................................         10,408           7,640
     Income taxes deferred.....................................................             --           2,137
     Equity earnings/minority interest.........................................            165             299
     Provision for bad debts...................................................         78,623          13,399
    Changes in noncash working capital:
     Receivables...............................................................        (34,893)        (42,201)
     Supplies..................................................................         (7,400)          1,872
     Prepayments and other current assets......................................         25,902          (8,268)
     Accounts payable..........................................................        (23,551)        (28,676)
     Accrued expenses and other current liabilities............................         (2,664)          2,003
    Changes in long-term insurance reserves....................................        (14,693)          4,994
    Other......................................................................        (10,733)          1,898
                                                                                     ---------       ---------
Net Cash Used In Operating Activities..........................................        (33,503)        (56,843)

Cash Flows Used In Investing Activities:
    Acquisitions and investments...............................................             --         (10,831)
    Purchases of property and equipment........................................        (35,135)        (21,934)
    Disposals of property, equipment and other assets..........................            810           2,252
    Restricted investments.....................................................         13,063          (2,175)
    Net collections on notes receivable........................................          4,471           1,529
    Other......................................................................         (7,733)         (9,238)
                                                                                     ---------       ---------
Net Cash Used In Investing Activities..........................................        (24,524)        (40,397)

Cash Flows From Financing Activities:
    Issuance of shares to Apollo Management, L.P...............................             --         232,750
    Proceeds from Senior Credit Facility.......................................             --         740,000
    Proceeds from Senior Notes.................................................             --         448,871
    Net draws under credit line................................................        125,619           5,500
    Repayment of long-term debt................................................         (8,382)       (564,468)
    Repurchase of shares in recapitalization...................................             --        (735,223)
    Deferred financing fees....................................................         (6,688)        (30,178)
    Other......................................................................             --           5,097
                                                                                     ---------       ---------
Net Cash Provided By Financing Activities......................................        110,549         102,349
                                                                                     ---------       ---------
Increase in Cash and Cash Equivalents..........................................         52,522           5,109
Cash and Cash Equivalents, beginning of period.................................          3,314          14,355
                                                                                     ---------       ---------
Cash and Cash Equivalents, end of period.......................................      $  55,836       $  19,464
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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  Organization and Basis of Presentation

 Organization

     Mariner Post-Acute Network, Inc. (the "Company") changed its name effective August 1, 1998 from its former name, Paragon Health Network, Inc. ("Paragon"), following the consummation of the merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner Health") on July 31, 1998 pursuant to an agreement and plan of merger dated as of April 13, 1998 (the "Mariner Merger Agreement"). See Note 4. The Company had previously changed its name from Living Centers of America, Inc. ("LCA") to Paragon on November 4, 1997.
At the time of the Mariner Merger, Mariner Health operated long-term health care facilities that provided skilled nursing and residential care services in 16 states and comprehensive rehabilitation services. The Company was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. (together with its affiliates, "Apollo") and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers") pursuant to an agreement and plan of merger dated as of May 7, 1997, as amended and restated as of September 17, 1997 (the "GranCare Merger Agreement"). See Notes 3 and 4. At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

 Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 2.  Issues Affecting Liquidity

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility (See Note 7) and the Mariner Health Term Loan Facility (See Note 7) as of March 31, 1999.
The Company is engaged in active discussions with the agent and lenders under these credit facilities regarding a waiver of such noncompliance, but the requisite lender consents to such waiver have not yet been received. If and when such waiver is obtained, loan pricing under those credit facilities will likely increase. The maturity date of the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility is January 3, 2000 and therefore such debt is classified as a current obligation of the Company at March 31, 1999. At March 31, 1999, the Company had invested cash of $41.7 million for supporting operations covered by the Mariner Health Senior Credit Facility.

     Subsequent to March 31, 1999, the Medicare fiscal intermediary for the Mariner Health facilities has notified the Company it intends to reopen cost reports for fiscal years 1995 and 1996 which would result in lower reimbursable costs for various matters (See Note 12). If an accommodation is not reached and extended repayment terms are not achieved, Mariner Health would be required to repay a significant amount of cash to the Medicare program in a short period, which would have a material adverse effect on both Mariner Health and the Company.

     The Company has obtained a waiver under the Senior Credit Facility (See
Note 7) with respect to certain financial covenant defaults existing at March 31, 1999. This waiver expires June 28, 1999. Based on the waiver expiration date and based on the fact that the Company's current projected operating results for the next fiscal quarter ended June 30, 1999 indicate continued non-compliance with certain financial covenants, the Senior Credit Facility has been classified as a current liability at March 31, 1999. There can be no assurance that working capital and availability under the Senior Credit Facility will be sufficient to finance the Company's liquidity needs during the waiver period or that an extension of such waiver or other arrangements to permit the Company to continue to borrow will be obtained. The current waiver under the Senior Credit Facility stipulates that the first $10 million of proceeds from any asset sales are available for the Company's liquidity needs along with 25% of any additional asset sales proceeds occurring during the waiver period.

     In addition to amounts owing to its senior lenders, the Total Return Swap Agreement (see Note 7) with respect to the $46.7 million of Mariner Notes purchased by a financial institution expires on August 15, 1999, at which time the Company will be required to purchase such notes, extend the Total Return Swap Agreement, or cause such notes to be sold in the open market. Management is unable to predict whether the Total Return Swap Agreement will be extended. If the Mariner Notes are sold in the open market, the Company will be required to reimburse the financial institution for the difference between the price at which the Mariner Notes are sold and the price at which the Mariner Notes were purchased (101%). At March 31, 1999, there was a $15 million letter of credit on the Mariner Health Senior Credit Facility and $5 million in cash serving as collateral against the $46.7 Total Return Swap Agreement.

     The Company has presented a preliminary plan to its senior lenders for restructuring its operations (See Note 12) to meet its obligations as part of the waiver requests. In addition, the Company has engaged a financial advisor and legal counsel to assist in developing more detailed cash forecasts and reviewing its restructuring plan. There can be no assurance that the invested cash credit facilities and restructuring plan will be sufficient to provide for all the liquidity necessary to sustain operations and to meet all of the Company's interest and principle obligations on the Company's debt as they become due.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     In the event that the Company is unable to obtain the necessary waivers and amendments or comply with or maintain covenant waivers, the lenders under the Senior Credit Facility, Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings. There can be no assurance that these lenders will provide the Company with an amendment or waiver of defaults after June 28, 1999, or will not seek to declare an event of default or credit freeze prior to such date. In addition, other remaining portions of the Company's debt including the Senior Subordinated Notes and the Mariner Notes contain provisions which allow the creditors to accelerate their debt and seek certain other remedies if the Company has a payment default under its senior debt instruments or if the obligations thereunder have been accelerated.

     If the Company's senior lenders, or the holders of the Notes or the Mariner Notes, elect to exercise their right to accelerate the obligations under the Company's senior debt instruments, the Notes or the Mariner Notes, or if the Company's senior lenders do not continue to provide covenant waivers, such events would have a material adverse effect on the Company's liquidity and financial position. Furthermore, if such obligations were to be accelerated, in whole or in part, management does not believe that it would currently be successful in identifying or consummating financing necessary to satisfy such obligations.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 3.  Recapitalization Merger

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

     On November 4, 1997, the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $175 million. See Note 7.

     The Company used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50, (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 4 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 4.  GranCare Merger

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

     Current assets..................................................................             $ 225,617
     Property and equipment..........................................................               215,455
     Goodwill........................................................................               370,120
     Restricted investments..........................................................                40,987
     Other long-term assets..........................................................                40,066
     Current liabilities.............................................................              (117,827)
     Long-term debt..................................................................              (369,871)
     Other non-current liabilities...................................................              (153,948)
                                                                                                  ---------
     Total purchase price............................................................             $ 250,559
                                                                                                  =========

     In the quarter ended June 30, 1998, an adjustment was made to record GranCare's property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment and other unfavorable contract rights, and assign a value to identifiable intangible assets. The unfavorable operating lease obligation in the amount of $36.4 million is amortized over the lives of the respective leases and is reflected in the accompanying consolidated balance sheet as other liabilities. Goodwill resulting from the GranCare Merger is being amortized on a straight-line basis over 30 years. The Omega Note (See Note 7) assumed by the Company in the GranCare Merger has been recorded at its fair value with the excess of fair value over the principle being amortized over the remaining life of the mortgage notes. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $0.9 million and $1.9 million for the three and six month periods ended March 31, 1999, respectively, was recorded as a reduction to interest expense.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 5.  Mariner Merger

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

     Current assets..................................................................    $ 213,862
     Property and equipment..........................................................      420,047
     Goodwill........................................................................      564,566
     Restricted investments..........................................................        3,227
     Other long-term assets..........................................................       36,378
     Current liabilities.............................................................      (55,853)
     Long-term debt..................................................................     (600,202)
     Other non-current liabilities...................................................      (46,344)
                                                                                         ---------
     Total purchase price............................................................    $ 535,681
                                                                                         =========

     During the three months ended December 31, 1998, company management reviewed Mariner Health's allowance for doubtful accounts and concluded that an additional charge was necessary. As a result, included in the provision for bad debts is a charge of approximately $24.3 million.

NOTE 6.  Indirect Merger and Other Related Expenses

     For the three and six month periods ended March 31, 1999, the Company recognized and paid charges for indirect merger and other costs of approximately $5.1 million and $7.1 million, respectively, related to the Mariner Merger and for the three and six month periods ended March 31, 1998, the Company recognized and paid charges for recapitalization, indirect merger and other costs of approximately $13.6 million and $54.6 million, respectively, related to the Apollo/LCA/GranCare Merger. The costs incurred are as follows:

                                                                                                        Six Months
                                                                           Three Months Ended              Ended
                                                                                March 31,                 March 31,
                                                                       ------------------------  ------------------------
                                                                          1999         1998         1999         1998
                                                                       -----------  -----------  -----------  -----------

Change of control, severance and retention                                   2,191        4,095        3,664       18,274
Bridge financing fees                                                           --           --           --        8,139
Investment banking, accounting and legal                                     1,077          312        1,077        4,723
Relocation, recruitment and other                                            1,831        9,229        2,373       23,485
                                                                             -----       ------        -----       ------
                                                                             5,099       13,636        7,114       54,621
                                                                             =====       ======        =====       ======

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 7.    Debt

           Long-term debt at March 31, 1999 is summarized in the following table (in thousands):

Senior Debt:
       Senior Credit Facility:
          Revolving Credit Facility....................................       $    92,800
          Term Loans...................................................           798,235
       Mariner Health Senior Credit Facility...........................           208,000
       Mariner Health Term Loan........................................           210,000
       Mortgage notes..................................................            55,207
       Other notes payable.............................................            94,332

Subordinated Debt:
       Senior Subordinated Notes (due 2007)............................           273,947
       Senior Subordinated Discount Notes (due 2007)...................           194,157
       Mariner Health Senior Subordinated Notes (due 2006).............           149,766
                                                                              -----------
                                                                                  617,870
     Obligations under capital leases..................................            74,656
                                                                              -----------
                                                                                2,151,100
     Less short-term notes payable and current portion.................        (1,321,568)
                                                                              -----------
     Total long-term debt..............................................       $   829,532
                                                                              ===========


Senior Credit Facility

     As of March 31, 1999, outstanding indebtedness under the Revolving Credit Facility was $92.8 million (out of a possible $175.0 million) which excluded $6.1 million of letters of credit. In addition, $300.2 million of the Tranche A Term Loan Facility, $249.0 million of the Tranche B Term Loan Facility, and $249.0 million of the Tranche C Term Loan Facility were outstanding.

     In connection with the July 1998 Amendments, aggregate amortization of the Term Loans increased to the following approximate quarterly amounts: $8.4 million (formerly $6.6 million), $15.8 million (formerly $12.3 million), $16.6 million (formerly $12.9 million), $16.6 million (formerly $12.9 million), $18.2 million (formerly $14.1 million), $48.5 million (formerly $46.5 million), $59.8 million (unchanged) and $20.0 million (unchanged) in fiscal years 1999 through 2006, respectively.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     Prior to the effectiveness of the December 22, 1998 amendment to the Senior Credit Facility (the "December Amendment"), the Applicable Margins for the Revolving Credit Facility and the Tranche A Term Loan Facility in the pricing matrix ranged from 0% to 1.25% for ABR loans and 0.08% to 1.25% for loans under the Eurodollar rate. The applicable interest rate margin for Tranche B Term Loans was 1.50% for loans under the ABR and 2.50% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans was 1.75% for loans under the ABR and 2.75% for Eurodollar loans. Immediately prior to the Amendment, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.25% and 2.25%, respectively. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) immediately prior to the December Amendment, were as follows: for Revolving Loans and Tranche A Term Loans, 9.00% and 7.83%; for Tranche B Term Loans, 9.25% and 8.08%; and for Tranche C Term Loans, 9.5% and 8.33%.

     Following the December Amendment, the Applicable Margins in the pricing matrix pertaining to the Revolving Credit Facility and Tranche A Term Loans range from 0.25% to 1.25% for ABR loans and 1.75% to 2.75% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.25% for loans under the ABR and 3.25% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 2.25% for loans under the ABR and 3.50% for Eurodollar loans. As of December 31, 1998, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.25% and 2.75%, respectively. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) as of December 31, 1998, were as follows: for Revolving Loans and Tranche A Term Loans, 9.00% and 8.33%; for Tranche B Term Loans, 10.00% and 8.83%; and for Tranche C Term Loans, 10.25% and 9.08%.

     As of the effective date of the May 11, 1999 amendment (the "May 1999 Amendment") to the Senior Credit Facility (see discussion in Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources of the Company"), all of the Applicable Margins were increased by 50 basis points. Following the May 1999 Amendment, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans will range from 0.75% to 1.75% for ABR loans and 2.25% to 3.25% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans will be 2.75% for loans under the ABR and 3.75% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans will be 3.00% for loans under the ABR and 4.00% for Eurodollar loans. As of May 12, 1999, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.75% and 3.25%, respectively. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) as of May 12, 1999, were as follows: for Revolving Loans and Tranche A Term Loans, 9.50% and 8.25%; for Tranche B Term Loans, 10.50% and 8.75%; and for Tranche C Term Loans, 10.75% and 9.00%.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     The Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. At March 31, 1999, the Company was in violation of certain of these financial covenants. As discussed in Note 2, the Company has obtained a waiver of these violations of certain of these financial covenants under the Senior Credit Facility which expires June 28, 1999. Based on the waiver expiration date and the Company's current projected operating results for the next fiscal quarter ended June 30, 1999 indicating continued non-compliance with certain financial covenants, the Senior
Credit Facility has been classified as current at March 31, 1999.

Mariner Health Senior Credit Facility

     As of March 31, 1999, approximately $208.0 million of loans and $27.0 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $210.0 million of loans were outstanding under the Mariner Health Term Loan Facility. Both the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility have a maturity date of January 3, 2000 and accordingly are classified as a current liability at March 31, 1999.

     For prime-based borrowings under the $460.0 million Mariner Health Senior Credit Facility that existed prior to December 23, 1998, applicable interest rate margins originally ranged between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar based advances. As of December 22, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans. After giving effect to the Mariner Health Senior Credit Facility Amendment and the Mariner Health Term Loan Facility, the applicable interest rate margins range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances. The applicable margins were 0.75% for prime-based revolving loans and 2.25% for Eurodollar-based loans under each of the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility as of March 31, 1999. Accordingly, the applicable interest rates on prime-based loans under those credit facilities was 8.50%, and for Eurodollar-based advances, 7.83%, as of March 31, 1999.

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility as of March 31, 1999. The Company is engaged in active discussions with the agent and lenders under those credit facilities regarding terms for a waiver of such noncompliance, but the requisite lender consents to such waiver have not yet been received. If and when such waiver is obtained, loan pricing under those credit facilities will likely increase.


     The Mariner Health Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company is currently in default of certain of these financial covenants. As discussed in
Note 2, the Company has requested a waiver under the Mariner Health Senior Credit Facility and is awaiting approval of the waiver request from its lenders. At March 31, 1999, the Company had $41.7 million of invested cash for funding operations and satisfying obligations under the Mariner Health Senior Credit Facility. There can be no assurance that such invested cash will be sufficient to finance the Company's liquidity needs during the requested waiver period or that an extension of such waiver or other arrangements to permit the Company to continue to borrow will be obtained.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Senior Subordinated Notes

     In connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers. Pursuant to the terms of the indenture with respect to the Notes, in March 1998, the Company completed an exchange offer with respect to the Notes whereby Notes registered under the Securities Act of 1933, as amended, were exchanged for unregistered Notes. The terms of the exchange Notes are identical to the original Notes. Mariner Health and its subsidiaries are "restricted subsidiaries" under the indenture pursuant to which the Notes were issued. The Company recently made the scheduled semi-annual interest payment under the Senior Subordinated Notes. The Company does not know if it will be able to, or if its senior lenders will permit it to, make the next scheduled interest payment due in November 1999.

Mariner Health Senior Subordinated Notes.

     Mariner Health is also the issuer of certain 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to that certain Indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee, and are outstanding in the aggregate principal amount of $150.0 million. The Mariner Notes are unsecured senior subordinated obligations of Mariner Health and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner Health, including indebtedness under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility. The Mariner Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on the sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of Mariner Health's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of Mariner Health to another person.

Other Significant Indebtedness.

     In connection with the GranCare Merger, the Company became a party to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega").

     A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of March 31, 1999.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum and totaled $4.4 million at March
31, 1998   Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

     In addition to the interest on the Omega Note described in the preceding paragraph, and as a condition to obtaining Omega's consent to a February 1997 transaction between Vitalink Pharmacy Services, Inc. and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Note for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by PHCMI: (i) the sum of $1.0 million, plus (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

     The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of March 31, 1999, the Company had Swap Agreements in effect totaling $60.0 million notional amount of which $40.0 million will mature in July 2005 and $20.0 million will mature in November 2005. Under the Swap Agreements, the Company pays interest at an average fixed rate of 6.79% and receives interest at a rate of three-month LIBOR. At March 31, 1997, the fair market value of the Swap Agreements would represent a loss of approximately $3.0 million for the Company. Additionally, in September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million par value of Mariner Notes (the "Total Return Swap Agreement") and has since amended the Total Return Swap Agreement to increase such notional amount to $46.7 million. The Total Return Swap Agreement provides for the Company to receive 9.5% interest on approximately $46.7 million of Mariner Notes and to pay interest at one-month LIBOR plus 2.25%. Upon expiration of the Total Return Swap Agreement, if not extended, the Company has the right, but not the obligation, to purchase the Mariner Notes. If the Company chooses not to purchase the Mariner Notes, it is obligated for any decrease in the market value and receives the benefit of any increase in market value realized by the third party purchase. At March 31, 1999, the fair market value of the Total Return Swap Agreement would represent a loss to the Company of approximately $25.0 million. Although the market value of the Mariner Notes has not been directly related to the interest rate movements in recent months, to the extent interest rate movements impact the market value of the Mariner Notes, fluctuations in the market value of the Mariner Notes will affect the Company's obligation at expiration of the Total Return Swap Agreement.

     During the six months ended March 31, 1998, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Apollo/LCA/GranCare Mergers.

NOTE 8.  Other Accounts Receivable Bad Debt Charge

     The Company recorded an additional $29.6 million bad debt charge during the quarter ended March 31, 1999 in response to management's detailed review of the Company's other accounts receivables in non-core businesses, related principally to the Mariner Merger.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 9.  Income Taxes

  The effective income tax rate was insignificant for the three and six months ended March 31, 1999. The effective income tax rate was for the three and six months ended March 31, 1998 was 45.3% and 47.2%, respectively. The difference in the effective income tax rate between periods is attributable to the Company's establishment of a valuation allowance which completely offsets all net deferred tax assets generated from the Company's losses.


NOTE 10.  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):

                                                                             Three Months Ended         Six Months Ended
                                                                                  March 31,                 March 31,
                                                                       --------------------------  --------------------------
                                                                           1999          1998           1999          1998
                                                                       ------------  ------------  ------------  ------------
     Numerator for Basic and Diluted Earnings Per Share:
       Net income (loss) before extraordinary item...................     $(78,753)      $(4,473)    $(117,776)     $(33,991)
       Extraordinary item............................................           --            --            --       (11,275)
                                                                          --------       -------     ---------      --------
       Net income (loss).............................................     $(78,753)      $(4,473)    $(117,776)     $(45,266)
                                                                          ========       =======     =========      ========
     Denominator:
       Denominator for basic earnings per share-weighted
        average shares...............................................       73,333        41,208        73,319        44,434
       Effect of dilutive securities--Stock options..................           --            --            --            --
                                                                          --------       -------     ---------      --------
       Denominator for diluted earnings per share-adjusted
        weighted-average shares and assumed conversions..............       73,733        41,208        73,319        44,434
                                                                          ========       =======     =========      ========
     Basic and Diluted Earnings (Loss) Per Share:
       Net income (loss) before extraordinary item...................     $  (1.07)      $ (0.11)    $   (1.61)     $  (0.77)
       Extraordinary item............................................           --            --            --         (0.25)
                                                                          --------       -------     ---------      --------
       Net income (loss) per common share............................     $  (1.07)      $ (0.11)    $   (1.61)     $  (1.02)
                                                                          ========       =======     =========      ========

     The effect of dilutive securities for the three and six months ended March 31, 1999 and 1998, respectively, has been excluded because the effect is antidilutive as a result of the net loss for the period.


NOTE 11.  Commitments and Contingencies

     The Company has entered into a $100 million leasing program (the "Synthetic Lease") to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The Sythetic Lease is an unconditional "triple net" lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At March 31, 1999 approximately $51.6 million of the Synthetic lease was utilized. The Synthetic Lease is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended in May 1999 to reduce the commitment from $100 million to $80 million, which will allow the Company to complete those facilities currently under construction but will not allow the Company to initiate any new projects.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers, in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of false claims as well as an increase in enforcement actions resulting from the investigation. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

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

     On March 15, 1998, the court entered an order in which it certified a class action in the matter. The court has only certified the class with respect to the issue of liability and the various class rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. On May 7, 1998, plaintiff's counsel orally dismissed her promissory estoppel claims on behalf of the named plaintiffs. In response to the Company's Motion to Dismiss All Claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds, on October 30, 1998, the court partially granted the Company's motions, dismissing the claims of all plaintiffs who

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


were at all times during the class period Medicare/Medicaid patients, for lack of jurisdiction. The court further dismissed all restitution claims for the remaining plaintiffs, except those relating to emotional distress for the period beginning with their stay at defendants' facility and ending at the moment that they first received any Medicare/Medicaid benefits. No restitution claims of any sort were allowed on the claims for tortuous interference, fraud and negligence per se. In its order, the court requested a conference relative to whether the class was large enough to justify continuing the case as a class action. After this order, at the request of plaintiffs' counsel, the court stayed all activity and allowed plaintiffs to file a Motion for Reconsideration. Plaintiffs' Motion for Reconsideration was filed, as ordered, on November 16, 1998, and the court denied plaintiffs' motion on November 19, 1998. On December 10, 1998, the court certified as a final judgment that portion of its order of October 30, 1998 dismissing for lack of jurisdiction all the claims of plaintiffs who were at all relevant times Medicare or Medicaid patients. The court further stayed all remaining proceedings pending resolution of any appeal of the certified final judgment, and vacated the trial which had been scheduled for March 15, 1999. The plaintiffs are currently appealing the court's October 30, 1998 order. The Company continues to vigorously contest the remaining alleged claims, the certification of the various classes and plaintiff's appeal.

     The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office was involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation was the result of a qui tam complaint filed under seal against the Company. The Company has recently been advised that the government has declined to intervene in this matter. The Company will vigorously contest the alleged claims if the complaint is pursued by the private plaintiffs.

     In 1997, the Department of Justice ("DOJ") advised the Company that the United States had declined to intervene in a qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy") in the federal district court for the Western District of North Carolina. This matter has been preliminarily settled, and the parties anticipate executing a settlement agreement in the near future.

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

     The plaintiffs filed a motion to remand on June 22, 1998 and the Company filed a motion to dismiss on June 30, 1998. The Company is currently awaiting the outcome of these motions. The Company continues to vigorously contest the request for class certification as well as all alleged claims made by the plaintiffs.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X-Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are: that the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and that the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 to $7.2 million. The Company is vigorously contesting all claims and filed two motions to dismiss on behalf of its subsidiaries on November 23, 1998. The United States has agreed to the motion to dismiss GranCare as a party. The court recently heard the motion to dismiss the Civil False Claims Act and other claims against International X-Ray. The Company is awaiting the court's decision.

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

     On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no 98-7233. On April 16, 1999, this case was voluntarily dismissed without prejudice. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation.

     In October 1998, the Custodian of Records of Cambridge Bedford, Inc., also known as Bedford Villa Nursing Center ("Bedford"), a wholly-owned subsidiary of the Company, was served an administrative subpoena issued by the OIG. The Company has responded to the OIG's request, and has been informed that it is not a subject or target of the investigation. In November 1998, Bedford also received a subpoena duces tecum from the DOJ, through the U.S. Attorney's Office in Detroit, Michigan, requesting certain patient medical records as the result of a criminal investigation of a named physician. The Company responded to the DOJ's request, and has been informed that it is not a subject or target of the investigation. The Company does not anticipate any further activity with respect to these two matters.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 12.  Subsequent Events

     The Balanced Budget Act enacted in August 1997 (the "Act") revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits are effective for services rendered subsequent to December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the Federal per diem, has had a material adverse effect on the Company's therapy business resulting in the early-April decision by the Company to terminate its contracts to provide therapy services to both unaffiliated third-parties and to the Company's skilled nursing facilities as of May 31, 1999. The termination of the therapy contracts will result in a charge to income for severance and other costs in the third fiscal quarter ending June 30, 1999. The Company also plans to evaluate the impact of closing the therapy business on the Company's recorded goodwill in accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during the third fiscal quarter ending June 30, 1999.

     On April 28, 1999 the Company announced that it had entered into definitive agreements to sell the assets of it's outpatient rehabilitation clinics and hospital rehabilitation management contract business, to HealthSouth Corporation and National Rehab Partners, Inc., respectively.

     Subsequent to March 31, 1999, the Company communicated to its employees the restructuring plan approved by its Board of Directors which focused on reducing the overhead operating costs of the Company's nursing homes through staff reductions and expense management and improving building operations. In conjunction with the implementation of the restructuring plan, the Company expects to record a restructuring charge during the third fiscal quarter ending June 30, 1999.

     Subsequent to March 31, 1999, the Medicare fiscal intermediary for Mariner Health notified Mariner Health that it intends to reopen certain 1995 and 1996 Medicare cost reports to incorporate adjustments that will reduce the allowable cost of rehabilitation therapy services that were provided to the facilities by Mariner Health's rehabilitation subsidiaries. Approximately 15 of the 1995 cost reports are to be reopened to incorporate prudent buyer adjustments for occupational therapy and speech pathology. Approximately 60 of the 1996 cost reports are to be reopened to incorporate related party adjustments for all rehabilitation services. Mariner Health believes that it has a strong position with respect to both issues; however, the intermediary is moving forward with the reopenings.

     Mariner Health has received revised notices of program reimbursement ("NPR's") for certain of the cost reports that will require Mariner Health to repay approximately $1.3 million to the Medicare program. The intermediary has notified Mariner Health that it intends to issue revised NPR's on the remaining 1995 and 1996 cost reports by June 30, 1999. Also at issue are approximately 60 cost reports for the 1997 fiscal year that are scheduled to be settled during the fourth quarter and are expected to include related party adjustments. Given the magnitude of the adjustments that are included in the NPR's that have been received, Mariner Health believes the total amount the intermediary intends to recoup will be significant.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     Mariner Health has initiated discussions to reach an accommodation with the intermediary and HCFA for an extended repayment period for the amounts that are expected to be owing. Mariner Health intends to vigorously contest the intermediary's adjustments through the appeals process; however, the final settlement of the appeals may not be achieved until after the expected recoupments have been fully effected. If an accommodation is not reached and extended repayment terms are not achieved, the Company would be required to repay a significant amount of cash to the Medicare program in a short period, which would have a material adverse effect on Mariner Health and the Company.

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


Results of Operations

     Revenues from nursing home operations accounted for $479.9 million and $986.4 million of the Company's $614.7 million and $1,287.4 million total net revenues for the three and six months ended March 31, 1999, respectively. Nursing home revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix in the Company's long-term care facilities. Weighted average occupancy, as identified in the following table, increased by 1.4% and 1.6% over the comparable three and six month periods from 1998 to 1999.


                                              Three Months Ended          Six Months Ended
                                                  March 31,                   March 31,
                                          --------------------------   -------------------------
                                              1999          1998          1999          1998
                                          ------------  ------------   -----------  ------------

Weighted average licensed bed count            48,206        37,526        48,198        34,987
Weighted average number of residents           40,916        31,343        41,150        29,323
Weighted average occupancy                       84.9%         83.5%         85.4%         83.8%

     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to health care providers is expected to increase over the next several years and the Company is increasing its managed care contracting capabilities. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the Prospective Payment System ("PPS") for the Medicare system and fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower revenues than the Company would have received under the old payment methodology and the decision by the Company to terminate its contracts to provide therapy services to unaffiliated third parties. See "Liquidity and Capital Resources." Revenues derived from the Company's pharmacy and therapy groups are also influenced by payor mix. The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:

                              Three Months Ended         Six Months Ended
                                   March 31,                 March 31,
                        --------------------------  ---------------------------
                            1999          1998          1999          1998
                        ------------  ------------  ------------  ------------

Private and other              32.7%         27.9%         32.5%         28.3%
Medicare                       24.1%         33.9%         25.8%         33.1%
Medicaid                       43.2%         38.2%         41.7%         38.6%

     The combined mix of private/other and Medicare revenue was 56.8% and 58.3%, respectively, for the three and six months ended March 31, 1999 as compared to 61.8% and 61.4%, respectively, for the three and six months ended March 31, 1998. The net revenues from the non-nursing home operations are primarily reimbursed by facility providers which are considered private pay sources. The impact of increased therapy revenue resulting from the Mariner Merger has increased the percentage of private revenue for the Company, which is not expected to continue once the Company exits the business of providing therapy services to unaffiliated third parties. As of March 31, 1999, 293 nursing homes had converted to PPS based Medicare payments. As more of the Company's facilities transitioned to PPS, Medicare rates declined which influenced the comparison of revenue mix between the three and six month periods ended March 31, 1999 and 1998. See "Liquidity and Capital Resources."

     The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. Beginning July 1, 1998, the Company's facilities began to be phased into the PPS System under which nursing home providers are paid a fixed per diem rate for Medicare patients based on their acuity level. Under PPS, the Company is not required to file cost reports and the audit and settlement process is eliminated. See "Liquidity and Capital Resources." Effective July 1, 1999, all of the
Company's skilled nursing facilities will be reimbursed under the PPS system.

     Various federal, state, and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business. Insurance expense includes the costs of the various insurance programs such as automobile, general and professional liability and workers' compensation.


Seasonality

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.


 Second Quarter of Fiscal 1999 Compared to Second Quarter of Fiscal 1998

     Net revenues comprising nursing home and non-nursing home operations totaled $614.7 million for the three months ended March 31, 1999, an increase of $127.5 million or 26.2%, as compared to the same period for fiscal 1998. Nursing home operations contributed $113.6 million of the increase, which included $123.1 million related to the acquisition of Mariner Health effective July 31, 1998. Non-nursing home operations contributed $13.9 million of the increase, consisting of an increase of $14.9 million for pharmacy services, an increase of $14.0 million for therapy services, and a decrease of $15.0 million from home health, hospital services and other. The increases in both pharmacy and therapy services net revenues were primarily attributable to the Mariner Health acquisition. The decrease in home health, hospital services, and other revenue was the result of the Company's September 1998 divestiture of the majority of its hospice entities. The Company is evaluating its options with respect to its remaining hospice and home health agencies before September 30, 1999.

     Pre-tax indirect merger and other expenses totaled $5.1 million for the three months ended March 31, 1999, all of which related to the Mariner Merger and all of which were paid as of March 31, 1999. The Company anticipates recording additional charges during fiscal year 1999 to close an existing shared service center acquired in the Mariner Merger and continue the implementation of its shared service centers and offices consolidation. In addition, the Company expects to record a restructuring charge in its third fiscal quarter in conjunction with a plan to reduce overhead operating costs of the Company's nursing homes. The termination of contracts to provide therapy services to both unaffiliated third parties and to the Company's skilled nursing facilities effective May 31,1999 will also result in a charge to income for severance and other costs in the third fiscal quarter.

     Costs and expenses excluding indirect merger and other expenses totaled $641.4 million for the three months ended March 31, 1999, an increase of $190.5 million or 42.2% as compared to the same period for fiscal 1998. The increase was primarily the result of costs for payroll and employee benefits which increased by $106.9 million, while general and administrative expenses and depreciation/amortization expense increased by $22.4 million and $14.6 million, respectively. The increase in these cost categories was primarily attributable to the acquisitions of Mariner Health and GranCare.

     The provision for bad debts increased by $37.4 million for the three months ended March 31, 1999 as compared to the same period for fiscal 1998. The Company continued to review the collectibility of its accounts receivable and recorded an additional provision for bad debts of $29.6 million during the quarter ended March 31, 1999 as a result of uncollectible accounts receivable in non-core businesses, related principally to the Mariner Merger. The Company will continue to review the collectability of its accounts receivable which may result in increased provision for bad debts in the future.

     Interest expense totaled $49.3 million for the three months ended March 31, 1999, an increase of $18.9 million as compared to the same period for fiscal 1998. The acquisition of Mariner Health contributed $15.1 million of the increase, while the increased borrowings under the Company's revolver and term loans and increased interest rates associated with the December Amendment contributed to the remaining $3.8 million increase.


 Fiscal 1999 Year To Date Compared to Fiscal 1998 Year To Date

     Net revenues comprising nursing home and non-nursing home operations totaled $1,287.4 million for the six months ended March 31, 1999, an increase of $378.6 million or 41.7%, as compared to the same period for fiscal 1998. Nursing home operations contributed $312.8 million of the increase, which included $250.6 million related to the acquisition of Mariner Health effective July 31, 1998. Non-nursing home operations contributed $65.8 million of the increase, consisting of an increase of $41.1 million for pharmacy services, an increase of $49.3 million for therapy services, and a decrease of $24.6 million from home health, hospital services and other. The increases in both pharmacy and therapy services net revenues were primarily attributable to the Mariner Health acquisition. The decrease in home health, hospital services, and other revenue was the result of the Company's September 1998 divestiture of the majority of its hospice entities. The Company is evaluating its options with respect to its remaining hospice and home health agencies before September 30, 1999.

     Pre-tax indirect merger and other expenses totaled $7.1 million for the six months ended March 31, 1999, all of which related to the Mariner Merger and all of which were paid as of March 31, 1999. The Company anticipates recording additional charges during fiscal year 1999 to close an existing shared service center acquired in the Mariner Merger and continue the implementation of its shared service centers and offices consolidation. In addition, the Company expects to record a restructuring charge in its third fiscal quarter in conjunction with a plan to reduce overhead operating costs of the Company's nursing homes. The termination of contracts to provide therapy services to both unaffiliated third parties and to the Company's skilled nursing facilities effective May 31,1999 will also result in a charge to income for severance and other costs in the third fiscal quarter.

     Costs and expenses excluding indirect merger and other expenses totaled $1,305.7 million for the six months ended March 31, 1999, an increase of $460.3 million or 54.4% as compared to the same period for fiscal 1998. The increase was primarily the result of costs for payroll and employee benefits which increased by $241.3 million, while ancillary expenses, general and administrative expenses and depreciation/amortization expenses increased by $29.5 million, $51.9 million and $29.8 million, respectively. The increase in all three of these cost categories was primarily attributable to the acquisitions of Mariner Health and GranCare.

     The provision for bad debts increased by $65.2 million for the six months ended March 31, 1999. The increase was the result of a $24.3 million bad debt charge taken by the Company in the first fiscal quarter ended December 31, 1998 and a $29.6 million bad debt charge taken by the Company in the second fiscal quarter ended March 31, 1999. The $24.3 million bad debt charge was recorded as a result of management's review of Mariner Health's allowance for doubtful accounts at December 31, 1998, and management's conclusion that an additional charge of $24.3 million was necessary for Mariner Health as of December 31, 1998. The additional charge conformed to the Company's reserve policy. The Company continued to review the collectibility of its accounts receivable other than inpatient and recorded an additional provision for bad debts of $29.6 million during the quarter ended March 31, 1999 as a result of uncollectible accounts receivable in non-core business, related principally to the Mariner Merger. The Company will continue to review the collectibility of its accounts receivable which may result in increased provision for bad debts in the future.

     Interest expense totaled $96.1 million for the six months ended March 31, 1999, an increase of $44.0 million as compared to the same period for fiscal 1998. The acquisition of Mariner Health contributed to $27.8 million of the increase, while the interest expense on the debt entered into on November 3, 1997 in conjunction with the Apollo/LCA/GranCare Merger and the increased borrowings under the Company's revolver and term loans and increased interest rates associated with the December Amendment contributed to the remaining $16.2 million increase.


The Year 2000 Issue

     In connection with the coming of the Year 2000, the Company is in the process of evaluating and addressing issues that could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Year 2000 Issue presents potential problems not only for computer hardware and software but also for devices that incorporate embedded chips, such as critical medical devices utilized in the Company's facilities. Focus in early phases of the Company's Year 2000 program was on its company-wide information systems and technology, in recent months added attention has been placed on the inventory, assessment and remediation of embedded chip issues in its facilities.

     To address issues inherent in operating disparate information systems utilized by the Company's predecessor corporations, following the Apollo/LCA/GranCare Mergers the Company decided to complete the installation of a new client-server based financial and payroll/human resources software package. The installation of the new system is in progress and the Company anticipates that it will be fully operational on or about October 1, 1999. The implementation of these systems was not in response to the Year 2000 Issue. The Company expects that its business lines systems exposure to the Year 2000 Issue will be substantially eliminated by approximately June 1999, at which time the Company's non-Year 2000 compliant systems will have been upgraded or replaced. The Company has received assurances from the providers of any new systems that they are Year 2000 compliant. The Company is also in the process of remediating all local area networks ("LANs"), operating software and individual computers and anticipates that the process will be substantially complete by September 1999.

     The Company has formed a committee with members from each of the Company's business lines as well as representatives from the purchasing, legal, accounting, payroll, and risk management areas of the Company (the "Year 2000 Committee"). This committee reports to the Company's senior management and is responsible for identifying those business line specific Year 2000 Issues. The Company has additionally established a corporate Year 2000 Office responsible for project coordination.

     The Company has completed IT and embedded chip equipment inventory processes and is currently completing Year 2000 research on the embedded chip status of facility systems and medical devices. Although the Company is conducting a facility by facility examination to determine which facilities and systems are susceptible to the Year 2000 Issue, the Company does not believe that there is significant risk in this area. Most of the Company's facilities are older and thus do not have systems that are dependent on embedded chips. In the newer facilities and those facilities where Year 2000 Issues are found to exist, the Company plans on remediating any potential problems. Embedded chip research is expected to be completed by June 1999 and facility administrators will be notified by the end of June 1999 of any Year 2000 issues with respect to their facilities and equipment, providing up to six months for the completion of any remediation and replacement.

     The Company has also contacted, and will continue to contact, its key suppliers to gain assurance that they will be year 2000 compliant. This process is ongoing, although most suppliers who have responded have indicated that they expect to be Year 2000 compliant in a timely fashion. In addition, because the Company maintains a broad base of vendors and suppliers, it does not believe that it is at risk with respect to any individual vendor or supplier who may be non-compliant.

     To date, the Company has expended $4.7 million to remedy problems associated with the Year 2000 Issue and estimates that it will expend an additional approximately $8.6 million in the future. This amount does not include funds necessary to remedy Year 2000 Issues in the Company's facilities. The Company believes that the costs associated therewith, together with the costs of remedying issues with respect to embedded chips, will approximate $3.0 million.

     With respect to the Company's customers, the largest source of the Company's revenues is the state and federal governments through the Medicaid and Medicare programs, respectively. The Company is reimbursed under these programs through fiscal intermediaries and state agencies. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it will be Year 2000 compliant by December 31, 1998 and had required all fiscal intermediaries to be Year 2000 compliant by the same date. HCFA has also stated that it expects state Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether fiscal intermediaries and state Medicaid agencies have met this schedule, recent reports by the General Accounting Office report that the various states may currently be in compliance. With respect to itself, HCFA issued a Provider Correspondence Letter dated January 12, 1999, available at HCFA's website (http://www.hcfa.gov/y2k/p1011299.htm). This letter
                             -------------------------------------
states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims but did not indicate what would constitute an "acceptable" claim. The failure by HCFA to issue appropriate standards in a timely fashion could affect the ability of the Company to process claims in a timely fashion which could have a material adverse effect on the Company. Because the Company has no control over these entities, in the event the fiscal intermediaries and the state and federal governments are not Year 2000 compliant, the timely receipt of the Company's receivables may be adversely affected. A significant delay in the receipt of its receivables would have a material adverse effect on the Company's financial condition and results of operations. The Company has sent letters to its fiscal intermediaries and state agencies as to their readiness with respect to the Year 2000 Issue. Responses received to date have indicated that these organizations expect to be compliant by September 1999 and that contingency plans are being developed to minimize any disruption of payments to providers.

     The Company believes that the principal risk for the Company from the Year 2000 Issue is from the potential for delay in the receipt of payment from third-party payors. The Company has minimal access to credit facilities and its operating resources are limited to invested cash, liquidating working capital and proceeds from asset sales not required to be applied to bank debt. With the Company's current liquidity sources, a delay in receipt from third party payors could have a material adverse effect on the Company's operations.

Liquidity and Capital Resources of the Company

     Cash and cash equivalents were $55.8 million at March 31, 1999. Working capital was $(928.1) million, a decrease of $1,278.3 million during the six months ended March 31, 1999, due to the current maturity of the a large portion of the Company's debt (See Notes 2 and 7). Cash used in operations for the six months ended March 31, 1999 was $33.5 million, which was net of approximately $7.1 million in payments for indirect merger and other expenses. Receivables increased by $34.9 million due in part to payment remittance issues of the federal government and its fiscal intermediaries. Other current assets decreased by $25.9 million primarily as a result of income tax refunds the Company received from federal and state taxing authorities. Accounts payable decreased by $23.6 million, primarily as a result of timing differences on invoice payment terms.

     Cash used in investing activities was $24.5 million in the six month period ended March 31, 1999, as compared to $40.4 million for the same period in fiscal 1998. Investing activities included the use of $35.1 million related to capital expenditures. Capital expenditures are expected to be funded in the future by cash from operations and proceeds from asset sales.

     Cash provided by financing activities was $110.5 million in the six month period ended March 31, 1999, as compared to $102.3 million for the same period in fiscal 1998. Cash provided by financing activities included $125.6 million in net draws under the Company's credit line of which approximately $41.7 million is invested cash at March 31, 1999, $8.4 million in principle repayments on long-term debt, and $6.7 million in payments for financing fees associated with certain amendments to the Company's long-term debt agreements.

     The Company receives payment for nursing facility services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. The federal Medicare program, currently changing from a cost-based reimbursement program to fixed per diem amount under PPS (See "Healthcare Regulatory Matters"), with respect to those facilities still reimbursed on a cost basis, pays interim rates based on estimated costs of services on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months or beyond after each facility's Medicare year end. With respect to those facilities currently operating under PPS, the Company submits claims monthly and is reimbursed 14 days following the receipt by the fiscal intermediary of claims for which no dispute is outstanding, and there is no cost report and audit process.

     Receivables in respect of specialty medical services are generally received on a delayed basis. The Company is also moving to a single operating platform for the inpatient group's accounts receivable. At March 31, 1999, approximately 79% of the former GranCare facilities had been converted to the Company's field-based accounts receivable system. All former Mariner Health facilities will remain on a Year 2000 compliant version of their existing accounts receivable system. The Company in reviewing the aging of the Mariner Health accounts receivable and related allowance recorded a $24.3 million charge in the first quarter of fiscal 1999 in order to conform the Mariner Health reserve calculation to the calculation utilized by the Company. The Company continued to review the collectability of its accounts receivable other than inpatient and recorded an additional provision for bad debts of $29.6 million during the quarter ended March 31, 1999, primarily as a result of uncollectable accounts receivable acquired in the Mariner Merger. The Company will continue to review the collectability of its accounts receivable which may result in increased provision for bad debts in the future.

     In addition, the Company provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related party rule" generally requires that services between subsidiary companies or other entities deemed to be related under the rule be charged at cost. The Company believes that the services that are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will accept the Company's position, and the Medicare reimbursement received for such services may be subject to audit and recoupment. Mariner Health recently received certain notices of program reimbursement ("NPR's") with respect to therapy services provided by Mariner Health's rehabilitation subsidiaries to Mariner Health's skilled nursing facilities, and anticipates receiving additional NPR's in the future. (See "-Healthcare Regulatory Matters"). In the event HCFA does not agree with the Company's position, this may result in a reduction in reimbursements in future periods, and may have a material adverse effect on the Company's cash position, business and results of operations.

     In addition to the related party recoupments and cost report settlements discussed above, significant items that will affect the Company's liquidity in the future include the ability of the Company to comply with financial covenants under the Senior Credit Facility, Mariner Health Senior Credit Facility, and Mariner Health Term Loan Facility, to refinance or extend the existing August 16, 1999 termination date of the Total Return Swap, to refinance the Mariner Health Senior Credit Facility on or before January 3, 2000 and make interest payments under the Notes and the Mariner Notes. The failure by the Company to meet these requirements, or refinance the indebtedness when it becomes due, would have a material adverse affect on the Company.

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

     In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the Mariner Merger (of which $300.2 million remained outstanding at March 31, 1999). The proceeds of the $75.0 million increase in the Tranche A Credit Facility and of certain Revolving Credit Loans were used to pay various costs and expenses incurred in connection with the Mariner Merger. As of March 31, 1999, there was $92.8 million borrowed under the Revolving Credit Facility and approximately $6.1 million in letters of credit outstanding.

     The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiary.

     Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. The Term Loans are amortized in quarterly installments which increase over the term of those loans (see note 7 to the consolidated financial statements). Interest on outstanding borrowings under the Senior Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve-adjusted Eurodollar Rate (the "Eurodollar Rate"), plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio (see note 7 to the consolidated financial statements).

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

     In May 1999, the Senior Credit Facility was further amended in order to waive non-compliance by the Company with certain financial covenants as of March 31, 1999 to increase loan pricing (see note 7 to the consolidated financial statements) and, among other things, (i) to prohibit acquisitions,
(ii) to eliminate the Company's ability to defer mandatory prepayments with the proceeds from asset sales and other transactions by reinvesting such proceeds in other capital assets, and (iii) to restrict the Company's right to sell assets without administrative agent or lender approval, incur capital expenditures other than for maintenance and repair purposes, or make investments in Mariner Health and the Mariner Health subsidiaries.

     The Company anticipates the need to seek additional waivers of financial covenants following the quarter ended June 30, 1999, which the Company hopes will be permanent in nature. Until the Company is in compliance with the financial covenants under the Revolving Credit Facility, or the Senior Credit Facility is amended to provide more permanent relief from the existing financial covenants, the Company's ability to borrow funds under the Revolving Credit Facility to finance its operations will be restricted. In addition, if the Company is unable to refinance or obtain an amendment to the Senior Credit Facility to provide more permanent relief from the existing financial covenants, the lenders thereunder may exercise certain remedies including, without limitation, accelerating the indebtedness thereunder and exercising their rights with respect to the pledged collateral.

     Senior Subordinated Notes. In connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers. Pursuant to the terms of the indenture with respect to the Notes, in March 1998, the Company completed an exchange offer with respect to the Notes whereby Notes registered under the Securities Act of 1933, as amended, were exchanged for unregistered Notes. The terms of the exchange Notes are identical to the original Notes. Mariner Health and its subsidiaries are "restricted subsidiaries" under the indenture pursuant to which the Notes were issued. The Company recently made its semi-annual interest payment under the Senior Subordinated Notes. The Company does not know if it will be able to, or if its senior lenders will permit it to, make the next scheduled interest payment due in November 1999.

     Other Significant Indebtedness and Commitments. The Company, through various of its GranCare subsidiaries, is a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT").

     HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare restructured their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare

Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT received an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these shares to meet any capital requirements. An uncured event of default under the Senior Credit Facility could result in HRPT exercising its rights with respect to this collateral. In addition, an uncured default under the Senior Credit Facility could result in the default and acceleration of other obligations to which the Company and its subsidiaries are party.

     In connection with the GranCare Merger, the Company became a party to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega").

     A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of March 31, 1999.

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum and totaled $4.4 million at March
31, 1998   Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

     In addition to the interest on the Omega Note described in the preceding paragraph, and as a condition to obtaining Omega's consent to a February 1997 transaction between Vitalink Pharmacy Services, Inc. and GranCare, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Note for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by PHCMI: (i) the sum of $1.0 million, plus (ii) interest thereon at 11% per annum to the prepayment date; less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

     Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility. At the time of the Mariner Merger, Mariner Health was the borrower under a $460.0 million revolving credit facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Health Lenders"), and PNC Bank, National Association ("PNC Bank"), as agent for the Mariner Health Lenders (the "Mariner Agent"). The Mariner Health Senior Credit Facility expires on January 3, 2000. However, no assurance can be given that financing will be available on terms that are acceptable to the Company.

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

     Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment")
(a) to reduce the amount of the revolving commitment from $460.0 million to $250.0 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to modify certain of the financial and operating covenants referred to in the immediately preceding paragraph, (d) to increase the applicable interest rate margins (see footnote 7 to the financial statements) and (e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility.

     Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors.

     Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of December 23, 1998 (the "Mariner Health Term Loan Facility") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210.0 million senior secured term loan to Mariner Health (the "Mariner Health Term Loan"). Proceeds of the Mariner Term Loan were applied to reduce outstanding amounts under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan matures on January 3, 2000, is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility. The Company plans to refinance the outstanding indebtedness under the Mariner Health Senior Credit Facility prior to December 31, 1999. However, no assurance can be given that financing will be available.

     As of March 31, 1999, approximately $208.0 million of loans and $6.1 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and all $210.0 million of the Mariner Health Term Loan was outstanding.

     Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Senior Credit Facility. Unlike other subsidiaries of the Company (the "Non-Mariner Subsidiaries"), Mariner Health and its subsidiaries neither guarantee the Company's obligations under the Senior Credit Facility nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility. Mariner Health and its subsidiaries are not subject to the covenants contained in the Senior Credit Facility, and the covenants contained in the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility are not binding on the Company and the Non-Mariner Subsidiaries. Mariner Health and the Mariner Health subsidiaries are obligated to continue to comply with the covenants contained in the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility without taking into account the revenues, expenses, net income, assets or liabilities of the Company and the Non-Mariner Subsidiaries. The converse is true with respect to the Company, which (together with its Non-Mariner Subsidiaries) must continue to comply with the covenants contained in its Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of Mariner Health and its subsidiaries.

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999. Although the Company is actively engaged in discussions with the Mariner Agent, the Mariner Health Lenders and the Term Lenders regarding a waiver of such noncompliance and certain amendments to those credit facilities, and terms for a proposed waiver and amendment have been circulated to the Mariner Lenders and the Term Lenders, the requisite lender consents have not yet been received, nor can assurances be given as to whether or when such approval will be received. So long as Mariner Health's noncompliance with the financial covenants remains unwaived, the Mariner Lenders and the Term Lenders have the right to exercise remedies under their loan documents. In addition, the existence and continuation of such non-compliance could afford certain other lenders or lessors of Mariner Health and its subsidiaries the right to exercise remedies under their own loan or lease documents.

     Mariner Health Senior Subordinated Notes. Mariner Health is also the issuer of $150.0 million of 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to an indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the "Mariner Trustee"). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries. Mariner Health does not know if it will be able to, or if its senior lenders will permit it to, make the next scheduled interest payment due in October 1999.

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

     The Total Return Swap Agreement expires on August 15, 1999, at which time the Company will be required to purchase such notes, extend the Total Return Swap Agreement, or cause such notes to be sold in the open market. Management is unable to predict whether the Total Return Swap Agreement will be extended. If the Mariner Notes are sold in the open market, the Company will be required to reimburse the financial institution for the difference between the price at which the Mariner Notes are sold and the price at which the Mariner Notes were purchased (101%). At March 31, 1999, there was a $15 million letter of credit on the Mariner Health Senior Credit Facility and $5 million in cash serving as collateral against the $46.7 Total Return Swap Agreement. An uncured event of default under the Mariner Health Senior Credit Facility could, in certain circumstances, result in the early termination of the Total Return Swap Agreement.

     Healthcare Regulatory Matters. The Balanced Budget Act enacted in August 1997 (the "Balanced Budget Act"), contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, through the year ended 2002. Approximately 50% of the savings were to be achieved through a
reduction in the growth of payments to providers and physicians.   These cuts
have had, and will continue to have, a material adverse effect on the Company.

     The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act required the establishment of a PPS system for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes receive a fixed per diem rate for each of their Medicare Part A patients which, during the first three years, is based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem has resulted in significantly lower margins in the Company's pharmacy and therapy operations as a result of increased pricing competition and a change in buying patterns by customers.

     On May 12, 1998, the Health Care Financing Administration released the nursing home PPS rates for Part A Medicare Patients that are in effect from July 1, 1998 through September 30, 1999. The Company's experience thus far under PPS indicates that PPS has resulted in significantly lower overall reimbursement and margins for the Company's skilled nursing facilities. As of April 1, 1999, substantially all of the Company's facilities transitioned to PPS. This trend is expected to continue as the Company's facilities move from a blended rate to the Federal acuity adjusted rate. The Company is preparing a detailed analysis of the effect of this transition to full federal rates, however it is anticipated that further significant reductions in same store Medicare revenue will occur over the transition period.

     The Balanced Budget Act also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. While the Company is not aware of any states that have adopted changes to their Medicaid programs having an adverse effect on the Company following the repeal of Boren, no assurances can be given that states will not adopt such changes in the future.

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

     The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits are effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the Federal per diem, has had a material adverse effect on the Company's therapy business resulting in the decision by the Company to terminate its contracts to provide therapy services to unaffiliated third-parties as well as its own facilities.

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

     The Medicare fiscal intermediary for the Mariner Health facilities has notified Mariner Health that it intends to reopen certain 1995 and 1996 Medicare cost reports to incorporate adjustments that will reduce the allowable cost of rehabilitation therapy services that were provided to the facilities by Mariner Health's rehabilitation subsidiaries. Approximately 15 of the 1995 cost reports are to be reopened to incorporate prudent buyer adjustments for occupational therapy and speech pathology. Approximately 60 of the 1996 cost reports are to be reopened to incorporate related party adjustments for all rehabilitation services. Mariner Health believes that it has a strong position with respect to both issues; however, the intermediary is moving forward with the reopenings.

     Mariner Health has received revised notices of program reimbursement ("NPR's") for certain of the cost reports that will require Mariner Health to repay approximately $1.3 million to the Medicare program. The intermediary has notified Mariner Health that it intends to issue revised NPR's on the remaining 1995 and 1996 cost reports by June 30, 1999. Also at issue are approximately 60 cost reports for the 1997 fiscal year that are scheduled to be settled during the fourth quarter and are expected to include related party adjustments. Given the magnitude of the adjustments that are included in the NPR's that have been received, Mariner Health believes the total amount the intermediary intends to recoup will be significant.

     Mariner Health has initiated discussions to reach an accommodation with the intermediary and HCFA for an extended repayment period for the amounts that are expected to be owing. Mariner Health intends to vigorously contest the intermediary's adjustments through the appeals process; however, the final settlement of the appeals may not be achieved until after the expected recoupments have been fully affected. If an accommodation is not reached and extended repayment terms are not achieved, Mariner Health would be required to repay a significant amount of cash to the Medicare program in a short period, which would have a material adverse effect on Mariner Health and the Company.

     Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The

Company's estimated principal payments, cash interest payments, and rent obligations for fiscal year 1999 are approximately $299.0 Million.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process as well as supporting non-nursing home operations and Year 2000 compliance. The Company estimates that total capital expenditures for the year ending September 30, 1999 will be approximately $79.3 million, however stricter spending guidelines have been implemented which may reduce this estimate. Through March 31, 1999 approximately $35.1 million has been spent in capital expenditures.


     In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At March 31, 1999, approximately $51.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million, which will allow the Company to complete those facilities currently under construction but will not allow the Company to initiate any new projects.

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Term Loan Agreement as of March 31, 1999. Although the Company is actively engaged in discussions with the Mariner Agent, the Mariner Lenders and the Term Lenders regarding a waiver of such noncompliance and certain amendments to those credit facilities, and a proposed waiver and amendment have been circulated to the Mariner Lenders and the Term Lenders, the requisite lender consents have not yet been received, nor can assurances be given as to whether or when such approval will be received. So long as Mariner Health's noncompliance with the financial covenants remains unwaived, the Mariner Lenders and the Term Lenders have the right to exercise remedies under their loan documents. In addition, the existence and continuation of such non-compliance could afford certain other lenders or lessors of Mariner Health and its subsidiaries the right to exercise remedies under their own loan or lease documents.

     The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company. See "Legal Proceedings."

     The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability for periods ended prior to April 1, 1998. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

     The Mariner Health Senior Credit Facility generally prohibits Mariner Health from paying dividends or making distributions to the Company, except as follows: (a) Mariner Health can make a one-time dividend (which has not yet been utilized) to the Company in an amount not to exceed Mariner Health's consolidated net income for the most recent 12 fiscal months subject to the absence of any default under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility, and subject further to demonstrating pro forma compliance with certain financial covenants; and (b) Mariner Health may reimburse the Company for ordinary course of business expenses paid by the Company on behalf of Mariner Health or its subsidiaries. By amendments effective as of January 19, 1999, the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility were each amended to allow Mariner Health also to make a dividend or distribution of up to $25.0 million to the Company to enable the Company to purchase Mariner Notes pursuant to the Total Return Swap or to otherwise satisfy the Company's obligations under the Total Return Swap, subject to the absence of any default under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility, and subject further to demonstrating pro forma compliance with certain financial covenants thereunder. In the judgment of the Company's senior management, these restrictions have not had a material effect on the ability of the Company to meet its obligations. However, in light of the existing, unwaived noncompliance by Mariner Health with certain financial covenant defaults as of March 31, 1999, and the terms of the proposed waiver and amendment being considered by the Mariner Lenders and the Term Lenders (which would eliminate all of the foregoing dividend capability other than reimbursement for ordinary course of business expenses), the Company cannot give any assurances regarding the possible effect of such restrictions on the ability of the Company to fulfill its obligations under the Total Return Swap, which is currently scheduled to terminate on August 16, 1999.


     The Company believes that the cash flow generated from its operations, the Company's cash and cash equivalents, should be sufficient to fund its working capital needs, anticipated capital expenditures and other operating expenses in the immediate future. The Company is unable to predict at this time if it will have sufficient cash to fund its debt service requirements or its debt, if such amounts are accelerated, in the future. The ability of the Company to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the Company's control, including the ability of the Company to consummate certain planned divestitures and benefit from the resulting reduction in leverage and increase in liquidity. As of May 14, 1999 the Company had $28.0 million in cash and $1.1 million available under the Revolving Credit Facility to fund its working capital needs. Mariner Health had $22.0 million in cash available to fund its working capital needs. Approximately $7.5 million may be available under the Mariner Health Senior Credit Facility in the future if the Company is successful in obtaining a waiver of Mariner Health's covenant violations. In order to improve its cash position and leveraged capital structure, the Company is evaluating alternatives with respect to certain of its facilities and product groups, which the Company believes will result in the divestiture of certain assets during fiscal 1999. The Company recently announced the execution of definitive agreements with respect to the Company's rehabilitation clinics and hospital rehabilitation contract businesses. Management believes that these transactions will close during the quarter ended June 30, 1999. The proceeds from any divestiture generally would be used to pay down the Company's indebtedness and fund working capital requirements.

     The Mariner Indenture contains a restriction which, with the exception of certain indebtedness that is expressly excluded from the incurrence test described in this paragraph ("Permitted Mariner Health Debt"), only permits Mariner Health and its subsidiaries to incur indebtedness if, after giving pro forma effect to such incurrence, Mariner Health's consolidated coverage ratio would equal or exceed 2.25 to 1.00 for the most recently completed four fiscal quarter period. This test is not a financial condition which Mariner Health is required to maintain under the terms of the Mariner Indenture but rather is a condition to incurring additional debt. Mariner Health's consolidated coverage ratio for the four fiscal quarters ended December 31, 1998 was less than 2.25 to
1.00. Accordingly, until its consolidated coverage ratio for the four trailing fiscal quarters once again equals or exceeds 2.25 to 1.00, Mariner Health and its subsidiaries will not be permitted under the Mariner Health Indenture to incur indebtedness other than Permitted Mariner Health Debt. Since indebtedness now or hereafter incurred under the Mariner Health Senior Credit Facility constitutes Mariner Health Permitted Debt, Mariner Health can continue to obtain advances thereunder (subject to the other funding conditions contained therein); consequently, the inability of Mariner Health and its subsidiaries to incur debt other than Mariner Health Permitted Debt is not, in and of itself, expected to have a material adverse affect on the liquidity of Mariner Health and its subsidiaries. However, no assurances can be given in this regard to the extent that Mariner Health's noncompliance with the March 31, 1999 financial covenants continues unwaived, rendering Mariner Health unable, on a continuing basis, to access its remaining availability under the Mariner Health Senior Credit Facility.

     In addition, so long as Mariner Health's consolidated coverage ratio for the trailing four-quarter period is less than 2.25 to 1.00, Mariner Health will not be allowed to make dividends or distributions to the Company, except for certain restricted payments expressly permitted under the Mariner indenture. As a result thereof, all or a portion of the net income (loss) of Mariner Health and its subsidiaries may have to be excluded from the Company's consolidated net income for purposes of determining compliance with the consolidated coverage incurrence test contained in the indenture pursuant to which the Notes were issued (the "Company Indenture"). As of March 31, 1999, the Company's consolidated coverage ratio did not meet the 1.75 to 1.00 incurrence test. Because the incurrence of certain indebtedness is not subject to such incurrence test, any resulting restriction against the incurrence of additional debt is not expected to have a material adverse impact on the abiltiy of the Company to conduct its business and to fulfill its projected liquidity needs.

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

     The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:


   (i) There can be no assurance that the Company's creditors will not accelerate the indebtedness owing by the Company due to the financial covenant defaults by the Company that have occurred and are anticipated to occur in the future.

   (ii) The Company's available cash may not be sufficient to fund the Company's working capital needs for an extended period of time.

   (iii) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the type of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

  (iv) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from nongovernmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both government and non government payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and nongovernmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement, especially with the implementation of PPS and fee screens with respect to therapy services. The Company cannot predict whether or what proposals or cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations of the Company.

  (v) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the failure to comply with applicable regulatory requirements, the delicensing of facilities owned, leased or operated by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs, or the imposition of harsh enforcement sanctions could have a material adverse effect upon the operations of the Company.

  (vi) There can be no assurance that the Company will be able to divest certain of its operations in order to fund working capital requirements and repay its long term debt.

  (vii) With respect to the year 2000 disclosure contained in Management's Discussion and Analysis of Financial Position and Results of Operations-Year 2000, management is unable to predict the extent to which its third-party payors will be affected by the Year 2000 Issue or the extent to which it will be able to remedy issues associated with embedded chips in critical medical devices located in the Company's facilities, which may malfunction as a result of the Year 2000 Issue.

  (viii)There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of March 31, 1999 the Company had Swap Agreements in effect totaling $60.0 million notional amount of which $40.0 million will mature in July 2005 and $20.0 million will mature in November 2005. Under the Swap Agreements, the Company pays interest at an average fixed rate of 6.79% and receives interest at a rate of three-month LIBOR. At March 31, 1999, the fair market value of the Swap Agreements would represent a loss of approximately $3 million for the Company. Additionally, in September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement provides for the Company to receive 9.5% interest on approximately $40.7 million of Mariner Notes and to pay interest at one-month LIBOR plus 2.25%. Upon expiration of the Total Return Swap, if not extended, the Company has the right, but not the obligation, to purchase the Mariner Notes. If the Company chooses not to purchase the Mariner Notes, it is responsible for any decrease in the market value and receives the benefit of any increase in market value realized by the third party purchasee. At March 31, 1999, the fair market value of the Total Return Swap Agreement would represent a loss to the Company of approximately $25 million. Although the market value of the Mariner Notes has not been directly related to interest rate movements in recent months, to the extent interest rate movements impact the market value of the Mariner Notes, fluctuations in the market value of the Mariner Notes affect the Company's obligation at expiration of the Total Return Swap Agreement.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the past year in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of several large judgments against long-term care providers, in the last year resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of false claims, as well as an increase in enforcement actions resulting from the investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

     From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there have been no material developments in the litigation matters set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and, except as described therein and herein, there are currently no proceedings which, individually or in the aggregate, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations.

     The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States Attorney's Office for the Eastern District of Texas (Beaumont) advising that the office was involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation was the result of a qui tam complaint filed under seal against the Company. The Company has recently been advised that the goverment has declined to intervene in this matter. The Company will vigorously contest the alleged claims if the complaint is pursued by the private plaintiffs.

     In 1997, the Department of Justice ("DOJ") advised the Company that the United States had declined to intervene in a qui tam complaint filed against The Brian Center Corporation ("BCC") and one of its subsidiaries, Med-Therapy Rehabilitation Services, Inc. ("Med-Therapy") in the federal district court for the Western District of North Carolina. This matter has been preliminarily settled, and the parties anticipate executing a settlement agreement in the near future.

     On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no 98-7233. On April 16, 1999, this case was voluntarily dismissed without prejudice. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation.

     In October 1998, the Custodian of Records of Cambridge Bedford, Inc., also known as Bedford Villa Nursing Center ("Bedford"), a wholly-owned subsidiary of the Company, was served an administrative subpoena issued by the OIG. The Company has responded to the OIG's request, and has been informed that it is not a subject or target of the investigation. In November 1998, Bedford also received a subpoena duces tecum from the DOJ, through the U.S. Attorney's Office in Detroit, Michigan, requesting certain patient medical records as the result of a criminal investigation of a named physician. The Company responded to the DOJ's request, and has been informed that it is not a subject or target of the investigation. The Company does not anticipate any further activity with respect to these two matters.


Item 2.    Changes in Securities and Use of Proceeds

            As part of their compensation package, the Company's outside directors receive $25,000 in annual compensation, one-half of which is paid in shares of the Company's common stock. In addition, non-employee director committee chairmen receive an additional $5,000 annually in Company common stock. The number of shares of stock granted is determined by dividing the cash amount by the closing price of the Company's common stock on the date of the annual meeting. Accordingly, on February 19, 1998, the Company made the following grants of unregistered common stock to its non-employee directors:

                                                     Shares
                                                     Granted
                                                     -------

            Laurence M. Berg                           3,846
            Gene E. Burleson (committee chairman)      5,385
            Peter P. Copses (committee chairman)       5,385
            Jay M. Gellert                             3,846
            Joel S. Kanter                             3,846
            Samuel B. Kellett                          3,846
            John H. Kissick                            3,846
            William G. Petty, Jr.                      3,846
            Robert L. Rosen (committee chairman)       5,385

Item 3.     Defaults Upon Certain Securities

            None

Item 4.   Submission of Matters to a Vote of Security Holders

            The annual meeting of stockholders of the Company was held on February 18, 1999 in Atlanta, Georgia. At that time the following directors were elected (the votes cast for and withheld for each director are summarized below):

                                   Votes                        Votes
                                    For                        Withheld
                                   -----                       --------

Laurence M. Berg                 66,703,122                       678,371
Gene E. Burleson                 66,702,530                       678,963
Peter P. Copses                  66,703,196                       678,297
Jay M. Gellert                   66,703,108                       678,385
Joel S. Kanter                   66,702,629                       678,864
Samuel B. Kellett                66,550,845                       830,648
John H. Kissick                  66,703,533                       677,960
William G. Petty, Jr.            66,702,702                       678,791
Keith B. Pitts                   66,701,528                       679,965
Robert L. Rosen                  66,703,310                       678,183
Arthur W. Stratton               60,906,510                     6,474,982


Item 5.   Other Information

            On May 3, 1999, the Company received a letter from the New York Stock Exchange, Inc. (the "NYSE") notifying the Company that it was not in compliance with certain of the NYSE's continued listing requirements and alerting the Company that delisting proceedings will be imposed unless the Company submits a plan setting forth how the Company will bring itself into compliance. The Company responded to the NYSE's letter and plans to submit such a plan to the NYSE in the near future. If the NYSE does not approve the Company's plan, then the NYSE may commence delisting proceedings immediately. However, management believes that delisting is unlikely at this time.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Third Amendment to Credit Agreement dated as of May 11, 1999, by and among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto, amending the Senior Credit Facility.

          10.2 Third Amendment to Guarantee dated as of May 11, 1999, by and among the Company, its subsidiaries signatory thereto, and The Chase Manhattan Bank, as Administrative Agent, amending the Amended and Restated Guarantee dated as of November 4, 1997.

          10.3 Third Amendment to Participation Agreement dated as of May 11, 1999, by and among Living Centers Holding Company, FBTC Leasing Corp., The Chase Manhattan Bank, as Agent, and The Fuji Bank, Limited (Houston Agency), amending the Amended and Restated Participation Agreement dated as of November 4, 1997.

          10.4 Amendment No. 19 to Revolving Credit Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as "Banks".

          10.5 Amendment No. 1 to Term Loan Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as "Banks".

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

                             MARINER POST-ACUTE NETWORK, INC.
                             (Registrant)


                            By:  /s/   George D. Morgan
                                 ---------------------------------------------
                                 George D. Morgan
                                 Executive Vice President and Chief Financial
                                 Officer


                            By:  /s/   Ronald W. Fleming
                                 ------------------------
                                 Ronald W. Fleming
                                 Vice President, Controller and Chief
                                 Accounting Officer


Date: May 17, 1999