Form 10-Q
period 1999-06-30
MARINER POST ACUTE NETWORK INC
filed 1999-08-16
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

  There were 73,695,081 shares of Common Stock of the registrant issued and outstanding as of August 11, 1999, including approximately 102,072 shares issuable upon the exchange of certificates formerly representing the common stock of predecessor corporations acquired by the registrant.

               Mariner Post-Acute Network, Inc. and Subsidiaries

                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 June 30, 1999


                                                                                                                     PAGE
                                                                                                                     ----
Part I - FINANCIAL INFORMATION


     Item 1.        Condensed Consolidated Financial Statements and Notes                                              1

     Item 2.        Management's Discussion and Analysis of Financial                                                 18
                    Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosure About Market                                              38
                    Risk

Part II - OTHER  INFORMATION

     Item 1.        Legal Proceedings                                                                                 39

     Item 2.        Changes in Securities and Use of Proceeds                                                         40

     Item 3.        Defaults Upon Certain Securities                                                                  40

     Item 4.        Submission of Matters to a Vote of Security Holders                                               40

     Item 5.        Other Information                                                                                 40

     Item 6.        Exhibits and Reports on Form 8-K                                                                  41

SIGNATURE PAGE                                                                                                        42

PART 1  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                             Three Months                Nine Months
                                                                             Ended June 30,             Ended June 30,
                                                                           1999         1998            1999          1998
                                                                        -----------  ----------      ----------    ----------
Net Revenues
    Nursing home revenue:
     Net patient services, including reduction due to change in estimate of $94,433 for the three and nine months ended
      June 30, 1999 (see Note 6).......................................  $ 365,277    $363,220       $1,338,662    $1,031,599

     Other.............................................................      7,887       4,300           20,910         9,462
    Non-nursing home revenue:
     Pharmacy services.................................................     68,325      56,739          216,241       163,588
     Therapy services..................................................     35,253      45,618          164,805       125,877
     Home health, hospital services, and other.........................     10,393      24,188           33,907        72,306
                                                                         ----------------------------------------------------
                                                                           487,135     494,065        1,774,525     1,402,832
Costs and Expenses:
    Salaries and wages.................................................    264,041     183,898          802,428       522,574
    Employee benefits..................................................     49,055      36,877          159,342       105,596
    Nursing, dietary and other supplies................................     32,229      21,670           96,109        65,709
    Ancillary services.................................................     92,304     111,699          323,487       313,349
    General and administrative.........................................     65,779      45,359          199,357       127,007
    Insurance expense..................................................     19,790       9,156           52,698        33,933
    Rent...............................................................     26,955      21,087           80,674        60,229
    Depreciation and amortization......................................     33,636      17,787           96,745        51,113
    Provision for bad debts............................................     12,816       5,596           91,439        18,995
    Recapitalization, indirect merger, restructuring, and other
      expenses.........................................................     17,622      11,208           24,736        65,829
    Loss on disposal of assets.........................................    231,549         ---          231,549           ---
                                                                         ----------------------------------------------------
                                                                           845,776     464,337        2,158,564     1,364,334
                                                                         ----------------------------------------------------
    Income (loss) from operations......................................   (358,641)     29,728         (384,039)       38,498
Other Income and Expense:
    Interest expense...................................................     51,487      31,564          147,559        83,598
    Interest and dividend income.......................................     (3,524)     (3,437)          (8,383)       (8,181)
                                                                         ----------------------------------------------------
                                                                            47,963      28,127          139,176        75,417
    Income (loss) before income taxes, minority interest, and
     extraordinary loss................................................   (406,604)      1,601         (523,215)      (36,919)
Provision (Benefit) for Income Taxes...................................        ---       1,596            1,000        (3,232)
                                                                         ----------------------------------------------------
    Income (loss) before minority interest and extraordinary loss......   (406,604)          5         (524,215)      (33,687)
Minority Interest......................................................        880        (247)             715          (546)
                                                                         ----------------------------------------------------
    Loss before extraordinary loss.....................................   (405,724)       (242)        (523,500)      (34,233)
Extraordinary Loss on Early Extinguishment of Debt, net of $6,034
 Income Tax Benefit....................................................        ---         ---              ---       (11,275)
                                                                         ----------------------------------------------------
Net Loss...............................................................  $(405,724)   $   (242)      $ (523,500)   $  (45,508)
                                                                         =========    ========       ==========    ==========

Loss Per Share:
    Basic and Diluted..................................................  $   (5.51)   $  (0.01)      $    (7.13)   $    (1.04)
                                                                         =========    ========       ==========    ==========
Weighted Average Common Shares Outstanding:
    Basic and Diluted..................................................     73,581      42,223           73,380        43,698
                                                                         =========    ========       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (thousands, except per share amounts)


                                                                                             (unaudited)
                                                                                               June 30,      September 30,
                                                                                                 1999             1998
                                                                                           -------------------------------
                                           ASSETS
Current Assets:
    Cash and cash equivalents..............................................................  $   103,308        $    3,314
    Receivables (less allowances of $103,723 and $68,581)..................................      415,998           617,380
    Receivable from  asset sale............................................................       54,521                --
    Supplies...............................................................................       30,722            31,516
    Income tax refund receivable...........................................................        2,189            57,323
    Deferred income taxes..................................................................       42,251            58,875
    Prepaid expenses and other current assets..............................................       49,835            39,515
                                                                                             -----------------------------
     Total current assets..................................................................      698,824           807,923
Property and Equipment:
    Land, buildings and improvements.......................................................      881,086           863,451
    Furniture, fixtures and equipment......................................................      242,683           231,682
    Leased property under capital leases...................................................       89,367            89,718
                                                                                             -----------------------------
                                                                                               1,213,136         1,184,851
    Less accumulated depreciation..........................................................      321,435           257,698
                                                                                             -----------------------------
                                                                                                 891,701           927,153
Goodwill, net..............................................................................      807,646         1,084,473
Restricted Investments.....................................................................       74,589            88,467
Notes Receivable, net......................................................................       19,522            20,861
Other Assets...............................................................................      103,379           107,774
                                                                                             -----------------------------
                                                                                             $ 2,595,661        $3,036,651
                                                                                             ===========        ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current maturities of long-term debt.................................  $ 1,384,385        $   46,250
    Accounts payable.......................................................................      129,510           165,484
    Accrued payroll and related expenses...................................................      114,889           127,774
    Accrued interest.......................................................................       30,994            35,057
    Other accrued expenses.................................................................       76,485            83,142
                                                                                             -----------------------------
     Total current liabilities.............................................................    1,736,263           457,707
Long-Term Debt, net of current maturities..................................................      822,250         1,977,865
Long-Term Insurance Reserves...............................................................       42,689            61,310
Deferred Income Taxes and Other Noncurrent Liabilities.....................................      122,680           142,755
Commitments and Contingencies
Stockholders' (Deficit) Equity:
    Preferred stock, par value $.01; 5,000,000 shares authorized; none issued..............           --                --
    Common stock, par value $.01; 500,000,000 shares authorized;
     73,695,081 shares issued..............................................................          737               733
    Capital surplus........................................................................      980,952           980,142
    Accumulated deficit....................................................................   (1,106,611)         (583,111)
    Accumulated other comprehensive loss...................................................       (3,299)             (750)
                                                                                             -----------------------------
     Total stockholders' (deficit)  equity.................................................     (128,221)          397,014
                                                                                             -----------------------------
                                                                                             $ 2,595,661        $3,036,651
                                                                                             ===========        ==========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (in thousands)
                                  (unaudited)



                                                                                         Accumulated
                                               Common Stock                                 Other
                                              --------------   Capital    Accumulated   Comprehensive
                                              Shares  Amount   Surplus      Deficit          Loss          Total
                                              ------  ------  ---------  -------------  --------------  -----------
Balance, September 30, 1998.................  73,277    $733   $980,142   $  (583,111)     $  (750)      $ 397,014
      Net loss..............................      --      --         --      (523,500)          --        (523,500)
      Funding of employee benefit plan......     369       4        683            --           --             687
      Issuance of common stock..............      49      --        127            --           --             127
      Unrealized losses on available-for-
           sale securities..................      --      --         --            --       (2,549)         (2,549)
                                              --------------------------------------------------------------------
Balance, June 30, 1999......................  73,695    $737   $980,952   $(1,106,611)     $(3,299)      $(128,221)
                                              ======    ====   ========   ===========      =======       =========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                  (unaudited)


                                                                                         Nine Months
                                                                                       Ended June 30,
                                                                                ----------------------------
                                                                                     1999           1998
                                                                                 -------------  ------------
Cash Flows From Operating Activities:
    Net loss...................................................................     $(523,500)    $ (45,508)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.............................................        96,745        51,113
     Interest accretion on Senior Notes........................................        15,819        12,318
     Income taxes deferred.....................................................            --         2,038
     Equity earnings/minority interest.........................................          (715)          546
     Provision for bad debts...................................................        91,439        18,995
     Change in estimate related to reduction in revenue........................        94,433            --
     Loss on disposal of assets................................................       231,549            --
    Changes in noncash working capital:
     Receivables...............................................................       (17,805)      (43,564)
     Supplies..................................................................           794          (207)
     Prepayments and other current assets......................................        57,001        (9,502)
     Accounts payable..........................................................       (35,974)      (30,181)
     Accrued expenses and other current liabilities............................       (19,812)       12,290
    Changes in long-term insurance reserves....................................       (18,853)          364
    Other......................................................................        (8,662)        2,246
                                                                                    ------------------------
Net Cash Used In Operating Activities..........................................       (37,541)      (29,052)

Cash Flows Used In Investing Activities:
    Acquisitions and investments...............................................            --       (54,041)
    Purchases of property and equipment........................................       (55,796)      (32,344)
    Disposals of property, equipment and other assets..........................        11,090         2,252
    Restricted investments.....................................................        11,329         1,736
    Net collections on notes receivable........................................         3,390        20,622
    Other......................................................................         9,017       (12,639)
                                                                                    -----------------------
Net Cash Used In Investing Activities..........................................       (20,970)      (74,414)

Cash Flows From Financing Activities:
    Issuance of shares to Apollo Management, L.P...............................            --       232,750
    Proceeds from Senior Credit Facility.......................................            --       740,000
    Proceeds from Senior Notes.................................................            --       448,871
    Net draws under credit line................................................       205,470         5,000
    Repayment of long-term debt................................................       (43,131)     (565,560)
    Repurchase of shares in recapitalization...................................            --      (735,223)
    Deferred financing fees....................................................        (3,838)      (30,178)
    Other......................................................................             4         5,848
                                                                                    -----------------------
Net Cash Provided By Financing Activities......................................       158,505       101,508
                                                                                    -----------------------
Increase (Decrease) in Cash and Cash Equivalents...............................        99,994        (1,958)
Cash and Cash Equivalents, beginning of period.................................         3,314        14,355
                                                                                    -----------------------
Cash and Cash Equivalents, end of period.......................................     $ 103,308     $  12,397
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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.  Organization and Basis of Presentation

 Organization

     Mariner Post-Acute Network, Inc. (the "Company") changed its name effective August 1, 1998 from its former name, Paragon Health Network, Inc. ("Paragon"), following the consummation of the merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner Health") on July 31, 1998 pursuant to an agreement and plan of merger dated as of April 13, 1998 (the "Mariner Merger Agreement"). (See Note 4.) The Company had previously changed its name from Living Centers of America, Inc. ("LCA") to Paragon on November 4, 1997.
At the time of the Mariner Merger, Mariner Health operated long-term health care facilities that provided skilled nursing and residential care services in 16 states and comprehensive rehabilitation services. Paragon was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. (together with its affiliates, "Apollo") and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers") pursuant to an agreement and plan of merger dated as of May 7, 1997, as amended and restated as of September 17, 1997 (the "GranCare Merger Agreement"). (See Notes 3 and 4.)
At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

 Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

     SFAS Nos. 131, and 132 become effective in the Company's fiscal year ending September 30, 1999. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

     In June 1998 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999 the Financial Accounting Standards Board deferred the effective date
of SFAS 133 for one year which is now   effective for all fiscal quarters of
fiscal years beginning after June 15, 2000. SFAS No. 133 will become effective in the Company's fiscal year ending September 30, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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


NOTE 2.  Issues Effecting Liquidity

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility (see Note 9) and the Mariner Health Term Loan Facility (see Note 9) as of March 31, 1999, and June 30, 1999. The Company has been operating without a waiver of noncompliance for these credit facilities and paying a default rate of interest of 200 basis points above the credit facility rates. The maturity date of the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility is January 3, 2000, and therefore such debt is classified as a current obligation of the Company at June 30, 1999. Mariner Health is actively engaged in discussions with the agent and the lenders of these credit facilities to address the maturity date and credit restructuring alternatives. Due to the covenant violations, the Company is not permitted to borrow additional cash under the Mariner Health Senior Credit Facility. At June 30, 1999, Mariner Health had invested cash of $24.3 million for supporting its operations.

     The Company obtained a waiver under the Senior Credit Facility (see Note 9) with respect to certain financial covenant defaults existing at March 31, 1999. However, at June 30, 1999, the Company was not in compliance with certain financial covenants under the Senior Credit Facility, and such default has not been waived. The Company intends to operate without a waiver and is actively engaged in discussions with the Senior Credit Facility agent and lenders to address a permanent amendment for, or restructuring of, the Senior Credit Facility. Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility. At June 30, 1999, the Company had invested cash of $70.2 million for supporting operations covered by the Senior Credit Facility.

     In the event that the Company is unable to obtain permanent amendments, or restructure the credit, the lenders under the Senior Credit Facility, Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings. There can be no assurance that these lenders will provide the Company with permanent amendments or credit restructurings, or will not seek to declare an event of default. In addition, certain other remaining portions of the Company's debt including the Senior Subordinated Notes and the Mariner Notes contain provisions which

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

allow the creditors to accelerate their debt and seek certain other remedies if the Company has a payment default under its senior debt instruments or if the obligations thereunder have been accelerated.

     If the Company's or Mariner Health 's senior lenders, or the holders of the Notes or the Mariner Notes, elect to exercise their right to accelerate the obligations under the Company's or Mariner Health 's senior debt instruments, the Notes or the Mariner Notes, such events would have a material adverse effect on the Company's or Mariner Health 's liquidity and financial position. Furthermore, if such obligations were to be accelerated, in whole or in part, management does not believe that it would currently be successful in identifying or consummating financing necessary to satisfy such obligations.

     The Company has engaged financial advisors and legal counsel to assist in preparing biweekly cash forecasts for its lenders and reviewing its capital restructuring alternatives. There can be no assurance that the invested cash will be sufficient to provide for all the liquidity necessary to sustain operations and to meet all of the Company's interest and principal obligations on the Company's debt as they become due.

     The Company received final notices of program reimbursement ("NPR's") on approximately 50 Mariner Health facilities. The NPR's resulted in an adjustment to the Mariner Health facilities' cost reports receivables to reflect an estimated liability of $15.9 million which must be repaid over 12 months (see Notes 6 and 14).

     The Company's annual premium cost for general and professional liability coverage was increased by approximately $4.4 million effective July 1999, and the actuarial cost of general and professional liability claims is expected to increase by approximately $26 million per year (see Note 14).


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

     On November 4, 1997 the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $175 million. (See Note 9)

     The Company used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50, (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 4 for a description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of GranCare have been recorded at fair market value based on the total purchase price allocation as follows (in thousands):

     Current assets..................................................................  $ 225,617
     Property and equipment..........................................................    215,455
     Goodwill........................................................................    370,120
     Restricted investments..........................................................     40,987
     Other long-term assets..........................................................     40,066
     Current liabilities.............................................................   (117,827)
     Long-term debt..................................................................   (369,871)
     Other non-current liabilities...................................................   (153,988)
                                                                                       ---------
     Total purchase price............................................................  $ 250,559
                                                                                       =========

     In the quarter ended June 30, 1998, an adjustment was made to record GranCare's property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment and other unfavorable contract rights, and assign a value to identifiable intangible assets. The unfavorable operating lease obligation in the amount of $36.4 million is amortized over the lives of the respective leases and is reflected in the accompanying consolidated balance sheet as other liabilities. Goodwill resulting from the GranCare Merger is being amortized on a straight-line basis over 30 years. The Omega Note (see Note 9) assumed by the Company in the GranCare Merger has been recorded at its fair value with the excess of fair value over the principle being amortized over the remaining life of the mortgage notes. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $0.9 million and $2.8 million for the three and nine month periods ended June 30, 1999, respectively, was recorded as a reduction to interest expense.

NOTE 5.  Mariner Merger

     Effective July 31, 1998 the Company completed the acquisition by merger of Mariner Health pursuant to the terms of the Mariner Merger Agreement. In the Mariner Merger approximately 29.6 million shares of the Company's common stock were exchanged for Mariner Health common stock. The Company's total purchase price of the acquisition was approximately $535.7 million including cash payments for options, legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Mariner Health's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of Mariner Health have been recorded at fair market value based on a total purchase price allocation. The total purchase price has been allocated as follows (in thousands):

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
                                                                                       =========

NOTE 6.    Change in Accounting Estimates

     In the three months ended June 30, 1999, the Company recorded $94.4 million of adjustments to reduce the estimated amount due from third-party payors, of which $11.7 million was recorded to reduce the estimated amount receivable from cost reports filed or settled during the period.

     The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

appeal items and primarily pertains to related party adjustments (the potential for which had been previously disclosed) asserted by Medicare intermediaries (and disputed by the Company) through the intermediaries' May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and 1997. These reopenings were to incorporate adjustments that reduced the allowable cost of rehabilitation therapy services that were provided to Mariner Health facilities by Mariner Health's rehabilitation subsidiaries. At June 30, 1999, Mariner Health had received revised notices of program reimbursement ("NPRs") for certain of the cost reports on approximately 50 of its facilities that require Mariner Health to repay approximately $15.9 million to the Medicare program (see
Note 14), net of outstanding cost report receivables. The current intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining facility cost reports through 1998/1999 during fiscal year 2000. The amount of estimated liability remaining, net of outstanding cost report receivables, is not expected to exceed $4.0 million and has been included in this change in estimate. The Company is vigorously disputing the intermediaries' overpayment determinations through the appeal process; however, a favorable outcome can not be assured at this time.

     The loss per share of this $94.4 million change in estimate was approximately ($1.28) and ($1.29) for the three and nine months ended June 30, 1999, respectively.


NOTE 7.  Recapitalization, Indirect Merger, Restructuring and Other Expenses

     For the three and nine month periods ended June 30, 1999, the Company recognized and paid charges for indirect merger, restructuring and other costs of approximately $17.6 million and $24.7 million, respectively, related to the Mariner Merger, the restructuring plan to reduce overhead and other operating costs, and exit activities resulting from the termination of contracts to provide therapy services and the closure of its therapy business. For the three and nine month periods ended June 30, 1998, the Company recognized and paid charges for recapitalization, indirect merger and other costs of approximately $11.2 million and $65.8 million, respectively, related to the Apollo/LCA/GranCare Merger. The costs incurred are as follows (in thousands):



                                                                               Three Months Ended       Nine Months Ended
                                                                                      June 30,              June 30,
                                                                     -------------------------------------------------------
                                                                          1999          1998          1999          1998
                                                                       -----------  ------------  ------------  ------------

Change of control, severance and retention                                 $ 7,441       $ 4,872       $11,105       $23,146
Bridge financing fees                                                           --            --            --         8,139
Investment banking, accounting and legal fees                                1,977           155         3,053         4,878
Closure of therapy business                                                  3,473            --         3,473            --
Other                                                                        4,731         6,181         7,105        29,666
                                                                     -------------------------------------------------------
                                                                           $17,622       $11,208       $24,736       $65,829
                                                                           =======       =======       =======       =======

NOTE 8.    Loss on Disposal of Assets

     On June 30, 1999 the Company completed the previously announced sale of the assets of its outpatient rehabilitation clinics to HealthSouth Corporation which resulted in a loss on sale of $2.5 million. The net proceeds of $54.5 million were recorded as a receivable from asset sale at June 30, 1999 (see Note 14).

     The Company terminated all of its contracts to provide therapy services, other than contracts to provide therapy services to hospitals, to both unaffiliated third-parties and to the Company's skilled nursing facilities effective May 31, 1999. As a result of the contract terminations and the closure of the therapy business, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million. The Company also disposed of a portion of its home health operations in June 1999 and recorded a loss on disposal of $0.5 million.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

NOTE 9.    Debt

     Long-term debt at June 30, 1999 is summarized in the following table (in thousands):

     Senior Debt:
     Senior Credit Facility:
          Revolving Credit Facility................................... $   166,350
          Term Loans..................................................     789,852
       Mariner Health Senior Credit Facility..........................     208,000
       Mariner Health Term Loan.......................................     207,419
       Mortgage notes.................................................      53,767
       Other notes payable............................................      83,814

     Subordinated Debt:
       Senior Subordinated Notes (due 2007)...........................     273,978
       Senior Subordinated Discount Notes (due 2007)..................     204,433
       Mariner Health Senior Subordinated Notes (due 2006)............     149,774
                                                                       -----------
                                                                         2,137,387
     Obligations under capital leases.................................      69,248
                                                                       -----------
                                                                         2,206,635
     Less short-term notes payable and current portion................  (1,384,385)
                                                                       -----------
     Total long-term debt............................................. $   822,250
                                                                       ===========

Senior Credit Facility

     As of June 30, 1999, outstanding indebtedness under the Revolving Credit Facility was $166.4 million (out of a possible $175.0 million) which excluded $8.6 million of letters of credit. In addition, $292.9 million of the Tranche A Term Loan Facility, $248.5 million of the Tranche B Term Loan Facility, and $248.5 million of the Tranche C Term Loan Facility were outstanding.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

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

     In connection with the May 11, 1999 amendment (the "May 1999 Amendment") to the Senior Credit Facility (see discussion in Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Liquidity and Capital Resources of the Company"), all of the Applicable Margins were increased by 50 basis points. Following the May 1999 Amendment, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans range from 0.75% to 1.75% for ABR loans and 2.25% to 3.25% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.75% for loans under the ABR and 3.75% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 3.00% for loans under the ABR and 4.00% for Eurodollar loans. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) as of June 30, 1999 were as follows: for Revolving Loans and Tranche A Term Loans, 9.50% and 8.49%; for Tranche B Term Loans, 10.50% and 8.99%; and for Tranche C Term Loans, 10.75% and 9.24%.

     The Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company obtained a waiver under the Senior Credit Facility with respect to certain financial covenant defaults existing at March 31, 1999. At June 30, 1999, the Company was in violation of certain of these financial covenants. Based on the financial covenant default and the Company's current projected operating results for the next fiscal quarter ended September 30, 1999 indicating continued non-compliance with certain financial covenants, the Senior Credit Facility continues to be classified as current at June 30, 1999. The Company is in active discussions with the Administrative Agent under the Senior Credit Facility regarding either an amendment that would provide more permanent relief from such financial covenants, or possibly a restructuring of the indebtedness under the Senior Credit Facility.

     Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility. At June 30, 1999, the Company had $70.2 million of invested cash for funding operations and satisfying obligations under the Senior Credit Facility. There can be no assurance that such invested cash will be sufficient to finance the Company's liquidity needs during the requested waiver period or that an extension of such waiver or other arrangements to permit the Company to continue to borrow will be obtained.


Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility

     As of June 30, 1999, approximately $208.0 million of loans and $27.0 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $207.4 million of loans were outstanding under the Mariner Health Term Loan Facility. Both the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility have a maturity date of January 3, 2000 and accordingly are classified as a current liability at June 30, 1999.

     For prime-based borrowings under the $460.0 million Mariner Health Senior Credit Facility that existed prior to December 23, 1998, applicable interest rate margins originally ranged between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar based advances. As of December 22, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans. After giving effect to the Mariner Health Senior Credit Facility Amendment and the Mariner Health Term Loan Facility, the applicable interest rate margins range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances. The applicable margins were 0.75% for prime-based revolving loans and 2.25% for Eurodollar-based loans under each of the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility as of June 30, 1999. As of June 30, 1999, an additional applicable margin of 2.0% is applied to both prime-based and Eurodollar-based loans as a result of being in default of certain financial covenants within the Mariner

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

Health Senior Credit Facility and Mariner Health Term Loan Facility. As a result, the applicable interest rates on prime-based loans under those credit facilities was 11.0%, and for Eurodollar-based advances, 9.99%, as of June 30, 1999.

     The Mariner Health Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Mariner Health was not in compliance with certain of these financial covenants as of March 31, 1999 and June 30, 1999. Mariner Health has thus far been unsuccessful in obtaining a waiver of such financial covenant defaults from the Mariner Agent, the Mariner Health Lenders and the Term Lenders on terms acceptable to Mariner Health. See Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources. However, Mariner Health continues to engage in active discussions with such creditors regarding more permanent relief from such financial covenants or a possible restructuring of the indebtedness outstanding under those credit facilities.

     Due to the covenant violations, the Company is not permitted to borrow additional cash under the Mariner Health Senior Credit Facility. At June 30, 1999, Mariner Health had $24.3 million of invested cash for funding operations and satisfying obligations under the Mariner Health Senior Credit Facility. There can be no assurance that such invested cash will be sufficient to finance Mariner Health's liquidity needs during the requested waiver period or that an extension of such waiver or other arrangements to permit Mariner Health to continue to borrow will be obtained.

Senior Subordinated Notes

     In connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from this offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers. Pursuant to the terms of the indenture with respect to the Notes, in March 1998, the Company completed an exchange offer with respect to the Notes whereby Notes registered under the Securities Act of 1933, as amended, were exchanged for unregistered Notes. The terms of the exchange Notes are identical to the original Notes. Mariner Health and its subsidiaries are "restricted subsidiaries" under the indenture pursuant to which the Notes were issued. The Company does not know if it will be able to, or if its senior lenders will permit it to, make the next scheduled interest payment of approximately $13.1 million due in November 1999.

Mariner Health Senior Subordinated Notes.

     Mariner Health is also the issuer of certain 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to that certain Indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee, and are outstanding in the aggregate principal amount of $150.0 million. The Mariner Notes are unsecured senior subordinated obligations of Mariner Health and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner Health, including indebtedness under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility. The Company does not know if Mariner Health will be able to, or if its senior lenders will permit it to, make the next scheduled interest payment of approximately $7.1 million due in October 1999.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

Other Significant Indebtedness.

     A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and (the "Omega Loan Agreement"). All $58.8 million was outstanding as of June 30, 1999.

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum and totaled $4.2 million at June
30, 1999.   Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

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

     The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of June 30, 1999, the Company had Swap Agreements in effect totaling $60.0 million notional amount of which $40.0 million will mature in July 2005 and $20.0 million will mature in November 2005. Under the Swap Agreements, the Company pays interest at an average fixed rate of 6.79% and receives interest at a rate of three-month LIBOR. At June 30, 1999, the fair market value of the Swap Agreements would represent a loss of approximately $3.0 million for the Company. Additionally, in September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million par value of Mariner Notes (the "Total Return Swap Agreement") and has since amended the Total Return Swap Agreement to increase such notional amount to $46.7 million. The Total Return Swap Agreement provides for the Company to receive 9.5% interest on approximately $46.7 million of Mariner Notes and to pay interest at one-month LIBOR plus 2.25%. See Note 14, Management's Discussion and Analysis of Financial Condition and Results Of Operations--Liquidity and Capital Resources and Item 3. Quantitative and Qualitiative Disclosure About Market Risks.


NOTE 10.  Provision for Bad Debts

     During the three months ended December 31, 1998, management reviewed Mariner Health's allowance for doubtful accounts and concluded that an additional charge was necessary. As a result, included in the provision for bad debts is a charge of approximately $24.3 million.

     The Company recorded an additional $29.6 million provision for bad debts during the three months ended March 31, 1999 in response to management's detailed review of the Company's other accounts receivable in non-core businesses, related principally to the Mariner Merger.

NOTE 11.  Income Taxes

  The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's losses.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

NOTE 12.  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):


                                                                                                          Nine Months
                                                                                  Three Months Ended         Ended
                                                                                       June 30,             June 30,
                                                                     -------------------------------------------------------
                                                                           1999          1998          1999          1998
                                                                       ------------  ------------  ------------  ------------
     Numerator for Basic and Diluted Earnings Per Share:
       Net income (loss) before extraordinary item...................    $(405,724)      $  (242)    $(523,500)     $(34,233)
       Extraordinary item............................................           --            --            --       (11,275)
                                                                         ---------       -------     ---------      --------
       Net income (loss).............................................    $(405,724)      $  (242)    $(523,500)     $(45,508)
                                                                         =========       =======     =========      ========
     Denominator:
       Denominator for basic earnings per share-weighted
        average shares...............................................       73,581        42,223        73,380        43,698
       Effect of dilutive securities--Stock options..................           --            --            --            --
                                                                         ---------       -------     ---------      --------
       Denominator for diluted earnings per share-adjusted
        weighted-average shares and assumed conversions..............       73,581        42,223        73,380        43,698
                                                                         =========       =======     =========      ========
     Basic and Diluted Earnings (Loss) Per Share:
       Net income (loss) before extraordinary item...................    $   (5.51)      $ (0.01)    $   (7.13)     $  (0.78)
       Extraordinary item............................................           --            --            --         (0.26)
                                                                         ---------       -------     ---------      --------
       Net income (loss) per common share............................    $   (5.51)      $ (0.01)    $   (7.13)     $  (1.04)
                                                                         =========       =======     =========      ========

     The effect of dilutive securities for the three and nine months ended June 30, 1999 and 1998, respectively, has been excluded because the effect is antidilutive as a result of the net loss for the period.

NOTE 13.  Commitments and Contingencies

     The Company has entered into a $100 million leasing program (the "Synthetic Lease") to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The Sythetic Lease is an unconditional "triple net" lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At June 30, 1999 approximately $63.6 million of the Synthetic lease was utilized. The Synthetic Lease is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended in May 1999 to reduce the commitment from $100 million to $80 million. The Synthetic Lease Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. At June 30, 1999, the Company was in violation of certain of these financial covenants and as a result cannot currently make additional borrowings under the Synthetic Lease Facility. The ability to borrow under the Synthetic Lease Facility in the future is subject to the outcome of the Company's efforts to amend the Senior Credit Facility.

     As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

California and Florida, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from the investigation. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

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

     On March 15, 1998, the court entered an order in which it certified a class action in the matter. The court has only certified the class with respect to the issue of liability and the various class rights to restitution. The court determined that emotional distress damages are of such an individualized and personal nature that the class-wide request for emotional distress damages was not appropriate for class treatment. On May 7, 1998, plaintiff's counsel orally dismissed promissory estoppel claims on behalf of the named plaintiffs. In response to the Company's Motion to Dismiss All Claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds, on October 30, 1998, the court partially granted the Company's motions, dismissing the claims of all plaintiffs who were at all times during the class period Medicare/Medicaid patients, for lack of jurisdiction. The court further dismissed all restitution claims for the remaining plaintiffs, except those relating to emotional distress for the period beginning with their stay at defendants' facility and ending at the moment that they first received any Medicare/Medicaid benefits. No restitution claims of any sort were allowed on the claims for tortuous interference, fraud and negligence per se. In its order, the court requested a conference relative to whether the class was large enough to justify continuing the case as a class action. After this order, at the request of plaintiffs' counsel, the court stayed all activity and allowed plaintiffs to file a Motion for Reconsideration. Plaintiffs' Motion for Reconsideration was filed, as ordered, on November 16, 1998, and the court denied plaintiffs' motion on November 19, 1998. On December 10, 1998, the court certified as a final judgment that portion of its order of October 30, 1998 dismissing for lack of jurisdiction all the claims of plaintiffs who were at all relevant times Medicare or Medicaid patients. The court further stayed all remaining proceedings pending resolution of any appeal of the certified final judgment, and vacated the trial which had been scheduled for March 15, 1999. The plaintiffs are currently appealing the court's October 30, 1998 order. The Company continues to vigorously contest the remaining alleged claims, the certification of the various classes and plaintiff's appeal.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

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

     On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. A motion to dismiss was filed on November 30, 1998 and is scheduled for hearing on September 15, 1999.

NOTE 14.  Subsequent Events

     On July 27, 1999, Mariner Health reached agreement with the Health Care Financing Administration to extend the repayment of the $15.9 million net liabilities resulting from the issuance of the revised NPR's with respect to the Mariner Health facilities (see Note 6). The extended repayment plan requires a payment of $1.8 million per month from July through December 1999, and $1.5 million per month from January through May 2000,

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (unaudited)

including principal and interest at the statutory rate of approximately 13.5%. Any amounts remaining, including the net estimated additional liabilities of up to $4.0 million will be due in a lump sum in June 2000, or will require a request for additional extension.

     In June 1999, the Company received a 90-day cancellation notice from its general and professional liability ("GL/PL") carrier, Royal Surplus Lines ("Royal"). In July 1999 the Company binded a replacement GL/PL policy with AIG, which resulted in a $4.4 million increase in annual premium and elimination of the Royal policy's aggregate retention limit. The elimination of the aggregate retention limit is expected to increase the actuarial cost of general and GL/PL claims by approximately $26.0 million per year. This increased exposure will have a delayed effect on operating cash flow as claims develop over the next several years.

     In August 1999, the Company reached agreement with the counterparty to the $46.7 million Total Return Swap Agreement (see Notes 2 and 9). In the agreement, the counterparty will draw the $15.0 million letter of credit on the Mariner Health Senior Credit Facility and the $5.0 million of cash collateral. The counterparty sold the $46.7 million of Mariner Notes in the open market for approximately $0.7 million. The deficiency balance of approximately $26.5 million will become a Deficiency Note under the Paragon capital structure and will be pari passu to the Senior Credit Facility. The agreement, once approved by the lenders under the Senior Credit Facility, will effectively restructure the deficiency liability pursuant to the Total Return Swap Agreement. See Management's Discussion and Analysis of Financial Condition and Results Of Operations--Liquidity and Capital Resources.

     The Company received the $54.5 million proceeds from the sale of the outpatient rehabilitation clinics (see Note 8) in July 1999. The previously announced sale of the hospital rehabilitation management contract business to National Rehab Partners, Inc., was completed on July 29, 1999 for approximately $9.6 million.

     The Company is reviewing its operations and has engaged financial advisors to assist in preparing cash forecasts. The Company is in the process of evaluating the impact of its future cash flows on the Company's long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company expects to complete its review of operations and its evaluation of future cash flows during the fourth fiscal quarter ending September 30, 1999.

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

     The Company operates through various operating subsidiaries. References herein to the "Company" are intended to include its operating subsidiaries unless otherwise indicated. Additionally, unless otherwise indicated, the information herein does not give pro forma effect to the Apollo/LCA/GranCare Mergers or the Mariner Merger as if they had been completed as of the beginning of the period presented.


Results of Operations

     As a result of the various non-nursing home businesses acquired in the mergers and substantial impact of the change to PPS reimbursement the Company is focusing only on its core businesses (inpatient, including LTAC, pharmacy and corporate overhead support) going forward. Non-core businesses have been defined as those sold (outpatient rehabilitation clinics, hospital rehabilitation management contract businesses and home health) and those to be sold or closed by September 30, 1999 (remaining home health, hospital geropsychiatric management contract business, etc.). For the quarter ended June 30, 1999, the operating losses from the third party therapy business of $6.1 million have been included in non-core businesses as this was the quarter when the business was closed. No valuation allowances have been recorded on those businesses to be sold/closed until sales proceeds are determinable on those transactions.

     The following table reconciles Income (loss) from operations from the Condensed Consolidated Statements of Income for each quarter of fiscal 1999 to core business earnings before interest, taxes, depreciation and amortization and unusual adjustments ("EBITDA"). Unusual adjustments recorded in each quarter are added back to Income (loss) from operations.

                                                    For the three months ended (in thousands),

                                                December 31, 1998   March 31, 1999   June 30, 1999
                                                ------------------  ---------------  --------------
Income (loss) from operations                            $  6,388         $(31,786)      $(358,641)
Unusual adjustments:
     Loss on disposal of assets (See note 8)                                               231,549
     Changes in estimates (See note 6)                                                      94,433
     Provision for bad debts (See note 10)                 24,311           29,573
     Other                                                                                   7,373
Recapitalization and merger costs                           2,015            5,099          17,622
Depreciation and anortization                              30,584           32,525          33,636
                                                         --------         --------       ---------
EBITDA                                                     63,298           35,411          25,972
Less EBITDA (loss) from non-core business                   1,699               28          (7,115)
                                                         --------         --------       ---------
EBITDA from core businesses                              $ 61,599         $ 35,383       $  33,087
                                                         ========         ========       =========

     Revenues from nursing home operations accounted for $373.2 million and $1,359.6 million of the Company's total net revenues of $487.1 million and $1,774.5 million for the three and nine months ended June 30, 1999, respectively. Nursing home revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix in the Company's long-term care facilities. Weighted average occupancy, as identified in the following table, increased by 1.1% and 2.3% over the comparable three and nine month periods from 1998 to 1999.

                                                                                                                 Nine Months
                                                                                  Three Months Ended                Ended
                                                                                       June 30,                    June 30,
                                                                     -------------------------------------------------------
                                                                           1999          1998          1999          1998
                                                                       ------------  ------------  ------------  ------------

Weighted average licensed bed count                                         48,139        37,640        48,141        35,871
Weighted average number of residents                                        40,808        31,502        41,456        30,049
Weighted average occupancy                                                    84.8%         83.7%         86.1%         83.8%

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

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the Prospective Payment System ("PPS") for the Medicare system and fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the old payment methodology and the decision by the Company to terminate its contracts to provide therapy services to unaffiliated third parties. See "--Liquidity and Capital Resources." Revenues derived from the Company's pharmacy and therapy subsidiaries are also influenced by payor mix. The table below presents the approximate percentage of the Company's net patient revenues, excluding the reduction due to the change in estimate of $94.4 million recorded in the three months ended June 30, 1999 (see Notes 6 and 14 to the Consolidated Financial Statements), derived from the various sources of payment for the periods indicated:


                                                                                                                    Nine
                                                                                  Three Months Ended             Months Ended
                                                                                       June 30,                    June 30,
                                                                     -------------------------------------------------------
                                                                           1999          1998          1999          1998
                                                                       ------------  ------------  ------------  ------------

Private and other                                                             28.1%         29.7%         31.3%         28.9%
Medicare                                                                      23.7%         31.5%         25.3%         32.5%
Medicaid                                                                      48.2%         38.8%         43.4%         38.6%

     The combined mix of private/other and Medicare revenue was 51.8% and 56.6%, respectively, for the three and nine months ended June 30, 1999 as compared to 61.2% and 61.4%, respectively, for the three and nine months ended June 30, 1998. The net revenues from the non-nursing home operations are primarily reimbursed by facility providers which are considered private pay sources. The impact of increased therapy revenue resulting from the Mariner Merger has increased the percentage of private revenue for the Company, which is not expected to continue as the Company exited the business of providing contract therapy services. As of June 30, 1999, all of the Company's nursing homes had converted to PPS based Medicare payments which has influenced the comparison of revenue mix between the three and nine month periods ended June 30, 1999 and 1998. See "--Liquidity and Capital Resources."

     The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. In May 1999 the Mariner Health fiscal Medicare intermediary began reopening cost reports for years 1995 through 1999 (the potential for which had been previously disclosed). As a result of those reopenings, management determined it was necessary to record adjustments of $82.7 million to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items as of June 30, 1999 and primarily pertains to related party adjustments asserted by Medicare intermediaries. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. Beginning July 1, 1998, the Company's facilities began to be phased into the PPS System under which nursing home providers are paid a fixed per diem rate for Medicare patients based on their acuity level. Under PPS, the Company is not required to file cost reports and the audit and settlement process is eliminated. See "-- Liquidity and Capital Resources."

     Various federal, state, and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The cost of ancillary services, which includes pharmaceuticals and therapy, is also effected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business. Insurance expense includes the costs of the various insurance programs such as automobile, general and professional liability and workers' compensation.


Seasonality

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles, particularly Medicare admissions.

 Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998

     Net revenues comprising nursing home and non-nursing home operations totaled $487.1 million for the three months ended June 30, 1999, including the $94.4 million reduction due to the change in estimate described below. The decrease of $6.9 million or 1.4%, as compared to the same period for fiscal 1998 would have been an increase of $87.5 million or 17.7% without the change in estimate. Revenue from nursing home operations increased by $5.7 million which included a reduction in revenue of $94.4 million as a result of a change in estimate to reduce the estimated amount due from third-party payors. This change in estimate included $11.7 million to reduce the estimated amount receivable from cost reports filed or settled during the period. The remaining $82.7 million was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries through the May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and 1997. See Notes 6 and 14 to the Consolidated Financial Statements and --Liquidity and Capital Resources. Excluding the change in estimate, nursing home revenues increased by $100.1 million which included $118.3 million related to the acquisition of Mariner Health effective July 31, 1998.

     Revenue from non-nursing home operations decreased by $12.6 million, consisting of an increase of $11.6 million for pharmacy services, a decrease of $10.4 million for therapy services, and a decrease of $13.8 million from home health, hospital services and other. The increase in pharmacy net revenues was primarily attributable to the Mariner Health acquisition. Therapy net revenues, which included $14.9 million attributable to the Mariner Health acquisition, were adversely impacted by changes in reimbursement rates, including the implementation of PPS, fee screen schedules, and therapy caps for Part B Medicare patients, which resulted in the decision to terminate its contracts to provide therapy services to unaffiliated third parties effective May 31, 1999. As a result of the closure of the therapy business and the completion of the previously announced sale of the assets of its outpatient rehabilitation clinics on June 30, 1999, the Company does not expect to have significant net revenues from the provision of therapy services to third parties in the future. The decrease in home health, hospital services, and other revenue was the result of the Company's September 1998 divestiture of the majority of its hospice entities and the closure or sale of several home health agencies during 1999. The Company's remaining home health agencies are expected to be divested prior to September 30, 1999.

     Indirect merger, restructuring, and other expenses totaled $17.6 million for the three months ended June 30, 1999, all which were paid as of June 30, 1999 and related to the Mariner Merger, the restructuring plan to reduce overhead and other operating costs, and exit activities resulting from the termination of contracts to provide therapy services and the closure of its therapy business. The Company anticipates recording additional charges during fiscal year 1999 to close an existing shared service center acquired in the Mariner Merger and to continue the implementation of its restructuring plan and therapy closure. Loss on disposal of assets included $2.5 million resulting from the previously announced sale of the assets of the Company's outpatient rehabilitation clinics to HealthSouth Corporation which was completed June 30, 1999 and the disposal of a portion of its home health operations in June 1999 for a loss of $0.5 million. As a result of the contract terminations to provide therapy services and the closure of the therapy business effective May 31, 1999, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million.

     Costs and expenses excluding indirect merger, restructuring, and other expenses and loss on disposal of assets totaled $596.6 million for the three months ended June 30, 1999, an increase of $143.5 million or 31.7% as compared to the same period for fiscal 1998. The increase was primarily the result of costs for payroll and employee benefits which increased by $92.3 million, while general and administrative expenses, insurance, and depreciation/amortization expense increased by $20.4 million, $10.6 million, and $15.8 million, respectively. The increase in these cost categories was primarily attributable to the acquisition of Mariner Health. Ancillary services decreased by $19.4 million which reflects the reduction in therapy services and closure of the therapy business in May 1999 and reduced ancillary services provided in the Company's inpatient facilities which were partially offset by higher costs as a result of the Mariner Health acquisition.

     The provision for bad debts increased by $7.2 million for the three months ended June 30, 1999 as compared to the same period for fiscal 1998 which was primarily related to the acquisition of Mariner Health.

     Interest expense totaled $51.5 million for the three months ended June 30, 1999, an increase of $19.9 million as compared to the same period for fiscal 1998. The acquisition of Mariner Health contributed $14.9 million of the increase, while the increased borrowings under the Company's revolver and term loans and increased interest rates associated with the December Amendment and noncompliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility contributed to the remaining $5.0 million increase.

 Fiscal 1999 Year To Date Compared to Fiscal 1998 Year To Date

     Net revenues comprising nursing home and non-nursing home operations totaled $1,774.5 million for the nine months ended June 30, 1999, an increase of $371.7 million or 26.5%, as compared to the same period for fiscal 1998; without the $94.4 million change in estimate described below, the increase would have been $466.1 million or 33.2% respectively. Revenue from nursing home operations increased by $318.5 million which included a reduction in revenue of $94.4 million as a result of a change in estimate to reduce the estimated amount due from third-party payors. This change in estimate included $11.7 million to reduce the estimated amount receivable from cost reports filed or settled during the period. The remaining $82.7 million was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries through the May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and 1997. See Notes 6 and 14 to the Consolidated Financial Statements and --Liquidity and Capital Resources. Excluding the change in estimate, nursing home revenues increased by $412.9 million which included $368.9 million related to the acquisition of Mariner Health effective July 31, 1998.

     Revenue from non-nursing home operations increased by $53.2 million, consisting of an increase of $52.7 million for pharmacy services, an increase of $38.9 million for therapy services, and a decrease of $38.4 million from home health, hospital services and other. The increase in pharmacy and therapy net revenues were primarily attributable to the Mariner Health acquisition. The decrease in home health, hospital services, and other revenue was the result of the Company's September 1998 divestiture of the majority of its hospice entities and the closure or sale of several home health agencies during 1999. The Company's remaining home health agencies are expected to be divested prior to September 30, 1999.

     Indirect merger, restructuring, and other expenses totaled $24.7 million for the nine months ended June 30, 1999, all which were paid as of June 30, 1999 and related to the Mariner Merger, the restructuring plan to reduce overhead and other operating costs, and exit activities resulting from the termination of contracts to provide therapy services and the closure of its therapy business. The Company anticipates recording additional charges during fiscal year 1999 to close an existing shared service center acquired in the Mariner Merger and to continue the implementation of its restructuring plan and therapy closure.

     Costs and expenses excluding indirect merger, restructuring, and other expenses and loss on disposal of assets totaled $1,902.3 million for the three months ended June 30, 1999, an increase of $603.8 million or 46.5% as compared to the same period for fiscal 1998. The increase was primarily the result of costs for payroll and employee benefits which increased by $333.6 million, while general and administrative expenses, insurance, and depreciation/amortization expense increased by $72.4 million, $18.8 million, and $45.6 million, respectively. The increase in these cost categories was primarily attributable to the acquisition of Mariner Health.

     The provision for bad debts increased by $72.4 million for the nine months ended June 30, 1999. The increase was the result of a $24.3 million bad debt charge taken by the Company in the first fiscal quarter ended December 31, 1998 and a $29.6 million bad debt charge taken by the Company in the second fiscal quarter ended March 31, 1999. The $24.3 million bad debt charge was recorded as a result of management's review of Mariner

Health's allowance for doubtful accounts at December 31, 1998, and management's conclusion that an additional charge of $24.3 million was necessary for Mariner Health as of December 31, 1998. The additional charge conformed to the Company's reserve policy. The Company continued to review the collectability of its accounts receivable other than inpatient, and recorded an additional provision for bad debts of $29.6 million during the quarter ended March 31, 1999, as a result of uncollectable accounts receivable in non-core businesses, related principally to the Mariner Merger. The Company will continue to review the collectability of its accounts receivable which may result in increased provision for bad debts in the future.

     Interest expense totaled $147.6 million for the nine months ended June 30, 1999, an increase of $64.0 million as compared to the same period for fiscal 1998. The acquisition of Mariner Health contributed $42.7 million of the increase, while the interest expense on the debt entered into on November 3, 1997 in conjunction with the Apollo/LCA/GranCare Merger, increased borrowings under the Company's revolver and term loans and increased interest rates associated with the December Amendment and noncompliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility contributed to the remaining $21.3 million increase.



The Year 2000 Issue

     In connection with the coming of the Year 2000, the Company is in the final stages of addressing issues that the Company believes could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Year 2000 Issue presents potential problems not only for computer hardware and software but also for devices that incorporate embedded chips, such as critical medical devices utilized in the Company's facilities.

     To address issues inherent in operating disparate information systems utilized by the Company's predecessor corporations, following the Apollo/LCA/GranCare Mergers the Company decided to complete the installation of a new client-server based financial and payroll/human resources software package. The installation of the new system is complete with the exception of the payroll/human resources package in the Company's Mariner Health subsidiary facilities. The current applications utilized by Mariner Health will be Year 2000 ("Y2K") remediated and compliant prior to the end of the calendar year and will be replaced with the Company's Y2K compliant systems following January 1, 2000. The Company expects that its business systems exposure to the Year 2000 Issue will be eliminated by approximately October 1999, at which time the Company's non-Y2K compliant systems will have been upgraded or replaced. The Company has received assurances from the providers of any new systems that they are Y2K compliant. The Company is also in the process of remediating all local area networks ("LANs"), operating software and individual computers and anticipates that the process will be substantially complete by October 1999.

     The Company has in place a committee with members from the IT, operations, purchasing, legal, accounting, payroll, and risk management areas of the Company (the "Year 2000 Committee"). This committee reports to the Company's senior management and is responsible for identifying those business line specific Year 2000 Issues. The Company has additionally established a corporate Y2K Office responsible for project coordination.

     The Company has completed its research and confirmation of the Y2K status of mission critical embedded chip equipment in both the facilities' physical plant and medical devices. The need for some amount of upgrading of equipment and systems was identified. Remediation of equipment is underway and is expected to be complete by October 1999.

     The Company has also contacted its suppliers to gain assurance that they will be Y2K compliant. This process is essentially complete; most suppliers have indicated that they expect to be Y2K compliant in a timely fashion. In addition, face-to-face meetings are being held with key suppliers of pharmaceuticals, medical supplies and food.

     The Company has established a patient-focused contingency planning process geared toward the development of action plans for potential failures to mission critical systems and equipment. A set of guidelines are being utilized by each facility to develop local plans. These plans are expected to be completed by October 1999, with final drills and contingency preparations completed in November and December 1999.

     To date, the Company has expended $4.7 million to remedy problems associated with the Year 2000 Issue and estimates that it will expend an additional approximately $4.8 million in the future. This amount does not include funds necessary to remedy Year 2000 Issues in the Company's facilities. The Company believes that the costs associated therewith, together with the costs of remedying issues with respect to embedded chips, will approximate $3.0 million.

     With respect to the Company's customers, the largest source of the Company's revenues is the state and federal governments through the Medicaid and Medicare programs, respectively. The Company is reimbursed under these programs through fiscal intermediaries and state agencies. Virtually all of the Company's Medicaid agencies and Medicare fiscal intermediaries have responded to Y2K inquiries, indicating that they are now or will be Y2K compliant before December 1999. Most have not, however, shared their contingency plans for paying providers should there be Y2K-related failures. The Company continues to make contact with these entities to obtain further assurance that workable contingency plans are in place. The August 4, 1999 Federal Register contains a notice from HCFA about Y2K readiness that asserts that HCFA and its "75 mission critical claims processing systems operated by Medicare carriers and fiscal intermediaries are fully ready to handle all appropriately formatted claims" on January 1, 2000. 64 Fed. Reg. 42403, Aug. 4, 1999. Because the Company has no control over these entities, in the event the fiscal intermediaries and the state and federal governments are not Year 2000 compliant, the timely receipt of the Company's receivables may be adversely affected. A significant delay in the receipt of its receivables would have a material adverse effect on the Company's financial condition and results of operations.

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


     Liquidity and Capital Resources of the Company

     Cash and cash equivalents were $103.3 million at June 30, 1999. Working capital was negative $1,037.4 million, a decrease of $1,387.7 million during the nine months ended June 30, 1999, due to the current maturity of a large portion of the Company's debt. See Notes 2 and 9 to the Consolidated Financial Statements. Cash used in operations for the nine months ended June 30, 1999 was $37.5 million, which was net of approximately $24.7 million in payments for indirect merger and other expenses. Receivables increased by $17.8 million due in part to payment remittance issues with fiscal intermediaries. Other current assets decreased by $57.0 million primarily as a result of income tax refunds the Company received from federal and state taxing authorities. Accounts payable decreased by $36.0 million, primarily as a result of timing differences on invoice payment terms.

     Cash used in investing activities was $21.0 million in the nine month period ended June 30, 1999, as compared to $74.4 million for the same period in fiscal 1998. Investing activities included the use of $55.8 million related to capital expenditures. Capital expenditures are expected to be funded in the future by cash from operations and proceeds from asset sales.

     Cash provided by financing activities was $158.5 million in the nine month period ended June 30, 1999, as compared to $101.5 million for the same period in fiscal 1998. Cash provided by financing activities included $205.5 million in net draws under the Company's credit line of which approximately $94.5 million is invested cash at June 30, 1999, $43.1 million in principal repayments on long-term debt, and $3.8 million in payments for financing fees associated with certain amendments to the Company's long-term debt agreements.

     The Company receives payment for nursing facility services based on rates that are set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and after, the federal Medicare program converted to PPS for skilled nursing facility services. As of June 30, 1999 all of the Company's skilled nursing facilities are reimbursed under PPS. The prospective payment system provides acuity-based rates that are established at the beginning of the Medicare reporting year. Under PPS, claims are filed monthly and clean claims are paid 14 days after submission.

     For cost reporting periods that ended before the start of PPS, the facilities were reimbursed under Medicare on the basis of reasonable and necessary cost as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation.

     During the first quarter of fiscal 1999, the Company conformed reserve for bad debts policies and related calculation of the allowance for doubtful accounts for the Mariner Health facilities to the Company's established reserve methodology, which resulted in a charge of $24.3 million. The Company continued to review the collectability of its accounts receivable for other than inpatient operations and recorded an additional provision for bad debts of $29.6 million during the second quarter of fiscal 1999, primarily as a result of uncollectable accounts receivable that were acquired in the Mariner Health merger. The Company will continue to review the collectability of its accounts receivable, which could result in increased provisions for bad debts in the future.

     The Company provides certain services and supplies between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related organization principle" generally requires that services and supplies furnished to nursing facilities by related entities be included in the nursing facility's reimbursable cost at the cost of the supplying entity. The Company believes that the services and supplies furnished to nursing facilities at market rates qualify for exception to the related organization principle. Certain of the Company's Medicare fiscal intermediaries have taken the position that the related party transactions do not qualify for this exception to the related party rules and have made adjustments that reduce Medicare allowable cost to the cost of the supplying entity. During the third quarter of fiscal 1999, the intermediaries for the Mariner Health facilities reopened previously settled cost reports to impose such related party adjustments for services furnished to the facilities by Mariner Health's rehabilitation subsidiary. All related party adjustments have been or will be appealed to the Provider Reimbursement Review Board and through the full appeal process as is warranted. The adjustments effect only periods during which the facilities were reimbursed for Medicare on the basis of reasonable and necessary cost; there would not be any impact for periods that are reimbursed under PPS following transition.

     To the extent that Notices of Program Reimbursement (which include related party adjustments) have been issued to Mariner Health facilities, adjustments have been recorded during the third quarter of fiscal 1999 to reflect the reduction in reimbursable cost of approximately $16.9 million. For subsequent periods during which similar transactions existed, a change in estimate was recorded during the third quarter of fiscal 1999 to reflect the potential reduction in reimbursable cost of approximately $50.0 million. With respect to repayments that are required for the adjustments (including the related party adjustments) that were included in the reopened cost reports, the Company has reached an agreement with HCFA for an extended repayment period. The remaining balance (after recoupments through withholding from current payments) of approximately $15.9 million will be repaid over a period of one year beginning in July 1999. The first monthly payment of $1.8 million, including interest, has been made.

     An additional change in estimate of approximately $15.4 million was recorded during the third quarter of fiscal 1999 for related party adjustments that previously were imposed on LCA cost reports. The Company will continue to evaluate the collectability of Medicare and Medicaid retroactive settlement receivables and will make adjustments in future periods as deemed appropriate.

     In addition to the related party adjustments and cost report settlements discussed above, significant items that will affect the Company's liquidity in the future include the ability of the Company to reach an accomodation with its lenders under the Senior Credit Facility, Mariner Health Senior Credit Facility, Mariner Health Term Loan Facility, to refinance the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility on or before January 3, 2000 and make interest payments under the Notes and the Mariner Notes. The failure by the Company to meet these requirements, or refinance the indebtedness when it becomes due, would have a material adverse affect on the Company.

     The Company has engaged financial advisors and legal counsel to assist in preparing biweekly cash forecasts for its lenders and reviewing its capital restructuring alternatives. There can be no assurance that the Company's or Mariner Health's invested cash will be sufficient to provide for all the liquidity necessary to sustain operations and to meet all of the Company's or Mariner Health's interest and principle obligations on their debt as they become due.

     In addition, the Company is in the process of evaluating the impact of its future cash flows on the Company's long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during the fourth fiscal quarter ending September 30, 1999.

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

     In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the Mariner. The proceeds of the $75.0 million increase in the Tranche A Credit Facility and of certain Revolving Credit Loans were used to pay various costs and expenses incurred in connection with the Mariner Merger. As of June 30, 1999, there was $166.4 million borrowed under the Revolving Credit Facility and approximately $8.6 million in letters of credit outstanding.

     The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries.

     Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005. The Term Loans are amortized in quarterly installments which increase over the term of those loans (see Note 7 to the Consolidated Financial Statements). Interest on outstanding borrowings under the Senior Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve-adjusted Eurodollar Rate (the "Eurodollar Rate"), plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio (see Note 9 to the Consolidated Financial Statements).

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

     The covenants contained in the Senior Credit Facility, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, make investments, and make acquisitions. The Company received the consent of the requisite lenders under the Senior Credit Facility to permit the Mariner Merger and certain covenants in the Senior Credit Facility were modified to accommodate the Mariner Merger. By amendment effective December 22, 1998, certain of the Senior Credit Facility's financial and operating covenants were amended to provide the Company with additional flexibility, in return for which the Applicable Margins were increased. (See
Note 9 to the Consolidated Financial Statements.)

     In May 1999, the Senior Credit Facility was further amended in order to waive non-compliance by the Company with certain financial covenants as of March 31, 1999, to increase loan pricing (see Note 9 to the Consolidated Financial Statements) and, among other things, (i) to prohibit acquisitions, (ii) to eliminate the Company's ability to defer mandatory prepayments with the proceeds from asset sales and other transactions by reinvesting such proceeds in other capital assets, and (iii) to restrict the Company's right to sell assets without administrative agent or lender approval, incur capital expenditures other than for maintenance and repair purposes, or make investments in Mariner Health and the Mariner Health subsidiaries.

     As of June 30, 1999, the Company was in violation of certain of these financial covenants and as a result cannot make additional borrowings under the Senior Credit Facility. To date the Company has not obtained a waiver of the June 30, 1999 financial covenant defaults under the Senior Credit Facility; however, the Company is in active discussions with the Administrative Agent under the Senior Credit Facility regarding either an amendment that would provide more permanent relief from such financial covenants, or possibly a restructuring of the indebtedness under the Senior Credit Facility. No assurances can be given regarding the prospects for such an amendment or restructuring being completed or the timing thereof. Until the Company is in compliance with the financial covenants under the Senior Credit Facility or the Senior Credit Facility is restructured to provide more permanent relief from the existing financial covenants, the Company's ability to borrow funds under the Revolving Credit Facility to finance its operations has been suspended. In addition, if the Company is unable to refinance, restructure or obtain an amendment to the Senior Credit Facility to provide more permanent relief from the existing financial covenants, the lenders thereunder may exercise certain remedies including, without limitation, accelerating the indebtedness thereunder and exercising their rights with respect to the pledged collateral.


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

The terms of the exchange Notes are identical to the original Notes.
Mariner Health and its subsidiaries are "restricted subsidiaries" under the indenture pursuant to which the Notes were issued. The Company made its last semi-annual interest payment under the Senior Subordinated Notes. The Company does not know if it will be able to, or if its senior lenders will permit it to, make the next scheduled interest payment of approximately $13.1 million due in November 1999. If interest on the Notes is not paid when due, and such failure to pay is not cured within 30 days, holders of the Notes could accelerate the Notes and take other remedial action, subject to applicable subordination provisions.

     Other Significant Indebtedness and Commitments. The Company, through various of its GranCare subsidiaries, is a party to various agreements between
GranCare and Health and Retirement Properties Trust ("HRPT").   HRPT is the
lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare restructured their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT received an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare and, as part of the HRPT/GranCare Restructuring, GranCare agreed to waive the ability to request a release of such collateral upon the attainment of certain financial conditions. Accordingly, the Company does not have the ability to sell these
shares to meet any capital requirements.    An unwaived event of default under
the Senior Credit Facility could result in HRPT exercising its rights with respect to this collateral. In addition, an unwaived event of default under the Senior Credit Facility could result in the default and acceleration of other obligations to which the Company and its subsidiaries are party.

     In connection with the GranCare Merger, the Company became a party to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of June 30, 1999.

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum and totaled $4.2 million at June 30, 1999. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

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

     Outstanding advances under the Mariner Health Senior Credit Facility bear interest based, at the borrower's option, either on PNC Bank's prime rate or on a Eurodollar-based rate, in each case plus an applicable margin which fluctuates based on a pricing matrix related to Mariner Health's leverage ratio. The Mariner Health Senior Credit Facility contains covenants which, among other things, require Mariner Health and its subsidiaries to maintain certain financial ratios and impose certain limitations or prohibitions on Mariner Health with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of Mariner Health with any person or entity; and the disposition of any of Mariner Health's properties or assets.

     Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment")
(a) to reduce the amount of the revolving commitment from $460.0 million to $250.0 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to modify certain of the financial and operating covenants referred to in the immediately preceding paragraph, (d) to increase the applicable interest rate margins (see Note 9 to the Consolidated Financial Statements) and (e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility.

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

     As of June 30, 1999, approximately $208.0 million of loans and $27.0 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $207.4 million of the Mariner Health Term Loan was outstanding.

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

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999 and also as of June 30, 1999 and as a result cannot make additional borrowings under the Mariner Health Senior Credit Facility. Mariner Health has thus far been unsuccessful in obtaining a waiver of such financial covenant defaults from the Mariner Agent, the Mariner Health Lenders and the Term Lenders. However, Mariner Health continues to engage in active discussions with such creditors regarding more permanent relief from such financial covenants or a possible restructuring of the indebtedness outstanding under those credit facilities. No assurances can be given regarding the likelihood of being able to arrange such an amendment or restructuring, or the timing thereof. So long as Mariner Health's noncompliance with the financial covenants remains unwaived, Mariner Health is not permitted to borrow undrawn amounts under the Mariner Health Senior Credit Facility and the Mariner Lenders and the Term Lenders have the right to exercise remedies under their loan documents. In addition, the existence and continuation of such noncompliance could afford certain other lenders or lessors of Mariner Health and its subsidiaries the right to exercise remedies under their own loan or lease documents.

     Mariner Health Senior Subordinated Notes. Mariner Health is also the issuer of $150.0 million of 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to an indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the "Mariner Trustee"). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries (other than Mariner Health). Because of the existing, unwaived financial covenant defaults under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility, and Mariner Health's current projected operating results for the next fiscal quarter ended September 30, 1999, Mariner Health does not know if it will be able to, or if its senior lenders will permit it to make the next scheduled interest payment of approximately $7.1 million due in October 1999.

     As a consequence of the Mariner Merger and the resulting change of control at Mariner Health, the holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase") at a purchase price equal to 101% of the outstanding principal amount of the Mariner Notes purchased. Effective on September 11, 1998, Mariner Health and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner Health to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated NationsBank, N.A. (n/k/a Bank of America, N.A., and herein referred to as "Bank of America") as a third-party purchaser, and on September 21, 1998 Bank of America acquired all $40,661,000 of the Mariner Notes tendered in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, Bank of America required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty. See "Quantitative and Qualitative Disclosures about Market Risk." As of June 30, 1999, the Tendered Mariner Notes remained outstanding and were owned and controlled by Bank of America. The Company's obligations under the Total Return Swap are guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health. During the quarter ended December 31, 1998, an additional $6.0 million of the Mariner Notes were acquired by Bank of America and made a part of the Total Return Swap.

     The scheduled termination date of the Total Return Swap is August 16, 1999, and Bank of America was unwilling to extend that date. Based on the bids for the Tendered Mariner Notes solicited by Bank of America pursuant to the Total Return Swap Agreement, the market value of the Tendered Mariner Notes for purposes of unwinding the Total Return Swap was determined to be approximately $700,000, resulting in capital depreciation of approximately $46.5 million being owed by the Company. Mariner Post-Acute Network, Inc. was the winning bidder in the auction for the Tendered Mariner Notes. On the August 16, 1999 termination date, Bank of America applied $15.0 million drawn by it under a letter of credit issued pursuant to the Mariner Health Senior Credit Facility and applied $5.0 million of cash collateral previously posted by Mariner Health, to satisfy $20.0 million of the total amount owed to Bank of America under the Total Return Swap, leaving a net deficiency of approximately $26.5 million (the "Net Total Return Swap Deficiency").

     Effective August 16, 1999, Bank of America and the Company have agreed to incorporate the Total Return Swap Deficiency into a promissory note (the "Deficiency Note") which will generally mature and be payable as to principal and interest on the same terms as the notes evidencing the Revolving Loans. The guarantee of the Total Return Swap obligations of the Company by Mariner Health and its subsidiary guarantors will remain in place. Bank of America has also waived any default arising from any failure to be paid the Net Deficiency on the termination date of the Total Return Swap. Such waiver will expire, however, if payments under the Deficiency Note are not made in a timely manner or if the requisite lenders under the Senior Credit Facility shall not have adopted, on or before September 16, 1999, an amendment to the Senior Credit Facility acknowledging the Deficiency Note as permitted indebtedness and as an "Obligation" that is secured on a pari passu basis with the indebtedness outstanding under the Senior Credit Facility. The Administrative Agent has indicated to the Company that they will vote in favor of such amendment. No assurances can be given, however, that such amendment will ultimately be approved by the requisite lenders under the Senior Credit Facility. If the Bank of America waiver expires, a payment default will exist under the Deficiency Note. Such payment default, together with any cross-defaults to other obligations of the Company that may result, could have materially adverse consequences for the Company. Additionally, the $46.7 of Mariner Notes acquired in connection with the Total Return Swap remain outstanding and as an obligation of Mariner Health.

     Healthcare Regulatory Matters. The Balanced Budget Act enacted in August 1997 (the "BBA"), contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, through the year ended 2002. Approximately 50% of the savings were to be achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on the Company.

     The BBA amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the BBA required the establishment of a PPS system for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes receive a fixed per diem rate for each of their Medicare Part A patients which, during the first three years, is based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem has resulted in significantly lower margins in the Company's pharmacy and therapy operations as a result of increased pricing competition and a change in buying patterns by customers.

     As a result of significantly lower margins, during the third quarter in fiscal 1999, the Company decided to discontinue providing contract rehabilitation services to both related and nonrelated nursing facilities, and employed therapists to provide services in the Company's facilities. In addition, the Company sold its rehabilitation clinic and hospital contract therapy operations. See Note 14 to the Consolidated Financial Statements.

     On May 12, 1998, HCFA published the "Interim Final Rule" for the skilled nursing facility PPS along with the acuity adjusted federal PPS rates for Part A Medicare patients and the facility specific inflation factors effective from July 1, 1998 through September 30, 1999 and the inflation factors that are used to adjust the facility specific base period cost to the payment rates for periods beginning July 1, 1998 through periods beginning September 1, 1999. On July 30, 1999, HCFA published the "Final Rule" for PPS along with acuity adjusted federal PPS rates that are effective October 1, 1999 through September 30, 2000, and the inflation factors that are used to adjust the specific facility specific base period cost to payment rates for periods beginning October 1, 1999 through periods beginning September 1, 2000. The acuity adjusted federal PPS rates and facility specific inflations factor that are published along with the Final Rule follow the guidance included in the Interim Final Rule and do not provide any substantial relief from the overall effect of PPS on Medicare revenue decreases. As of July 1, 1999, all of the Company's skilled nursing facilities are receiving Medicare payment through PPS, although transition PPS rates vary from facility to facility depending on each facility's base period cost that comprises the facility specific component of the rates and the facility's geographic location that defines the wage adjuster that is applied to the acuity adjusted federal component of the rates. For most of the Company's facilities, the facility specific base period cost is higher than the base period cost that was used to develop the acuity adjusted federal rates. The trend of decreasing Medicare revenues is expected to continue as facilities transition from rates that include a higher percentage of the facility specific rate component to rates that include a higher percentage of the acuity adjusted federal rate component. Any relief from the revenue decrease will be dependent upon facilities' ability to reduce costs to the magnitude of the reduced rates.

     The BBA also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. While the Company is not aware of any states that have adopted changes to their Medicaid programs having an adverse effect on the Company following the repeal of Boren, no assurances can be given that states will not adopt such changes in the future.

     On January 30, 1998, HCFA issued its new salary equivalency guidelines which change Medicare reimbursement rates for contracted therapy services.
Under salary equivalency, the Company is reimbursed for contracted therapy services based on the time spent on the premises by the contract therapist times a fixed rate, depending on the service provided. While the new rates for physical therapy represent an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represent decreases from what the Company previously received. The salary equivalency guidelines are no longer in effect as of July 1, 1999, the date on which PPS was implemented at all skilled nursing facilities. The Company believes that while salary equivalency had a slight adverse effect on its therapy revenue, the Company does not believe that salary equivalency has had a material adverse effect on the Company's consolidated revenues.

     The BBA also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the BBA set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the Federal per diem, has had a material adverse effect on the Company's therapy business resulting in the decision by the Company to terminate its contracts to provide therapy services.

     In the process of finalizing certain Medicare cost reports or reopening previously finalized cost reports filed by various of the Company's Medicare provider facilities, certain Medicare fiscal intermediaries have issued NPRs, which include significant audit adjustments that reduce the amount of reimbursement that previously was received by the facilities. The adjustments are based, for the most part, on denials of exception to the related organization principles with regard to services and supplies furnished to the facilities by the Company's pharmacy and rehabilitation companies and reductions to costs claimed for therapy services under the prudent buyer principles.

     The prudent buyer principle states, in part, "the prudent and cost-conscious buyer not only refuses to pay more than the going price for an item or service, he also seeks to economize by minimizing cost." Certain of the fiscal intermediaries have alleged that the Company was not prudent in its purchase of occupational therapy and speech pathology services prior to HCFA's establishing salary equivalency guidelines, effective April 1998. Fiscal intermediaries calculated facilities' costs to provide services through employed therapists and reduced costs claimed on the cost reports for providing services through contracts and adjusted the cost reports accordingly. Appeals were filed with the PRRB and resulted in a favorable outcome. However, on review the Social Security Administrator reversed the PRRB and restored the intermediaries' adjustments. The Company believes that it has substantial arguments to support its position that the contested costs are allowable and the issue is being appealed through judicial review, pursued through the appropriate legal processes. Another unrelated provider received a favorable judicial decision on its prudent buyer appeal based on similar facts. The Company currently is negotiating a settlement with HCFA for all of its prudent buyer appeals and believes that it will have a favorable outcome. However, until the settlement is finalized, there can be no assurance that the Company will prevail or that it will not have to expend significant amounts to complete the appeal process. Contracts between facilities and therapy providers generally provide for the therapy provider to indemnify the nursing facility in the event of denials or cost report disallowances. There can be no assurance that the therapy providers will not contest the triggering of the indemnity provisions of the contracts or that they will be able to fund the indemnity provisions.

     The related organization principle states, in part, "a provider's allowable cost for services, facilities, and supplies furnished by a party related to the provider are the costs the related party incurred in furnishing the items in question." The regulations provide for an exception to the related organization principle if certain requirements are met and the Company believes that it meets these requirements with respect to services its facilities receive from related pharmacy and rehabilitation companies. Some fiscal intermediaries have denied the request for exception and have made adjustments to reduce the allowable cost that is included in nursing facility cost reports to the cost of the related organization. The Company has requested PRRB appeals for these adjustments, but the appeals have not yet been heard. There can be no assurance that the Company will prevail in the appeal process.

     During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health Group, Inc. reopened certain 1995 and 1996 cost reports and issued revised NPRs imposing prudent buyer or related party adjustments and applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable cost of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the PRRB.

     In lieu of recoupment by the fiscal intermediary, the Company has reached an agreement with HCFA and the intermediary and has implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which will be repaid over a period of one year. The first monthly payment of $1.8 million, including interest, has been made.

     Other Factors Effecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. The Company's estimated principal payments, cash interest payments, and rent obligations for fiscal year 1999 are approximately $299.0 million.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process as well as supporting non-nursing home operations and Year 2000 compliance. The Company estimates that total capital expenditures for the year ending September 30, 1999 will be approximately $79.3 million, however stricter spending guidelines have been implemented which may reduce this estimate. Through June 30, 1999 approximately $55.8 million has been spent in capital expenditures.

     In addition to the Senior Credit Facility, the Company has a lease arrangement providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program allows the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At June 30, 1999, approximately $63.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million. At June 30, 1999, the Company was in violation of certain of these financial covenants and as a result cannot currently make additional borrowings under the Synthetic Lease Facility. The ability to borrow under the Synthetic Lease Facility in the future is subject to the outcome of the company's efforts to amend the Senior Credit Facility.

     The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company. See "Legal Proceedings."

     The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability for periods ended prior to April 1, 1998. These obligations are funded with long-term, fixed income investments which are not available to satisfy other obligations of the Company.

     By letter dated June 1999, the Company received a 90-day cancellation notice from its general and professional liability ("GL/PL") carrier, Royal Surplus Lines ("Royal"). In June, the Company binded a replacement GL/PL policy with AIG, which resulted in a $4.4 million increase in annual premium and elimination of the Royal policy's aggregate retention limit. The elimination of the aggregate retention limit is expected to increase the actuarial cost of general and professional liability claims by approximately $26.0 million per year. This increased exposure will have a delayed effect on operating cash flow as claims develop over the next several years. The Company is examining its alternatives with respect to its former insurer.

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

     The Company is unable to predict at this time if it will have sufficient cash flow generated from its operations and cash on hand to fund its working capital needs, anticipated capital expenditures, debt service requirements and other operating expenses in the immediate future. The ability of the Company to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the Company's control, including the ability of the Company to consummate certain planned divestitures and benefit from the resulting reduction in leverage and increase in liquidity. As of August 13, 1999 the Company had $95.5 million in cash to fund its working capital needs. Due to the existence of financial covenant defaults under the Senior Credit Facility as of June 30, 1999, the Company is not presently able to satisfy the borrowing conditions under the Revolving Credit Facility, though less than $1.0 million remains undrawn under the Revolving Credit Facility. At June 30, 1999, the Company had $70.2 million of invested cash for funding operations and servicing debt under the Senior Credit Facility. Mariner Health had $24.3 million in cash available as of such date to fund its working capital needs and is also currently not able to borrow under the Mariner Health Senior Credit Facility due to the financial covenant defaults. In order to improve its cash position and leveraged capital structure, the Company is evaluating alternatives with respect to certain of its facilities and product groups, which the Company believes will result in the divestiture of certain assets during fiscal 1999. The proceeds from any divestiture generally would be used to pay down the Company's indebtedness and fund working capital requirements. No material cash was received from asset dispositions during the quarter ended June 30, 1999. Cash from asset dispositions subsequent to the quarter end was applied to reduce the Company's debt and to fund working capital. See Note 14 to the Consolidated Financial Statements. Proceeds of such sale allocated to Mariner Health have been either applied to pay down the Mariner Health Term Loan Facility or placed in cash collateral accounts with PNC Bank, pending application to the Mariner Health Term Loan Facility or such other application as may be consented to by the lenders under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility.

     The Mariner Indenture contains a restriction which, with the exception of certain indebtedness that is expressly excluded from the incurrence test described in this paragraph ("Permitted Mariner Health Debt"), only permits Mariner Health and its subsidiaries to incur indebtedness if, after giving pro forma effect to such incurrence, Mariner Health's consolidated coverage ratio would equal or exceed 2.25 to 1.00 for the most recently completed four fiscal quarter period. This test is not a financial condition which Mariner Health is required to maintain under the terms of the Mariner Indenture but rather is a condition to incurring additional debt. Mariner Health's consolidated coverage ratio for the four fiscal quarters ended December 31, 1998 was less than 2.25 to
1.00. Accordingly, until its consolidated coverage ratio for the four trailing fiscal quarters once again equals or exceeds 2.25 to 1.00, Mariner Health and its subsidiaries will not be permitted under the Mariner Health Indenture to incur indebtedness other than Permitted Mariner Health Debt. Since indebtedness now or hereafter incurred under the Mariner Health Senior Credit Facility constitutes Mariner Health Permitted Debt, Mariner Health can continue to obtain advances thereunder (subject to the other funding conditions contained therein); consequently, the inability of Mariner Health and its subsidiaries to incur debt other than Mariner Health Permitted Debt is not, in and of itself, expected to have a material adverse affect on the liquidity of Mariner Health and its subsidiaries. However, no assurances can be given in this regard to the extent that Mariner Health's noncompliance with the June 30, 1999 financial covenants continues unwaived, rendering Mariner Health unable, on a continuing basis, to access its remaining availability under the Mariner Health Senior Credit Facility.

     In addition, so long as Mariner Health's consolidated coverage ratio for the trailing four-quarter period is less than 2.25 to 1.00, Mariner Health will not be allowed to make dividends or distributions to the Company, except for certain restricted payments expressly permitted under the Mariner indenture. As a result thereof, all or a portion of the net income (loss) of Mariner Health and its subsidiaries may have to be excluded from the Company's consolidated net income for purposes of determining compliance with the consolidated coverage incurrence test contained in the indenture pursuant to which the Notes were issued (the "Company Indenture"). As of June 30, 1999, the Company's consolidated coverage ratio did not meet the 1.75 to 1.00 incurrence test. Because the incurrence of certain indebtedness is not subject to such incurrence test, any resulting restriction against the incurrence of additional debt is not expected to have a material adverse impact on the ability of the Company to conduct its business and to fulfill its projected liquidity needs.

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

    (viii) There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

     The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. As of June 30, 1999, the Company had Swap Agreements in effect totaling $60.0 million notional amount. On August 13, 1999 two Swap Agreements totalling $40.0 million notional amount were terminated at a loss to the Company of $100,000.

     Additionally, in September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes, subsequently amended to $46.5 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement was restructured subsequent to June 30, 1999 resulting in capital depreciation payable by the Company of approximately $46.5 million, of which amount $20.0 million was satisfied from collateral previously provided by Mariner Health and the balance of which has been incorporated into a promissory note. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Mariner Health Senior Subordinated Notes."

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

     As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from the investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

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

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Certain Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

     On May 3, 1999, the Company received a letter from the New York Stock Exchange, Inc. (the "NYSE") notifying the Company that it was not in compliance with certain of the NYSE's continued listing requirements and alerting the Company that delisting proceedings would be imposed unless the Company submitted a plan setting forth how the Company would bring itself into compliance. The Company responded to the NYSE's letter and submitted a plan to the NYSE detailing how the Company would be brought into compliance with the NYSE's listing requirements. The plan was approved, subject to quarterly monitoring of compliance by the NYSE. The Company received a subsequent letter from the NYSE dated August 5, 1999 stating that the Securities and Exchange Commission had approved new listing criteria for the NYSE with which the Company was in compliance and that quarterly monitoring of compliance would no longer be required. The Company may receive a notice in the future that it is not in compliance with one of the NYSE's newly adopted listing requirements, which requires a company to have a minimum share price of one dollar over a 30 trading day period. If the Company receives such a notice, the Company will have six months in which to improve its stock price or it will be automatically delisted from the NYSE.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Letter agreement between Mariner Health and Empire Medical Services dated July 20, 1999 regarding Medicare extended repayment plan.

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


Date: August 16, 1999