Form 10-K405
period 1999-09-30
MARINER POST ACUTE NETWORK INC
filed 2000-01-24
CIK 882287

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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
Common Stock, Par Value $.01 Per Share.................           OTCBB

                                ---------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the registrant held by non-affiliates of the registrant as of January 12, 2000 was $9,580,431, based on a closing sale price for the Common Stock of $.14 per share as reported on the OTCBB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

   There were 73,758,377 shares of Common Stock of the registrant issued and outstanding as of January 12, 2000.

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subject to the distribution of securities under a plan confirmed by a court. Yes [_] No [_] N/A [X] Due to the recent nature of the filings made by the registrant and its subsidiaries under Chapter 11 of the Bankruptcy Code, no plan of reorganization has been confirmed by a bankruptcy court.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                               PART OF FORM 10-K
  INCORPORATED DOCUMENT                                        -----------------
Proxy Statement for the 2000
 Annual Meeting of Stockholders...............................     Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 ITEM 1.  BUSINESS.......................................................     2
 ITEM 2.  PROPERTIES.....................................................    17
 ITEM 3.  LEGAL PROCEEDINGS..............................................    19
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    22
                                      PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS........................................................    22
 ITEM 6.  SELECTED FINANCIAL INFORMATION.................................    23
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    24
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......    49
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    50
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    97
                                      PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    97
 ITEM 11. EXECUTIVE COMPENSATION.........................................    99
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................    99
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    99
                                      PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K............................................................    99

ITEM 1. BUSINESS

   Mariner Post-Acute Network, Inc. (the "Company") was formed through a series of business combinations commencing with the November 4, 1997 merger of Living Centers of America, Inc. ("LCA") with Apollo LCA Acquisition Corp., a Delaware corporation (the "Recapitalization Merger") and subsequent merger of GranCare, Inc., a Delaware corporation ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). On July 31, 1998, a wholly-owned subsidiary of the Company merged with and into Mariner Health Group, Inc., a Delaware corporation ("Mariner Health") with Mariner Health surviving the merger and continuing as a wholly-owned subsidiary of the Company (the "Mariner Merger"). The Company changed its name to "Paragon Health Network, Inc." following the Recapitalization Merger and subsequently changed its name to "Mariner Post-Acute Network, Inc." following the Mariner Merger. All references to "Mariner" or the "Company" are intended to include the operating subsidiaries through which the services described herein are directly provided. The GranCare Merger and the Mariner Merger were both accounted for under the purchase method of accounting and, accordingly, the results of operations of GranCare and Mariner Health have only been included in the Company's results from the respective dates of acquisition.

RECENT EVENTS

   On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions (the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action will likely constitute a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 ("Balanced Budget Act") and its implementation, which reduced the Company's Medicare reimbursement rate by approximately $115 per resident, per day.

   In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings"). For a description of the principal terms of the DIP Financings, see "Management's Discussion and Analysis of Operations--Liquidity and Capital Resources."

   On December 20, 1999, Apollo Management, LP and its affiliates ("Apollo") sold substantially all the Company's common stock, par value $.01 per share ("Common Stock"), beneficially owned by Apollo. In connection with this action, all five of the Apollo designees to the Company's Board of Directors resigned as Directors effective January 2, 2000. The right to designate members of the Company's Board of Directors was not assigned to the purchaser of the Common Stock sold by Apollo.

GENERAL

   The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled-nursing facilities. As of September 30, 1999, the Company's significant operations consist of (i) over 400 inpatient and assisted living facilities containing approximately 49,000 beds, (ii) 37 institutional pharmacies servicing more than 2,000 facilities and (iii) 14 long-term acute care hospitals ("LTACs") with approximately 700 licensed beds. In addition, the Company has limited home health, physician management and hospital contract management operations, the majority of which the Company plans to exit in the near future. The Company operates in 40 states with significant concentrations of facilities and beds in eight states and several metropolitan markets.

   Historically, the Company also (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to over 1,200 inpatient healthcare facilities throughout the United States, (ii) operated approximately 170 outpatient rehabilitation therapy clinics in eighteen states, (iii) managed specialty medical programs in acute-care hospitals through more than 100 hospital relationships in nineteen states (the Company has substantially exited this line of business), and (iv) operated more than thirty home health, hospice and private duty nursing branches in seven states (only two of which are still operated by the Company and is in the process of being divested). Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act of 1997 (the "Balanced Budget Act"), these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been or are being divested or closed.

   The Company derives a significant portion of its revenues from the federal Medicare program (21% of consolidated revenues during the fiscal year ended September 30, 1999). These changes in reimbursement result primarily from the Medicare program's recent transition from a cost-based reimbursement system to a prospective payment system ("PPS") for Medicare Part A services, and the adoption of fee screen schedules that limited and capped reimbursement for Medicare Part B therapy services. Historically, the Medicare program utilized a cost-based retrospective reimbursement system for nursing facilities and home health agencies for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits), as well as for capital costs and ancillary costs, primarily therapy and pharmacy costs. Under the historic reimbursement methodology, the Company was reimbursed separately for pharmacy and therapy services provided by the Company's pharmacy and therapy operations to the Company's inpatient operations based on the cost of the services provided, subject to certain "related party," "prudent buyer" and "salary equivalency" adjustments.

   Pursuant to the Balanced Budget Act, however, Medicare began phasing in PPS for skilled-nursing facilities, starting with cost reporting periods beginning on or after July 1, 1998. Under PPS, Medicare reimbursement for skilled nursing facilities is based on an all-inclusive per diem rate, which varies depending on the level of acuity of the patient. As a result, skilled nursing facilities reimbursed under the Medicare program are paid a federal per diem rate for virtually all covered services, including pharmacy and therapy services, regardless of the actual costs incurred by the provider.

   The reimbursement rates under PPS were not published until May 12, 1998, less than two months prior to the implementation of PPS, and were significantly lower than anticipated within the industry. In addition, in November 1998, the federal government published certain fee screen schedules for implementation effective January 1, 1999, that limited the amount of reimbursement for Medicare Part B therapy services and capped the total amount of reimbursement at $1,500 per patient, per provider. The Balanced Budget Act has had a material adverse effect on the Company rendering the Company unable to service its debt obligations to its senior lenders and the holders' of its senior subordinated notes while at the same time meeting the operating expenses of the Company's businesses. See "--Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Liquidity and Capital Resources." The Company hopes to use the Chapter 11 Filings to effect a comprehensive financial reorganization to better position the Company to address the changed economics resulting from the implementation of the Balanced Budget Act.

   The Consolidated Appropriations Act (the "CAA"), enacted in November 1999, makes a number of positive changes to the reimbursement rates for skilled nursing facilities over the next several years. Management believes that the reimbursement changes will not make up for revenue reductions already experienced during the PPS transition, but will serve to partially mitigate the further declines originally anticipated in years two through four of the PPS transition.

   One objective the Company hopes to achieve in connection with its Chapter 11 Filings is the restructuring of its capital structures such that the Company can operate profitably under PPS. As another means of enhancing its profitability, the Company is also actively reviewing its portfolio of properties and intends to divest marginal and unprofitable facilities. In order to further reduce corporate overhead, the Company recently engaged in an extensive review of its organizational structure, work processes, system capabilities needs and level of spending. As a result of such review, the Company has a plan that it believes will reduce corporate overhead by an additional 20% or more during the period from November 1, 1999 through September 2001. This reduction is in addition to the overhead reduction of approximately 30% achieved during the period from April 1999 through October 1999. All overhead reductions have been and will continue to be at the regional and corporate levels. The Company's goal is to leave operations at the facility level intact.

   The Company's principal executive offices are located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346, and the Company's phone number at such address is (678) 443-7000.

OPERATIONS

   The Company's services include three principal product groups, for which the Company commenced segment reporting as of September 30, 1999. These product groups are: (i) Mariner Inpatient Services; (ii) American Pharmaceutical Services; and (iii) Other, which consists primarily of the Company's LTAC operations and corporate overhead. In addition, the Company exited/sold several businesses during the fiscal year ended September 30, 1999, the results of which are included in "Other" below. As previously mentioned, the contract therapy business was disposed of during 1999 and is separately disclosed. See the Consolidated Financial Statements herein and
Note 24 to the Consolidated Financial Statements for the segment reporting of the Company's last three fiscal years.

 MARINER INPATIENT SERVICES

   Inpatient Services is the largest source of revenue for the Company. The Company operates 413 inpatient facilities including 12 freestanding assisted living facilities encompassing approximately 49,000 beds in 28 states. All of the Company's inpatient facilities are certified by the appropriate state agencies for participation in the Medicaid program and substantially all are certified for participation in the Medicare program.

   The Company's inpatient facilities provide care to patients requiring access to skilled nursing care at anytime. All patients in the Company's inpatient facilities receive assistance with activities of daily living ("ADL" services) including feeding, bathing, dressing, eating, transportation, toileting and related services. Inpatient care is provided by registered nurses, licensed practical nurses and certified nurses aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its Medical Director, and establishes relationships with a number of independent local specialists, who are available to care for the facility's patients. The Company's inpatient facilities provide a broad range of case management services over the course of treatment, including, as appropriate, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning and arrangement for home care.

   These basic services are supplemented, in the Company's Medicare certified facilities, by rehabilitation services, including physical, occupational, speech, respiratory and psychological therapies. These services were previously provided, in a majority of the Company's facilities, on a contractual basis between the facility and the Company's rehabilitation services operations. In connection with the exiting by the Company of the contract therapy business and the closure of this business line, many of the Company's therapists became employees of the Company's facilities.

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

 AMERICAN PHARMACEUTICAL SERVICES

   The Company's pharmaceutical services product group, American
Pharmaceutical Services, Inc. ("APS"), is one of the largest providers of institutional pharmacy services in the United States. Through 37 institutional pharmacies in 17 states, APS provides services and products to more than 1,000 long-term care centers with more than 125,000 beds in 19 states.

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

   The Company has hired a new Chief Executive Officer and Chief Financial Officer for APS and they are developing a focused plan to reduce overhead, evaluate institutional pharmacy economies and service and retain customers to reverse the financial performance decline experienced in 1999. In addition, the Company is evaluating the strategic options for APS.

OTHER

   "Other" is comprised of the Company's owned, leased or managed long-term acute care hospitals ("LTACs"), therapy, home health and hospital contract management businesses. Although therapy, home health and results of operations are included in the Company's results of operations for the fiscal year ended September 30, 1999, the Company substantially exited these businesses during the year ended September 30, 1999, primarily as a result of the implementation of the Balanced Budget Act.

  LTACs. The Company owns, leases or manages 14 LTACs encompassing approximately 700 licensed beds in four states. LTACs provide an intermediate place to which patients can be discharged from a short-term acute care hospital when the patient's condition warrants more intensive care than can be provided in a typical nursing facility. The Company's LTAC's are generally located in areas where the Company has a significant concentration of inpatient facilities to which the LTAC patients can be discharged as their condition improves, thus constituting a key referral source. The Medicare reimbursement of the Company's LTAC was not materially affected by the Balanced Budget Act and the Company's LTAC's continue to be reimbursed on a cost basis.

   Therapy. The Company's therapy operations consisted primarily of the operation of outpatient rehabilitation clinics and the provision of therapy services to the Company's and third party's skilled nursing facilities. Prism Rehab Systems provided comprehensive rehabilitation programs and services (physical, occupational and speech therapy) to nursing facility residents through contracts with over 1,200 inpatient facilities throughout the United States. This product group also provided a variety of rehabilitation management consulting services to post-acute and long-term care facilities. Rehability Health operated the Company's outpatient rehabilitation clinics, hospital services, network administration and worksite programs. This product group operated 175 outpatient rehabilitation clinics in 18 states, with geographic concentrations of clinics in six major metropolitan areas. In addition, Rehability Health provided inpatient and outpatient rehabilitation services under 43 contractual arrangements with acute-care hospitals.

   On June 30, 1999 the Company completed a transaction which was effective July 1, 1999. The Company sold its outpatient clinic business to HealthSouth Corporation. On July 29, 1999, the Company sold its acute-care hospital rehabilitation program management business to National Rehab Partners, Inc. During the course of fiscal 1999, the Company terminated all other contractual relationships to provide therapy services to third parties. Therapists provided to the Company's skilled nursing facilities on a contract basis were, in most cases, "in-housed" and employed by one of the Company's facilities. For the year ended September 30, 1999, the Company derived approximately 7% of its consolidated revenue from its third party therapy operations.

   Home Health. The Company's home health and hospice operations consisted of more than 30 home health, hospice and private duty branches in seven states. Effective September 30, 1998, the Company divested itself of substantially all of its hospice operations and, over the course of the 1999 fiscal year, the Company divested itself of or closed substantially all of its home health and private duty operations. Through these operations, the Company provided skilled nursing, rehabilitation, pharmacy, infusion therapy and respiratory services and durable medical equipment and supplies to individuals needing such services in their homes. For the year ended September 30, 1999, the Company derived less than 2% of its consolidated revenue from its home health operations.

   Hospital Contract Management. The Company previously managed specialty medical programs in acute care hospitals through more than 100 hospital relationships in 19 states and had substantially exited this business by December 31, 1999. The service offerings for hospital program management included developing and managing specialty geriatric programs on behalf of acute care hospitals, including subacute skilled nursing, rehabilitation therapy, geriatric mental health, respiratory therapy and geriatric primary care networks. The Company was generally responsible for managing the clinical and operational aspects of a prescribed program, including quality control. The Company sold the gero-psych portion of this business to Psychiatric Solution, Inc. in August 1999. For the year ended September 30, 1999, the Company derived less than 1% of its consolidated revenue from these operations.

   Physician Management. Other also consists of the Company's physician operations (the Company closed this business as of December 31, 1999) which were not material to the Company's results of operations.

SOURCES OF REVENUE

   The Company receives payments for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid and from private insurers and the patients themselves. The implementation of PPS and fee screen schedules pursuant to the Balanced Budget Act has had a material adverse effect on the Company's revenues.

   The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the payor mix, the type of services rendered to the patient and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories as well as changes in the quality mix will significantly affect the profitability of the Company's operations. Historically, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Also, the Company historically derived higher revenues from providing specialized medical services than routine inpatient care. For the year ended September 30, 1999, the Company derived 32%, 21% and 47% of its net patient revenues from private pay, Medicare and Medicaid services, respectively (without giving pro forma effect to the GranCare Merger and Mariner Merger).

   Although reimbursement for Medicare residents historically generated a higher level of revenue per patient day, with margins that generally exceeded those of Medicaid patients, profitability was not proportionally tied to the revenue growth due to the additional costs associated with providing the higher level of care and other services required by such residents. PPS and fee screens for Part B Medicare therapy services have further eroded the profitability of Medicare patients as compared to Medicaid patients.

   Under PPS, each patient is evaluated and assigned to one of 44 payment groupings, which determines the per diem reimbursement rate for that patient. The higher the acuity level of the patient, the more services that are required by that patient. Accordingly, a higher acuity patient that requires more services is assigned to a higher payment grouping, resulting in a higher per diem rate. The ability of the Company to offer the ancillary services required by higher acuity patients in a cost effective manner will be critical to the Company's success and will affect the profitability of the Company's Medicare patients.

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

   The Company plans to take advantage of other opportunities for increased profitability, including arrangements with healthcare providers such as health maintenance organizations ("HMOs"). The Company continues to establish relationships with managed care providers, which it believes will increase its subacute care business. Typically, patients referred by managed care providers, including HMOs and preferred provider organizations, generate higher revenues per patient day than Medicaid patients as a result of the higher acuity of the enrollees. Management believes that the Company's ability to provide subacute and specialty medical services at a lower cost than acute care hospitals is a competitive advantage in providing services to managed care providers.

COMPLIANCE INITIATIVES

   The purpose of the compliance program is to address the Company's compliance issues, communicate issues to the Chief Executive Officer and Board of Directors of the Company, monitor the Company's "hotline," assure ethical and legal conduct by the Company's management and employees, and to work with the Human Resources, Legal and Internal Audit Departments on compliance training issues, on quality of care issues and legal matters involving compliance issues.

   The Company's "hotline" is prominently posted in all of the Company's inpatient facilities and other areas where the Company has operations. Employees, patients and family members are encouraged to call the hotline, either in person or anonymously, to report any potential issues that they might note. Upon receipt of a call, the compliance department investigates the issue and, if necessary, liaisons with the appropriate corporate departments in order to resolve the issue. Employees are assured that any calls to the hotline will not result in any retribution by the Company. Management believes that this program has been highly successful and will help the Company to identify trends and potential problem areas in a timely fashion for quick remediation.

   The Company has also implemented a comprehensive background check initiative aimed at improving the quality of the Company's workforce and reducing employee turnover. To the best of the Company's knowledge, the design of this program meets or exceeds all state and federal regulatory requirements for background checks.

MANAGEMENT INFORMATION SYSTEMS

   The Company has devoted substantial time and resources towards integrating the information systems of its constituent corporations. The Company has recently completed the installation of a new client-server based financial and payroll/human resource software package. The Company believes that the new software will provide more timely retrieval of financial and operating data and enhanced analytical review capabilities, thereby increasing the utility and functionality of the Company's information systems. The Company expects that the standardized financial reporting, streamlined human resource management and increased access to critical and time-sensitive information across the Company will assist it in operating more efficiently.

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

     Medicare and Medicaid. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company's nursing facilities are licensed under applicable state law and are certified or approved as providers or suppliers under Medicare and state Medicaid programs, as applicable.

     Cost Based Reimbursement. The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities and long-term acute care ("LTAC") hospitals for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act discussed below, Medicare is transitioning into PPS for skilled nursing facilities. Pursuant to the Consolidated Appropriations Act discussed below, Medicare has been directed to phase-in a PPS for LTAC hospitals effective for cost reporting periods beginning on or after October 1, 2002.

   Prior to the implementation of PPS, Medicare revenues and Medicaid reimbursement rates were historically determined from annual cost reports filed by the Company which were (and, with respect to cost periods that have not been settled, still are) subject to audit by the respective fiscal intermediaries and agencies administering the programs. The audits generally focus on the reasonableness and necessity of the costs incurred by providers. Some Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some facilities which reduce the amount of reimbursement that was received by the facilities and which the Company is appealing. Significant cost adjustments are based on the intermediaries' denials of the exception to the related organizations principle with regard to services and supplies furnished by the Company's pharmacy and its former rehabilitation subsidiaries to its nursing facilities, and reductions in costs claimed for therapy services for alleged failures to comply with prudent buyer requirements. An unrelated provider received a favorable decision on its prudent buyer appeal based on similar facts. The Company believes it has substantial arguments in support of its position that the contested costs are appropriate, but there can be no assurance that the Company will prevail on all or any appeal issues, nor that it will not be required to expend significant amounts to complete the appeal process. All items under appeal are fully reserved for in the Company's financial statements until such time as there is no uncertainty as to the outcome of the relevant appeal. Prior adjustments to the Company's cost reports historically have had a material adverse effect on its operating results, especially with respect to the operations of Mariner Health. Future adjustments to such cost reports or unsuccessful appeals of current adjustments could have a material adverse effect on the Company's operating results in the future. The Company files routine cost limit exception requests with respect to cost reporting periods prior to the implementation of PPS for the facilities which exceed the limits and fit the criteria as exception candidates. The Company benefits from these exceptions, and generally exception requests have been approved. However, there can be no assurance that any such pending or future requests for the routine cost limit exception will be granted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

   Balanced Budget Act--Medicare. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs that affect the Company. With respect to the Medicare program, the new law required the establishment of a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. The PPS system was phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented fee screens with respect to Medicare Part B therapy services, which were effective January 1, 1999. These rates were published in November 1998 and revise the reimbursement methodology with respect to these services from a cost-basis to a set fee. Subsequent legislation (see "--Consolidated Appropriations Act--Medicare" below) will increase the per diem rate for certain higher-acuity patients. The Balanced Budget Act also imposed a per beneficiary cap of $1,500 per provider per therapy service provided, also effective January 1, 1999. This cap was recently suspended by the Consolidated Appropriations Act for 2000 and 2001. The Balanced Budget Act also instituted consolidated billing for skilled nursing facility services, under which all payments for non-physician services to beneficiaries are made to the facility, regardless of whether the item or service was directly furnished by the facility or by others under arrangement. While this provision was to be effective for items or services furnished on or after July 1, 1998, it has been delayed for certain covered services furnished to skilled nursing facility residents no longer eligible for Part A skilled nursing facility care. The Company anticipates that the delayed consolidated billing provisions may be implemented in 2000. Other provisions limited Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.

   As of July 1, 1999, all of the Company's Medicare-certified skilled nursing facilities were operating under PPS. PPS has resulted in more intense price competition and lower margins for both the Company's skilled nursing and pharmacy operations. PPS has also resulted in the decision by the Company to divest or discontinue certain businesses formerly operated by the Company where the revenues derived from such businesses under PPS are not sufficient to enable the Company to operate such businesses profitably. See "Business" above. In light of the Company's current capital and overhead structure, there can be no assurance that the Company will be successful in reducing its operating costs below the PPS reimbursement rates or the Medicare Part B therapy fee screen rates. As a result, the Company commenced the Chapter 11 Filings with a view to effecting a comprehensive financial restructuring to facilitate the Company's ability to operate profitably under PPS.

   Consolidated Appropriations Act--Medicare. On November 29, 1999, President Clinton signed into law H.R. 3194, the "Consolidated Appropriations Act" (the "CAA") (P.L. 106-113), legislation designed to mitigate the effects of the Balanced Budget Act. While the CAA is expected to ameliorate somewhat the adverse effects of the Balanced Budget Act, the Company has not yet evaluated what effect the CAA will have on its operating results. However, the Company does not believe the CAA will have a material positive effect on its operating results. See "Business--Regulation." The CAA, however, temporarily increases the acuity adjusted PPS rates by 20 percent for 15 acuity categories. As evidenced by the language of the CAA, this payment increase is intended to compensate SNFs for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. SNFs providing care to patients falling within every non-rehabilitation acuity category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three acuity categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments will begin on April 1, 2000, and end before the later of (A) October 1, 2000, or (B) the date the Health Care Financing Administration ("HCFA") implements a refined PPS system that better accounts for medically-complex patients. Neither the CAA nor the accompanying Conference Report provides HCFA with specific directions regarding such refinements to the PPS system. In addition, the CAA provides for a four percent increase in the federal per diem payment rates for all acuity categories in both fiscal years 2001 and 2002. This increase will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate.

   Balanced Budget Act--Medicaid. The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. It is unclear at this time whether state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states' waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

   Future Reform. Healthcare reform remains an issue for healthcare providers. Many states are currently evaluating various proposals to restructure the healthcare delivery system within their respective jurisdictions. It is uncertain at this time what healthcare reform legislation will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. Management anticipates that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. Management is unable to predict the ultimate impact of any future state restructuring of the healthcare system, but such changes could have a material adverse impact on the results of operations, financial condition and prospects of the Company.

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

   Survey and Certification. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987, obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by the Health Care Finance Administration ("HCFA") effective July 1, 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies (meaning remedies other than termination of a facility from the Medicare or Medicaid programs) against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil money penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. HCFA requires long-term care providers to comply with certain standards as a condition to participation in the Medicare and Medicaid programs. Failure to comply may result in termination of the provider's Medicare and Medicaid provider agreements.

   The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such review, either takes appropriate corrective action and/or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon any measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs, or licensure revocation. No such enforcement action against a facility or provider has had a material adverse impact on the Company in the past, although there can be no assurance that such an enforcement action will not have a material impact on the Company in the future. The Company believes it substantially complies with these regulatory requirements, but there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to do so.

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

   Additionally, the Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous health care fraud provisions, including new civil money penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for certain providers and suppliers including home health agencies; and an expansion of the mandatory and permissive exclusions added by the Accountability Act to any federal healthcare program (other than the Federal Employees Health Benefits Program).

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

   Certificates of Need. Certificate of Need ("CON") statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds.

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

   Senate Hearing. During the week of July 27, 1998, the Senate Special Committee on Aging conducted a hearing concerning nursing home quality issues, which resulted in heightened media attention and increased public scrutiny of the nursing home industry. Since this hearing, there appears to have been increased enforcement actions against nursing homes, including those operated by the Company, by state survey agencies, including threats to terminate facilities from participating in the Medicare and Medicaid programs, and the impositions of fines. Two facilities operated by the Company have had Medicare contracts terminated and a number have had fines imposed. The Company evaluates each termination and fine imposition and either pays the fine as assessed or appeals the assessment. Termination actions are either appealed or settled. See "Survey and Certification." While the Company believes that it substantially complies with applicable regulatory requirements, there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to pursue appeals of fine impositions, terminations or other sanctions.

   Draft Compliance Program. On October 28, 1999, the OIG issued draft guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste and abuse in health care programs, including Medicare and Medicaid. The draft guidance, Compliance Program Guidance for Nursing Facilities, was published as a notice in the Oct. 29, 1999, Federal Register. After reviewing and incorporating comments receiving during a comment period, as appropriate, the OIG will publish a final version of the voluntary compliance guidance in the Federal Register. The draft guidance recommends that nursing facilities enact certain procedures and policies in prevention of fraud, waste, and abuse. The Company has a compliance program it adopted voluntarily in early 1998, and believes its compliance program substantially incorporates the guidance which the OIG has proposed to be included in such programs. See "Business--Compliance Initiatives."

   Possible Increase in Regulatory Oversight. As a result of the Chapter 11 Filings, the Company may experience an increase in regulatory oversight compared to historical levels from both federal and state regulatory bodies. The increased oversight may result from such regulatory bodies' concerns that the Company's current financial difficulties may result in a decrease in the quality of care provided at the Company's inpatient and other facilities. Although the Company believes that it is in substantial compliance with applicable regulatory requirements, no assurance can be given that, if the Company is subject to an increase in regulatory oversight as a result of the concerns described above, such increased oversight will not have a material adverse effect on the Company.

   OIG Fiscal Year 2000 Work Plan. In October of 1999, the OIG released its fiscal year 2000 Work Plan, which summarizes the major projects the OIG intends to pursue in each of HHS' major operating areas, including HCFA. Initiatives include review of skilled nursing facility coverage after unnecessary hospital stays, hospitals exempt from PPS, home health compliance, implementation of PPS, the role of the nursing home medical director, therapy services in skilled nursing facilities, financing screening and the distinct part rule. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, there can be no assurance that the Company will not be required to expend significant sums in connection with increased governmental investigatory activity.

COMPETITION

   The long-term healthcare industry is segmented into a variety of competitive areas which market similar services. These competitors include nursing homes, hospitals, extended care centers, assisted living facilities, retirement centers and communities and home health and hospice agencies. Many operators of acute care hospitals offer or may offer post-acute care services in the future. These operators would have the competitive advantage of being able to offer services to patients at their affiliated post-acute care operations. The Company's facilities historically have competed on a local basis with other long-term care providers, and the Company's competitive position will vary from center to center within the various communities it serves. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the long-term care facilities and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company's facilities covered by Medicaid and Medicare as well as the location and physical condition of its facilities will significantly affect its competitive position in its markets. The Company's ability to compete may also be adversely affected by publicity regarding the Company's Chapter 11 Filings. Competition in the institutional pharmaceutical services markets ranges from small local operators to companies that are national in scope and distribution capability.

INSURANCE

   The Company maintains general and professional liability ("GL/PL") insurance coverage on behalf of itself and its subsidiaries. Up until March 31, 1998, for various preceding policy years, the policies carried deductibles or self-insured retentions in varying amounts up to $1 million depending on the subsidiary and its location. From March 31, 1998 through March 31, 1999, the Company maintained GL/PL insurance coverage that provided for a $100,000 self-insured retention per claim in all states in which the Company operated, other than Texas, where the self-insured retention was $1 million. This policy contained a cap on the aggregate self-insured retention that the Company could be required to pay with respect to any covered year. Effective March 31, 1999, the self-insured retention on the Company's former policy was increased to $500,000 for all states except Texas and Florida, where it was $1 million. In June 1999, the Company received notice of cancellation from the former carrier of its GL/PL coverage, based upon claims of underwriting risks. Effective July 31, 1999, the Company obtained a replacement policy with another carrier, which resulted in a $4.4 million increase in annual premium and elimination of former policy's aggregate retention limit and a self-insured retention of $1.0 million with respect to any claim in any state. The elimination of the aggregate retention limit is expected to increase the actuarial cost of GL/PL claims by approximately $42.6 million in the next year. This increased expense will have a delayed negative effect on cash flow as claims develop over the next several years. The increased cost to the Company under the new insurance program could have a material adverse effect on the Company's financial condition.

   The Company also requires that physicians practicing at its inpatient facilities carry medical malpractice insurance to cover their individual practice. In addition, insurance coverage for punitive damages is not available in certain states in which the Company operates, and proceedings involving claims of punitive damages are pending in certain of these states. Moreover, given the current regulatory enforcement and litigation environment, as well as the recent changes to the Company's insurance coverage, there can be no assurance that costs for obtaining future PL/GL insurance coverage will not continue to increase, or that the Company's current insurance coverages will be adequate to satisfy any future adverse determinations against the Company. See "Business--Regulation," "Legal Proceedings" and Notes 17 and 18 to the Consolidated Financial Statements.

EMPLOYEES

   The Company employs approximately 54,000 employees. The Company depends upon skilled personnel such as nurses as well as unskilled labor to staff its facilities. In some areas in which the Company operates there is a labor shortage that could have a material adverse effect upon the Company's ability to attract or retain sufficient numbers of skilled personnel and the ability to attract or retain sufficient numbers of unskilled labor at reasonable wages. The Company's Chapter 11 Filings could also have a material adverse effect on its ability to attract, retain and motivate a sufficient number of both skilled and unskilled labor. The Company has collective bargaining agreements with unions representing employees at 38 facilities and with employee counsels at two of its facilities. Unions represent employees at three additional facilities and the Company is currently negotiating collective bargaining agreements with unions at two of such facilities. The Company cannot predict the effect continued union representation or organizational activities will have on its future activities. However, the aforementioned organizations have not caused any material work stoppages in the past.

RISK FACTORS AND CAUTIONARY STATEMENTS

   Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contains information concerning the Company's plan to restructure its debt obligations and other financial commitments; and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" contains information concerning management's belief regarding the impact of the Year 2000 issue. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

   The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

    (i) There can be no assurance that the amounts available to the Company through the DIP Financings will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and confirmed by the court overseeing the Company's Chapter 11 Filings.

   (ii) There can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings will allow the Company to operate profitably under PPS or give the Company sufficient liquidity to meet its operational needs.

  (iii) There can be no assurance regarding the future availability or terms of financing in light of the Company's Chapter 11 Filings.

   (iv) There can be no assurance regarding any adverse actions which may be taken by creditors or landlords of the Company which may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 Filings.

    (v) The Company may have difficulty in attracting patients or labor as a result of its Chapter 11 Filings.

   (vi) The Company may be subject to increased regulatory oversight as a result of its Chapter 11 Filings.

   (vii) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the type of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

  (viii) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from nongovernmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both governmental and non-governmental payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement, especially with the implementation of PPS and fee screens with respect to therapy services. The Company cannot predict whether or what proposals or cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations and financial condition of the Company.

    (ix) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the failure to comply with applicable regulatory requirements, the delicensing of facilities owned, leased or managed by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs, or the imposition of harsh enforcement sanctions could have a material adverse effect upon the operations and financial condition of the Company.

     (x) With respect to the year 2000 disclosure contained in Management's Discussion and Analysis of Financial Position and Results of Operations-Year 2000, management is unable to predict the extent to which its third-party payors will be affected by the Year 2000 Issue.

    (xi) There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company's financial position.

   In addition, the Company's Chapter 11 Filings may disrupt its operations and may result in a number of other operational difficulties, including the following:

     (i) The Company's ability to access capital markets will likely be limited;

    (ii) The Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

   (iii) The Company may be unable to retain top management and other key personnel;

    (iv) The Company may experience a reduction in the census at its skilled nursing facilities and hospitals; and

     (v) Suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

ITEM 2. PROPERTIES

   As of September 30, 1999, the Company operates 413 long-term care facilities (400 skilled nursing facilities and 13 free standing assisted living facilities) with over 49,000 licensed beds located in 28 states. Of this total, 74 facilities located in 15 states are Mariner Health facilities ("Mariner Health Facilities"). Substantially all of the Mariner Health Facilities serve as collateral for the obligations of Mariner Health under the Mariner Health senior credit facility. In connection with the Chapter 11 Filings, the Company agreed to manage these facilities for the lenders party to Mariner Health's senior credit facility for a management fee equal to 5% of the revenues attributable to the Mariner Health Facilities subject to Mariner Health's Senior Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources. Licensed beds represent the number of beds for which a license has been issued and may vary from the actual beds available for use. The average occupancy rate for the Company's inpatient facilities (excluding LTACs) was 85.2% for the year ended September 30, 1999. The Company operates the following facilities:

                               OWNED            LEASED           MANAGED            TOTAL
                         ----------------- ----------------- ---------------- -----------------
                         FACILITIES  BEDS  FACILITIES  BEDS  FACILITIES BEDS  FACILITIES  BEDS
                         ---------- ------ ---------- ------ ---------- ----- ---------- ------
Alabama.................      7        848    --         --     --        --       7        848
Arizona.................      4        506     10      1,236    --        --      14      1,742
California..............      7        832     31      3,727      4       385     42      4,944
Colorado................     30      2,974      4        675    --        --      34      3,649
Connecticut.............      2        250      1         90    --        --       3        340
Delaware................    --         --     --         --       1        99      1         99
Florida.................     26      3,225      2        237    --        --      28      3,462
Georgia.................      5(1)     571      6        740    --        --      11      1,311
Iowa....................      1         99    --         --       6(2)    448      7        547
Illinois................     14      1,271      5        667    --        --      19      1,938
Indiana.................    --         --       3        415    --        --       3        415
Louisiana...............      1        276      5        984    --        --       6      1,260
Maryland................     11      1,768      2        368    --        --      13      2,136
Massachusetts...........      5        576    --         --       6       809     11      1,385
Michigan................     13      1,863    --         --     --        --      13      1,863
Mississippi.............      1        121     10      1,104    --        --      11      1,225
Nebraska................      7        585    --         --     --        --       7        585
North Carolina..........     27      3,261      7(3)     909    --        --      34      4,170
Ohio....................      1         93      1        100    --        --       2        193
Oklahoma................    --         --       1        161    --        --       1        161
Pennsylvania............      2        205    --         --     --        --       2        205
South Carolina..........      3        565      9        964    --        --      12      1,529
Tennessee...............      2        210      4        479    --        --       6        689
Texas...................     58      6,935     42      4,447      1       116    101     11,498
Virginia................    --         --       2        166      1        60      3        226
West Virginia...........      1        186    --         --     --        --       1        186
Wisconsin...............      6(4)   1,074      9      1,136    --        --      15      2,210
Wyoming.................      4        417      2(3)     140    --        --       6        557
                            ---     ------    ---     ------    ---     -----    ---     ------
Total...................    238     28,711    156     18,745     19     1,917    413     49,373
                            ===     ======    ===     ======    ===     =====    ===     ======

--------
(1) One assisted living facility was divested subsequent to September 30, 1999.
(2) All of the indicated facilities were divested subsequent to September 30, 1999.
(3) One skilled nursing facility was divested subsequent to September 30, 1999.
(4) One skilled nursing facility opened subsequent to September 30, 1999.

   In addition to long-term care facilities, the Company operates 37 institutional pharmacies in 17 states, as follows:

     STATE                                                            PHARMACIES
     -----                                                            ----------
     Alabama.........................................................      1
     Arizona.........................................................      1
     Colorado........................................................      2
     Connecticut.....................................................      1
     Florida.........................................................      7
     Georgia.........................................................      2
     Illinois........................................................      1
     Indiana.........................................................      1
     Louisiana.......................................................      2
     Maryland........................................................      1
     Massachusetts...................................................      1
     Mississippi.....................................................      1
     New Jersey......................................................      1
     North Carolina..................................................      2
     Tennessee.......................................................      1
     Texas...........................................................     11
     Wisconsin.......................................................      1
                                                                         ---
     Total...........................................................     37
                                                                         ===

   All of the Company's institutional pharmacy locations are leased, substantially all of which are subject to "triple net" leases containing standard market terms.

   The Company's LTAC business operates 14 owned, leased or managed LTAC's located in the following states:

                                 OWNED OR LEASED     MANAGED          TOTAL
                                 --------------- --------------- ---------------
                                 FACILITIES BEDS FACILITIES BEDS FACILITIES BEDS
                                 ---------- ---- ---------- ---- ---------- ----
Arizona.........................      1      21     --      --        1      21
Louisiana.......................      3     172       1      20       4     192
Ohio............................    --      --        1      45       1      45
Texas...........................      6     377       2      76       8     453
                                    ---     ---     ---     ---     ---     ---
Total...........................     10     570       4     141      14     711
                                    ===     ===     ===     ===     ===     ===

   The average occupancy rate for the Company's LTACs for the year ended September 30, 1999 was 56.3%.

   Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. See Notes 12 and 17 to the Consolidated Financial Statements. The Company is in the process of actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable quality or financial performance standards or do not fit strategically into the Company's operations.

   As a result of the Chapter 11 Filings, the Company is in default under certain of the leases and security arrangements pertaining to the facilities listed above. Additionally, certain of the Company's leases contain cross default provisions that may be triggered if certain of the Company's debt obligations are accelerated. The Company has received default notices under its leases from landlords owning a material number of the Company's facilities and security arrangements with certain lenders, primarily as a result of the Company's financial condition. There can be no assurance that the existing defaults and/or defaults that may arise in the future under such leases and security arrangements will not have a material adverse effect on the Company or its attempts to structure a plan of reorganization acceptable to the Company's landlords and other creditors.

ITEM 3. LEGAL PROCEEDINGS

   As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California and Florida, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company's current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

   From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition, lack of liquidity and change in the Company's GL/PL insurance policy, settling a large number of cases within the Company's $1 million self-insured retention limit could have a material adverse effect on the Company .

   On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Oral Argument has been set for January 18, 2000. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

   The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States' Office for the Eastern District of Texas (Beaumont) advising that the office was involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation was the result of a qui tam complaint filed under seal against the Company. On May 3, 1999, the Government advised that it has declined to intervene into this matter, but the case remains under seal. The Company received a letter from the court clerk informing the Company that this case was closed as of September 15, 1999.

   On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. The Company is vigorously contesting the alleged claims.

   On May 18, 1998, a class action complaint was asserted against the Company, certain of its predecessor entities and affiliates and certain other parties in the Tampa, Florida Circuit Court, Wilson, et al, v. Mariner Post-Acute Network, Inc., et al., case no. 98-03779, asserting seven claims for relief, including breach of contract, breach of fiduciary duty, unjust enrichment, violation of Florida Civil Remedies for Criminal Practices Act, violation of Florida Racketeer and Corrupt Organization Act, false advertising and common law conspiracy arising out of quality of care issues at a healthcare facility formerly operated by the Brian Center Health and Rehabilitation/Tampa, Inc. and later by a subsidiary of LCA as a result of the Brian Center Corporation merger. The Company removed this case to Federal Court on June 10, 1998 and the matter was pending in the United States District Court for the Middle District of Florida, Tampa division, case no. 98-1205-CIV-T23B. The plaintiff voluntarily dismissed this case on April 16, 1999.

   On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X- Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are: that the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and that the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 to $7.2 million. The Company is vigorously contesting all claims and filed two motions to dismiss on behalf of its subsidiaries on November 23, 1998. The United States has agreed to the motion to dismiss GranCare as a party. The Court has heard a motion to dismiss the Civil False Claims Act and other claims against International X-Ray. The Company is awaiting the Court's decision.

   On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Company is awaiting a decision from the Court and is not in a position to evaluate the probability of a favorable outcome or the range of potential loss. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

   On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. The complaint which was unsealed, has been recently amended to add additional relators and allegations under the Federal False Claims Act. The Company has been advised that the government is evaluating its decision not to intervene with regard to the amended complaint and relators. The Company will vigorously contest the alleged claims. In addition, a three judge panel of the United States Court of Appeals for the Fifth Circuit recently held that qui tam lawsuits in which the government does not intervene are unconstitutional under the Take Care Clause of Article II of the United States Constitution. The Court declined to rule whether qui tam suits in which the government does intervene are unconstitutional. The full bench of the U.S. Court of Appeals for the Fifth Circuit agreed November 15, 1999, to review this decision. Riley v. St. Luke's Episcopal Hospital, No. 97-20948, rehearing en banc granted (5th Cir., 1999). A full court determination affirming the court's decisions could favorably effect the outcome of this action, which is currently before a United States District Court located in the Fifth Circuit.

   On approximately June 8, 1999, OIG issued a subpoena duces tecum to Mariner of Catonsville. The subpoena requests medical records pertaining to eighteen residents. The subpoena also requests other broad categories of documents. The Company has produced a substantial amount of documents responsive to the Subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

   On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by producing documents responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators' complaint. The Company intends vigorously to defend this action.

   On November 10, 1999, suit was filed in the United States District Court for the Western District of Tennessee against the Company and its subsidiary, National Heritage Realty, Inc. ("National Heritage") by Mid-South Healthcare Associates, L.L.C. ("Mid-South"), civil action No. 99-299-MIA. Mid-South in its complaint seeks declaratory judgment and injunctive relief related to Mid-South's contention that two leases, currently held by National Heritage, for twelve nursing home facilities in Tennessee and Mississippi expire on January 31, 2000, and Mid-South's contention that the nursing home facilities have not been maintained to the levels required by the leases. Mid-South also seeks unspecified damages. On December 16, 1999, the Company and National Heritage answered the complaint and counterclaims were asserted on behalf of National Heritage seeking a declaratory judgment that it properly exercised certain options to extend the leases for five year periods (through January 31, 2005), seeking injunctive relief to prevent interference with its right of possession and seeking damages for Mid-South's breach of its duty of good faith and fair dealing. The dispute involves the interpretation of language in certain lease amendments and whether or not Mid-South, by failing to renew certain ground leases upon which three of the twelve leased facilities are built, can unilaterally extinguish National Heritage's options to extend the leases for an additional five year term.

   On January 13, 2000, the Company, National Heritage and Mid-South entered into a Lease Amendment Agreement (the "Agreement") to settle and resolve all of the claims pending in the subject litigation. The Agreement requires, inter alia, all parties to release and dismiss their respective claims and counterclaims. In addition, Mid-South will agree that the leases on the Facilities have been extended through January 31, 2005 (with an option term through January 31, 2010), will invest up to $3.0 million in capital improvements to certain of the Facilities and will provide certain consulting services in connection therewith. The Company will pay Mid-South a consulting fee of $1.7 million per year and additional rent contingent on the level of capital expenditures actually made by Mid-South. The Company will also make certain capital improvements to the Facilities. The Company will file the necessary motion with the Bankruptcy Court seeking approval to assume this contract on a post-petition basis.

   On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions (the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action will likely constitute a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 ("Balanced Budget Act") and its implementation, which reduced the Company's Medicare reimbursement rate by approximately $115 per resident, per day.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS AND SALES PRICES OF COMMON EQUITY SECURITIES

   From November 4, 1997 through July 31, 1998, the Company's common stock was traded on the New York Stock Exchange ("NYSE") under the symbol "PGN." On August 1, 1998, the Company's symbol on the NYSE was changed to "MPN." On November 2, 1999, trading in the Company's common stock was suspended on the NYSE and the common stock commenced trading on the OTCBB under the symbol "MPAN."

                                           1999                 1998
                                        ---------------     ----------------
QUARTER ENDED                           HIGH       LOW       HIGH      LOW
-------------                           -----     -----     ------    ------
December 31............................ $ 7  1/8  $ 3  3/16 $ 20  3/4 $ 16  1/4
March 31...............................   5  1/16   2  1/16   21  1/2   17  1/16
June 30................................   3  3/4       1/2    21        13  7/8
September 30...........................   1  1/16      5/16   17  1/4    4  7/8

NUMBER OF STOCKHOLDERS

   As of January 12, 2000, there were approximately 1,737 owners of record of the Company's common stock.

DIVIDENDS

   The Company has not paid any cash dividends on its common stock since inception and, in light of the Chapter 11 Filings, does not anticipate paying any such dividends on its common stock in the future. In addition, the terms of the DIP Financings, the Company's Senior Credit Facility, the indenture with respect to the Company's outstanding Senior Subordinated Notes, and various other note agreements contain covenants that effectively limit the ability of the Company to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 12 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL INFORMATION

   The following selected financial data are derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The Consolidated Financial Statements give retroactive effect to the acquisition by merger of the Brian Centers Corporation as though the transaction occurred on October 1, 1994; such transaction has been accounted for using the pooling of interests method of accounting. THE CONSOLIDATED FINANCIAL STATEMENTS GIVE EFFECT TO THE APOLLO/LCA/GRANCARE MERGERS EFFECTIVE NOVEMBER 1, 1997 AND THE MARINER MERGER EFFECTIVE JULY 31, 1998. The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                       YEAR ENDED SEPTEMBER 30,
                         -------------------------------------------------------------
                            1999          1998         1997         1996        1995
                         -----------   ----------   ----------   ----------   --------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND
                                           STATISTICAL DATA)
INCOME STATEMENT DATA:
  Net revenues.......... $ 2,272,580   $2,035,529   $1,140,288   $1,114,491   $893,869
  Income (loss) from op-
   erations.............  (1,583,135)     (94,072)      95,108       89,556     57,005
    Interest expense,
     net................     195,261      114,302       16,852       12,461     10,817
    Equity
     earnings/minority
     interests..........         114         (562)        (735)        (156)      (204)
    Extraordinary loss..         --       (11,275)         --           --         --
    Net income (loss)...  (1,778,282)    (209,652)      43,917       43,180     24,234
  Pro forma taxes(1)....         --           --           --           --         599
  Pro forma net income
   (loss)(1)............  (1,778,282)    (209,652)      43,917       43,180     23,635
  Earnings (loss) per
   share--basic(2)...... $    (24.21)  $    (4.31)  $     0.75   $     0.72   $   0.43
  Pro forma earnings
   (loss) per share--ba-
   sic(1)(2)............ $    (24.21)  $    (4.31)  $     0.75   $     0.72   $   0.42
  Earnings (loss) per
   share--diluted(2).... $    (24.21)  $    (4.31)  $     0.73   $     0.71   $   0.42
  Pro forma earnings
   (loss) per share--
   diluted(1)(2)........     $(24.21)  $    (4.31)  $     0.73   $     0.71   $   0.41
  Weighted average num-
   ber of shares out-
   standing--basic (in
   thousands)(2)........      73,459       48,601       58,613       60,372     56,553
  Weighted average num-
   ber of shares out-
   standing--diluted (in
   thousands)(2)........      73,459       48,601       59,808       60,946     57,134


OPERATING STATISTICS:
  Number of centers (end
   of period)...........         413          428          202          206        294
  Average occupancy
   rate.................        85.4 %       84.1 %       82.9 %       83.9 %     85.1 %
  Percentage of patient
   revenues from:
    Private.............        31.8 %       29.9 %       33.4 %       31.9 %     25.5 %
    Medicare............        21.0         31.5         25.7         25.5       23.9
    Medicaid............        47.2         38.6         40.9         42.6       50.6
  Percentage operating
   margin...............         N/M         (4.6)%        8.3 %        8.0 %      6.4 %


                                             SEPTEMBER 30,
                         -------------------------------------------------------------
                            1999          1998         1997         1996        1995
                         -----------   ----------   ----------   ----------   --------
                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital....... $(1,945,915)  $  350,216   $  102,104   $  101,091   $ 34,631
  Total assets..........   1,274,971    3,036,651      874,367      809,612    730,708
  Long term debt, in-
   cluding current por-
   tion.................   2,141,844    2,024,115      295,959      276,448    216,910
  Stockholders' (defi-
   cit) equity..........  (1,386,019)     397,014      375,283      329,315    303,596
  Total capitalization..     755,825    2,421,129      671,242      605,763    520,506

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

   Effective November 1, 1997 for accounting purposes, the Company completed two merger transactions. First, pursuant to an agreement and plan of merger among Apollo Management, L.P. ("Apollo Management," and together with certain of its affiliates, "Apollo"), Apollo LCA Acquisition Corp. (a corporation owned by certain Apollo affiliates and other investors, "Apollo Sub") and Living Centers of America, Inc. ("LCA"), Apollo Sub was capitalized with $240 million in cash and was merged with and into LCA (the "Recapitalization Merger"). In the Recapitalization Merger, LCA was the surviving corporation and was renamed "Paragon Health Network, Inc." Second, pursuant to an agreement and plan of merger among LCA, GranCare, Inc. "GranCare"), Apollo Management and LCA Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("LCA Sub"), GranCare merged with LCA Sub with GranCare surviving as a wholly-owned subsidiary of the Company (the "GranCare Merger," and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers"). The GranCare Merger was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations have been included in the Company's consolidated financial statements since the date of acquisition, which, for accounting purposes, is November 1, 1997.

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

   On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions (the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action will likely constitute a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 ("Balanced Budget Act") and its implementation, which reduced the Company's Medicare reimbursement rate by approximately $115 per resident, per day and had a substantial negative effect on its ancillary businesses.

   In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings"). For a description of the principal terms of the DIP Financings, see "Management's Discussion and Analysis of Operations--Liquidity and Capital Resources."

GENERAL

   The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled-nursing facilities. As of September 30, 1999, the Company's significant operations consist of (i) over 400 inpatient and assisted living facilities containing approximately 49,000 beds, (ii) 37 institutional pharmacies servicing more than 2,000 facilities and (iii) 14 long-term acute care hospitals ("LTACs") with approximately 700 licensed beds. In addition, the Company has limited home health, physician management and hospital contract management operations, the majority of which the Company plans to exit in the near future. The Company operates in 40 states with significant concentrations of facilities and beds in eight states and several metropolitan markets.

   Historically, the Company also (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to over 1,200 inpatient healthcare facilities throughout the United States, (ii) operated approximately 170 outpatient rehabilitation therapy clinics in eighteen states, (iii) managed specialty medical programs in acute-care hospitals through more than 100 hospital relationships in nineteen states (the Company was out of this line of business as of December 31, 1999), and (iv) operated more than thirty home health, hospice and private duty nursing branches in seven states (only two of which are still operated by the Company and are in the process of being divested). Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act of 1997 (the "Balanced Budget Act"), these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been or are being divested or closed.

   The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The Company's percentage of total net patient revenues derived from Medicare and Medicaid programs were 21.0% and 47.2%, respectively, for the year ended September 30, 1999. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. Private payors accounted for 31.8% of the Company's total net patient revenues for the year ended September 30, 1999.

   The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities (see "--Results of Operations"). The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. Beginning July 1, 1998, the Company's facilities began to be phased into the PPS System under which nursing home providers are paid a fixed per diem rate for Medicare patients based on their acuity level. Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

   Net revenues totaled $2.3 billion for the year ended September 30, 1999, an increase of $237.1 million as compared to fiscal 1998. Net revenues increased by $412.8 million as a result of the Mariner Merger effective July 31, 1998 and decreased by $167.8 million as a result of the termination of all contracts to provide therapy services effective May 31, 1999 and the divestiture or closure of the Company's outpatient rehabilitation clinics, hospital rehabilitation management contract business, and substantially all home health operations during fiscal year 1999. Net revenues totaled $2.0 billion for the year ended September 30, 1998, an increase of $895.2 million as compared to fiscal 1997. Net revenues increased by $700.4 million as a result of the GranCare Merger effective November 1, 1997 and $129.2 million as a result of the Mariner Merger.

   Loss from operations, which includes impairment of long-lived assets of $995.9 million, loss on disposal of assets of $242.7 million, and recapitalization, indirect merger and other expenses of $65.4 million, totaled

$1.6 billion for the year ended September 30, 1999, an increase of $1.5 billion compared to fiscal 1998. Loss from operations, which includes impairment of long-lived assets of $135.8 million and recapitalization, indirect merger, and other expenses of $87.3 million, totaled $94.1 million for the year ended September 30, 1998. Excluding impairment of long-lived assets, loss on disposal of assets, and recapitalization, indirect merger and other expenses, costs and expenses included in loss from operations primarily consist of salaries, wages, employee benefits and purchased services and supplies. Various federal, state, and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact total costs and expenses. See "Business--Regulation." The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business. Insurance expense includes the costs of the various insurance programs such as automobile, general and professional liability and workers' compensation.

   Rent expense totaled $103.8 million for the year ended September 30, 1999, an increase of $17.2 million as compared to fiscal 1998. Depreciation and amortization expense totaled $120.5 million for the year ended September 30, 1999, an increase of $45.5 million as compared to fiscal 1998. These increases were primarily a result of the Mariner Merger. Rent expense totaled $86.6 million for the year ended September 30, 1998, an increase of $44.1 million as compared to fiscal 1997. Depreciation and amortization expense totaled
$75.0 million for the year ended September 30, 1998, an increase of $35.7 million as compared to fiscal 1997. These increases were primarily a result of the GranCare Merger.

   Provision for bad debts totaled $142.5 million for the year ended September 30, 1999, an increase of $112.9 million as compared to the year ended September 30, 1998. The increase is due to a full year of operations related to the Mariner Merger and the implementation of PPS by pharmacy's and therapy's customers. PPS reduced the cash flows of pharmacy's and therapy's customers which resulted in an increased aging and uncollectable accounts in both pharmacy's and therapy's accounts receivable. In addition, the Company's accounts receivable continued to deteriorate during the year due to the multiple complexities involved with the change to Medicare PPS billing, system conversions and consolidation, and turnover of facility-level billing and collection personnel. The Company's facilities were phased into PPS based upon their cost report years (20 facilities on July 1, 1998; 105 facilities on October 1, 1998; 189 facilities on January 1, 1999; and 83 facilities on April 1, 1999). At September 30, 1999, all facilities are being paid by Medicare under PPS, and as such, revenue recorded will consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex and its implementation is resource intensive. The claims amendment process lacks procedures and the coordination of certain policies. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise. The Company will continue to review the collectability of its accounts receivable which may result in increased provision for bad debts in the future. Provision for bad debts totaled $29.6 million for the year ended September 30, 1998, an increase of $3.3 million as compared to the year ended September 30, 1997.

   In the fourth quarter of fiscal year 1999 the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by the Company's accounting policy, which follows the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The revenues recorded by the Company in its nursing facilities under PPS are substantially less than the cost-based reimbursement it received previously. In addition, the implementation of PPS resulted in a greater than expected decline in the demand and market rates for the Company's pharmacy services. Management determined that these revenue declines in its nursing facilities and pharmacy services are other than temporary and are expected to have a material adverse effect on future revenues and cash flow. As a result of these indicators, a detailed analysis of the Company's long-lived assets and their estimated future cash flows was completed. The analysis resulted in the identification and measurement of an impairment loss of $995.9 million principally related to the Company's nursing facilities and pharmacies with either cash flow losses or where projected cash flow was not sufficient to recover the carrying amount of their goodwill, property and equipment, and other intangible assets which primarily include leasehold rights. The following is a summary of the impairment loss by segment for the year ended September 30, 1999:

                                            YEAR ENDED SEPTEMBER 30, 1999
                                      ------------------------------------------
                                                               OTHER
                                                PROPERTY AND INTANGIBLE
                                      GOODWILL   EQUIPMENT     ASSETS    TOTAL
                                      --------- ------------ ---------- --------
                                                    (IN THOUSANDS)
Inpatient Nursing Home Services...... $ 526,411   $306,845    $38,073   $871,329
Pharmacy Services....................   104,661     11,632      4,546    120,839
Other................................     3,764        --         --       3,764
                                      ---------   --------    -------   --------
                                      $ 634,836   $318,477    $42,619   $995,932
                                      =========   ========    =======   ========

   In the fourth quarter of fiscal year 1998 the Company recorded an impairment charge based on a detailed analysis of the Company's long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $135.8 million related to the Company's nursing facilities and home health agencies with either cash flow losses or nursing facilities where management believed an impairment existed.

   Each analysis included management's estimate of the undiscounted cash flows to be generated by these assets with a comparison to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed.

   Loss on disposal of assets totaled $242.7 million during the year ended September 30, 1999 which primarily reflected the termination of contracts to provide therapy services and the closure of the therapy business effective May 31, 1999. As a result of the therapy closure, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million and a loss of $7.5 million related to the abandonment of certain assets as a result of the terminations. The Company also recorded a loss on disposal of $2.5 million resulting from the sale of the assets of the Company's outpatient rehabilitation clinics to HealthSouth Corporation, which was completed June 30, 1999, and the sale of the hospital rehabilitation management contract business to National Rehab Partners, Inc. for a net loss of $4.9 million. The Company also recorded a net gain of $0.7 million as a result of the divestiture or non-renewal of existing leases for approximately 15 long-term care facilities and the divestiture of substantially all of its home health operations.

   Recapitalization, indirect merger and other expenses totaled $65.4 million and $87.3 million for the years ended September 30, 1999 and 1998, respectively. The fiscal 1999 amount included approximately $15.6 million of costs incurred and paid related to the Mariner Merger, approximately $15.1 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness, and $34.7 million of other expenses. At September 30, 1999 approximately $54.3 million of these costs had been paid. The Company anticipates incurring additional expenses during fiscal year 2000 to further reduce overhead and complete its strategy to restructure its capital and operating structure such that it can operate profitably under PPS. See "Liquidity and Capital Resources." The fiscal 1998 amount included $66.2 million related to the Apollo/LCA/GranCare Mergers, $12.0 million related to the Mariner Merger and approximately $8.7 million of other expenses. Approximately $79.0 million of these expenses were paid as of September 30, 1999.

   Interest expense totaled $204.4 million for the year ended September 30, 1999, an increase of $79.0 million as compared to fiscal 1998. The acquisition of Mariner Health contributed $57.4 million of the increase, while the interest expense on the debt entered into on November 3, 1997 in conjunction with the Apollo/LCA/GranCare

Merger, increased borrowings under the Company's revolver and term loans and increased interest rates associated with the December Amendment and noncompliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility contributed to the remaining $21.6 million increase. Interest expense totaled $125.4 million for the year ended September 30, 1998, an increase of $103.9 million as compared to fiscal 1997, which was primarily a result of $1.7 billion of additional debt incurred in conjunction with the Apollo/LCA/GranCare Mergers and the Mariner Merger.

   During the year ended September 30, 1999, the Company established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's net losses. For the year ended September 30, 1998, the provision for income taxes was affected by charges for recapitalization, indirect merger and impairment of long-lived assets that are not deductible for income tax purposes as well as additional non-deductible amortization of goodwill associated with the GranCare Merger. Excluding the effect of the non-recurring, non-deductible items, the effective income tax rate (benefit) for the year ended September 30, 1998 was approximately (5.1%) compared to 43.3% for the same period in 1997.

   For the year ended September 30, 1998, the Company recognized an extraordinary loss of $11.3 million (net of a $6.0 million income tax benefit) associated with prepayment penalties on the early extinguishment of debt and the write-off of certain deferred financing fees.

   As a result of the substantial impact of the change to PPS reimbursement and resulting divestiture or closure of the non-nursing home businesses, the Company is focusing only on its continuing Inpatient and Pharmacy operations. The following table provides income (loss) from operations by business segment for the years ended September 30, 1999, 1998 and 1997:

                                                 YEARS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1999        1998       1997
                                               -----------  ---------  --------
     Inpatient Nursing Home Services.......... $  (910,323) $  18,482  $ 85,618
     Pharmacy Services........................    (159,550)    21,661    27,038
     Other....................................    (513,262)  (134,215)  (17,548)
                                               -----------  ---------  --------
     Total.................................... $(1,583,135) $ (94,072) $ 95,108
                                               ===========  =========  ========

 INPATIENT NURSING HOME SERVICES

   Inpatient revenues are a function of occupancy rates in the Company's nursing facilities and payor mix. As identified in the following table, the fiscal 1999 weighted average occupancy rate increased by 1.3% over fiscal 1998, which included a 1.0% improvement as a result of the Mariner Merger. The fiscal 1998 weighted average occupancy rate increased by 1.2% over fiscal 1997, which included a 0.2% improvement as a result of the Mariner Merger and a 0.1% improvement as a result of the GranCare Merger:

                                                             YEARS ENDED
                                                            SEPTEMBER 30,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
     Weighted average licensed bed count................ 47,269  46,395  23,028
     Total average residents............................ 40,389  39,476  19,095
     Weighted average occupancy.........................   85.4%   84.1%   82.9%

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

   Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of PPS and the fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the previous payment methodology. The table below presents the approximate percentage of Inpatient's revenues derived from the various sources of payment for the periods indicated:

                                                   YEARS ENDED SEPTEMBER 30,
                                                   -------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
     Private pay..................................     22.0%     19.4%     19.8%
     Medicare.....................................     26.5%     35.3%     29.0%
     Medicaid.....................................     51.5%     45.3%     51.2%

   The percentage of revenues derived from all pay sources was impacted by the implementation of PPS which significantly reduced Medicare revenue and increased the percentage of revenue derived from both private pay and Medicaid sources. The percentage of revenues derived from private pay sources also increased in fiscal 1999 as a result of the Mariner Merger. Excluding the impact of the Mariner Merger, the percentage of revenues derived from private pay sources in fiscal 1999 was 20.9%. The Mariner Merger also increased the percentage of revenues derived from Medicare and decreased the percentage of revenues derived from Medicaid sources. Excluding the impact of the Mariner Merger, the percentage of revenues derived from Medicare and Medicaid sources in fiscal 1999 was 25.7% and 53.4%, respectively.

   The percentage of revenues derived from private pay sources declined for fiscal year 1998, primarily as a result of the GranCare Merger. GranCare historically had a lower percentage of private pay revenue than LCA, while Mariner Health's percentage of private pay revenue for the year ended September 30, 1998 was approximately the same as compared to LCA. Excluding the impact of both the GranCare Merger and Mariner Merger, the percentage of net revenues derived from private pay sources in fiscal 1998 was 20.0%. The GranCare Merger reduced the percentage of private pay revenue by 0.8% while the Mariner Merger increased the percentage of private pay revenue by 0.2%. The GranCare Merger increased the percentage of revenues derived from Medicare in fiscal year 1998 by 5.0%. GranCare's facilities historically had a higher Medicare payor mix than LCA's. In addition, prior to the implementation of PPS, average reimbursement rates for Medicare patients increased more rapidly than for Medicaid residents primarily due to the higher reimbursement rates associated with the increase in acuity levels. Although cost reimbursement for Medicare residents generated a higher level of net revenue per patient day, profitability was not proportionally increased due to the additional costs associated with the required higher level of care and other services for such residents.

   Inpatient revenue increased by $193.6 million in fiscal 1999 and $751.9 million in fiscal 1998. The increase in fiscal 1999 revenue included $309.5 million related to the Mariner Merger. Excluding the Mariner Merger, Inpatient revenue decreased by $115.9 million which included a decrease in Medicare revenue of $194.4 million which was partially offset by an increase in private and Medicaid revenue of $78.5 million. The decline in Medicare revenue was a result of lower average census, approximately $19.1 million, and lower average per diem rates, approximately $136.2 million and $39.1 million in adjustments to reduce the estimated amount due from third party payors (see below). The fiscal 1998 increase included $628.0 million related to the GranCare Merger and $90.7 million related to the Mariner Merger. With respect to the former LCA facilities, rate increases of $25.3 million and higher ancillary service billings resulting from the improvement in mix, primarily Medicare, of $17.5 million also contributed to the increase, partially offset by a $2.9 million reduction due to a lower average number of residents and a $4.3 million reduction due to divested facilities.

   During fiscal year 1999, the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, of which $39.3 million was recorded to reduce the estimated amount receivable from cost reports filed, remaining open or settled during the year. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries (and disputed by the Company) through the intermediaries' May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and some of 1997. These reopenings were to incorporate adjustments that reduced the allowable cost of rehabilitation therapy services that were provided to Mariner Health facilities by Mariner Health's rehabilitation subsidiaries. During the three months ended June 30, 1999, Mariner Health received revised notices of program reimbursement ("NPRs") for certain of the cost reports on approximately 50 of its facilities that require Mariner Health to repay approximately $15.9 million to the Medicare program, net of outstanding cost report receivables. On July 27, 1999 Mariner Health reached agreement with HCFA to extend repayment of the $15.9 million net liabilities resulting from the issuance of the revised NPR's. The extended repayment plan requires payment of $1.8 million per month from July through December 1999, and $1.5 million per month from January through May 2000. The current intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. Should the revised NPRs result in a repayment requirement, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time. The Company is vigorously disputing the intermediaries' overpayment determinations through the appeal process; however, a favorable outcome cannot be assured at this time.

   Excluding impairment of long-lived assets of $871.3 million, loss on disposal of assets of $3.5 million, and recapitalization, indirect merger and other expenses of $0.08 million, costs and expenses totaled $1.7 billion for the year ended September 30, 1999, an increase of $338.1 million compared to fiscal 1998. Costs and expenses increased by $377.4 million as a result of the Mariner Merger. Excluding the Mariner Merger, salaries, wages and benefits and provision for bad debts increased by $66.9 million and $30.0 million, respectively, and ancillary expenses decreased by $157.6 million. The increase in provision for bad debts was a result of continued deterioration in the Company's accounts receivable during the year due to the multiple complexities involved with the change to Medicare PPS billing, system conversions and consolidation, and turnover of facility-level billing and collection personnel. See "--Results of Operations". The Company will continue to review the collectability of its accounts receivable which may result in increased provision for bad debts in the future. The decrease in ancillary expenses was primarily a result of the implementation of PPS and the insourcing of previously outsourced contract rehabilitation therapists.

   Excluding impairment of long-lived assets of $102.6 million, costs and expenses totaled $1.4 billion for the year ended September 30, 1998, an increase of $716.4 million compared to fiscal 1997. Approximately
$75.4 million of this increase was due to the Mariner Merger and approximately $589.1 million was due to the GranCare Merger.

 PHARMACY SERVICES

   Pharmacy revenues increased by $51.4 million in fiscal 1999 and $9.2 million in fiscal 1998. The Mariner Merger contributed $32.2 million and $5.6 million of this increase, respectively. The remaining fiscal 1999 increase was primarily related to increased sales to new and existing customers.

   Excluding impairment of long-lived assets of $120.8 million and recapitalization, indirect merger and other expenses of $3.5 million and $8.7 million for fiscal years 1999 and 1998, respectively, Pharmacy operating income decreased by $65.6 million in fiscal 1999 compared to a $3.4 million increase in fiscal 1998. The fiscal 1999 decrease was primarily a result of a lower gross profit margin, higher salaries, wages, and benefits of $9.7 million as a result of increased sales and the Mariner Merger, and a higher provision for bad debts of $31.7 million. The implementation of PPS by Pharmacy's customers starting July 1, 1998 resulted in a significant reduction in the market rates for Pharmacy's services as gross profit margins were lower by 8.7% in fiscal 1999. In addition, PPS also reduced the cash flows of Pharmacy's customers which resulted in an increased aging and uncollectable accounts in Pharmacy's accounts receivable. The fiscal 1998 increase was primarily a result of the Mariner Merger.

 OTHER OPERATIONS

   Other operations include the LTAC group, overhead, and the businesses that were divested or closed during fiscal year 1999 such as contract rehabilitation therapy, outpatient rehabilitation therapy clinics, managed specialty medical programs, and home health. Revenues from Other operations decreased by $8.0 million during fiscal year 1999 which included an increase of $71.1 million as a result of the Mariner Merger and a decrease of $79.1 million as a result of the termination of contracts to provide therapy services and closure of the therapy business and the disposal or closure of the outpatient rehabilitation therapy clinics, managed specialty medical programs, and home health. Excluding impairment of long-lived assets of $3.8 million, loss on disposal of assets of $239.2 million, and recapitalization, indirect merger and other expenses of $61.8 million, costs and expenses increased by $194.8 million of which approximately $135.8 million was related to the Mariner Merger. Depreciation and amortization expense increased by $18.1 million primarily as a result of goodwill amortization related to the Mariner Merger and provision for bad debts increased by $7.4 million. The implementation of PPS by therapy customers starting July 1, 1998 resulted in a significant reduction in contract rates for therapy services and reduced cash flows of therapy's customers which resulted in an increased aging and uncollectable accounts in therapy's accounts receivable.

   Excluding impairment of long-lived assets of $33.1 million and recapitalization, indirect merger and other expenses of $78.6 million and $2.6 million in fiscal years 1999 and 1998, respectively, the operating loss for Other operations increased by $7.5 million in fiscal year 1998, substantially all of which was related to the Mariner Merger.

SEASONALITY

   The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, the number of work days in the period and seasonal census cycles.

THE YEAR 2000 ISSUE

   In connection with the Year 2000 ("Y2K") transition, the Company established a project for addressing issues relating to the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Year 2000 Issue presented potential problems not only for computer hardware and software but also for devices that incorporate embedded chips, such as critical medical devices utilized in the Company's facilities.

   The Company established a committee with members from the information technology, operations, purchasing, legal, accounting, payroll, and risk management areas of the Company (the "Year 2000 Committee"). This committee reported to the Company's senior management and was responsible for identifying business line specific Year 2000 Issues. The Company additionally established a corporate Y2K Office responsible for project coordination.

   The Company's Y2K program addressed potential issues in the following areas: information technology and infrastructure; software for corporate and business applications; suppliers and payers; and equipment with date-sensitive embedded chips. Y2K remediation of the technology infrastructure was accomplished in conjunction with a company-wide technology upgrade effort and was completed in December 1999. Software remediation was completed for corporate applications as the Company completed the installation of a new client-server based financial and payroll-human resources package. For the Company's Mariner Health subsidiary, the applications already in place were remediated by the end of September 1999. Conversion of those facilities to the package in use across the remainder of the Company is scheduled to take place after January 2000. Remediation of business applications in connection with the Year 2000 Issue was accomplished through internal software development efforts and through upgrading or replacing of non-compliant externally supplied software. All remediation of business applications software was complete by December 1999. Subject to limited exceptions, verification of Y2K readiness on the part of critical suppliers was complete by August 1999. Verification of the readiness of Medicare and Medicaid fiscal agents continued through December 1999. The Company centralized its research and verification efforts in connection with equipment at risk for embedded chip issues. This effort was completed by July 1999 and remediation was completed by December 1999. Only a minimal amount of equipment replacement or upgrades were required.

   The Company established a patient-focused contingency planning process geared toward the development of action plans for potential failures to mission critical systems and equipment. A set of guidelines were utilized by each facility to develop local plans. Final drills and contingency preparations were completed in November and December 1999.

   A plan was established for monitoring and communications over the transition weekend which included: management personnel on duty at each facility before, during and after the rollover to verify and report on, the performance of life-safety and patient care equipment; a communications network of district and regional personnel; and the establishment of a command center to monitor and communicate developments from throughout the Company as well as pertinent Y2K developments from around the country.

   Y2K issues or problems observed within the Company were minimal. No problems were seen with patient care equipment, life safety systems, information technology infrastructure or utilities. Problems seen included isolated issues with phone and voice mail systems and minor discrepancies with business applications which were repaired within hours of identification. No Y2K related supplier issues have been observed and there are no indications to date of payer or fiscal intermediary issues.

   Exclusive of expenditures relating to the conversion of corporate financial, payroll and human resource systems approximately $6.9 million was spent to remedy potential problems associated with the Year 2000 Issue.

   The Company believes that the principal risk for the Company from the Year 2000 Issue is from the potential for delay in the receipt of payments from third-party payors. Currently, the Company's primary source of liquidity is the DIP Financings. If the amounts available under the DIP Financings become exhausted or unavailable, the Company will have minimal access to credit facilities and its operating resources will be limited to invested cash, working capital and proceeds from asset sales not required to be applied to satisfy obligations under the plan of reorganization approved in connection with the Company's Chapter 11 Filings. Given the Company's current and future liquidity sources, a delay in receipts from third party payors could have a material adverse effect on the Company's financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

   Cash and cash equivalents were $71.8 million at September 30, 1999. Working capital was a deficit of approximately $2.0 billion, a decrease of approximately $2.3 billion during the year ended September 30, 1999, primarily due to defaults which required substantially all of the Company's debt to be reflected as current obligations. See Notes 2 and 12 to the Consolidated Financial Statements. Cash used in operating activities was $59.6 million in the year ended September 30, 1999, as compared to $15.5 million used in operating activities for the year ended September 30, 1998. Other current assets decreased by $69.6 million primarily as a result of income tax refunds the Company received from federal and state taxing authorities. Accounts payable decreased by $30.7 million and accrued expenses and other current liabilities decreased by $22.0 million, primarily as a result of the divestiture or closure of several of the Company's operations during fiscal 1999.

   Cash provided by investing activities was $38.0 million in the year ended September 30, 1999, as compared to $211.8 million used in investing activities for the year ended September 30, 1998. Investing activities included the use of $73.3 million related to capital expenditures. Cash provided by investing activities also included $87.0 million of proceeds from the sale of operations, primarily the divestiture of the Company's outpatient rehabilitation clinics and hospital rehabilitation management contracts.

   Cash provided by financing activities was $90.1 million in the year ended September 30, 1999, as compared to $216.3 million for the year ended September 30, 1998. Cash provided by financing activities included $222.4 million in net draws under the Company's credit line, principal repayments of $105.1 million, and $7.5 million in payments for financing fees associated with certain amendments to the Company's debt agreements. Cash provided by financing activities also included $26.5 million proceeds from the Deficiency Note and $46.7 million repurchase of subordinated debt (see Note 12 to the Consolidated Financial Statements).

   The primary source of revenues for the Company are the State Medicaid programs and federal Medicare program. The Company receives payment for nursing facility services based on rates that are set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and after, the federal Medicare program converted to PPS for skilled nursing facility services. As of September 30, 1999 all of the Company's skilled nursing facilities are reimbursed under PPS. The prospective payment system provides acuity-based rates that are established at the beginning of the Medicare reporting year. Under PPS, claims are filed monthly and clean claims are paid 14 days after submission.

   For cost reporting periods that ended before the start of PPS, the facilities were (and to the extent final cost reports for prior periods are not settled, still are) reimbursed under Medicare on the basis of reasonable and necessary cost as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation.

   PPS has had a material adverse effect on the Company's financial condition. While the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See "Business--Regulation" and "-- Healthcare Regulatory Matters."

   PPS reduced the cash flows of pharmacy's and therapy's customers which resulted in an increased aging and uncollectable accounts in both pharmacy's and therapy's accounts receivable. In addition, the Company's accounts receivable continued to deteriorate during the year due to the multiple complexities involved with the change to Medicare PPS billing. The Company's facilities were phased into PPS based upon their cost report years (20 facilities on July 1, 1998; 105 facilities on October 1, 1998; 189 facilities on January 1, 1999; and 83 facilities on April 1, 1999). At September 30, 1999, all facilities were being paid by Medicare under PPS, and as such, revenue recorded will consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex and its implementation is resource intensive. The claims amendment process lacks procedures and the coordination of certain policies. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

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

   During fiscal year 1999, the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, of which $39.3 million was recorded to reduce the estimated amount receivable from cost reports filed, remaining open or settled during the year. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items. This amount primarily pertains to related party adjustments asserted by Medicare intermediaries (and disputed by the Company) through the intermediaries' May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996 and some of 1997. These reopenings were to incorporate adjustments that reduced allowable cost of rehabilitation therapy services that were provided to Mariner Health facilities by Mariner Health's rehabilitation subsidiaries. During the three months ended June 30, 1999, Mariner Health received revised Notices of Program Reimbursement ("NPRs") for certain of the cost reports on approximately 50 of its facilities that require Mariner Health to repay approximately $15.9 million to the Medicare program, net of outstanding cost report receivables. On July 27, 1999, Mariner Health reached agreement with HCFA to extend repayment of the $15.9 million net liabilities resulting from the issuance of the revised NPRs. The extended repayment plan requires payment of $1.8 million per month from July through December 1999, and $1.5 million per month from January through May 2000. The current intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. Should the revised NPRs result in a repayment requirement, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time. The Company is vigorously disputing the intermediaries' overpayment determinations through the appeal process; however, a favorable outcome cannot be assured at this time.

   In addition to the related party adjustments and cost report settlements discussed above, any plan of reorganization confirmed by the Bankruptcy Court in connection with the Company's Chapter 11 Filings will affect the Company's liquidity in the future and could have a material adverse effect on the Company.

   Subsequent to September 30, 1999, Mariner Health did not make the October 1, 1999 interest payment on the Mariner Notes (defined below, see "--Mariner Health Senior Subordinated Notes"), and the Company did not make the November 1, 1999 interest payment on the Senior Subordinated Notes (defined below, see "--Senior Subordinated Notes"), did not pay November, December or January rent under the Synthetic Lease (defined below, see "--Other Factors Affecting Liquidity and Capital Resources"), and did not make or any principal or interest payments on the Senior Credit Facility coming due after November 1, 1999 (defined below, see "--Senior Credit Facility"). Also, the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility (defined below, see "--Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility") matured on January 3, 2000, and Mariner Health did not make the required payments in connection with those obligations. The inability of the Company and Mariner Health to service or restructure their respective debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by creditors with regard to any defaults under the prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 Filings.

   Senior Credit Facility. In connection with the Recapitalization Merger, the Company entered into the Senior Credit Facility, which originally consisted of a $150.0 million revolving credit facility (the "Revolving Credit Facility"), and three term loan credit facilities: a 6-1/2 year term loan facility in an aggregate principal amount of $240.0 million (the "Tranche A Term Loan Facility"), a 7-1/2 year term loan facility in an aggregate principal amount of $250.0 million (the "Tranche B Term Loan Facility"), and an 8-1/2 year term loan facility in an aggregate principal amount of $250.0 million (the "Tranche C Term Loan Facility"). Loans made under the Tranche A Term Loan Facility ("Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans." Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." The proceeds from borrowings under the Term Loans were used, along with the proceeds of the Notes (defined below) offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers.

   In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the Mariner Merger. The proceeds of the $75.0 million increase in the Tranche A Credit Facility and of certain Revolving Credit Loans were used to pay various costs and expenses incurred in connection with the Mariner Merger. As of September 30, 1999, there was $166.4 million borrowed under the Revolving Credit Facility and approximately $8.6 million in letters of credit outstanding.

   The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries.

   Principal amounts outstanding under the Revolving Credit Facility were originally due and payable in April 2005. The Term Loans are amortized in quarterly installments which increase over the term of those loans. (see Note 12 to the Consolidated Financial Statements). Interest on outstanding borrowings under the Senior Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve-adjusted Eurodollar Rate (the "Eurodollar Rate"), plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio (see Note 12 to the Consolidated Financial Statements).

   The Senior Credit Facility is subject to prepayment, in whole or in part, at the Company's option and in certain minimum increments from time to time, and is also subject to mandatory prepayment from the net cash proceeds received from certain transactions. Those transactions include the sale or issuance of equity by the Company, the incurrence of certain indebtedness by the Company, and the sale of certain assets where the net cash proceeds are not reinvested in the Company's business within 12 months (6 months in certain cases). The Company must also make annual prepayments to the extent of 75% of its excess cash flow for each fiscal year (reduced to 50% of excess cash flow once the Company's leverage ratio as of the last day of any fiscal year is less than or equal to 4.50 to 1.00). Mandatory prepayments will be applied pro rata to the unmatured installments of the Term Loans; provided, however, that holders of Tranche B Term Loans or Tranche C Term Loans may refuse any such mandatory prepayment otherwise allocable to them, in which case the amount so refused will be applied as an additional prepayment of the Tranche A Term Loans. Subject to compliance with customary borrowing conditions, amounts applied as prepayments of the Revolving Credit Facility may be reborrowed; amounts prepaid under the Term Loans may not be reborrowed.

   The covenants contained in the Senior Credit Facility, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, make investments, and make acquisitions. The Company received the consent of the requisite lenders under the Senior Credit Facility to permit the Mariner Merger and certain covenants in the Senior Credit Facility were modified to accommodate the Mariner Merger. By amendment effective December 22, 1998, certain of the Senior Credit Facility's financial and operating covenants were amended to provide the Company with additional flexibility, in return for which the Applicable Margins were increased. (See Note 12 to the Consolidated Financial Statements.)

   In May 1999, the Senior Credit Facility was further amended in order to waive non-compliance by the Company with certain financial covenants as of March 31, 1999, to increase loan pricing (see Note 12 to the Consolidated Financial Statements) and, among other things, (i) to prohibit acquisitions,
(ii) to eliminate the Company's ability to defer mandatory prepayments with the proceeds from asset sales and other transactions by reinvesting such proceeds in other capital assets, and (iii) to restrict the Company's right to sell assets without administrative agent or lender approval, incur capital expenditures other than for maintenance and repair purposes, or make investments in Mariner Health and the Mariner Health subsidiaries.

   As of June 30, 1999, and again as of September 30, 1999, the Company was in violation of certain of these financial covenants and as a result has not been able to make additional borrowings under the Senior Credit Facility. The Company was unable to obtain waivers of the June 30, 1999 or September 30, 1999 financial covenant defaults under the Senior Credit Facility. In addition, in order to conserve its liquidity and facilitate a restructuring of its indebtedness and other obligations, the Company did not made the interest payments due on the Senior Credit Facility after October, 1999. The lenders under the Senior Credit Facility signed a forbearance agreement, pursuant to which they temporarily agreed (but without waiving any events of default) not to take any remedial action with respect to such events of default (including acceleration of their debt), subject to no new events of default occurring. The forbearance agreement has expired by its terms. However, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the Senior Credit Facility, except as otherwise may be determined by the Bankruptcy Court.

   Senior Subordinated Notes. In connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and will be cash pay at a rate of 10.5% per annum thereafter. The Notes mature on November 1, 2007. The net proceeds from the offering, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger of the Notes, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers. Pursuant to the terms of the indenture with respect to the Notes, in March 1998, the Company completed an exchange offer with respect to the Notes whereby Notes registered under the Securities Act of 1933, as amended, were exchanged for unregistered Notes. The terms of the exchange Notes are identical to the original Notes. Mariner Health and its subsidiaries are "restricted subsidiaries" under the indenture pursuant to which the Notes were issued. The Company did not make its scheduled November 1, 1999 semi-annual interest payment on the Senior Subordinated Notes, and such default was not cured within the applicable grace period. Certain holders of the Senior Subordinated Notes have formed an unofficial committee of holders of the Senior Subordinated Notes, and have engaged counsel to represent their interests in connection with the Company's Chapter 11 Filings. Although the Company is in default with respect to the Notes, unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to such defaults.

   Other Significant Indebtedness and Commitments. The Company, through various of its GranCare subsidiaries, is a party to various agreements (collectively, the "HRPT Agreements") between GranCare and Health and Retirement Properties Trust ("HRPT"). HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare restructured their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT has an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare. The Company does not have the ability to sell these shares to meet any capital requirements. During the Fall of 1999, SPTMNR Properties Trust ("SPTMNR") has succeeded to the interests of HRPT under the HRPT Agreements, and references to HRPT herein are deemed to include SPTMNR in such capacity. Unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by HRPT with regard to any defaults that may exist under the HRPT Agreements.

   In connection with the GranCare Merger, the Company and its GranCare subsidiary became parties to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of September 30, 1999.

   The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum and totaled approximately $4.3 million at September 30, 1999. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

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

   Subsequent to September 30, 1999, PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December, 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January, 2000, PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures were scheduled for February 3, 2000; however, unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by Omega with regard to any defaults that may exist under the Omega Loan Documents.

   Debtor-in-Possession Financing for the Company. Among the orders entered by the Bankruptcy Court on the Petition Date in the Company's Chapter 11 case were orders approving on an interim basis (i) the use of cash collateral by the Company and those of its subsidiaries which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code (excluding Mariner Health and the direct and indirect subsidiaries of Mariner Health, the "Company Debtors"), and (ii) the funding of up to $25.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Company DIP Financing") established pursuant to that certain Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (the "Petition Date") (as amended from time to time, the "Company DIP Credit Agreement") by and among the Company, as borrower, the other Company Debtors, as guarantors, the lenders signatory thereto as lenders (the "Company DIP Lenders"), and The Chase Manhattan Bank, as Administrative Agent, Documentation Agent and Collateral Agent (the "Company DIP Agent"). The Bankruptcy Court set a hearing on January 28, 2000 for an interim order (the "Company Interim DIP Order") to increase the approved portion of the Company DIP Financing to $50.0 million, and another hearing on February 16, 2000 for consideration of a final order (the "Final Company DIP Order,") approving the full $100.0 million amount of the Company DIP Financing.

   The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the initial DIP order (the "Company Initial DIP Order"), the Company Interim DIP Order or the Final Company DIP Order (collectively, the "Company DIP Orders"), as the case may be, or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase, plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

   The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date or, if earlier, on the Prepayment Date. The term, "Prepayment Date," is defined as the first business day which is at least 30 days after the entry of the Company First Day DIP Order, if the Company Final DIP Order has not been entered. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Initial DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

   The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors pursuant to the Company DIP Agreement. Under the terms of the Initial Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders (which are available from the Bankruptcy Court) for a more complete description of such terms.

   The Company DIP Credit Agreement contains customary representations, warranties and covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in Chapter 11.

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

   Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment")
(a) to reduce the amount of the revolving commitment from $460.0 million to $250.0 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to modify certain of the financial and operating covenants referred to in the immediately preceding paragraph,
(d) to increase the applicable interest rate margins (see Note 12 to the Consolidated Financial Statements) and (e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility.

   Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors.

   Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of December 23, 1998 (the "Mariner Health Term Loan Facility") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210.0 million senior secured term loan to Mariner Health (the "Mariner Health Term Loan"). Proceeds of the Mariner Term Loan were applied to reduce outstanding amounts under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan Facility is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility.

   As of September 30, 1999, approximately $223.3 million of loans and $6.6 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $197.6 million of the Mariner Health Term Loan was outstanding. All but one of the letters of credit were drawn subsequent to September 30, 1999, and the related reimbursement obligations were added to the outstanding revolving loan balance.

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

   Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999, and again as of June 30, 1999 and September 30, 1999. Mariner Health has been unable to obtain a waiver of such financial covenant defaults from the Mariner Agent, the Mariner Health Lenders and the Term Lenders. Mariner Health failed to make its October 1, 1999 interest payments due on the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility within the applicable grace period, although it subsequently made such payment with cash collateral previously delivered to the collateral agent for the Mariner Health Lenders, pursuant to amendments to the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility. Finally, Mariner Health did not repay the Mariner Health Term Loan and Mariner Health Senior Credit Facility when they matured by their terms on January 3, 2000. As a result, events of default exist with respect to both the Mariner Health Term Loan and the Mariner Health Senior Credit Facility. However, the automatic stay protection afforded by the Chapter 11 Filings by the Mariner Health Debtors prevents any action from being taken by the Mariner Health Lenders and the Term Lenders with regard to any such events of default unless otherwise determined by the Bankruptcy Court.

   Mariner Health Senior Subordinated Notes. Mariner Health is also the issuer of $150.0 million of 9% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to an indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the "Mariner Trustee"). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries (other than Mariner Health). Because of the existing, unwaived financial covenant defaults under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility, the agents under such facilities gave notice to Mariner Health and the Mariner Trustee that they were instituting a 179-day payment blockage period, during which no payments of debt service on the Mariner Notes could be made. Accordingly, Mariner Health did not make the scheduled $7.1 million interest payment due on the Mariner Notes on October 1, 1999. The 30-day grace period having expired without such interest being paid, an event of default exists under the Mariner Indenture. Two holders of substantially all of the Mariner Notes not owned by the Company (see below) have formed an unofficial committee of holders of the Mariner Notes, and have engaged counsel to represent their interests in connection with the Chapter 11 Filings. Unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by the Mariner Trustee and any holders of the Mariner Notes with regard to any defaults that may exist under the Mariner Indenture.

   As a consequence of the Mariner Merger and the resulting change of control at Mariner Health, the holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase") at a purchase price equal to 101% of the outstanding principal amount of the Mariner Notes purchased. Effective on September 11, 1998, Mariner Health and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner Health to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated NationsBank, N.A. (n/k/a Bank of America, N.A., and herein referred to as "Bank of America") as a third-party purchaser, and on September 21, 1998 Bank of America acquired all $40.7 million of the Mariner Notes tendered in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, Bank of America required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty. See "Quantitative and Qualitative Disclosures about Market Risk." The Company's obligations under the Total Return Swap are guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health. During the quarter ended December 31, 1998, an additional $6.0 million of the Mariner Notes were acquired by Bank of America and made a part of the Total Return Swap.

   The Total Return Swap terminated by its terms on August 16, 1999. Based on the bids for the Tendered Mariner Notes solicited by Bank of America pursuant to the Total Return Swap Agreement, the market value of the Tendered Mariner Notes for purposes of unwinding the Total Return Swap was determined to be approximately $700,000, resulting in capital depreciation of approximately $46.5 million being owed by the Company. The Company was the winning bidder in the auction for the Tendered Mariner Notes. On the

August 16, 1999 termination date, Bank of America applied $15.0 million drawn by it under a letter of credit issued pursuant to the Mariner Health Senior Credit Facility and applied $5.0 million of cash collateral previously posted by Mariner Health, to satisfy $20.0 million of the total amount owed to Bank of America under the Total Return Swap, leaving a net deficiency of approximately $26.5 million (the "Net Total Return Swap Deficiency").

   Effective August 16, 1999, Bank of America and the Company incorporated the Net Total Return Swap Deficiency into a promissory note (the "Deficiency Note") which generally matures and is payable as to principal and interest on the same terms as the notes evidencing the Revolving Loans. The guarantee of the Total Return Swap obligations of the Company by Mariner Health and its subsidiary guarantors remains in place. Bank of America also waived any default arising from any failure to be paid the Net Deficiency on the termination date of the Total Return Swap, in return for the lenders under the Senior Credit Facility amending the Senior Credit Facility to acknowledge the Deficiency Note as permitted indebtedness and as an "Obligation" that is secured on a pari passu basis with the indebtedness outstanding under the Senior Credit Facility. The $46.7 million of Mariner Notes acquired by Mariner Post-Acute Network, Inc. in connection with the unwinding of the Total Return Swap remain outstanding as an obligation of Mariner Health.

   The Company did not make the scheduled interest payments due under the Deficiency Note coming due and payable after October 1999 and is in default under the Deficiency Note. Unless otherwise determined by the Bankruptcy Court, however, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by Bank of America with regard to any defaults that may exist under the Total Return Swap, the Deficiency Note or the related guaranty of the Mariner Health Debtors.

   Debtor-in-Possession Financing for Mariner Health. Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries (the "Mariner Health Debtors"), were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as syndication agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as administrative Agent and collateral Agent. The Bankruptcy Court set a hearing on February 16, 2000 to consider Mariner Health's motion for final approval of the full $50.0 million of the Mariner Health DIP Financing.

   The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility, which is divided into two tranches--a $40.0 million tranche A commitment, and a $10.0 million tranche B commitment. The tranche b loan commitment is not activated unless and until the holders of at least 75% of the Mariner Health DIP Financing loans or commitments so approve. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the initial DIP order (the "Mariner Health Initial DIP Order") or the final DIP order (the "Final Mariner Health DIP Order," and collectively with the Initial Mariner Health DIP Order, the "Mariner Health DIP Orders"), as the case may be. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

   Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the "base rate" of PNC Bank (i.e., the higher of the PNC Bank prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points for tranche A and 300 basis points for tranche B. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to tranche A loans and tranche B loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

   The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date. The term, "Commitment Termination Date," is defined as the first to occur of the following: (i) the first anniversary of the Petition Date, (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors, (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization, (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) no previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing, (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder, (vi) 30 days after the Petition Date if the Final Mariner Health DIP Order has not been entered (which deadline is subject to extension at the discretion of the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing), or (vii) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Borrowing Base then in effect. The Mariner Health Borrowing Base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (i) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (ii) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other with such banks. Amounts prepaid pursuant to clause (i) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar-for-dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (ii) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

   Under the terms of the Initial Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Mariner Health DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Mariner Health Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Mariner Health DIP Order and the Initial Mariner Health Cash Collateral Order, and reference should be made to such orders (which are available from the Bankruptcy Court) for a more complete description of such terms.

   The Mariner Health DIP Credit Agreement contains customary representations, warranties and covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and the possible exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in Chapter 11.

   Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the Company Debtors, but does contemplate weekly overhead payments to the Company equal to 1.25% of projected net inpatient revenues for such month, subject to a monthly "true-up," such that the payments for such month equal 5% of actual net inpatient revenues of the Mariner Health Debtors. Such payments may be suspended by the Mariner Health Debtors if certain defaults specified in the Mariner Health Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

   Healthcare Regulatory Matters. The Balanced Budget Act contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, through the year ended 2002. Approximately 50% of the savings were to be achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on the Company.

   The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act required the establishment of a PPS system for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes receive a fixed per diem rate for each of their Medicare Part A patients which, during the first three years, is based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem has resulted in significantly lower margins in the Company's pharmacy operations as a result of increased pricing competition, a change in buying patterns by customers and the decision by the Company to exit certain businesses previously operated by the Company such as its third party therapy, home health and hospital contract management businesses.

   On May 12, 1998, HCFA published the "Interim Final Rule" for the skilled nursing facility ("SNF") PPS along with the acuity adjusted federal PPS rates for Part A Medicare patients and the facility specific inflation factors effective from July 1, 1998 through September 30, 1999 and the inflation factors that are used to adjust the facility specific base period cost to the payment rates for periods beginning July 1, 1998 through periods beginning September 1, 1999. On July 30, 1999, HCFA published the "Final Rule" for PPS along with acuity adjusted federal PPS rates that are effective October 1, 1999 through September 30, 2000, and the inflation factors that are used to adjust the specific facility specific base period cost to payment rates for periods beginning October 1, 1999 through periods beginning September 1, 2000. The acuity adjusted federal PPS rates and facility specific inflation factor that are published along with the Final Rule follow the guidance included in the Interim Final Rule and do not provide any long-term relief from the overall effect of PPS on Medicare revenue decreases. On November 29, 1999, President Clinton signed into law H.R. 3194, the "Consolidated Appropriations Act" (the "CAA") (P.L. 106-113), legislation designed to mitigate the effects of the Balanced Budget Act. While the CAA is expected to ameliorate somewhat the adverse effects of the Balanced Budget Act, the Company has not yet evaluated what effect the CAA will have on its operating results. However, the Company does not believe the CAA will have a material positive effect on its operating results. See "Business--Regulation." The CAA, however, temporarily increases the acuity adjusted PPS rates by 20 percent for 15 acuity categories. As evidenced by the language of the CAA, this payment increase is intended to compensate SNFs for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. SNFs providing care to patients falling within every non-rehabilitation acuity category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three acuity categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments will begin on April 1, 2000, and end before the later of
(A) October 1, 2000, or (B) the date HCFA implements a refined PPS system that better accounts for medically-complex patients. Neither the CAA nor the accompanying Conference Report provides HCFA with specific directions regarding such refinements to the PPS system. In addition, the CAA provides for a four percent increase in the federal per diem payment rates for all acuity categories in both fiscal years 2001 and 2002. This increase will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate.

   As of July 1, 1999, all of the Company's SNFs are receiving Medicare payment through PPS, although transition PPS rates vary from facility to facility depending on each facility's base period cost that comprises the facility specific component of the rates and the facility's geographic location that defines the wage adjuster that is applied to the acuity adjusted federal component of the rates. For most of the Company's facilities, the facility specific base period cost is higher than the base period cost that was used to develop the acuity adjusted federal rates. For some facilities, however, the facility base period cost is lower than the base period cost used to develop the PPS rates. The CAA allows SNFs to elect transition to the full federal rate at the beginning of their cost reporting periods beginning on or after January 1, 2000. SNFs may make the election up to 30 days after the start of their cost reporting period. The Company will take advantage of this waiver where appropriate.

   The Balanced Budget Act also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. At least one state, North Carolina, is proposing to change its Medicaid payment rates and/or payment methodology. However, it is unclear how the procedural protections imposed by the Balanced Budget Act will constrain these types of changes. Pending the publication of a final rule implementing the procedural limitations of the Balanced Budget Act, the Company anticipates that other states may attempt to change their payment rate methodologies, and that such changes could result in a reduction in payments to nursing facilities.

   The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the federal per diem, has had a material adverse effect on the Company's therapy business resulting in the decision by the Company to terminate its contracts to provide therapy services. The CAA temporarily mitigates the Balanced Budget Act limitations by providing that the therapy caps will not apply in 2000 and 2001. The CAA requires the Secretary of Health and Human Services (the "Secretary") to conduct focused medical reviews of therapy services during 2000 and 2001, with an emphasis on claims for services provided to residents of SNFs. The CAA also requires the Secretary to study and to submit recommendations to Congress on therapy utilization patterns in 2000 compared to those in 1998 and 1999.

   The CAA also excludes certain items and services from the formerly all-inclusive SNF per diem rates. Specifically, the following items and services will become separately reimbursable outside of the PPS rates:

(1) ambulance services furnished to an individual in conjunction with renal dialysis services; (2) chemotherapy items and administration services (as identified by certain HCFA Common Procedure Coding System ("HCPCS") codes);
(3) radioisotope services (as identified by certain HCPCS codes); and (4) customized prosthetic devices (artificial limbs) and other custom prostheses if provided to a SNF resident and intended to be used after discharge (as identified by certain HCPCS codes and other instances chosen by HCFA). Payment for such items and services, which are "passed-through" the per diem payment rates, will be made under Part B, in conformance with Part B payment rules. Although these items are separately reimbursed from the PPS rate, the CAA also directs HCFA to make appropriate adjustments to the PPS payments rates to reflect the fact that certain items and services have been excluded, and to ensure budget neutrality. Thus, HCFA is directed to make an appropriate proportional reduction in PPS payments at that time.

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

   The prudent buyer principle states, in part, "the prudent and cost-conscious buyer not only refuses to pay more than the going price for an item or service, he also seeks to economize by minimizing cost." Certain of the fiscal intermediaries have alleged that the Company was not prudent in its purchase of occupational therapy and speech pathology services prior to HCFA's establishing salary equivalency guidelines, effective April 1998. Fiscal intermediaries calculated facilities' costs to provide services through employed therapists and reduced costs claimed on the cost reports for providing services through contracts and adjusted the cost reports accordingly. Appeals were filed with the Provider Reimbursement and Review Board ("PRRB") and resulted in a favorable outcome. However, on review the Social Security Administrator reversed the PRRB and restored the intermediaries' adjustments. The Company believes that it has substantial arguments to support its position that the contested costs are allowable and the issue is being appealed through judicial review, pursued through the appropriate legal processes. Another unrelated provider received a favorable judicial decision on its prudent buyer appeal based on similar facts. The Company currently is negotiating a settlement with HCFA for all of its prudent buyer appeals and believes that it will have a favorable outcome. However, until the settlement is finalized, there can be no assurance that the Company will prevail or that it will not have to expend significant amounts to complete the appeal process. Contracts between facilities and therapy providers generally provide for the therapy provider to indemnify the nursing facility in the event of denials or cost report disallowances. There can be no assurance that the therapy providers will not contest the triggering of the indemnity provisions of the contracts or that they will be able to fund the indemnity provisions.

   The related organization principle states, in part, "a provider's allowable cost for services, facilities, and supplies furnished by a party related to the provider are the costs the related party incurred in furnishing the items in question." The regulations provide for an exception to the related organization principle if certain requirements are met and the Company believes that it meets these requirements with respect to services its facilities previously received from related pharmacy and rehabilitation subsidiaries. Some fiscal intermediaries have denied the request for exception and have made adjustments to reduce the allowable cost that is included in nursing facility cost reports to the cost of the related organization. The Company has requested PRRB appeals for these adjustments, but the appeals have not yet been heard. There can be no assurance that the Company will prevail in the appeal process.

   During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately 50 1995 and 1996 cost reports and issued revised NPRs imposing prudent buyer or related party adjustments and applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable cost of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company has reached an agreement with HCFA and the intermediary and has implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which will be repaid over a period of one year. The first six monthly payments of $1.8 million, including interest, have been made. The intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. As part of the Chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services ("DHHS") whereby, among other things, HCFA will not recoup certain pre-petition overpayments for other than the current cost reporting years for the pendancy of Mariner Health's DIP obligations. Accordingly, repayment obligations which may arise from the issuance of revised NPRs may be stayed for an interim period. Should the revised NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

   Other Factors Effecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's estimated rent obligations for fiscal year 2000 are approximately $90 million. In connection with its review of its portfolio of facilities, the Company anticipates divesting itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

   The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations and Year 2000 compliance. The Company estimates that total capital expenditures for the year ending September 30, 2000 will be approximately $38 million.

   The Company has a lease arrangement, originally providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program historically has allowed the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 1999, approximately $66.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease under GAAP. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million. At June 30, 1999 and September 30, 1999, the Company was in violation of certain of these financial covenants and ceased making rent payments under the Synthetic Lease in November 1999. Notwithstanding the expiration of the temporary forbearance by the lessor and its lenders against exercising remedies with respect to such events of default, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with respect to any defaults that may existing under the Synthetic Lease. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Credit Facility, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities. The parties have filed a stipulation with the Bankruptcy Court agreeing that, subject to approval of the Final Company DIP Order, the Synthetic Lease transaction will be treated as a secured financing rather than a true lease for purposes of the reorganization of the Company Debtors.

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

   By letter dated June 1999, the Company received a 90-day cancellation notice from its former general and professional liability ("GL/PL") carrier. In June, the Company binded a replacement GL/PL policy, effective July 31, 1999, which resulted in a $4.4 million increase in annual premium and elimination of the Royal policy's aggregate retention limit under the former policy. The elimination of the aggregate retention limit is expected to increase the actuarial cost of general and professional liability claims by approximately $42.6 million per year. This increased exposure will have a delayed negative effect on operating cash flow as claims develop over the next several years. See "Business--Insurance." The Company is examining its alternatives with respect to its former insurer.

   The Mariner Health Senior Credit Facility generally prohibits Mariner Health from paying dividends or making distributions to the Company, except as follows: (a) Mariner Health can make a one-time dividend (which has not yet been utilized) to the Company in an amount not to exceed Mariner Health's consolidated net income for the most recent 12 fiscal months subject to the absence of any default under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility, and subject further to demonstrating pro forma compliance with certain financial covenants; and (b) Mariner Health may reimburse the Company for ordinary course of business expenses paid by the Company on behalf of Mariner Health or its subsidiaries. By amendments effective as of January 19, 1999, the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility were each amended to allow Mariner Health also to make a dividend or distribution of up to $25.0 million to the Company to enable the Company to purchase Mariner Notes pursuant to the Total Return Swap or to otherwise satisfy the Company's obligations under the Total Return Swap, subject to the absence of any default under the Mariner Health Senior Credit Facility or the Mariner Health Term Loan Facility, and subject further to demonstrating pro forma compliance with certain financial covenants thereunder. All such dividends or distributions other than the reimbursement of the Company for ordinary course of business expenses paid by the Company on behalf of Mariner Health or its subsidiaries have since been prohibited by subsequent amendments to the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility, due to Mariner Health's noncompliance with various financial covenants.

   The Mariner Health DIP Credit Agreement also limits the ability of the Mariner Debtors from engaging in affiliate transactions and making restricted payments, specifically including payments to the Company Debtor. However, the Mariner Health DIP Credit Agreement permits, among other things, weekly overhead payments to the Company (see "--Mariner Health Debtor-in-Possession Financing" above), the purchase of pharmaceutical goods and services from certain Company Debtors, the allocation to, and payment by, the Mariner Health Debtors of their share of certain taxes, insurance obligations and employee benefit obligations paid for and administered on a consolidated basis by the Company, and certain ordinary course transactions which are on terms no less favorable to the subject Mariner Health Debtors than the terms obtainable from a non-affiliate, and for which the approval of the requisite Mariner Health DIP Lenders and the Bankruptcy Court have been obtained.

   There can be no assurance that the amounts available to the Company Debtors from the Company DIP Financing and cash collateral will be sufficient to fund the operations of the Company Debtors until such time as the Company Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court. Furthermore, the Company is unable to predict whether the Company Debtors will have sufficient cash flow generated from their operations and cash on hand to fund their working capital needs, anticipated capital expenditures, rent, debt service requirements and other operating expenses in the event the amounts available under the Company DIP Financing are exhausted prior to obtaining confirmation of a plan of reorganization. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Company Debtors will allow the Company Debtors to operate profitably under PPS or give the Company Debtors sufficient liquidity to meet their operational needs. The ability of the Company Debtors to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Company Debtors.

   There can be no assurance that the amounts available to the Company Debtors from the Mariner Health DIP Financing and cash collateral will be sufficient to fund the operations of the Mariner Health Debtors until such time as the Mariner Health Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court. Furthermore, the Company and the Mariner Health Debtors are unable to predict whether the Mariner Health Debtors will have sufficient cash flow generated from their operations and cash on hand to fund their working capital needs, anticipated capital expenditures, rent, debt service requirements and other operating expenses in the event the amounts available under the Mariner Health DIP Financing are exhausted prior to obtaining confirmation of a plan of reorganization. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Mariner Health Debtors will allow the Mariner Health Debtors to operate profitably under PPS or give the Mariner Health Debtors sufficient liquidity to meet their operational needs. The ability of the Mariner Health Debtors to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Mariner Health Debtors.

   At September 30, 1999, the Company had approximately $45 million of invested cash for funding operations and servicing debt. Due to the existence of financial covenant defaults under the Senior Credit Facility as of June 30, 1999 and September 30, 1999, and the payment defaults referred to above, the Company has not been able to satisfy the borrowing conditions under the Revolving Credit Facility. Under the terms of the Initial Company DIP Order and the Company DIP Financing, up to $25.0 million is available to fund the Company operations of the Company Debtors, subject to increase upon the order of the Bankruptcy Court and upon satisfaction of the conditions set forth in the documents pertaining to the Company DIP Financing, including borrowing base requirements. No assurance can be given regarding the timing or likelihood that the Bankruptcy Court will approve the Interim Company DIP Order or the Final Company DIP Order, or the terms on which such approval may be conditioned.

   At September 30, 1999, Mariner Health had $19 million of invested cash for funding operations and servicing debt. The revolving loan commitment under the Mariner Health Senior Credit Facility terminated, and the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility matured on January 3, 2000. Under the terms of the Initial Mariner health DIP Order and the Mariner Health DIP Financing, up to $15.0 million is available to fund Mariner Health's operations, subject to increase upon the order of the Bankruptcy Court and upon satisfaction of the conditions set forth in the documents pertaining to the Mariner Health DIP Financing, including borrowing base requirements. No assurance can be given regarding the timing or likelihood that the Bankruptcy Court will approve the Final Mariner Health DIP Order, or the terms on which such approval may be conditioned.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. On August 13, 1999, two Swap Agreements, each with a notional amount of $20 million, were terminated at a loss to the Company of $100,000. As of September 30, 1999, the Company had one Swap Agreements in effect with a notional amount of $20.0 million. This Swap Agreement was terminated effective October 27, 1999 at no cost to the Company.

   In September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes, subsequently amended to $46.5 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement was restructured in August, 1999 resulting in capital depreciation payable by the Company of approximately $46.5 million, of which amount $20.0 million was satisfied from collateral previously provided by Mariner Health and the balance of which has been incorporated into a promissory note. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Mariner Health Senior Subordinated Notes." Accordingly, as of October 27, 1999, the Company did not have any Swap Agreements outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Mariner Post-Acute Network, Inc.

   We have audited the accompanying consolidated balance sheets of Mariner Post-Acute Network, Inc. (formerly Paragon Health Network, Inc., formerly Living Centers of America, Inc.), and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and schedule are the responsibility of the management of Mariner Post-Acute Network, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Post-Acute Network, Inc., and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses, has a working capital deficiency of approximately $2.0 billion and has a capital deficit of approximately $1.4 billion at September 30, 1999. In addition, the Company was not in compliance with certain convenants of various loan agreements at September 30, 1999. As discussed in
Note 2 to the accompanying consolidated financial statements, on January 18, 2000, the Company and certain of its subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubts about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization for approval by the U.S. Bankruptcy Court and the Company's creditors. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

                                          Ernst & Young LLP

Atlanta, Georgia
January 19, 2000

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................ $    71,817  $    3,314
 Receivables (less allowances of $87,066 and $68,581).     307,571     617,380
 Notes receivable, net................................       3,259       9,656
 Supplies.............................................      22,866      31,516
 Prepaid expenses.....................................      18,787      11,943
 Income tax refund receivable.........................       1,943      57,323
 Deferred income taxes................................         --       58,875
 Other (including patient trust funds of $5,021 and
  $5,399).............................................      15,413      17,916
                                                       -----------  ----------
   TOTAL CURRENT ASSETS...............................     441,656     807,923
PROPERTY AND EQUIPMENT:
 Land, buildings and improvements.....................     532,589     863,451
 Furniture, fixtures and equipment....................     196,875     231,682
 Leased property under capital leases.................      63,797      89,718
                                                       -----------  ----------
                                                           793,261   1,184,851
 Less accumulated depreciation........................     333,708     257,698
                                                       -----------  ----------
                                                           459,553     927,153
GOODWILL, NET.........................................     247,353   1,084,473
RESTRICTED INVESTMENTS................................      69,188      88,467
NOTES RECEIVABLE, NET.................................      16,792      20,861
OTHER ASSETS..........................................      40,429     107,774
                                                       -----------  ----------
                                                       $ 1,274,971  $3,036,651
                                                       ===========  ==========
        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
 Notes payable and current maturities of long-term
  debt................................................ $ 2,028,226  $   46,250
 Accounts payable.....................................     134,829     160,240
 Accrued payroll and related expenses.................     111,395     127,774
 Accrued property taxes...............................      12,873      12,277
 Patient trust funds..................................       5,021       5,399
 Accrued interest.....................................      49,317      35,057
 Other accrued expenses...............................      45,910      70,710
                                                       -----------  ----------
   TOTAL CURRENT LIABILITIES..........................   2,387,571     457,707
LONG-TERM DEBT, NET OF CURRENT MATURITIES.............     113,618   1,977,865
LONG-TERM INSURANCE RESERVES..........................      80,899      61,310
DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILI-
 TIES.................................................      69,733     133,137
MINORITY INTEREST.....................................       9,169       9,618
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock, par value $.01; 5,000,000 autho-
  rized; none issued..................................         --          --
 Common stock, par value $.01; 500,000,000 shares au-
  thorized; 73,695,081 and 73,276,866 shares issued...         737         733
 Capital surplus......................................     980,952     980,142
 Accumulated deficit..................................  (2,361,393)   (583,111)
 Accumulated other comprehensive loss.................      (6,315)       (750)
                                                       -----------  ----------
   TOTAL STOCKHOLDERS' (DEFICIT) EQUITY...............  (1,386,019)    397,014
                                                       -----------  ----------
                                                       $ 1,274,971  $3,036,651
                                                       ===========  ==========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  ----------  ----------
NET REVENUES
 Nursing home revenue:
   Net patient services...................  $ 1,758,595  $1,513,420  $  742,046
   Other..................................       33,811      14,645       6,004
 Non-nursing home revenue:
   Pharmacy services......................      281,718     230,313     196,748
   Therapy services.......................      159,575     194,125     179,506
   Home health, hospital services, and
    other.................................       38,881      83,026      15,984
                                            -----------  ----------  ----------
                                              2,272,580   2,035,529   1,140,288
COSTS AND EXPENSES:
 Salaries and wages.......................    1,049,860     782,520     438,693
 Employee benefits........................      215,510     158,883      85,712
 Nursing, dietary and other supplies......      130,369      96,462      53,531
 Ancillary services.......................      390,622     430,715     224,912
 General and administrative...............      301,199     187,701     105,522
 Insurance expense........................       97,285      58,988      26,142
 Rent.....................................      103,786      86,625      42,489
 Depreciation and amortization............      120,526      75,044      39,309
 Provision for bad debts..................      142,474      29,544      26,282
 Impairment of long-lived assets..........      995,932     135,783         --
 Loss on disposal of assets...............      242,735         --          --
 Recapitalization, indirect merger and
  other expenses..........................       65,417      87,336       2,588
                                            -----------  ----------  ----------
                                              3,855,715   2,129,601   1,045,180
                                            -----------  ----------  ----------
 INCOME (LOSS) FROM OPERATIONS............   (1,583,135)    (94,072)     95,108
OTHER INCOME AND EXPENSE:
 Interest expense.........................      204,384     125,384      21,492
 Interest and dividend income.............       (9,123)    (11,082)     (4,640)
                                            -----------  ----------  ----------
                                                195,261     114,302      16,852
                                            -----------  ----------  ----------
 INCOME (LOSS) BEFORE INCOME TAXES, MINOR-
  ITY INTEREST, AND EXTRAORDINARY LOSS....   (1,778,396)   (208,374)     78,256
PROVISION (BENEFIT) FOR INCOME TAXES......          --      (10,559)     33,604
                                            -----------  ----------  ----------
 INCOME (LOSS) BEFORE MINORITY INTEREST
  AND EXTRAORDINARY LOSS..................   (1,778,396)   (197,815)     44,652
MINORITY INTEREST.........................          114        (562)       (735)
                                            -----------  ----------  ----------
 INCOME (LOSS) BEFORE EXTRAORDINARY LOSS..   (1,778,282)   (198,377)     43,917
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT, NET OF $6,034 INCOME TAX BENE-
 FIT......................................          --      (11,275)        --
                                            -----------  ----------  ----------
NET INCOME (LOSS).........................  $(1,778,282) $ (209,652) $   43,917
                                            ===========  ==========  ==========
EARNINGS (LOSS) PER SHARE:
 Basic....................................  $    (24.21) $    (4.31) $     0.75
                                            ===========  ==========  ==========
 Diluted..................................  $    (24.21) $    (4.31) $     0.73
                                            ===========  ==========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTAND-
 ING:
 Basic....................................       73,459      48,601      58,613
                                            ===========  ==========  ==========
 Diluted..................................       73,459      48,601      59,808
                                            ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                       RETAINED     ACCUMULATED
                           COMMON STOCK                EARNINGS        OTHER      TREASURY STOCK
                          ---------------  CAPITAL   (ACCUMULATED  COMPREHENSIVE ------------------
                          SHARES   AMOUNT  SURPLUS     DEFICIT)    INCOME (LOSS) SHARES    AMOUNT       TOTAL
                          -------  ------ ---------  ------------  ------------- -------  ---------  -----------
BALANCE, SEPTEMBER 30,
 1996...................   60,804   $608  $ 227,766  $   120,733      $   (18)     2,301  $ (19,774) $   329,315
Comprehensive income:
 Net income.............                                  43,917                                          43,917
 Unrealized gain on
  securities available-
  for-sale, net of tax..                                                  262                                262
                                                                                                     -----------
Comprehensive income....                                                                                  44,179
Funding of employee
 benefit plans..........                         92                                 (177)     1,521        1,613
Funding of options
 exercised under 1992
 Employee Stock Option
 Plan, net of tax.......                        (15)                                 (21)       191          176
Issuance of treasury
 stock in exchange for
 warrants...............                       (871)                                 (99)       871          --
                          -------   ----  ---------  -----------      -------    -------  ---------  -----------
BALANCE, SEPTEMBER 30,
 1997...................   60,804    608    226,972      164,650          244      2,004    (17,191)     375,283
Comprehensive (loss):
 Net (loss).............                                (209,652)                                       (209,652)
 Unrealized loss on se-
  curities available-
  for-sale, net of tax..                                                 (994)                              (994)
                                                                                                     -----------
Comprehensive (loss)....                                                                                (210,646)
Issuance of shares to
 Apollo Management, L.P.
 and affiliates, net of
 associated costs.......   17,778    178    232,572                                                      232,750
Repurchase of shares in
 connection with the
 Recapitalization
 Merger.................                                                          54,461   (735,223)    (735,223)
Retirement of treasury
 stock..................  (55,082)  (551)  (202,060)    (538,109)                (55,082)   740,720          --
Issuance of shares and
 options in exchange for
 GranCare common stock
 and options............   17,440    175    238,814                                                      238,989
Issuance of shares to
 Professional
 Rehabilitation, Inc....    1,147     11     22,575                                                       22,586
Issuance of shares to
 Summit Medical
 Holdings, Inc..........    1,043     10     16,690                                                       16,700
Issuance of shares in
 exchange for Mariner
 Health Group, Inc.
 common stock...........   29,615    296    443,922                                                      444,218
Funding of options
 exercised or canceled
 under 1992 Employee
 Stock Option Plan, net
 of tax.................                     (5,918)                              (1,350)    11,410        5,492
Funding of employee
 benefit plans .........                         92                                  (32)       275          367
Issuance of treasury
 stock in exchange for
 warrants...............                         (9)                                  (1)         9          --
Issuance of stock under
 various stock option
 plans, net of tax......      532      6      6,492                                                        6,498
                          -------   ----  ---------  -----------      -------    -------  ---------  -----------
BALANCE, SEPTEMBER 30,
 1998...................   73,277    733    980,142     (583,111)        (750)       --         --       397,014
Comprehensive (loss):
 Net (loss).............                              (1,778,282)                                     (1,778,282)
 Unrealized loss on se-
  curities available-
  for-sale, net of tax..                                               (5,565)                            (5,565)
                          -------   ----  ---------  -----------      -------    -------  ---------  -----------
Comprehensive (loss)....                                                                              (1,783,847)
Issuance of common
 stock..................       49               127                                                          127
Funding of employee
 benefit plan...........      369      4        683                                                          687
                          -------   ----  ---------  -----------      -------    -------  ---------  -----------
BALANCE, SEPTEMBER 30,
 1999...................   73,695   $737  $ 980,952  $(2,361,393)     $(6,315)       --         --   $(1,386,019)
                          =======   ====  =========  ===========      =======    =======  =========  ===========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEAR ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1999        1998       1997
                                               -----------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................  $(1,778,282) $(209,652) $ 43,917
  Adjustments to reconcile net income to net
   cash provided by
   (used in) operating activities:
    Depreciation and amortization............      120,526     75,044    39,309
    Interest expense on discounted debt......       20,091     16,995       --
    Deferred income taxes....................          --         478      (753)
    Equity earnings/minority interest........         (114)       562       735
    Provision for bad debts..................      142,474     29,544    26,282
    Impairment of long-lived assets..........      995,932    135,783       --
    Change in estimate related to reduction
     in Medicare
     reimbursement revenue...................      122,023        --        --
    Loss on disposal of assets...............      242,735        --        --
  Changes in noncash working capital:
    Receivables..............................       11,997    (71,582)  (44,362)
    Supplies.................................        8,650    (11,670)   (3,984)
    Prepayments and other current assets.....       69,601     (3,207)      195
    Accounts payable.........................      (30,655)   (21,538)   (2,073)
    Accrued expenses and other current lia-
     bilities................................      (22,022)    23,749    (5,673)
  Changes in long-term insurance reserves....       19,589     16,308     1,462
  Other......................................       17,897      3,654      (215)
                                               -----------  ---------  --------
NET CASH PROVIDED BY (USED IN) OPERATING AC-
 TIVITIES....................................      (59,558)   (15,532)   54,840
                                               -----------  ---------  --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Acquisitions and investments...............          --    (171,894)  (30,548)
  Purchases of property and equipment........      (73,251)   (65,168)  (36,961)
  Disposals of property, equipment and other
   assets....................................       87,032      3,289     8,365
  Restricted investments.....................       13,714      7,474   (20,543)
  Net collections on notes receivable........       10,466     21,844     2,580
  Other......................................          --      (7,340)     (211)
                                               -----------  ---------  --------
NET CASH PROVIDED BY (USED IN) INVESTING AC-
 TIVITIES....................................       37,961   (211,795)  (77,318)
                                               -----------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net draws under credit line................      222,350    114,000    24,560
  Repayment of debt..........................     (105,135)  (641,924)   (9,297)
  Proceeds from Deficiency Note..............       26,486        --        --
  Repurchase of subordinated debt............      (46,661)       --        --
  Deferred financing fees....................       (7,538)   (30,178)      --
  Issuance of shares to Apollo Management,
   L.P.......................................          --     232,750       --
  Proceeds from Senior Credit Facility.......          --     815,000       --
  Proceeds from Senior Notes.................          --     448,871       --
  Repurchase of shares in recapitalization...          --    (735,223)      --
  Other......................................          598     12,990       176
                                               -----------  ---------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES....       90,100    216,286    15,439
                                               -----------  ---------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVA-
 LENTS.......................................       68,503    (11,041)   (7,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.        3,314     14,355    21,394
                                               -----------  ---------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR.......  $    71,817  $   3,314  $ 14,355
                                               ===========  =========  ========

   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

   Mariner Post-Acute Network, Inc. (the "Company") changed its name effective August 1, 1998 from its former name, Paragon Health Network, Inc. ("Paragon"), following the consummation of the merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner Health") on July 31, 1998 pursuant to an agreement and plan of merger dated as of April 13, 1998 (the "Mariner Merger Agreement"). See Note 5. The Company had previously changed its name from Living Centers of America, Inc. ("LCA") to Paragon on November 4, 1997. At the time of the Mariner Merger, Mariner Health operated long-term health care facilities that provided skilled nursing and residential care services in 16 states and comprehensive rehabilitation services. The Company was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers") pursuant to an agreement and plan of merger dated as of May 7, 1997, as amended and restated as of September 17, 1997 (the "GranCare Merger Agreement"). See Notes 3 and 4. At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. At September 30, 1999, the Company's operations consist principally of over 400 inpatient and assisted living facilities, 37 institutional pharmacies and 14 long-term acute care hospitals. The Company operates in 40 states with significant concentrations of facilities and beds in eight states and several metropolitan markets. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses, has a working capital deficiency of approximately $2.0 billion, and has a capital deficit of approximately $1.4 billion at September 30, 1999. In addition, the Company has violated certain covenants of various loan agreements. On January 18, 2000, the Company, Mariner Health and certain of their respective subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (referred to herein as the "Chapter 11 Filings"). See Note 2.

 CASH MANAGEMENT

   As a result of separate Senior Credit Facilities (see Note 12), the Company maintains separate centralized cash management systems for Paragon and Mariner Health in which cash receipts are transferred daily from facility and ancillary company depository accounts to a separate cash concentration account for Paragon and Mariner Health. Funds are then used to provide for normal working capital requirements, including reduction of the outstanding credit lines or placement of excess funds in investment grade investments. To the extent that cash transferred from the facility and ancillary company depository accounts is not sufficient to provide for cash disbursement requirements, a cash advance is obtained from one of the Company's sources of liquidity. See Note 12. Cash equivalents consist of temporary investments with original maturities of three months or less.

 NOTES RECEIVABLE, NET

   Notes receivable, net, aggregating $20.1 and $30.5 million at September 30, 1999 and 1998, respectively, consist primarily of notes which arose from divestitures of certain operating facilities. These notes, which are generally collateralized by long-term care facilities, have interest rates ranging generally from 6.5% to 12% and maturities through 2012, including approximately $16.8 million due after September 30, 2000. Notes receivable,

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES net, at September 30, 1999 and 1998, include reserves for potential uncollectible amounts of $7.5 million and $4.0 million, respectively. Management believes the collateral values are sufficient to recover the net carrying amount of these notes in the event of default.

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

   Buildings........................................................ 25-40 years
   Building improvements............................................ 10-15 years
   Furniture, fixtures and equipment................................  3-15 years

   Depreciation expense, including amortization of assets under capital leases, related to property and equipment for the years ended September 30, 1999, 1998, and 1997 was $77.5 million, $49.1 million, and $32.0 million, respectively.

 GOODWILL, NET

   Goodwill represents the excess of purchase price over fair market value of assets acquired in various purchase transactions and is amortized on a straight-line basis with lives ranging from 30 to 40 years. Accumulated amortization at September 30, 1999 and 1998 was $67.5 million and $43.3 million, respectively. Amortization of goodwill charged to expense was $43.0 million, $23.0 million and $7.3 million for the years ended September 30, 1999, 1998 and 1997, respectively.

 IMPAIRMENT OF LONG-LIVED ASSETS

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Goodwill is also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow. See Note 15.

 RESTRICTED INVESTMENTS

   Restricted investments represent cash, other investments, and common stock holdings that have been designated to (i) pay insurance claims of the Company's wholly-owned insurance subsidiaries, (ii) serve as partial collateral for the Company's bank agreements, and (iii) serve as partial collateral for the Company's lease

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES agreements with Health and Retirement Properties Trust ("HRPT") (See Notes 11 and 12). These restricted investments have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at their estimated fair value. See Note 19.

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

   The Company files a consolidated federal income tax return. Federal and state income tax payments made for the years ended September 30, 1999, 1998 and 1997 were $3.0 million, $1.0 million and $40.0 million, respectively. The Company received $78.1 and $8.7 million in tax refunds during the years ended September 30, 1999 and 1998, respectively, in addition to the tax payments made by the Company.

 TREASURY STOCK

   During fiscal year 1996, the Company acquired 2,327,220 shares of treasury stock (775,740 shares prior to the three-for-one stock split, see Note 6) on the open market for a total cost of $20.0 million. The shares repurchased were primarily intended to be used as part of a plan to fund the employer's contributions to the Company's 401(k) Plan and Deferred Retirement Incentive Plan and to fund employee purchases made under the Company's Employee Stock Purchase Plan. All treasury stock was retired effective November 4, 1997 in connection with the Company's recapitalization.

 NET REVENUES

   Net patient service revenue includes patient revenues payable by patients, amounts reimbursable by third party payors under contracts, rehabilitation therapy service revenues from management contracts to provide services to non-affiliated skilled nursing facilities and other entities and revenues from the Company's medical products and home health care services. Patient revenues payable by patients at the Company's facilities are recorded at established billing rates. Patient revenues to be reimbursed by contracts with third-party payors are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or, for cost reporting periods beginning July 1, 1998, determined under a prospective payment system. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid under cost reimbursement programs are determined by filing cost reports which are then subject to audit and retroactive adjustment by the payor. Legislative changes to state or federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors are reflected in operations at the time of the adjustment or settlement. Medicare revenues represented 21%, 32% and 26% and Medicaid revenues represented 47%, 39% and 41% of net revenue for the years ended September 30, 1999, 1998 and 1997, respectively. In addition, indirect costs reimbursed under the Medicare program are subject to regional limits. The Company's costs generally exceed these limits and accordingly, the Company is required to submit exception requests to recover such excess costs.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   On July 1, 1998, the Company began phasing in its facilities to a Prospective Payment System ("PPS") for services to Medicare patients. The Company's facilities were phased into PPS based upon their cost report years (20 facilities on July 1, 1998; 105 facilities on October 1, 1998; 189 facilities on January 1, 1999; and 83 facilities on April 1, 1999). At September 30, 1999, all facilities are being paid by Medicare under PPS, and as such, revenue recorded will consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates, which include reimbursement for ancillary services. The PPS billing methodology is extremely complex and its implementation is resource intensive. The claims amendment process lacks procedures and the coordination of certain policies. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

   The Company terminated substantially all of its contracts to provide therapy services to both unaffiliated third-parties and to the Company's skilled nursing facilities effective May 31, 1999. See Note 10.

   The Company's rehabilitation management contracts which were terminated in fiscal 1999 typically had a term of one year but frequently included automatic renewals and were in general terminable on notice of 30 to 90 days by either party. Under certain contracts, the Company billed Medicare or another third-party payor directly. Under other contracts, the Company was compensated on a fee for service basis and in general directly billed the skilled nursing facility, which in turn received reimbursement from Medicare, Medicaid, private insurance or the patient. The Company recognized payments under these latter contracts as payments from private payors. Under these latter contracts, the Company also generally indemnified its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. The Company had established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. Historically, reimbursement denials under these contracts have been insignificant; however, an increase in denials could materially and adversely affect the Company.

   Under arrangements in which the Company billed a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimbursed the facility based on a reasonable cost standard. Specific guidelines existed for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applied salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which was the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare paid for occupational and speech therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines were significantly less than for its speech and occupational therapy services under the "prudent buyer" rule. In addition, the Company provided certain services between subsidiary companies, some of which were charged at cost and others of which are charged at market rates. The Company believes that the services which were charged at market rates qualify for an exception to Medicare's related organization principle. There can be no assurance, however, that the Health Care Finance Administration ("HFCA") will endorse the Company's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

   In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA has promulgated new salary equivalency guidelines effective April 1, 1998 which updated the then current physical therapy and respiratory therapy rates and established new guidelines for occupational therapy and speech therapy. These new payment guidelines were in effect until the

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES client skilled nursing facility transitioned to PPS, at which time payment for therapy services were included in the PPS rate. HCFA, through its intermediaries, is also subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of the Company's provider and rehabilitation contracts provided for indemnification of the facilities for potential liabilities in connection with reimbursement for rehabilitation services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company's results of operations.

   After July 1, 1998, as the Company's pharmacy customers transitioned to PPS, the Company amended the relationships with certain of its customers to provide pharmaceutical services at a fixed per diem price.

   During the year ended September 30, 1999, the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, of which $39.3 million was recorded to reduce the estimated amount receivable from cost reports filed, remaining open or settled during the period. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries (and disputed by the Company) through the intermediaries' May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and 1997. These reopenings were to incorporate adjustments that reduced the allowable cost of rehabilitation therapy services that were provided to Mariner Health facilities by Mariner Health's rehabilitation subsidiaries. During the three months ended June 30, 1999, Mariner Health received revised notices of program reimbursement ("NPRs") for certain of the cost reports on approximately 50 of its facilities that require Mariner Health to repay approximately $15.9 million to the Medicare program, net of outstanding cost report receivables. On July 27, 1999 Mariner Health reached agreement with HCFA to extend repayment of the $15.9 million net liabilities resulting from the issuance of the revised NPRs. The extended repayment plan requires payment of $1.8 million per month from July through December 1999, and $1.5 million per month from January through May 2000. The current intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. Should the revised NPRs result in a repayment requirement, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time. The Company is vigorously disputing the intermediaries' overpayment determinations through the appeal process; however, a favorable outcome cannot be assured at this time. The loss per share of this $122.0 million change in estimate was approximately ($1.66) for the year ended September 30, 1999.

   Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company is aware of certain current investigations and additional possible investigations involving allegations of potential wrongdoing with respect to Medicare and Medicaid. See Notes 17 and
18. While the Company believes that it is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

 COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 effective October 1, 1998; the adoption of this statement did not have a material impact on the Company's financial position or results of operations. Comprehensive income includes net income (loss), as well as charges and credits directly to stockholders' (deficit) equity which are excluded from net income (loss).

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

 SEGMENT REPORTING

   The Company also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131, which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. See Note 24.

 STOCK-BASED COMPENSATION

   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

   In October 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock options. Companies that do not follow the new fair-value based method are required to provide pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been applied. See Note 23 for the pro forma effects on the Company's reported net income (loss) and earnings (loss) per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS 123.

 EARNINGS PER SHARE

   In February 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. The Company implemented SFAS 128 in the first quarter of fiscal year 1998. The earnings (loss) per share impact of this implementation was not significant.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1998 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements. The Company adopted SFAS 132 effective October 1, 1998. The adoption of SFAS 132 did not affect results of operations or financial position.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

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

   In June 1998 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 for one year which is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 will become effective in the Company's fiscal year ending September 30, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

   In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. SOP 98-5is effective for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not expect the adoption of this SOP to have a material impact on its financial statements.

 RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the 1999 financial statement presentation.

NOTE 2. GOING CONCERN AND ISSUES EFFECTING LIQUIDITY

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses, has a working capital deficiency of approximately $2.0 billion, and has a capital deficit of approximately $1.4 billion at September 30, 1999. In addition, as more fully described below, the Company has violated certain covenants of various loan agreements. On January 18, 2000, the Company, Mariner Health and certain of their respective subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the U.S. Bankruptcy Court, the Company's and Mariner Health's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

   Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility (see Note 12) and the Mariner Health Term Loan Facility (see Note 12) as of March 31, 1999, June 30, 1999, and September 30, 1999. The Company has been operating without a waiver of noncompliance for these credit facilities and paying a default rate of interest of 200 basis points above the credit facility rates. The maturity date of the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility was January 3, 2000, and therefore such debt is classified as a current obligation of the Company at September 30, 1999. Mariner Health did not make the interest payments due on the Mariner Health Senior Credit

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

Facility and the Mariner Health Term Loan Facility (see Notes 12 and 26). Mariner Health did not make the interest payment due October 1, 1999 on the Mariner Notes (see Notes 12 and 26). At September 30, 1999, Mariner Health had invested cash of $22.6 million for supporting its operations.

   The Company obtained a waiver under the Senior Credit Facility (see Note
12) with respect to certain financial covenant defaults existing at March 31, 1999. However, at June 30, 1999 and September 30, 1999, the Company was not in compliance with certain financial covenants under the Senior Credit Facility, and such default has not been waived. The Company did not make the scheduled interest and principal payments due on or subsequent to November 19, 1999 on its Senior Credit Facility (see Notes 12 and 26). Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility. The Company did not make the interest payment due November 1, 1999 on the Senior Subordinated Notes (see Notes 12 and 26). At September 30, 1999, the Company had invested cash of $50.4 million for supporting operations covered by the Senior Credit Facility.

   The Company has also defaulted on certain covenants relating to the Deficiency Note, Omega Note and various agreements with HRPT (see Note 12).

   Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any creditors or other third parties from taking any action in connection with any defaults under prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 Filings. In connection with the Chapter 11 Filings, the Company must develop a plan of reorganization that will be approved by its creditors, including those described above and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 Filings.

   In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings").

   The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In addition, since the Company filed for protection under the Bankruptcy Code subsequent to September 30, 1999, the accompanying consolidated financial statements have not been prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") and do not include disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filings under Chapter 11 will be prepared reflecting such amounts subject to compromise.

NOTE 3. RECAPITALIZATION MERGER

   During 1997 the Company entered into the Recapitalization Merger which was completed effective November 1, 1997 for accounting purposes. In connection with the Recapitalization Merger, certain affiliates of Apollo and certain other investors (the "Apollo Investors") invested $240 million to purchase approximately 17.8 million shares (adjusted for the three-for-one stock split, see Note 6) of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   On November 4, 1997, the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively the "Notes"), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility which is composed of $740 million in Term Loans and a Revolving Credit Facility which provides for borrowings of up to an additional $150 million. See Note 12.

   The Company used the $240 million invested by the Apollo Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Term Loans to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 6), (ii) to repay substantially all amounts outstanding under the Company's and under GranCare's (see Note 4 for description of the GranCare Merger) previous credit facilities and (iii) pay for certain costs associated with the Apollo/LCA/GranCare Mergers.

NOTE 4. GRANCARE MERGER

   Effective November 1, 1997 for accounting purposes, and subsequent to the Company's recapitalization, the Company completed the merger acquisition of GranCare pursuant to the GranCare Merger Agreement. In the GranCare Merger approximately 17.4 million shares (adjusted for the three-for-one stock split, see Note 6) of the Company's common stock were exchanged for GranCare common stock and approximately 1.3 million options (adjusted for the three-for-one stock split, see Note 6) to purchase shares of the Company's common stock were exchanged for options to purchase GranCare common stock. The Company's total purchase price of the acquisition was approximately $250.6 million including legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of GranCare's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of GranCare have been recorded at fair market value based on the total purchase price allocation as follows (in thousands):

     Current assets.................................................. $ 225,617
     Property and equipment..........................................   215,455
     Goodwill........................................................   368,741
     Restricted investments..........................................    40,987
     Other long-term assets..........................................    40,066
     Current liabilities.............................................  (117,669)
     Long-term debt..................................................  (369,871)
     Other non-current liabilities...................................  (152,767)
                                                                      ---------
     Total purchase price............................................ $ 250,559
                                                                      =========

   In the quarter ended June 30, 1998, an adjustment was made to record GranCare's property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment and other unfavorable contract rights, and assign a value to identifiable intangible assets. The unfavorable operating lease obligation in the amount of $36.4 million is amortized over the lives of the respective leases and is reflected in the accompanying consolidated balance sheet as other liabilities. Goodwill resulting from the GranCare Merger is being amortized on a straight-line basis over 30 years. The Omega Note (see Note 12) assumed by the Company in the GranCare Merger has been recorded at its fair value. Such amount is being amortized using the effective interest method over the expected life of the note. Amortization, which was approximately $3.9 million and $4.0 million for the years ended September 30, 1999 and 1998, respectively, was recorded as a reduction to interest expense.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 5. MARINER MERGER

   Effective July 31, 1998 the Company completed merger with Mariner Health pursuant to the terms of the previously announced Mariner Merger Agreement. In the Mariner Merger approximately 29.6 million shares of the Company's common stock were exchanged for Mariner Health common stock. The Company's total purchase price of the acquisition was approximately $542.7 million including cash payments for options, legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Mariner Health's operations are included in the Company's consolidated financial statements since the date of acquisition. The assets and liabilities of Mariner Health have been recorded at fair market value based on the total purchase price allocation as follows (in thousands):

     Current assets.................................................. $ 213,862
     Property and equipment..........................................   320,604
     Goodwill........................................................   677,737
     Restricted investments..........................................     3,227
     Other long-term assets..........................................    34,006
     Current liabilities.............................................   (55,853)
     Long-term debt..................................................  (600,202)
     Other non-current liabilities...................................   (50,710)
                                                                      ---------
     Total purchase price............................................ $ 542,671
                                                                      =========

   In the quarter ended September 30, 1999, an adjustment was made to record Mariner Health's property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment, and assign a value to identifiable intangible assets. Goodwill resulting from the Mariner Health Merger is being amortized on a straight-line basis over 30 years.

NOTE 6. STOCK SPLIT

   On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split in the form of a stock dividend to stockholders of record as of December 15, 1997 that was paid on December 30, 1997. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital have been restated to reflect this split.

NOTE 7. RECAPITALIZATION, INDIRECT MERGER, AND OTHER EXPENSES

   For the year ended September 30, 1999, recapitalization, indirect merger, and other expenses total approximately $65.4 million and include approximately $15.6 million of costs incurred and paid related to the Mariner Health Merger, approximately $15.1 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness and $34.7 million of other expenses. As of September 30, 1999, approximately $54.3 million of these expenses were paid.

   For the year ended September 30, 1998, recapitalization, indirect merger, and other expenses include approximately $66.2 million of costs related to the Apollo/LCA/GranCare Mergers, approximately $12.0 million of costs related to the Mariner Health Merger, and approximately $8.7 million of other expenses. Approximately $9.7 million and $69.3 million of these costs were paid during the years ended September 30, 1999 and 1998, respectively.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 8. PRO FORMA FINANCIAL INFORMATION

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

                                                        YEAR ENDED SEPTEMBER
                                                                 30
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
     Net revenues...................................... $2,776,514  $2,732,372
                                                        ==========  ==========
     Loss before extraordinary item.................... $ (229,768) $  (40,112)
     Extraordinary item................................    (11,275)     (4,831)
                                                        ----------  ----------
     Net (loss)........................................ $ (241,043) $  (44,943)
                                                        ==========  ==========
     Basic loss per share:
       Net loss before extraordinary item.............. $    (3.14) $    (0.55)
       Extraordinary item..............................      (0.15)      (0.06)
                                                        ----------  ----------
       Net loss........................................ $    (3.29) $    (0.61)
                                                        ==========  ==========
     Diluted loss per share:
       Net loss before extraordinary item.............. $    (3.14) $    (0.55)
       Extraordinary item..............................      (0.15)      (0.06)
                                                        ----------  ----------
       Net loss........................................ $    (3.29) $    (0.61)
                                                        ==========  ==========

   Pro forma information for 1997 and other 1998 acquisitions (see Note 9) is not presented because their operating results, either individually or in the aggregate, do not have a material effect on the pro forma operating results presented above.

NOTE 9. ACQUISITIONS

 FISCAL YEAR 1999 ACQUISITIONS

   The Company made no acquisitions during fiscal year 1999.

 FISCAL YEAR 1998 ACQUISITIONS

   In addition to the Apollo/LCA/GranCare Mergers and Mariner Merger discussed in Notes 3, 4, and 5 during fiscal year 1998 the Company acquired through merger Professional Rehabilitation, Inc., a provider of rehabilitation services, in a stock-for-stock transaction. Approximately 1.1 million shares of the Company's common stock and $27.0 million in cash were exchanged for Professional Rehabilitation, Inc.'s common stock. In connection with this transaction, approximately $45.3 million was recorded as goodwill.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

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

NOTE 10. DIVESTITURES

 FISCAL YEAR 1999 DIVESTITURES

   The Company terminated substantially all of its contracts to provide therapy services to both unaffiliated third-parties and to the Company's skilled nursing facilities effective May 31, 1999. As a result of the contract terminations and the closure of the therapy business, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million and a loss on disposal of related assets of $7.5 million.

   On June 30, 1999 the Company completed the sale of the assets of its outpatient rehabilitation clinics to HealthSouth Corporation which resulted in a loss on sale of $2.5 million.

   On July 29, 1999 the Company completed the sale of the hospital rehabilitation management contract business to National Rehab Partners, Inc. which resulted in a loss on sale of $4.9 million.

   The Company also disposed of substantially all of its home health, contract management operations, and approximately 15 skilled nursing facilities during the year ended September 30, 1999 and recorded a net gain on disposal of $0.7 million.

 FISCAL YEAR 1998 DIVESTITURES

   In September 1998, the Company divested its Hospice operations, which provided care for terminal patients, for a cash sales price of $6.0 million.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 11. RESTRICTED INVESTMENTS

   Restricted investments at September 30, 1999 and 1998 included the following (in thousands):

                                                 GROSS      GROSS    ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
SEPTEMBER 30, 1999                     COST      GAINS      LOSSES     VALUE
------------------                   --------- ---------- ---------- ---------
Restricted by self insurance pro-
 grams:
  U.S. Treasury Notes............... $ 11,031    $    3    $  (232)   $10,802
  Asset-backed securities...........    2,976         3        (37)     2,942
  Corporate debt securities.........   23,078         9       (483)    22,604
  Mortgage-backed securities........    1,334       --         (36)     1,298
  Repurchase Pooling Arrangement....       64       --         --          64
  Cash..............................    8,219       --         --       8,219
                                     --------    ------    -------    -------
    TOTAL...........................   46,702        15       (788)    45,929
Restricted by bank agreements:
  Cash Collateral Accounts..........   12,009       --         --      12,009
Restricted by lease agreements:
  HRPT common stock.................   18,813       --      (7,563)    11,250
                                     --------    ------    -------    -------
                                     $ 77,524    $   15    $(8,351)   $69,188
                                     ========    ======    =======    =======
                                                 GROSS      GROSS    ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
SEPTEMBER 30, 1998                     COST      GAINS      LOSSES     VALUE
------------------                   --------- ---------- ---------- ---------
Restricted by self insurance pro-
 grams:
  U.S. Treasury Notes............... $ 24,596    $  761    $   --     $25,357
  Asset-backed securities...........    2,402        85        --       2,487
  Corporate debt securities.........   30,716       948        --      31,664
  Mortgage-backed securities........    3,455       854        --       4,309
  Repurchase Pooling Arrangement....      587       --         --         587
  Cash..............................    7,250       --         --       7,250

                                     --------    ------    -------    -------
    TOTAL...........................   69,006     2,648        --      71,654
Restricted by lease agreements:
  HRPT common stock.................   18,813       --      (2,000)    16,813
                                     --------    ------    -------    -------
                                     $ 87,819    $2,648    $(2,000)   $88,467
                                     ========    ======    =======    =======

   Proceeds from the sale and maturities of investments were $32.3 million, $95.4 million, and $19.1 million for the three years ended September 30, 1999, 1998 and 1997, respectively. Gross gains (losses) were not significant for all periods presented.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   The amortized cost and estimated fair value of debt securities and other investments at September 30, 1999 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
     Due in one year or less................................  $ 6,415   $ 6,412
     Due after one year through five years..................   13,416    13,186
     Due after five years through ten years.................   13,780    13,316
     Due after ten years....................................      498       492
                                                              -------   -------
                                                               34,109    33,406
     Asset-backed securities................................    2,976     2,942
     Mortgage-backed securities.............................    1,334     1,298
     Repurchase Pooling Arrangement.........................       64        64
     HRPT Common Stock......................................   18,813    11,250
     Cash and Collateral Account............................   20,228    20,228
                                                              -------   -------
     TOTAL..................................................  $77,524   $69,188
                                                              =======   =======

   The Repurchase Pooling Arrangement is subject to market risk associated with changes in the value of the underlying financial instruments as well as the risk of loss of appreciation if a counter party fails to perform.

NOTE 12. DEBT

   Long-term debt at September 30, 1999 and 1998 is summarized in the following table (in thousands):

                                                           SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
     Senior Debt:
       Senior Credit Facilities:
         Revolving Credit Facility...................  $   166,350  $   21,000
         Term Loans..................................      746,440     815,000
         Mariner Health Senior Credit Facility.......      223,000     356,000
         Mariner Health Term Loan Facility...........      197,597         --
       Deficiency Note...............................       26,486         --
       Mortgage notes (6% to 11% due through 2014)...       49,864      55,918
       Other notes payable (8% to 10% due through
        2008)........................................       81,665      91,346
     Subordinated Debt:
       Senior Subordinated Notes (due 2007)..........      274,009     274,287
       Senior Subordinated Discount Notes (due 2007).      204,459     183,968
       Mariner Health Senior Subordinated Notes (due
        2006)........................................      103,121     149,749
                                                       -----------  ----------
                                                         2,073,248   1,947,268
     Obligations under capital leases................       68,853      76,847
                                                       -----------  ----------
                                                         2,141,844   2,024,115
     Less short-term notes payable and current por-
      tion...........................................   (2,028,226)    (46,250)
                                                       -----------  ----------
     TOTAL LONG-TERM DEBT............................  $   113,618  $1,977,865
                                                       ===========  ==========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   Interest paid on the above debt was $175.8 million, $74.5 million, and $21.8 million during the years ended September 30, 1999, 1998, and 1997, respectively.

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

   As of September 30, 1999, outstanding indebtedness under the Revolving Credit Facility was $166.4 million (out of a possible $175.0 million) which excluded $8.6 million of letters of credit. In addition, $272.7 million of the Tranche A Term Loan Facility, $236.9 million of the Tranche B Term Loan Facility, and $236.9 million of the Tranche C Term Loan Facility were outstanding.

   The aggregate principal amounts of the Tranche A Term Loans and the Revolving Credit Facility reflect increases to those facilities of $75.0 million and $25.0 million, respectively, as part of the First Amendment to the Senior Credit Facility effective on July 31, 1998 (the "July 1998 Amendments"), in connection with the consummation of the Mariner Merger. As a result of the July 1998 Amendments, aggregate amortization of the Term Loans increased to the following approximate quarterly amounts: $8.4 million (formerly $6.6 million), $15.8 million (formerly $12.3 million), $16.6 million (formerly $12.9 million), $16.6 million (formerly $12.9 million), $18.2 million (formerly $14.1 million), $48.5 million (formerly $46.5 million), $59.8 million (unchanged) and $20.0 million (unchanged) in fiscal years 1999 through 2006, respectively. Principal amounts outstanding under the Revolving Credit Facility will be due and payable in April 2005.

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

   Prior to the effectiveness of the December 22, 1998 amendment to the Senior Credit Facility (the "December 1998 Amendment"), the Applicable Margins for the Revolving Credit Facility and the Tranche A Term Loan Facility in the pricing matrix ranged from 0% to 1.25% for ABR loans and 0.08% to 1.25% for loans under the Eurodollar rate. The applicable interest rate margin for Tranche B Term Loans was 1.50% for loans under the ABR and 2.50% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans was 1.75% for loans under the ABR and 2.75% for Eurodollar loans. Immediately prior to the December 1998 Amendment, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.25% and 2.25%, respectively.

   Following the December 1998 Amendment, the Applicable Margins in the pricing matrix pertaining to the Revolving Credit Facility and Tranche A Term Loans range from 0.25% to 1.25% for ABR loans and 1.75% to

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

2.75% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.25% for loans under the ABR and 3.25% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 2.25% for loans under the ABR and 3.50% for Eurodollar loans.

   In connection with the May 11, 1999 amendment (the "May 1999 Amendment") to the Senior Credit Facility, all of the Applicable Margins were increased by 50 basis points. Following the May 1999 Amendment, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans range from 0.75% to 1.75% for ABR loans and 2.25% to 3.25% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.75% for loans under the ABR and 3.75% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 3.00% for loans under the ABR and 4.00% for Eurodollar loans. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) as of September 30, 1999 were as follows: for Revolving Loans and Tranche A Term Loans, 10.00% and 9.33%; for Tranche B Term Loans, 11.00% and 9.83%; and for Tranche C Term Loans, 11.25% and 10.08%.

   The Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company obtained a waiver under the Senior Credit Facility with respect to certain financial covenant defaults existing at March 31, 1999. At September 30, 1999, the Company was in violation of all financial covenants. In addition, in order to conserve its liquidity, the Company did not make the November 1999 interest payments due on the Senior Credit Facility. The lenders under the Senior Credit Facility signed a forbearance agreement, pursuant to which they agreed not to take any remedial action with respect to events of default (including acceleration of their debt), subject to no new events of default occurring. The forbearance agreement did not waive any events of default, and it expired on January 14, 2000. Based on the financial covenant defaults and the Company's current projected operating results for the year ended September 30, 2000 indicating continued non-compliance with certain financial covenants, the Senior Credit Facility is classified as a current obligation at September 30, 1999. Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility. At September 30, 1999, the Company had $50.4 million of invested cash for funding operations and satisfying obligations under the Senior Credit Facility.

 SENIOR SUBORDINATED NOTES

   Also in connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and were to be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from these offerings, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA's and GranCare's pre-merger indebtedness, and to pay costs and expenses associated with the Apollo/LCA/GranCare Mergers. The Company did not make the scheduled interest payment of approximately $13.2 million due on the Senior Subordinated Notes in November 1999 and such default was not cured within the applicable grace period. Certain holders of the Senior Subordinated Notes have formed an unofficial committee of holders of the Senior Subordinated Notes, and have engaged counsel to represent their interests in connection with the Company's efforts to restructure the indebtedness evidenced by the Senior Subordinated Notes. The Senior Subordinated Notes and Senior Subordinated Discount Notes are classified as current obligations at September 30, 1999.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

 MARINER HEALTH SENIOR CREDIT FACILITY AND MARINER HEALTH TERM LOAN FACILITY

   Mariner Health is the borrower under a $460.0 million senior secured revolving loan facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Health Lenders"), and PNC Bank, National Association, as agent for the Mariner Health Lenders (the "Mariner Health Agent"). The Mariner Health Senior Credit Facility terminated on January 3, 2000, without the scheduled maturity payment being made. The borrowing availability and rate of interest varied depending upon specified financial ratios, with applicable interest rate margins ranging between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar-based advances. As of September 30, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans.

   Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment") to (a) reduce the amount of the revolving commitment from $460 million to $250 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to increase the applicable interest rate margins so that they range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances, (d) to modify certain of the operating covenants referred to in the immediately preceding paragraph, and
(e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility. Immediately after giving effect to the Mariner Health Senior Credit Facility Amendment, the applicable interest rate margin for prime-based advances increased to 0.75%, and the applicable interest rate margin for Eurodollar-based borrowings increased to 2.25%. Accordingly, the applicable interest rates on prime-based loans were initially 7.8%, and for Eurodollar-based advances, 7.6%.

   Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries. The Mariner Health Senior Credit Facility and related guarantees are secured by pledges of the stock of substantially all of Mariner Health's direct and indirect subsidiary guarantors, by mortgages on all wholly owned, unencumbered inpatient facilities of Mariner Health and its subsidiaries, by leasehold mortgages on certain inpatient facilities leased by Mariner Health or its subsidiaries, and by security interests in substantially all other property and assets of Mariner Health and its subsidiaries. As the owner of 100% of the capital stock of Mariner Health, the Company has pledged such capital stock to Chase as additional collateral to secure the Company's obligations in connection with the Senior Credit Facility and the Synthetic Lease.

   Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of the same date (the "Mariner Term Loan Agreement") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210 million senior secured term loan to Mariner Health (the "Mariner Health Term Loan"). Proceeds of the Mariner Health Term Loan were applied to reduce loan amounts under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan matured on January 3, 2000, is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility. As of September 30, 1999, approximately $223.0 million of loans and $6.6 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $197.6 million of the Mariner Health Term Loan was outstanding. The Mariner Health Senior Credit Facility matured on January 3, 2000.

   Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Senior Credit Facility. Unlike subsidiaries of the Company other than Mariner Health and its subsidiaries (the "Non-Mariner

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

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

   Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999, and again as of June 30, 1999 and September 30, 1999. In addition, Mariner Health failed to make its October 1, 1999 interest payments due on the Mariner Health Senior Credit Facility and on the Mariner Health Term Loan Facility within the applicable grace period, although it was ultimately able to satisfy such obligations through amendments to those credit facilities which permitted cash collateral held by the Collateral Agent to be applied for such purpose. Finally, Mariner Health did not make the required payments with regard to the Mariner Health Term Loan and Mariner Health Senior Credit Facility at their respective January 3, 2000 maturity dates.

 MARINER HEALTH SENIOR SUBORDINATED NOTES

   Mariner Health is also the issuer of $150.0 million of 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to an indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the "Mariner Trustee"). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries (other than Mariner Health). Because of the existing, unwaived financial covenant defaults under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility, the agents under such facilities gave notice to Mariner Health and the Mariner Trustee that they were instituting a 179-day payment blockage period, during which no payments of debt service on the Mariner Notes could be made. Accordingly, Mariner Health did not make the scheduled $7.1 million interest payment due on the Mariner Notes on October 1, 1999. The 30-day grace period having expired without such interest being paid, an event of default exists under the Mariner Indenture. The Mariner Health Senior Subordinated Notes are classified as current obligations at September 30, 1999. Two holders of substantially all of the Mariner Notes not owned by the Company (see below) have formed an unofficial committee of holders of the Mariner Notes, and have engaged counsel to represent their interests in connection with Mariner Health's efforts to restructure the indebtedness evidenced by the Mariner Notes.

 DEFICIENCY NOTE

   As a consequence of the Mariner Merger and the resulting change of control at Mariner Health, the holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase") at a purchase price equal to 101% of the outstanding principal amount of the Mariner Notes purchased. Effective on September 11, 1998, Mariner Health and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner Health to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated NationsBank, N.A. (n/k/a Bank of America, N.A., and herein referred to as "Bank of America") as a third-party purchaser, and on September 21, 1998 Bank of America acquired all $40,661,000 of the Mariner Notes tendered

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, Bank of America required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty. See "Quantitative and Qualitative Disclosures about Market Risk." The Company's obligations under the Total Return Swap were guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health. During the quarter ended December 31, 1998, an additional $6.0 million of the Mariner Notes were acquired by Bank of America and made a part of the Total Return Swap.

   The Total Return Swap terminated by its terms on August 16, 1999. Based on the bids for the Tendered Mariner Notes solicited by Bank of America pursuant to the Total Return Swap Agreement, the market value of the Tendered Mariner Notes for purposes of unwinding the Total Return Swap was determined to be approximately $0.7 million, resulting in capital depreciation of approximately $46.5 million being owed by the Company. The Company was the winning bidder in the auction for the Tendered Mariner Notes. On the August 16, 1999 termination date, Bank of America applied $15.0 million drawn by it under a letter of credit issued pursuant to the Mariner Health Senior Credit Facility and applied $5.0 million of cash collateral previously posted by Mariner Health, to satisfy $20.0 million of the total amount owed to Bank of America under the Total Return Swap, leaving a net deficiency of approximately $26.5 million (the "Net Total Return Swap Deficiency").

   Effective August 16, 1999, Bank of America and the Company incorporated the Net Total Return Swap Deficiency into a promissory note (the "Deficiency Note") which generally matures and is payable as to principal and interest on the same terms as the notes evidencing the Revolving Loans. The guarantee of the Total Return Swap obligations of the Company by Mariner Health and its subsidiary guarantors remains in place. Bank of America also waived any default arising from any failure to be paid the Net Deficiency on the termination date of the Total Return Swap, in return for the lenders under the Senior Credit Facility amending the Senior Credit Facility to acknowledge the Deficiency Note as permitted indebtedness and as an "Obligation" that is secured on a pari passu basis with the indebtedness outstanding under the Senior Credit Facility. The $46.7 of Mariner Notes acquired by Mariner Post-Acute Network, Inc. in connection with the unwinding of the Total Return Swap remain outstanding as an obligation of Mariner Health.

   The Company did not make the scheduled November 1999 interest payments due under the Deficiency Note. The terms of the Deficiency Note provide that the forbearance by the lenders under the Senior Credit Facility with respect to the failure to pay interest and certain other defaults under the Senior Credit Facility automatically bind the holder of the Deficiency Note as well. The forbearance period expired on January 14, 2000. The Deficiency Note is classified as a current obligation at September 30, 1999.

 OTHER SIGNIFICANT INDEBTEDNESS

   The Company and its GranCare, Inc. subsidiary are parties to an agreement with Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under a loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of September 30, 1999.

   The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by 58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is paid monthly. Additional interest accrues on the outstanding principal of the

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

Omega Note at the rate of 1% per annum and totaled $4.3 million at September 30, 1999. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment.

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

   The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10 million, which may be increased or decreased under certain circumstances but may not be less than $10 million. The Company must contribute additional equity to PHCMI, if and when necessary, to assure that such minimum tangible net worth test is met. Subsequent to September 30, 1999, PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December, 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January, 2000, PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures are scheduled for February 3, 2000. At September 30, 1999, the Omega Note is classified as a current obligation.

   The Company, through its GranCare subsidiaries, is a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT"). HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). In 1999, HRPT spun off its health care portfolio, including the Tenant Entities, into a new publicly-traded company. HRPT has an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare. The Company does not have the ability to sell these shares to meet any capital requirements. During the Fall of 1999, SPTMNR Properties Trust ("SPTMNR") succeeded to the interests of HRPT under the HRPT Agreements, and references to HRPT herein are deemed to include SPTMNR in such capacity.

 DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY

   Among the orders entered by the Bankruptcy Court on the Petition Date in the Company's Chapter 11 case were orders approving on an interim basis (i) the use of cash collateral by the Company and those of its subsidiaries which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code (excluding

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

Mariner Health and the direct and indirect subsidiaries of Mariner Health, the "Company Debtors"), and (ii) the funding of up to $25.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Company DIP Financing") established pursuant to that certain Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (the "Petition Date") (as amended from time to time, the "Company DIP Credit Agreement") by and among the Company, as borrower, the other Company Debtors, as guarantors, the lenders signatory thereto as lenders (the "Company DIP Lenders"), and The Chase Manhattan Bank, as Administrative Agent, Documentation Agent and Collateral Agent (the "Company DIP Agent"). The Bankruptcy Court set a hearing on January 28, 2000 for an interim order (the "Company Interim DIP Order") to increase the approved portion of the Company DIP Financing to $50.0 million, and another hearing on February 16, 2000 for consideration of a final order (the "Final Company DIP Order,") approving the full $100.0 million amount of the Company DIP Financing.

   The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the initial DIP order (the "Company Initial DIP Order"), the Company Interim DIP Order or the Final Company DIP Order (collectively, the "Company DIP Orders"), as the case may be, or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase, plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

   The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date or, if earlier, on the Prepayment Date. The term, "Prepayment Date," is defined as the first business day which is at least 30 days after the entry of the Company First Day DIP Order, if the Company Final DIP Order has not been entered. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Initial DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

   The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors pursuant to the Company DIP Agreement. Under the terms of the Initial Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations will be secured by perfected liens

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders (which are available from the Bankruptcy Court) for a more complete description of such terms.

   The Company DIP Credit Agreement contains customary representations, warranties and covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in Chapter 11.

 DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH

   Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries (the "Mariner Health Debtors"), were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as syndication agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as administrative Agent and collateral Agent. The Bankruptcy Court set a hearing on February 16, 2000 to consider Mariner Health's motion for final approval of the full $50.0 million of the Mariner Health DIP Financing.

   The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility, which is divided into two tranches--a $40.0 million tranche A commitment, and a $10.0 million tranche B commitment. The tranche B loan commitment is not activated unless and until the holders of at least 75% of the Mariner Health DIP Financing loans or commitments so approve. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the initial DIP order (the "Mariner Health Initial DIP Order") or the final DIP order (the "Final Mariner Health DIP Order," and collectively with the Initial Mariner Health DIP Order, the "Mariner Health DIP Orders"), as the case may be. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

   Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the "base rate" of PNC Bank (i.e., the higher of the PNC Bank prime rate or a

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points for tranche A and 300 basis points for tranche B. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to tranche A loans and tranche B loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

   The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date. The term, "Commitment Termination Date," is defined as the first to occur of the following: (i) the first anniversary of the Petition Date, (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors, (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization, (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) no previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing, (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder, (vi) 30 days after the Petition Date if the Final Mariner Health DIP Order has not been entered (which deadline is subject to extension at the discretion of the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing), or (vii) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Borrowing Base then in effect. The Mariner Health Borrowing Base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (i) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (ii) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other with such banks. Amounts prepaid pursuant to clause (i) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar-for-dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (ii) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

   Under the terms of the Initial Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Mariner Health DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Mariner Health Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

"adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Mariner Health DIP Order and the Initial Mariner Health Cash Collateral Order, and reference should be made to such orders (which are available from the Bankruptcy Court) for a more complete description of such terms.

   The Mariner Health DIP Credit Agreement contains customary representations, warranties and covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and the possible exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in Chapter 11.

   Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the Company Debtors, but does contemplate weekly overhead payments to the Company equal to 1.25% of projected net inpatient revenues for such month, subject to a monthly "true-up," such that the payments for such month equal 5% of actual net inpatient revenues of the Mariner Health Debtors. Such payments may be suspended by the Mariner Health Debtors if certain defaults specified in the Mariner Health Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

   Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any lenders or other third parties from taking any action in connection with any defaults under prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 Filings. In connection with the Chapter 11 Filings, the Company must develop a plan of reorganization that will be approved by its creditors, including those described above and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 Filings.

   Long-term debt, including capital lease obligations, maturing in the next five fiscal years is presented below (in thousands):

                                                                    SEPTEMBER 30
                                                                    ------------
     2000.........................................................   $2,028,226
     2001.........................................................       18,079
     2002.........................................................        7,915
     2003.........................................................        7,706
     2004 and thereafter..........................................       79,918
                                                                     ----------
     Total........................................................   $2,141,844
                                                                     ==========

   The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. Two Swap Agreements with a notional amount of $40.0 million were terminated in fiscal year 1999 at a cost of approximately $0.1 million. At September 30, 1999, the Company had one Swap Agreements in effect totaling $20.0 million notional amount. Under this Swap Agreement, the Company pays interest at an average fixed rate

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES of 6.805% and receives interest at a rate of three-month LIBOR. At September 30, 1999, the fair market value of the remaining Swap Agreement would represent a loss of approximately $0.3 million for the Company. The Swap Agreement was terminated on October 27, 1999 at no cost to the Company.

   During the quarter ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain deferred financing fees in conjunction with the Apollo/LCA/GranCare Mergers.

NOTE 13. PROVISION FOR BAD DEBTS

   The Company's provision for bad debts in fiscal 1999 was approximately $142.5 million. The Company's collection experience for its services deteriorated principally due to PPS. PPS reduced the cash flows of the Company's pharmacy and therapy customers which resulted in increased aging and uncollectable accounts in both pharmacy and therapy accounts receivable. The Company's accounts receivable also continued to deteriorate during the year due to the multiple complexities involved with the change to Medicare PPS billing, system conversions and consolidation, and turnover of facility-level billing and collection personnel. The Company's facilities were phased into PPS based upon their cost report years (20 facilities on July 1, 1998; 105 facilities on October 1, 1998; 189 facilities on January 1, 1999; and 83 facilities on April 1, 1999). At September 30, 1999, all facilities are being paid by Medicare under PPS, and as such, revenue recorded will consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex and its implementation is resource intensive.

NOTE 14. EMPLOYEE RETIREMENT PLANS

   The Company's employees are eligible to participate in various defined contribution retirement plans sponsored by the Company. Company contributions to these plans represent a matching percentage of certain employee contributions which for certain plans, is subject to management's discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all its defined contribution retirement plans was $4.6 million, $3.8 million, and $3.5 million for the years ended September 30, 1999, 1998, and 1997, respectively.

   The Company does not provide post-retirement health care or life insurance benefits to employees. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions."

NOTE 15. IMPAIRMENT OF LONG-LIVED ASSETS

   SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The revenues recorded by the Company in its nursing facilities under PPS are substantially less than the cost-based reimbursement it received previously. The implementation of PPS resulted in a greater than expected decline in reimbursement for inpatient services and in the demand and market rates for the Company's pharmacy services. Approximately 272 of the Company's nursing facilities began receiving PPS reimbursement on or after January 1, 1999. Management determined that these revenue declines in its nursing facilities and pharmacy services are other than temporary and are expected to have a material adverse effect on future revenues and cash flow. As a result of these indicators, in the fourth quarter of fiscal year 1999 a detailed analysis of the Company's long-lived assets and their estimated future cash flows was completed. The analysis resulted in the identification and measurement of an impairment loss of $995.9 million principally related to the Company's nursing facilities and pharmacies with either cash flow losses or where projected cash flow was not sufficient to recover the

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES carrying amount of their goodwill, property and equipment, and other intangible assets which primarily include leasehold rights. The following is a summary of the impairment loss by segment for the year ended September 30, 1999 (in thousands):

                                                               OTHER
                                                PROPERTY AND INTANGIBLE
                                      GOODWILL   EQUIPMENT     ASSETS    TOTAL
                                      --------- ------------ ---------- --------
Inpatient Nursing Home Services...... $ 526,411   $306,845    $38,073   $871,329
Pharmacy Services....................   104,661     11,632      4,546    120,839
All Other............................     3,764        --         --       3,764
                                      ---------   --------    -------   --------
                                      $ 634,836   $318,477    $42,619   $995,932
                                      =========   ========    =======   ========

   In the fourth quarter of fiscal year 1998 the Company recorded an impairment charge based on a detailed analysis of the Company's long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $135.8 million related to the Company's nursing facilities and home health agencies with either cash flow losses or nursing facilities where management believed an impairment existed.

   Each analysis included management's estimate of the undiscounted cash flows to be generated by these assets with a comparison to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management's estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed.

NOTE 16. INCOME TAXES

   The provision (benefit) for income taxes is presented in the table below (in thousands):

                                                        YEAR ENDED SEPTEMBER
                                                                 30,
                                                       ------------------------
                                                        1999    1998     1997
                                                       ------ --------  -------
     Current:
       Federal........................................    --  $(10,266) $34,214
       State & Local..................................    --      (772)   5,370
                                                       ------ --------  -------
                                                          --   (11,038)  39,584
     Deferred:
       Federal........................................    --       440   (4,922)
       State & Local..................................    --        39   (1,058)
                                                       ------ --------  -------
                                                          --       479   (5,980)
                                                       ------ --------  -------
         Total........................................    --  $(10,559) $33,604
                                                       ====== ========  =======

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   The provision for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

                                                YEAR ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998      1997
                                                --------   --------   --------
     Federal statutory income tax rate.........    (35.0%)    (35.0%)    35.0%
     Increase (decrease) in taxes resulting
      from:
       State & local taxes, net of federal tax
        benefits...............................     (1.0%)     (0.2%)     3.6%
       Permanent book/tax differences, primar-
        ily resulting from Goodwill amortiza-
        tion                                         0.6%       2.9%      2.4%
       Goodwill disposal.......................      3.8%       --        --
       Impairment of assets....................     12.3%      10.1%      --
       Non-deductible merger and acquisition
        costs..................................      --         2.2%      1.0%
     Other, net................................      0.1%       0.1%      1.3%
     Change in valuation allowance.............     19.2%      14.8%      --
                                                --------   --------   -------
     Effective tax rate........................     (0.0%)     (5.1%)    43.3%
                                                ========   ========   =======

   The components of the net deferred tax asset are as follows (in thousands):

                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
     Deferred tax liabilities:
       Amounts relating to property and equipment.........       --   $(25,457)
       Insurance..........................................       --     (3,752)
                                                           ---------  --------
         Total deferred tax liabilities...................       --    (29,209)
                                                           ---------  --------
     Deferred tax assets:
       Asset valuation....................................    17,930    35,993
       Amounts related to property and equipment..........    68,875       --
       Payroll and benefits...............................    20,422    12,142
       Intangibles........................................    36,235    15,716
       NOL carryforwards..................................   270,558    35,282
       Other miscellaneous................................    10,672     4,226
       Accrued expenses...................................    25,613    14,693
       Tax credits........................................     6,302       730
       Insurance..........................................     2,277       --
       Medicare timing differences........................    11,673     1,628
                                                           ---------  --------
         Total deferred tax assets........................   470,557   120,410
     Less valuation allowance.............................  (470,557)  (70,252)
                                                           ---------  --------
         Net deferred tax asset........................... $     --   $ 20,949
                                                           =========  ========

   The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's net losses. The net change in the valuation allowance for deferred tax assets was an increase of $400.3 million and $68.4 million at September 30, 1999 and 1998, respectively. The GranCare Merger and Mariner Merger resulted in the addition of deferred taxes and a corresponding valuation allowance in the amount of $58.2 million and $37.4 million during the years ended September 30, 1999 and 1998, respectively.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   The Company has net operating loss carryforwards of $714.4 million expiring at various dates through 2019. The net operating losses are subject to various limitations due to changes in ownership of the Company's subsidiary corporations during the year the associated losses were generated.

NOTE 17. COMMITMENTS AND CONTINGENCIES

 LEASES

   Certain of the Company's facilities are held under operating or capital leases. All capital leases will expire by 2009. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands):

                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
     Facilities operating under capital leases............... $ 63,797  $89,718
     Less accumulated amortization...........................  (10,419)  (6,838)
                                                              --------  -------
                                                              $ 53,378  $82,880
                                                              ========  =======

   The Company previously entered into a $100 million leasing program (the "Synthetic Lease") to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The Synthetic Lease is an unconditional "triple net" lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 1999 approximately $66.6 million of the Synthetic lease was utilized. The Synthetic Lease is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended in May 1999 to reduce the commitment from $100 million to $80 million. The Synthetic Lease Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. At June 30, 1999 and September 30, 1999, the Company was in violation of certain of these financial covenants and as a result cannot currently make additional borrowings under the Synthetic Lease Facility.

   Rental expense, net of sublease rent income and amortization of unfavorable lease obligation, for all operating leases was $103.8 million, $86.6 million and $42.5 million for the years ended September 30, 1999, 1998 and 1997, respectively. Certain of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to twenty years), purchase options, and provisions for payments by the Company of real state taxes, insurance and maintenance costs. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rent income was $11.6 million, $7.1 million and $6.5 million for the years ended September 30, 1999, 1998 and 1997, respectively. Contingent rent based primarily on revenues was $3.2 million, $2.3 million and $1.8 million for the years ended September 30, 1999, 1998 and 1997, respectively.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   The table below presents a schedule of the future minimum rental commitments and sublease income under all noncancellable leases as of September 30, 1999 (in thousands):

                                                             SUBLEASE
                                                   OPERATING  INCOME   CAPITAL
                                                   --------- --------  --------
     2000......................................... $ 70,548  $ (6,755) $  9,512
     2001.........................................   64,751    (6,731)   12,955
     2002.........................................   59,044    (6,091)   10,566
     2003.........................................   54,627    (5,892)    9,949
     2004.........................................   49,065    (5,495)   27,565
     Subsequent years.............................  313,341   (41,347)   17,963
                                                   --------  --------  --------
     Total minimum rental obligations............. $611,376  $(72,311)   88,510
                                                   ========  ========
     Less amount representing interest...............................   (19,657)
                                                                       --------
     Present value of capital leases.................................    68,853
     Less current portion............................................    (5,060)
                                                                       --------
     Long-term obligations under capital leases......................  $ 63,793
                                                                       ========

 LITIGATION

   As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. The Company is, from time to time, subject to such negligence claims and other litigation. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California and Florida, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from the investigation. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company's current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

   From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition, lack of liquidity and change in the Company's GL/PL insurance policy, settling a large number of cases within the Company's $1 million self-insured retention limit could have a material adverse effect on the Company.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Oral Argument has been set for January 18, 2000. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

   The Company received a letter dated September 5, 1997 from an Assistant United States Attorney ("AUSA") in the United States' Office for the Eastern District of Texas (Beaumont) advising that the office was involved in an investigation of allegations that services provided at some of the Company's facilities may violate the Civil False Claims Act. The AUSA informed the Company that the investigation was the result of a qui tam complaint filed under seal against the Company. On May 3, 1999, the Government advised that it has declined to intervene into this matter, but the case remains under seal. The Company received a letter from the Court clerk informing the Company that this case was closed as of September 15, 1999.

   On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., and is civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. The Company is vigorously contesting the alleged claims.

   On May 18, 1998, a class action complaint was asserted against the Company, certain of its predecessor entities and affiliates and certain other parties in the Tampa, Florida Circuit Court, Wilson, et al, v. Mariner Post-Acute Network, Inc., et al., case no. 98-03779, asserting seven claims for relief, including breach of contract, breach of fiduciary duty, unjust enrichment, violation of Florida Civil Remedies for Criminal Practices Act, violation of Florida Racketeer and Corrupt Organization Act, false advertising and common-law conspiracy arising out of quality of care issues at a health care facility formerly operated by the Brian Center Health and Rehabilitation/Tampa, Inc. and later by a subsidiary of LCA as a result of the Brian Center Corporation merger. The Company removed this case to Federal Court on June 10, 1998 and the matter was pending in the United States District Court for the Middle District of Florida, Tampa division, case no. 98-1205-CIV-T23B. The plaintiff voluntarily dismissed this case on April 16, 1999.

   On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X- Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are: that the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and that the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 to $7.2 million. The Company is vigorously contesting all claims and filed two motions to dismiss on behalf of its subsidiaries on November 23, 1998. The United States has agreed to the motion to dismiss GranCare as a party. The court has heard a motion to dismiss the Civil False Claims Act and other claims against International X-Ray. The Company is awaiting the court's decision.

   On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Company is awaiting a decision from the Court and is not in a position to evaluate the probability of a favorable outcome or the range of potential loss. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

   On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., and is civil action No. H-98-3851. The complaint which was unsealed, has been recently amended to add additional relators and allegations under the Federal False Claims Act. The Company has been advised that the government is evaluating its decision not to intervene with regard to the amended complaint and relators. The Company will vigorously contest the alleged claims. In addition, a three judge panel of the United States Court of Appeals for the Fifth Circuit recently held that qui tam lawsuits in which the government does not intervene are unconstitutional under the Take Care Clause of Article II of the United States Constitution. The court declined to rule whether qui tam suits in which the government does intervene are unconstitutional. The full bench of the U.S. Court of Appeals for the Fifth Circuit agreed November 15, 1999, to review this decision. Riley v. St. Luke's Episcopal Hospital, No. 97-20948, rehearing en banc granted (5th Cir., 1999). A full court determination affirming the court's decisions could favorably effect this outcome of this action, which is currently before a United States District Court located in the Fifth Circuit.

   On approximately June 8, 1999, OIG issued a subpoena duces tecum to Mariner of Catonsville. The subpoena requests medical records pertaining to eighteen residents. The subpoena also requests other broad categories of documents. The Company has produced a substantial amount of documents responsive to the Subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise it with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

   On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997,, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former Living Centers of America, Inc. facilities. After conducting an investigation in which the Company cooperated by producing documents

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators' complaint. The Company intends vigorously to defend this action.

   On November 10, 1999, suit was filed in the United States District Court for the Western District of Tennessee against the Company and its subsidiary, National Heritage Realty, Inc. ("National Heritage") by Mid-South Healthcare Associates, L.L.C. ("Mid-South"), civil action No. 99-299-MIA. Mid-South in its complaint seeks declaratory judgment and injunctive relief related to Mid-South's contention that two leases, currently held by National Heritage, for twelve nursing home facilities in Tennessee and Mississippi expire on January 31, 2000, and Mid-South's contention that the nursing home facilities have not been maintained to the levels required by the leases. Mid-South also seeks unspecified damages. On December 16, 1999, the Company and National Heritage answered the complaint and counterclaims were asserted on behalf of National Heritage seeking a declaratory judgment that it properly exercised certain options to extend the leases for five year periods (through January 31, 2005), seeking injunctive relief to prevent interference with its right of possession and seeking damages for Mid-South's breach of its duty of good faith and fair dealing. The dispute involves the interpretation of language in certain lease amendments and whether or not Mid-South, by failing to renew certain ground leases upon which three of the twelve leased facilities are built, can unilaterally extinguish National Heritage's options to extend the leases for an additional five year term.

   On January 13, 2000, the Company, National Heritage and Mid-South entered into a Lease Amendment Agreement (the "Agreement") to settle and resolve all of the claims pending in the subject litigation. The Agreement requires, inter alia, all parties to release and dismiss their respective claims and counterclaims. In addition, Mid-South will agree that the leases on the Facilities have been extended through January 31, 2005 (with an option term through January 31, 2010), will invest up to $3.0 million in capital improvements to certain of the Facilities and will provide certain consulting services in connection therewith. The Company will pay Mid-South a consulting fee of $1.7 million per year and additional rent contingent on the level of capital expenditures actually made by Mid-South. The Company will also make certain capital improvements to the Facilities. The Company will file the necessary motion with the Bankruptcy Court seeking approval to assume this contract on a post-petition basis.

NOTE 18. INSURANCE COVERAGES

   The Company insures automobile, general, and professional liability and workers' compensation risks through insurance policies with third parties. Some of these third-party policies are subject to reinsurance agreements between the insurer and MPN Insurance Company, Ltd. (formerly LCA Insurance Company, Ltd.), a wholly-owned subsidiary of the Company, and GCI Indemnity, Ltd., a wholly-owned subsidiary of the Company. The business written by MPN Insurance Company, Ltd. is the reinsurance of policies providing coverage for nursing home professional liability, automobile liability, and workers' compensation. All of these are occurrence policies which cover only portions of the Company and its subsidiaries and their employees. Pursuant to the reinsurance agreements, MPN Insurance Company, Ltd. is responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to these policies is $0.5 million per occurrence (policy periods prior to July 1, 1996) and $1.0 million per occurrence (policy periods subsequent to July 1, 1996) for nursing home professional liability; $0.25 million per occurrence for automobile liability; and $0.5 million per occurrence for workers' compensation liability. The business written by GCI Indemnity, Ltd. is also the reinsurance of policies providing coverage for nursing home professional liability, automobile liability, and workers' compensation. All of these are occurrence policies which cover only portions of the Company and its subsidiaries and their employees. Pursuant to the reinsurance agreements, GCI Indemnity, Ltd. is responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES respect to these policies is $0.10 million per occurrence for nursing home professional liability; and $0.35 million per occurrence for workers' compensation liability.

   The liabilities for incurred losses are estimated by independent actuaries on an undiscounted basis. The obligations of MPN Insurance Company, Ltd. and GCI Indemnity, Ltd. under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods. Restricted investments at September 30, 1999 and 1998 designated to pay such claims had an estimated fair value of $40.9 million and $71.7 million, respectively.

   In 1998, the Company purchased a fully-insured workers' compensation policy with no deductible or retention, except in the state of Texas where the Company is a non-subscriber to workers' compensation, with a catastrophic policy in place to cover any loss above $0.5 million per occurrence. In Texas, the Company has in place an employee benefit plan providing for employer-paid benefits comparable to those provided under the Texas workers' compensation program. The Company has obtained insurance that limits the Company's exposure for any individual injury under this benefit plan to $0.5 million. The Company has a trust in which it funds the amount applicable to actuarially determined claims to be incurred.

   Additionally, in 1998 the Company purchased general and professional liability insurance through a third party insurance company. The maximum loss exposure with respect to this policy is $0.1 million per occurrence in every state except for Texas, in which the maximum loss exposure is $1.0 million per occurrence. For the policy year beginning March 31, 1998 the Company's total exposure for general and professional liability claims is limited to $21.5 million. For the policy period beginning March 31, 1999 and ending July 31, 1999 the maximum loss exposure with respect to this policy was increased to $0.5 million per occurrence in all states except Texas and Florida, in which the maximum loss exposure is $1.0 million per occurrence. The Company's total exposure for general and professional liability claims for the policy period March 31, 1999 through July 31, 1999 is limited to $23.5 million. Restricted investments designated to pay such claims had an estimated fair value of $5.0 million at September 30, 1999.

   In June 1999, the Company received a 90-day cancellation notice from its general and professional liability ("GL/PL") carrier, Royal Surplus Lines ("Royal"). In July 1999 the Company binded a replacement GL/PL policy with AIG, which resulted in a $4.4 million increase in annual premium and elimination of the Royal policy's aggregate retention limit. The elimination of the aggregate retention limit increased the cost of GL/PL claims by approximately $13.0 million for the period from March 31, 1999 through September 30, 1999.

   For pre-1998 workers' compensation claims, Mariner Health was insured under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject Mariner Health to additional future costs for losses incurred in a prior year, but paid in subsequent fiscal periods, as losses develop. Mariner Health's prior workers' compensation carriers hold letters of credit from Mariner Health totaling
$5.1 million and $5.5 million at September 30, 1999 and 1998, respectively.

   Total insurance reserves at September 30, 1999 include short-term reserves of $28.3 million which are included in accrued payroll and related expenses in the accompanying consolidated balance sheet and, $80.9 million of long-term insurance reserves.

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

 NOTES RECEIVABLE

   Fair value for each significant note receivable was estimated based on the net present value of cash flows that would be received on each note over the remaining note term using current market interest rates rather than stated interest rates. The discount factor was the estimated rate for long-term debt in effect at September 30, 1999 and 1998. Further adjustments were made to the value of the notes based on management's opinion of the credit risk of the note obligee.

 RESTRICTED INVESTMENTS

   Fair values for the Company's restricted investments were based on quoted market rates.

 LONG-TERM DEBT

   Fair values for each significant fixed or variable rate debt instrument were estimated based on market quotes, where available, or the net present value of cash flows that would be paid on each note over the remaining note term using the Company's current incremental borrowing rate rather than the stated interest rates on the notes. See Note 12.

 INTEREST RATE SWAP AGREEMENTS

   Fair values for the Company's various interest rate swap agreements were based on market quotes which would be required to terminate the agreement.

   The estimated values of the Company's financial instruments as of September 30, 1999 and 1998 are as follows (in thousands):

                                                 SEPTEMBER 30,
                                  --------------------------------------------
                                          1999                   1998
                                  ---------------------  ---------------------
                                   CARRYING               CARRYING
                                    AMOUNT   FAIR VALUE    AMOUNT   FAIR VALUE
                                  ---------- ----------  ---------- ----------
     Cash and cash equivalents... $   71,817 $   71,817  $    3,314 $    3,314
     Notes receivable............     20,051     15,767      30,517     32,160
     Restricted investments......     69,188     69,188      88,467     88,467
     Long-term debt..............  2,141,844  1,587,140   2,024,115  1,981,561
     Interest rate swap agree-
      ments......................        --        (269)        --      (6,196)

NOTE 20. CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to skilled nursing facilities. In addition, the pharmacy group provides

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES services to unaffiliated skilled nursing facilities, many of which receive their revenue from the Medicare or Medicaid programs and have been impacted by the implementation of PPS. Should the related government agencies suspend or significantly reduce contributions to the Medicare or Medicaid programs, the Company's ability to collect on its receivables would be adversely affected. Management believes that the remaining receivable balances from various payors, including individuals involved in diverse activities, subject to differing economic conditions, do not represent a concentration of credit risk to the Company. Management continually monitors and adjusts its allowance for doubtful accounts and contractual allowances associated with its receivables. See Note 13. Federal law limits the degree to which states are permitted to alter Medicaid programs.

NOTE 21. RELATED PARTY TRANSACTIONS

   The Company leases 14 facilities under operating and capital leases from certain organizations in which a board member of the Company has a significant interest. For the period from August 1, 1998 to September 30, 1998, the Company made cash payments on such lease obligations of approximately $1.2 million. During the year ended September 30, 1999 the Company made cash payments on such lease obligations of approximately $7.5 million. Lease obligations include approximately $88.8 million of minimum lease payments due over the remaining lease terms. At September 30, 1999 the Company had total receivables due from these organizations of approximately $5.3 million, primarily as a result of working capital advances and unpaid management fees. In addition the Company had two promissory notes due from organizations associated with the board member totaling $1.6 million, which were guaranteed by the board member. On October 13, 1999 the Company presented a demand notice to the board member for collection of the amount currently due, under one of the promissory notes of approximately $1.0 million in principal plus accrued interest. The board member is disputing all amounts owed.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 22. EARNINGS PER COMMON SHARE

   In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the statement of income of all entities with complex capital structures. The Company adopted SFAS 128 during the first quarter of fiscal 1998 and, accordingly, earnings per share for all prior periods presented have been restated to conform to the requirements of this new standard. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                   YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                    1999        1998      1997
                                                 -----------  ---------  -------
     Numerator for Basic and Diluted Earnings
      Per Share:
       Net income (loss) before extraordinary
        item...................................  $(1,778,282) $(198,377) $43,917
       Extraordinary item......................          --     (11,275)     --
                                                 -----------  ---------  -------
       Net income (loss).......................  $(1,778,282) $(209,652) $43,917
                                                 ===========  =========  =======
     Denominator:
       Denominator for basic earnings per
        share-weighted average shares..........       73,459     48,601   58,613
       Effect of dilutive securities--Stock op-
        tions..................................          --         --     1,195
                                                 -----------  ---------  -------
       Denominator for diluted earnings per
        share-adjusted weighted-average shares
        and assumed conversions................       73,459     48,601   59,808
                                                 ===========  =========  =======
     Basic Earnings (Loss) Per Share:
       Net income (loss) before extraordinary
        item...................................  $    (24.21) $   (4.08) $  0.75
       Extraordinary item......................          --       (0.23)     --
                                                 -----------  ---------  -------
       Net income (loss) per common share......  $    (24.21) $   (4.31) $  0.75
                                                 ===========  =========  =======
     Diluted Earnings (Loss) Per Share:
       Net income (loss) before extraordinary
        item...................................  $    (24.21) $   (4.08) $  0.73
       Extraordinary item......................          --       (0.23)     --
                                                 -----------  ---------  -------
       Net income (loss) per common share......  $    (24.21) $   (4.31) $  0.73
                                                 ===========  =========  =======

   The effect of dilutive securities for the years ended September 30, 1999 and 1998 have been excluded because the effect is antidilutive as a result of the net loss for the periods.

NOTE 23. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

   The Company established an Employee Stock Option Plan in 1997 which authorizes the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to 6,000,000 shares (2,000,000 shares prior to the three-for-one stock split) of the Company's common stock. An additional 4,000,000 shares were authorized in July, 1998 in connection with the Mariner Merger. See Note 5. The exercise price per share of common stock with respect to each incentive stock option is the fair market value of a share of common stock (defined as the closing price per share of the common stock on the New York Stock Exchange) on the date such option is granted while the exercise price per share of common stock with respect to a nonqualified option is the fair market value of a share of common stock on the date such option is granted or on a subsequent date or as otherwise provided in any agreement with the recipient, but in no event will the

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES exercise price with respect to a nonqualified option be less than 50% of the fair market value of a share of common stock on the date of the grant. The options have a term as fixed by the Stock Option Committee, but, in no event, longer than ten years after the date of grant. Options are exercisable only by the optionee and only while the optionee is an employee or nonemployee director of the Company or, unless such optionee's employment is terminated for cause, within three months after the optionee ceases to be an employee or director of the Company. Options are exercisable for 12 months after the death or permanent disability of an optionee. The option exercise price must be paid in cash or, at the discretion of the Stock Option Committee, may be paid in whole or in part in shares of common stock valued at fair market value on the date of exercise. As of September 30, 1999 and 1998, there were 4,624,264 and 7,091,957, respectively, options granted and outstanding. All shares outstanding as of September 30, 1997 that were not exercised prior to November 4, 1997, were cancelled and reissued as applicable in conjunction with the new Plan. Similarly, Mariner Health Plan options were converted as of July 31, 1998.

   The following is a summary of the stock option activity and related information which has been adjusted to reflect the three-for-one stock split:

                                              YEAR ENDED SEPTEMBER 30,
                          --------------------------------------------------------------------
                                  1999                   1998                   1997
                          ---------------------- ---------------------- ----------------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE
                                        EXERCISE               EXERCISE               EXERCISE
                            OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                          ------------  -------- ------------  -------- ------------  --------
Outstanding at beginning
 of Year................     7,091,957  $ 13.97     3,901,404   $ 8.95     3,778,644   $ 9.18
Granted.................     2,091,500     3.07     7,877,856    13.74       645,972     8.30
Exercised...............           --       --     (4,423,153)    9.05       (21,831)    6.86
Forfeited...............    (4,559,193)   13.87      (264,150)   16.15      (501,381)    9.95
                          ------------  -------  ------------   ------  ------------   ------
Outstanding at end of
 year...................     4,624,264  $  9.14     7,091,957   $13.97     3,901,404   $ 8.95
                          ============  =======  ============   ======  ============   ======
Exercisable at end of
 year...................     1,329,014  $ 10.99       974,457   $ 9.63     1,567,092   $ 7.71
                          ============  =======  ============   ======  ============   ======
Price range.............  $0.75-$46.45           $0.84-$46.45           $4.42-$12.92
                          ============           ============           ============
Weighted average fair
 value of
 options granted during
 the year...............                $  2.12                 $ 7.84                 $ 5.00
                                        =======                 ======                 ======

                                                           AVERAGE   REMAINING
                                                           EXERCISE CONTRACTUAL
     RANGE                                        OPTIONS   PRICE   LIFE (YEARS)
     -----                                       --------- -------- -----------
     $  0.75-$ 0.84.............................    30,411  $ 0.75     9.68
     $  2.19-$ 2.50............................. 1,096,000  $ 2.30     9.57
     $  4.19-$ 5.40.............................   621,876  $ 4.68     9.17
     $  7.05-$ 9.91.............................   489,260  $ 7.82     8.16
     $11.00-$16.35.............................. 2,228,191  $13.50     8.55
     $17.88-$46.45..............................   158,526  $18.48     8.48
                                                 ---------
                                                 4,624,264
                                                 =========

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   Pro forma information regarding net income and earnings per share is required by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997 risk-free interest rates ranging from 4.61% to 6.11%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock ranging from 0.42 to 1.21; and a weighted-average expected life of the options ranging from three to eight years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                  YEAR ENDED SEPTEMBER 30,
                                                -------------------------------
                                                   1999        1998      1997
                                                -----------  ---------  -------
Pro forma net income (loss).................... $(1,778,494) $(212,251) $42,489
Pro forma earnings per share--basic............ $    (24.21) $   (4.37) $  0.72
Pro forma earnings per share--diluted.......... $    (24.21) $   (4.37) $  0.71

   The Company established an Employee Stock Purchase Plan effective October 1998 which was suspended effective April 1, 1999. A total of 4,000,000 shares of the Company's common stock are authorized for purchase by eligible employees. The provisions of the plan include eligibility for all full time employees regularly working 20 or more hours per week, employee contributions up to 15% of base pay, the purchase price being equal to 85% of the stock price at the end of each semi-annual offering period, and an option to purchase shares of stock or withdraw all payroll deductions at the end of the purchase period. As of September 30, 1999 a total of 369,298 shares had been issued under the plan and an additional 3,630,702 shares had been reserved for future issuance.

NOTE 24. SEGMENT INFORMATION

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires certain descriptive information to be provided about an enterprise's reportable segments. This information includes the factors that management uses to identify the reportable segments of an enterprise, the types of products and services from which each reportable segment derives its revenues, and how management measures segment profit and loss and segment assets. The following paragraphs provide these disclosures for the Company.

 DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH OPERATING SEGMENT DERIVES ITS REVENUES

   At September 30, 1999, the Company was organized into three reportable segments: inpatient nursing services, pharmacy services and other. Prior to the year ended September 30, 1999, the Company operated a therapy segment. The operations relating to the therapy segment were divested or closed in 1999. The Company's inpatient nursing home services business unit provides post-acute care services to the public from its various nursing home sites in the United States. The Company's pharmacy services business unit provides pharmaceutical goods and services to affiliated and unaffiliated long-term and post-acute care facilities from various pharmacy sites in the United States.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

 MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

   The Company evaluates the performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. The Company accounts for intersegment revenues at market prices.

 FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

   The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products using different service and production processes.

   The following tables exhibit the segment reporting of the Company for the years ended September 30, 1999, 1998 and 1997 (in thousands):


                           INPATIENT                          THERAPY
                          NURSING HOME PHARMACY     ALL       (SEGMENT
          1999              SERVICES   SERVICES    OTHER    DISPOSED OF)    TOTAL
          ----            ------------ ---------  --------  ------------ -----------
Revenues from external
 customers..............   $1,697,029  $ 281,717  $ 80,851   $ 205,367   $ 2,264,964
Intersegment revenues...          --      52,654       --      101,265       153,919
Depreciation and amorti-
 zation expense.........       55,619     13,020     1,476      10,364        80,479
Impairment of long-lived
 assets.................      871,329    120,839       --        3,764       995,932
Loss on disposal of as-
 sets...................        3,518        --        --      108,868       112,386
Recapitalization, indi-
 rect merger, and other
 expenses...............           80      3,516       --       18,674        22,270
Interest expense (in-
 come), net.............       19,111         89    (3,309)        (39)       15,852
Segment net income
 (loss).................     (928,610)  (160,296)    1,521    (154,631)   (1,242,016)
Segment total assets....      728,807     94,808   111,109      73,628     1,008,352

                           INPATIENT                        THERAPY
                          NURSING HOME PHARMACY   ALL       (SEGMENT
          1998              SERVICES   SERVICES  OTHER    DISPOSED OF)   TOTAL
          ----            ------------ -------- --------  ------------ ----------
Revenues from external
 customers..............   $1,503,415  $230,313 $ 35,508    $267,484   $2,036,720
Intersegment revenues...          --     34,617   14,799     103,144      152,560
Depreciation and amorti-
 zation expense.........       42,492     8,785      615      11,964       63,856
Impairment of long-lived
 assets.................      102,617        28      --       32,611      135,256
Recapitalization, indi-
 rect merger, and other
 expenses...............            8     8,700      --           41        8,749
Interest expense (in-
 come), net.............        9,379        15   (5,756)         37        3,675
Segment net income
 (loss).................        9,584    21,279   (7,600)     (7,921)      15,342
Segment total assets....    1,708,866   254,918  126,116     382,889    2,469,289

                           INPATIENT                       THERAPY
                          NURSING HOME PHARMACY   ALL      (SEGMENT
          1997              SERVICES   SERVICES  OTHER   DISPOSED OF)   TOTAL
          ----            ------------ -------- -------  ------------ ----------
Revenues from external
 customers..............    $751,549   $196,748 $   121    $195,368   $1,143,786
Intersegment revenues...         --      24,369  29,592      66,786      120,747
Depreciation and amorti-
 zation expense.........      23,646      6,714      26       7,862       38,248
Interest expense (in-
 come), net.............        (729)        66  (3,087)        151       (3,599)
Segment net income......      86,347     26,261   3,570      14,661      130,839
Segment total assets....     458,869    175,665  84,088     179,143      897,765

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

   The following tables reconcile the Company's segment reporting to the totals on the Company's consolidated financial statements for the years ended September 30, 1999, 1998, and 1997 (in thousands):

                                               YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  ----------
Revenues:
 External revenues for reportable seg-
  ments.................................  $ 2,264,964  $ 2,036,720  $1,143,786
 Intersegment revenues for reportable
  segments..............................      153,919      152,560     120,747
 Corporate overhead.....................        7,616        5,226      (3,498)
 Elimination of intersegment revenue....     (153,919)    (158,977)   (120,747)
                                          -----------  -----------  ----------
Consolidated revenues...................  $ 2,272,580  $ 2,035,529  $1,140,288
                                          ===========  ===========  ==========
Net income (loss):
 Net income for reportable segments.....  $(1,242,016) $    15,342  $  130,839
 Corporate overhead.....................     (536,266)    (224,994)    (86,922)
                                          -----------  -----------  ----------
Consolidated net income (loss)..........  $(1,778,282) $  (209,652) $   43,917
                                          ===========  ===========  ==========
                                                    SEPTEMBER 30,
                                          ------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  ----------
Assets:
 Assets for reportable segments.........  $ 1,008,352  $ 2,469,289  $  897,765
 Corporate overhead assets..............    1,525,942    1,836,279     578,219
 Elimination of intersegment assets.....   (1,259,323)  (1,268,917)   (601,617)
                                          -----------  -----------  ----------
Consolidated assets.....................  $ 1,274,971  $ 3,036,651  $  874,367
                                          ===========  ===========  ==========
                                               YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  ----------
Depreciation and amortization expense:
 Reportable segments....................  $    80,479  $    63,856  $   38,248
 Corporate overhead.....................       40,047       11,188       1,061
                                          -----------  -----------  ----------
Consolidated depreciation and amortiza-
 tion expense...........................  $   120,526  $    75,044  $   39,309
                                          ===========  ===========  ==========
Impairment of long-lived assets:
 Reportable segments....................  $   995,932  $   135,256         --
 Corporate overhead.....................          --           527         --
                                          -----------  -----------  ----------
Consolidated impairment of long-lived
 assets.................................  $   995,932  $   135,783         --
                                          ===========  ===========  ==========
Loss on disposal of assets:
 Reportable segments....................  $   112,386          --          --
 Corporate overhead.....................      130,349          --          --
                                          -----------  -----------  ----------
Consolidated loss on disposal of assets.  $   242,735          --          --
                                          ===========  ===========  ==========
Recapitalization, indirect merger, and
 other expenses:
 Reportable segments....................  $    22,270  $     8,749         --
 Corporate overhead.....................       43,147       78,587  $    2,588
                                          -----------  -----------  ----------
Consolidated recapitalization, indirect
 merger, and other expenses.............  $    65,417  $    87,336  $    2,588
                                          ===========  ===========  ==========
Interest expense (income), net:
 Reportable segments....................  $    15,852  $     3,675  $   (3,599)
 Corporate overhead.....................      179,409      110,627      20,451
                                          -----------  -----------  ----------
Consolidated interest expense (income),
 net....................................  $   195,261  $   114,302  $   16,852
                                          ===========  ===========  ==========
Purchases of property and equipment:
 Inpatient nursing home services........  $    51,539  $    46,243  $   21,492
 Pharmacy services......................       10,978       13,367       9,445
 All other..............................           81        4,167       5,377
 Corporate overhead.....................       10,653        1,391         647
                                          -----------  -----------  ----------
Consolidated purchases of property and
 equipment..............................  $    73,251  $    65,168  $   36,961
                                          ===========  ===========  ==========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The table below sets forth summarized quarterly financial data for the years ended September 30, 1999 and 1998 (in thousands, except per share amounts):

                            FOURTH          THIRD        SECOND       FIRST
          1999              QUARTER        QUARTER      QUARTER      QUARTER
          ----            -----------     ---------     --------     --------
Net revenues............  $   498,055     $ 487,135 (b) $614,710     $672,680
Income (loss) from oper-
 ations.................   (1,199,096)(a)  (358,641)(c)  (31,786)(d)    6,388 (e)
Loss before income taxes
 and minority interest..   (1,255,181)     (406,604)     (78,713)     (37,898)
Minority interest.......         (601)          880          460         (625)
Net loss................  $(1,254,782)    $(405,724)    $(78,753)    $(39,023)
                          ===========     =========     ========     ========
Loss per share:
  Basic and diluted.....  $    (17.03)    $   (5.51)    $  (1.07)    $  (0.53)
                          ===========     =========     ========     ========
Weighted average common
 and common equivalent
 shares outstanding:
  Basic and diluted.....       73,695        73,581       73,333       73,277
                          ===========     =========     ========     ========

--------
(a) Includes $65.4 million indirect merger and other expenses; $995.9 million impairment charge; $11.2 million loss on disposal of assets; $24.6 million additional provision for bad debts; and $27.6 million for change in estimate and adjustments related to reduction in Medicare reimbursement revenue.
(b) Includes $94.4 million adjustment for change in estimate related to reduction in Medicare reimbursement revenue.
(c) Includes $231.5 million for loss on disposal of assets and $25.0 million in indirect merger and other expenses.
(d) Includes $5.1 million for indirect merger and other expenses and $29.6 provision for bad debts.
(e) Includes $2.0 million for indirect merger and other expenses and $24.3 provision for bad debts.

                                     FOURTH        THIRD     SECOND    FIRST
               1998                  QUARTER      QUARTER   QUARTER   QUARTER
               ----                 ---------     --------  --------  --------
Net revenues......................  $ 632,697     $494,065  $487,161  $421,606
Income (loss) from operations        (132,570)(a)   29,728    22,591   (13,821)
Income (loss) before income taxes
 and minority interest............   (171,455)       1,601    (5,371)  (33,149)
Minority interest.................        (16)        (247)     (127)     (172)
Loss before extraordinary loss....   (164,144)        (242)   (4,473)  (29,518)
Extraordinary loss on early extin-
 guishment of debt................        --           --        --    (11,275)
Net Loss..........................  $(164,144)    $   (242) $ (4,473) $(40,793)
                                    =========     ========  ========  ========
Loss per share:
  Basic...........................  $   (2.60)    $  (0.01) $  (0.11) $  (0.86)
                                    =========     ========  ========  ========
  Diluted.........................  $   (2.60)    $  (0.01) $  (0.11) $  (0.86)
                                    =========     ========  ========  ========
Weighted average common and common
 equivalent shares outstanding:
  Basic...........................     63,150       42,223    41,208    47,590
                                    =========     ========  ========  ========
  Diluted.........................     63,150       42,223    41,208    47,590
                                    =========     ========  ========  ========

--------
(a) Includes $21.5 million recapitalization, indirect merger and other expenses and $135.8 million impairment charge.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

NOTE 26. SUBSEQUENT EVENTS

   On October 1, 1999 the Company announced that Mariner Health did not make the interest payments due October 1, 1999 on the Mariner Health Senior Credit Facility, the Mariner Health Term Loan Facility or the Mariner Health Senior Subordinated Notes. The Company also announced that it would not make the interest payment due November 1, 1999 on the Senior Subordinated Notes.

   Also on October 1, 1999 the Company announced that it was notified by the New York Stock Exchange ("NYSE") that it had fallen below its continued listing criteria and would be delisted. The Company ceased trading on the NYSE on November 2, 1999 and commenced trading on the over-the-counter bulletin board.

   On October 13, 1999 the Company presented a demand notice to a board member for non-payment of a promissory note. The board member is disputing all amounts owed as presented on the demand notice.

   On November 19, 1999 the Company announced that it did not make the interest payments due on its Senior Credit Facility. The lenders under the Senior Credit Facility signed a forbearance agreement, pursuant to which they have agreed not to take any remedial action with respect to such events of default (including acceleration of their debt), subject to no new events of default occurring. The forbearance agreement did not waive any events of default and expired on January 14, 2000.

   Subsequent to September 30, 1999, PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December, 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January, 2000, PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures are scheduled for February 3, 2000.

   On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action will likely constitute a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 and its implementation, which reduced the Company's Medicare reimbursement rate by approximately $115 per resident, per day.

   In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession financing from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank.

   On December 20, 1999, Apollo Management, LP and its affiliates sold substantially all the Company's common stock, par value $.01 per share, beneficially owned by Apollo. In connection with this action, all five of the Apollo designees to the Company's Board of Directors resigned as Directors effective January 2, 2000. The right to designate members of the Company's Board of Directors was not assigned to the purchaser of the Common Stock sold by Apollo.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following sets forth information concerning the executive management and directors of the Company, including each person's name, age as of December 1, 1999 and principal occupation or employment during the past five years.

NAME                     AGE POSITION
----                     --- --------
Francis W. Cash.........  57 Chairman of the Board, Chief Executive Officer, President and Director
George D. Morgan........  47 Executive Vice President and Chief Financial Officer
C. Christian Winkle.....  36 Executive Vice President
Susan Thomas Whittle....  52 Senior Vice President, General Counsel and Secretary
Gene E. Burleson........  59 Director
Joel S. Kanter..........  43 Director
Samuel B. Kellett.......  54 Director
William G. Petty, Jr....  54 Director

   Francis W. Cash is Chairman of the Board, Chief Executive Officer, President and a director of the Company and has served in this capacity since September 8, 1999. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive of Officer of Red Roof Inns, Inc. ("Red Roof Inns"). He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

   George D. Morgan is Executive Vice President and Chief Financial Officer of the Company and has served in this capacity since January 25, 1999. From September 1994 to January 1999, Mr. Morgan served as a senior operating and senior corporate officer with Columbia/HCA Healthcare Corporation. His positions of responsibility included Chief Financial Officer, then Chief Operating Officer of the Western Group from September 1994 through April 1996; President of the Ambulatory Surgery Division from April 1996 through June 1998; and Senior Vice President--Managed Care from July 1998 until January 1999. Prior to Columbia/HCA, Mr. Morgan was a regional CFO, then VP of Financial Operations for Republic/OrNda Healthcorp from December 1989 through September 1994.

   C. Christian Winkle is Executive Vice President of the Company and has served in such capacity since January 27, 1999. Prior to that, Mr. Winkle served as Executive Vice President and Chief Operating Officer of Integrated Health Services, Inc. ("IHS"). From November 1995 to April 1997, he served as Executive Vice President--Field Operations of IHS' owned and leased facilities, and from March 1994 to November 1995, he served as Senior Vice President--Operations of IHS. Prior to serving as Senior Vice President-- Operations of IHS, Mr. Winkle served as Regional Vice President of Operations and President--MSU Product Development of IHS from September 1992 to March 1994.

   Susan Thomas Whittle is Senior Vice President, General Counsel and Secretary of the Company and has served in such capacity since November 4, 1997. Prior to that, Ms. Whittle served as Vice President, General Counsel and Secretary of LCA from September 1993 to November 4, 1997. Before joining LCA, Ms. Whittle was a partner with the law firms of Clark, Thomas & Winters of Austin, Texas since February 1992, and Wood, Lucksinger & Epstein, a national healthcare law firm from May 1981 through February 1992.

   Gene E. Burleson has served as a director of the Company since November 4, 1997. Mr. Burleson currently serves as Chairman of the Board of Argonne Properties, Inc., a private investment company. Prior to that, Mr. Burleson served as the Chairman of the Board of GranCare, Inc., a Delaware corporation, and its predecessor, GranCare, Inc., a California corporation ("GranCare-California") from 1988 to November 4, 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare-California from December 1990 to February 1997. Upon completion of the merger between GranCare-California and Vitalink Pharmacy Services, Inc. ("Vitalink") in February 1997, Mr. Burleson became Chief Executive Officer and a director of Vitalink. Mr. Burleson resigned as Chief Executive Officer and as a director of Vitalink in August 1997. Mr. Burleson currently serves on the boards of directors of three other public companies: Alternative Living Services, Inc. ("ALS"), a developer and manager of assisted living facilities; Decker Outdoor Corp., a footwear manufacturer; and Tower Hill Capital Group, a provider of small business financial and consulting services.

   Joel S. Kanter has served as a director of the Company since November 4, 1997. From February 1995 to the present, Mr. Kanter has served as the Chief Executive Officer of Walnut Financial Services, Inc., a provider of small business financial and consulting services, including venture capital and other financing. From 1986 to the present, Mr. Kanter has been the President of Windy City, Inc., a private investment company, and from 1988 to February 1995, he served as a consultant to Walnut Capital Corporation, a closely-held investment management and advisory firm. Mr. Kanter also serves on the boards of directors of four other publicly held companies: I-Flow Corporation, a home infusion pump manufacturer; Encore Medical Corporation, a manufacturer of implant devices; Magna Labs, Inc., a manufacturer of resonance imaging systems; and THCG, Inc., a provider of investment banking services to Internet and e-commerce concerns.

   Samuel B. Kellett has served as a director of the Company since July 31, 1998. Prior to this, Mr. Kellett served as a director of Mariner Health since July 21, 1997. Mr. Kellett has been owner and president of Samuel B. Kellett Investments since January 1996. Mr. Kellett was President of Convalescent Services, Inc., a company engaged in the long-term healthcare business, from 1978 to January 1996.

   William G. Petty, Jr. has served as a director of the Company since November 4, 1997. Mr. Petty served as a director of GranCare from July 1995 by virtue of GranCare's merger with Evergreen Healthcare, Inc., a publicly held long-term care provider ("Evergreen"). Since July 1996, Mr. Petty has been a Managing Director of Beecken, Petty & Company. Beecken Petty & Company is the general partner of Healthcare Equity Partners, LP, a venture capital partnership. Mr. Petty served as Chairman of the Board of Directors, President and Chief Executive Officer of Evergreen from June 1993 to July 1995 and served as President and Chief Executive Officer of Evergreen Healthcare Ltd., L.P., an affiliate of Evergreen, from 1988 to 1992. Mr. Petty also served as Chairman of the Board, Chief Executive Officer and President of National Heritage, Inc. from October 1992 to June 1993. Mr. Petty has been the Chairman of the Board of Alterra Healthcare, Inc., a provider of assisted living services, since 1993. Mr. Petty also served as the Chief Executive Officer of ALS from 1993 until February 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Under the federal securities laws, the Company's directors and executive officers, and any persons holding more than 10% of the Common Stock outstanding, are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the exchange upon which the Company's securities are traded. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during the Company's most recent fiscal year. To the Company's knowledge, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on its review of copies of the reports that have been submitted to the Company with respect to its most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

   Information on executive compensation will appear in the Company's Proxy Statement for the 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information on security ownership of certain beneficial owners will appear in the Company's Proxy Statement for the 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions will appear in the Company's Proxy Statement for the 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

   The following reports and financial statements are filed herewith on the pages indicated:

                                                                           PAGE
                                                                           ----
   Report of Independent Auditors.........................................  50
   Consolidated Balance Sheets at September 30, 1998 and 1999.............  51
   Consolidated Statements of Operations for Fiscal Years 1997, 1998 and
    1999..................................................................  52
   Consolidated Statements of Stockholders' (Deficit) Equity for Fiscal
    Years 1997, 1998 and 1999.............................................  53
   Consolidated Statements of Cash Flows for Fiscal Years 1997, 1998 and
    1999..................................................................  54
   Notes to Consolidated Financial Statements.............................  55

2. FINANCIAL STATEMENT SCHEDULE

   The following schedule is filed herewith:

   Schedule II--Valuation and Qualifying Accounts and Reserves

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. EXHIBITS

 EXHIBITS
 --------
  *2.1    Agreement and Plan of Merger, dated as of April 13, 1998, among the
          Registrant, Mariner Health Group, Inc. ("Mariner Health") and Paragon
          Acquisition Sub, Inc. ("Merger Sub") (Annex I to Registrant's
          Registration Statement on Form S-4, Registration No. 333-57339, and
          incorporated herein by reference).
  *2.2    Amended and Restated Agreement and Plan of Merger dated September 17,
          1997 among Apollo Management, L.P. ("Apollo"), Apollo LCA Acquisition
          Corp. and Living Centers of America, Inc. ("LCA") (filed as Annex I to Registrant's Registration Statement on Form S-4, Registration
          No. 333-36525, and incorporated herein by reference).
  *2.3    Amended and Restated Agreement and Plan of Merger dated September 17,
          1997 among LCA, GranCare, Inc.("GranCare"), Apollo and LCA
          Acquisition Sub, Inc. (filed as Annex II to Registrant's Registration
          Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).
  *3.1    Second Amended and Restated Certificate of Incorporation of the
          Registrant (filed as Annex VIII to Registrant's Registration
          Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).
  *3.2    Second Amended and Restated Bylaws of the Registrant (filed as Annex
          IX to Registrant's Registration Statement on Form S-4, Registration
          No. 333-57339, and incorporated herein by reference).
  *4.1    Form of Common Stock Certificate of the Registrant (filed as Exhibit
          4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
  *4.2    Amended and Restated Stockholders' Agreement dated as of November 25,
          1998 by and among the Registrant, Apollo and certain other investors
          (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1998, and incorporated herein by reference).
  *4.3    Registration Rights Agreement dated as of November 4, 1997 among the
          Registrant, Apollo and certain other investors (filed as Exhibit 4.7 to Registrant's Registration Statement on Form S-4, Registration No.
          333-36525, and incorporated herein by reference).
  *4.4    Registration Rights Agreement dated as of May 1, 1998 between the
          Registrant and Daniel G. Schmidt III (filed as Exhibit 4.4 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1998, and incorporated herein by reference).
  *4.5    Registration Rights Agreement dated as of July 13, 1998 by and among the Registrant, Rembert T. Cribb and Michael E. Fitzgerald (filed as
          Exhibit 4.5 to the Registrant's Annual Report on Form 10 K for the
          fiscal year ended September 30, 1998, and incorporated herein by reference).
  *4.6    Indenture dated as of November 4, 1997, between the Registrant and
          IBJ Schroder Bank & Trust Company (the "Company Indenture") (filed as
          Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997, and incorporated herein by reference).
  *4.7    10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to the
          Company Indenture (filed as Exhibit 4.6 to the Registrant's
          Registration Statement on Form S-4, Registration No. 333-43663, and
          incorporated herein by reference).
  *4.8    9 1/2% Senior Subordinated Note Due 2007 pertaining to the Company
          Indenture (filed as Exhibit 4.5 to the Registrant's Registration
          Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).
  *4.9    Indenture dated as of April 4, 1996 between Mariner Health and State
          Street Bank and Trust Company, as trustee (the "Mariner Health
          Indenture"), including (i) the form of 9% Senior Subordinated Note due 2006, Series A and (ii) the form of 9% Senior Subordinated Note due 2006, Series B (Incorporated by reference to Exhibits 4.1, 4.2, and 10.1 to Mariner Health's Current Report on Form 8-K dated April
          4, 1996).

 EXHIBITS
 --------
   *4.10  Amendment No. 1 to Mariner Health Indenture, dated September 11, 1998
          (filed as Exhibit 4.10 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1998, and incorporated herein by reference).
  *10.1   Agreement Regarding Certain Kellett Issues dated June 19, 1998 by and among Mariner Health, Mariner Health Care of Nashville, Inc., Stiles
          A. Kellett, Jr., Samuel B. Kellett, certain partnerships controlled by the Kelletts, and the Registrant (filed as Exhibit 10.8 to the
          Registrant's Registration Statement on Form S-4, Registration No.
          333-57339, and incorporated herein by reference).
  *10.2   Second Amendment of Amended and Restated Operating Lease dated June
          19, 1998, by and between Belleair East Medical Investors, Ltd. (L.P.)
          and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1998, and incorporated herein by reference).
  *10.3   Second Amendment of Amended and Restated Operating Lease dated June
          19, 1998, by and between Port Charlotte Health Care Associates, Ltd.
          (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit
          10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
  *10.4   First Amendment of Amended and Restated Operating Lease dated June
          19, 1998, by and between Denver Medical Investors, Ltd. (L.P.) and
          Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.4 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1998, and incorporated herein by reference).
  *10.5   +Employment Agreement between the Registrant and Susan Thomas Whittle
          (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1997 and incorporated herein by reference).
  *10.6   +Form of Employment Agreement entered into between the Registrant and its Senior Vice Presidents (filed as Exhibit 10.14 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1998, and incorporated herein by reference).
  *10.7   +Form of Employment Agreement entered into between the Registrant and its Vice Presidents (filed as Exhibit 10.12 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1997 and incorporated herein by reference).
  *10.8   +Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by reference).
  *10.9   +First Amendment to Paragon Health Network, Inc. 1997 Long-Term
          Incentive Plan (filed as Exhibit 10.17 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
  *10.10  +Paragon Health Network, Inc. Incentive Compensation Plan (filed as
          Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by
          Reference).
  *10.11  +New GranCare, Inc. 1996 Stock Incentive Plan (filed with Amendment
          No. 1 to GranCare's Registration Statement on Form S-1, Registration
          No. 333-19097, and incorporated herein by Reference).
  *10.12  First Amendment to the New GranCare, Inc. 1996 Stock Incentive Plan
          (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-
          K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
  *10.13  +New GranCare, Inc. 1996 Replacement Stock Option Plan (filed with
          Amendment No. 1 to GranCare's Registration Statement on Form S-1,
          Registration No. 333-19097, and incorporated herein by reference).

 EXHIBITS
 --------
 *10.14   +First Amendment to the New GranCare, Inc. 1996 Replacement Stock
          Option Plan (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.15   +New GranCare, Inc. Outside Directors' Stock Incentive Plan (filed with Amendment No. 1 to GranCare's Registration Statement on Form S-
          1, Registration No. 333-19097, and incorporated herein by reference).
 *10.16   +First Amendment to the New GranCare, Inc. Outside Directors Stock
          Incentive Plan (filed as Exhibit 10.24 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.17   +Second Amendment to the New GranCare, Inc. Outside Directors Stock
          Incentive Plan (filed as Exhibit 10.25 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.18   Indemnification Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.4 to Registrant's
          Registration Statement on Form S-1, Registration No. 33-44726, and
          incorporated herein by reference).
 *10.19   Assignment Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.6 to Registrant's
          Registration Statement on Form S-1, Registration No. 33-44726, and
          Incorporated herein by reference).
 *10.20   Termination and Release Agreement dated as of September 3, 1997, by and among GranCare, Manor Care, Inc. ("Manor Care") and Vitalink
          Pharmacy Services, Inc. ("Vitalink"), Apollo and LCA (filed as
          Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.21   Letter Agreement Regarding Liquidated Damages Calculation in
          Pharmaceutical Supply Agreements Dated September 3, 1997, by and
          among GranCare, TeamCare, Inc. and Vitalink (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.22   Letter Agreement Regarding Preferred Provider Arrangement dated
          August 29, 1997, by and among Vitalink and GranCare (filed as Exhibit
          10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.23   Amendment to AMS Properties, Inc. Facility Leases dated as of October
          31, 1997 between Health and Retirement Properties Trust ("HRPT") and
          AMS Properties, Inc. ("AMS") (filed as Exhibit 10.31 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1997 and incorporated herein by reference).
 *10.24   Collateral Pledge Agreement dated as of October 31, 1997 by and between the Registrant and HRPT (filed as Exhibit 10.32 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1997 and incorporated herein by reference).
 *10.25   Guaranty by GranCare dated as of October 31, 1997 in favor of HRPT
          (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-
          K for the fiscal year ended September 30, 1997 and Incorporated herein by reference).
 *10.26   Guaranty by the Registrant dated as of October 31, 1997 in favor of
          HRPT (filed as Exhibit 10.34 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.27   Restructure and Asset Exchange Agreement dated as of October 31, 1997 among HRPT, GranCare, AMS and GCI Health Care Centers, Inc. ("GCI
          Health Care") (filed as Exhibit 10.35 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

 EXHIBIT
 -------
 *10.28  Subordination Agreement dated as of October 31, 1997 by and among HRPT and the corporations listed on the signature page thereto (filed as
         Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.29  Amendment to GCI Health Care Centers, Inc. Facility Leases dated as of
         October 31, 1997 (filed as Exhibit 10.37 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.30  Amendment to Acquisition Agreement, Agreement to Lease and Mortgage
         Loan Agreement dated as of December 29, 1993 among HRPT, GranCare, AMS and GCI Health Care (filed with GranCare's Current Report on Form 8-K filed January 13, 1994, and incorporated herein by reference).
 *10.31  Master Lease Document dated December 28, 1990, between HRPT and AMS
         (filed with GranCare's Registration Statement on Form S-1,
         Registration No. 33-42595, and incorporated herein by reference).
 *10.32  Form of Guaranty dated December 28, 1990, by American Medical
         Services, Inc. and each of its subsidiaries in favor of HRPT (filed with GranCare's Registration Statement on Form S-1, Registration No.
         33-42595, and incorporated herein by reference).
 *10.33  Amendment to Master Lease between HRPT and AMS dated as of December
         29, 1993 (filed with GranCare's Current Report on Form 8-K filed
         January 13, 1994, and incorporated herein by reference).
 *10.34  Amendment to Master Lease Document and Facility Lease between GCI
         Health Care and HRPT dated as of October 31, 1994 (filed with
         GranCare's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995 and incorporated herein by reference).
 *10.35  Amendment to Master Lease Document and Facility Lease between AMS and
         HRPT dated as of October 31, 1994 (filed with GranCare's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
 *10.36  Mortgage and Security Agreement from AMS to HRPT for the Northwest and
         River Hills West Health Care Centers dated as of March 31, 1995 (filed with GranCare's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995 and incorporated herein by reference).
 *10.37  Assumption Agreement by GranCare in favor of HRPT (filed with
         GranCare's Amendment No. 1 to Registration Statement on Form S-1,
         Registration No. 333-19097, and incorporated herein by reference).
 *10.38  Consent and Amendment to Transaction Documents dated as of December
         31, 1996 (the "Consent and Amendment") among GCI Health Care,
         GranCare, Vitalink, HRPT and AMS (filed with GranCare's Amendment No.
         1 to Registration Statement on Form S-1, Registration No. 333-19097,
         and incorporated herein by reference).
 *10.39  Credit Agreement for $890,000,000 dated as of November 4, 1997, by and among the Registrant, as Borrower, The Chase Manhattan Bank, as
         Administrative Agent, NationsBank, N.A., as Documentation Agent, and
         the several lenders from time to time parties thereto (filed as
         Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.40  First Amendment, dated as of July 8, 1998, by and among the
         Registrant, The Chase Manhattan Bank, as Administrative Agent,
         NationsBank, N.A., as Documentation Agent, and the several lenders parties thereto, relating to the Credit Agreement identified in Item
         10.47 above (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.41  Second Amendment, dated as of December 22, 1998, by and among the
         Registrant, The Chase Manhattan Bank, as Administrative Agent,
         NationsBank, N.A., as Documentation Agent, and the several lender parties thereto, relating to the Credit Agreement identified in Item
         10.47 above (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

 EXHIBIT
 -------
 *10.42  Guarantee and Collateral Agreement dated as of November 4, 1997, by and among the Registrant and certain of its subsidiaries in favor of
         The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.43  Amended and Restated Participation Agreement ("FBTC Participation
         Agreement") dated November 4, 1997, by and among LCA, as Lessee, FBTC
         Leasing Corp. ("FBTC"), as Lessor, The Chase Manhattan Bank, as Agent
         for the Lenders, the Fuji Bank Limited (Houston Agency), as Co-Agent,
         and the Lenders parties thereto (filed as Exhibit 10.50 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1997 and incorporated herein by reference).
 *10.44  First Amendment to FBTC Participation Agreement dated July 8, 1998
         (filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.45  Second Amendment to FBTC Participation Agreement dated December 22,
         1998 (filed as Exhibit 10.53 to the Registrant's Annual Report on Form
         10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.46  Amended and Restated Guaranty ("FBTC Guarantee") dated November 4,
         1997, by and among the Registrant and certain other guarantors signatory thereto in favor of The Chase Manhattan Bank, as
         Administrative Agent (filed as Exhibit 10.51 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1997 and incorporated herein by reference).
 *10.47  First Amendment to FBTC Guarantee dated July 8, 1998 (filed as Exhibit
         10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.48  Second Amendment to FBTC Guarantee dated December 22, 1998 (filed as
         Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.49  Lease dated October 10, 1996, between FBTC, as Lessor, and LCA, as
         Lessee (filed as Exhibit 10.52 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.50  Amendment to Lease dated as of November 4, 1997 between FBTC and LCA
         (filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 *10.51  Form of Mortgage and Security Agreement with respect to five of
         GranCare's facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health
         Care Capital Finance, Inc., each agreement dated as of March 23, 1995
         (filed with GranCare's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
 *10.52  Credit Agreement dated as of May 18, 1994 by and among Mariner Health,
         PNC Bank, N.A. ("PNC Bank") and the other banks party thereto. (filed as Exhibit 10.1 to Mariner Health's Quarterly Report on Form 10-Q/A
         for the quarter ended June 30, 1994 and incorporated herein by reference).
 *10.53  +1995 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to
         Mariner Health's Form S-8, filed November 21, 1995, and incorporated herein by reference).
 *10.54  +Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. ("AmHSPP"), Mariner Health Care,
         Inc. and Mariner Health, including: Exhibit A, Warrant to Purchase
         210,000 Shares of Mariner Health's Common Stock by and among AmHSPP and Mariner Health; and Exhibit B, Warrant to Purchase 1,890,000
         Shares of Mariner Health's Common Stock by and among AmHSPP and
         Mariner Health (filed as Exhibit 10.36 to Mariner Health's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 EXHIBIT
 -------
 *10.55  Amended and Restated $250,000,000 Revolving Credit Facility Credit
         Agreement (through Amendment No. 18) dated December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union,
         as Syndication Agent, and the financial institutions referred to therein as "Banks" (filed as Exhibit 10.63 to the Registrant's Form
         10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 *10.56  +Mariner Savings Plan (filed as Exhibit 10.64 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1998 and incorporated herein by reference).
 *10.57  +First Amendment to Mariner Savings Plan (filed as Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998 and incorporated herein by reference).
 *10.58  Guaranty and Suretyship Agreement dated as of May 18, 1994, from various subsidiaries of Mariner Health signatory thereto in favor of
         PNC Bank, as Agent (filed as Exhibit 10.66 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 *10.59  Collateral Agency and Sharing Agreement dated as of December 23, 1998, by and among Mariner Health, its subsidiary guarantors and PNC Bank as
         Collateral Agent, revolving credit facility Administrative Agent and term loan Administrative Agent (filed as Exhibit 10.67 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998 and incorporated herein by reference).
 *10.60  $210,000,000 Term Loan Facility Credit Agreement, dated as of December
         23, 1998, by and among Mariner Health, PNC Bank, as Administrative
         Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as "Banks" (filed as Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998 and incorporated herein by reference).
 *10.61  Amended and Restated Pledge Agreement (Borrower Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health (filed as
         Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998 and incorporated herein by reference).
 *10.62  Amended and Restated Pledge Agreement (Pledging Stock) dated as of
         December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health held by the subsidiary pledgors (filed as Exhibit 10.70 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 *10.63  Amended and Restated Pledge Agreement (Pledging Partnership Interests)
         dated as of December 23, 1998, from various subsidiaries of Mariner
         Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by such subsidiaries (filed as Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 *10.64  Amended and Restated Pledge Agreement (Pledging Limited Liability
         Company Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain limited liability company membership interests held by such subsidiaries
         (filed as Exhibit 10.72 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.65  Amended and Restated Pledge Agreement (Tri-State Pledging Partnership
         Interests) dated as of December 23, 1998, from Tri-State Health Care,
         Inc. ("Tri-State") in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by Tri-State
         (filed as Exhibit 10.73 to the Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1998, and incorporated herein by reference).

 EXHIBIT
 -------
 *10.66  Security Agreement dated as of December 23, 1998 from Mariner Health and its subsidiary guarantors in favor of PNC Bank, as Collateral
         Agent (filed as Exhibit 10.74 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.67  Continuing Agreement of Guaranty and Suretyship dated as of December
         23, 1998 from various subsidiaries of Mariner Health in favor of the
         Collateral Agent relating to the $210,000,000 term loan facility of
         Mariner Health (filed as Exhibit 10.75 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.68  Confirmation for U.S. Dollar Total Return Swap Transaction dated
         September 21, 1998, between NationsBank, N.A. and the Registrant in connection with the ISDA Master Agreement (1992 form) dated as of
         October 31, 1997 between NationsBank, N.A. and the Registrant (filed as Exhibit 10.76 to the Registrant's Annual Report on Form 10-K for
         the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.69  Guaranty dated as of September 21, 1998, from Mariner Health and the subsidiaries of Mariner Health signatory thereto, in favor of
         NationsBank, N.A. relating to the total return swap referred to in
         Item 10.76 above (filed as Exhibit 10.77 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.70  +Paragon Health Network, Inc. Employee Stock Purchase Plan (filed as
         Exhibit 10.78 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998, and incorporated herein by reference).
 *10.71  +First Amendment to Mariner Post-Acute Network, Inc. Employee Stock
         Purchase Plan (formerly the Paragon Health Network, Inc. Employee
         Stock Purchase Plan) (filed as Exhibit 10.79 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1998, and incorporated herein by reference).
 *10.72  Amended and Restated Purchase Option Agreement dated as of May 24,
         1995 by and among Convalescent Services, Inc. ("CSI"), Mariner Health and the Lessors (filed as Exhibits 2.5 and 10.5 to Mariner Health's
         Form 10-Q for the quarter ended June 30, 1995, as amended, and incorporated herein by reference).
 *10.73  Form of Lease by and between CSI and each of the following lessors:
         (i) Houston-Northwest Medical Investors, Ltd., (ii) Fort Bend Medical
         Investors, Ltd., (iii) Northwest Healthcare L.P., (iv) Dallas Medical
         Investors, Ltd., (v) Creek Forest Limited, (vi) Denver Medical
         Investors, Ltd., (vii) South Denver Healthcare Associates, Ltd.,
         (viii) Belleair East Medical Investors, Ltd., (ix) Tallahassee
         Healthcare Associates, Ltd., (x) Port Charlotte Healthcare Associates,
         Ltd., (xi) Melbourne Healthcare Associates, Ltd., (xii) Pinellas III
         Healthcare Associates, Ltd., (xiii) Polk Healthcare L.P., and
         (xiv) Orange Healthcare Ltd. (filed as Exhibit 10.37 to Mariner Health
         s Annual Report on Form 10-K for the fiscal year ended December 31,
         1995 and incorporated herein by reference).
 *10.74  +Employment Agreement between the Registrant and George Morgan, dated
         January 25, 1999 (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).
 *10.75  +Employment Agreement between the Registrant and C. Christian Winkle, dated January 20, 1999 (filed as Exhibit 10.2 to the Registrant's Form
         10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).
 *10.76  Amended and restated $250,000,000 Revolving Credit Facility Credit
         Agreement (the "Mariner Health Credit Agreement") (through Amendment
         No. 19) dated, as amended, as of January 19, 1999, by and among
         Mariner Health, PNC Bank, as Administrative Agent, First Union, as
         Syndication Agent, and the financial institutions referred to therein
         (filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

 EXHIBIT
 -------
 *10.77  Amendment No. 19 to Mariner Health Credit Agreement dated as of
         January 19, 1999 (filed as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).
 *10.78  Amended and Restated $210,000,000 Term Loan Facility Credit Agreement
         (the "Mariner Health Term Loan Agreement"), dated, as amended, as of
         January 19, 19999, by and among Mariner Health, PNC Bank, as
         Administrative Agent, First Union, as Syndication Agent, and the
         financial institutions referred to therein (filed as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).
 *10.79  Amendment No. 1 to Mariner Term Loan Agreement dated as of January 19,
         1999 (filed as Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).
 *10.80  Third Amendment to Credit Agreement dated as of May 11, 1999, by and among the Company, The Chase Manhattan Bank, as Administrative Agent,
         and the lenders signatory thereto, amending the Senior Credit Facility
         (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
 *10.81  Third Amendment to Guarantee dated as of May 11, 1999, by and among the Company, its subsidiaries signatory thereto, and The Chase
         Manhattan Bank, as Administrative Agent, amending the Amended and
         Restated Guarantee dated as of November 4, 1997 (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
 *10.82  Third Amendment to Participation Agreement dated as of May 11, 1999, by and among Living Centers Holding Company, FBTC Leasing Corp., The
         Chase Manhattan Bank, as Agent, and The Fuji Bank, Limited (Houston
         Agency), amending the Amended and Restated Participation Agreement dated as of November 4, 1997 (filed as Exhibit 10.3 to the
         Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
 *10.83  Amendment No. 19 to Revolving Credit Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as
         Administrative Agent, First Union National Bank, as Syndication Agent,
         and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving
         Credit Facility Credit Agreement, by and among Mariner Health, PNC
         Bank, as Administrative Agent, First Union National Bank, as
         Syndication Agent, and the financial institutions referred to therein, as "Banks" (filed as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
  10.84  Amendment No. 20 to Revolving Credit Facility Credit Agreement, dated as of September 2, 1999, by and among Mariner Health, PNC Bank, as
         Administrative Agent, First Union National Bank, as Syndication Agent,
         and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving
         Credit Facility Credit Agreement, by and among Mariner Health, PNC
         Bank, as Administrative Agent, First Union National Bank, as
         Syndication Agent, and the financial institutions referred to therein, as "Banks".
  10.85  Amendment No. 21 to Revolving Credit Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as
         Administrative Agent, First Union National Bank, as Syndication Agent,
         and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving
         Credit Facility Credit Agreement, by and among Mariner Health, PNC
         Bank, as Administrative Agent, First Union National Bank, as
         Syndication Agent, and the financial institutions referred to therein, as "Banks".
 *10.86  Amendment No. 1 to Term Loan Facility Credit Agreement, dated as of
         January 19, 1999, by and among Mariner Health, PNC Bank, as
         Administrative Agent, First Union National Bank, as Syndication Agent,
         and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan
         Facility Credit Administrative Agent, First Union National Bank, as
         Syndication Agent, and the financial institutions referred to therein, as "Banks" (filed as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

 EXHIBIT
 -------
  10.87  Amendment No. 2 to Term Loan Facility Credit Agreement, dated as of
         October 29, 1999, by and among Mariner Health, PNC Bank, as
         Administrative Agent, First Union National Bank, as Syndication Agent,
         and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan
         Facility Credit Administrative Agent, First Union National Bank, as
         Syndication Agent, and the financial institutions referred to therein, as "Banks".
 *10.88  Letter agreement between Mariner Health and Empire Medical Services dated July 20, 1999 regarding Medicare extended repayment plan (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended
         June 30, 1999, and incorporated herein by reference).
  10.89  Acknowledgement and Amendment, dated August 16, 1999, to the Credit
         Agreement, dated November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December
         22, 1998, the Third Amendment, dated as of May 11, 1999), among
         Mariner Post-Acute Network, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as the Lenders, Bank of America, N.A., as Documentation
         Agent, and The Chase Manhattan Bank, as the Administrative Agent.
  10.90  Promissory Note, dated August 16, 1999, by Mariner Post-Acute Network,
         Inc., as the Maker, to Bank of America, N.A., as the Holder, in the
         principal amount of $26,485,562.79.
  10.91  Forbearance agreement, dated as of November 9, 1999, to the Credit
         Agreement, dated as of November 4, 1997 (as amended by the First
         Amendment, dated as of July 8, 1998, the Second Amendment, dated as of
         December 22, 1998, the Third Amendment, dated as of May 11, 1999, and the Acknowledgement and Amendment, dated as of August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), among Mariner Post-Acute Network, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as documentation agent, and The Chase
         Manhattan Bank, as administrative agent.
  10.92  Forbearance agreement, dated as of November 9, 1999, to the Amended and Restated Credit Agreement, dated as of November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second
         Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999, and the Acknowledgement and Amendment, dated as of
         August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), among FBTC Leasing Corp., the lenders party thereto, The Chase Manhattan Bank, as agent, and the
         Fuji Bank, Limited (Houston Agency), as co-agent; the Amended and
         Restated Guarantee, dated as of November 4, 1997 (as amended by the
         First Amendment to Guarantee, dated as of July 8, 1998, the Second
         Amendment to Guarantee, dated as of December 22, 1998, the Third
         Amendment to Guarantee, dated as of May 11, 1999, and the
         Acknowledgement and Amendment to Guarantee, dated as of August 16,
         1999, and as the same may be amended, supplemented or otherwise amended from time to time), made by Mariner Post-Acute Network, Inc., and the other guarantors which are signatories thereto; and the Lease, dated as of October 10, 1996 (as amended) between the Company and
         Living Centers Holding Company.
  10.93  Termination of Amended and Restated Stockholders Agreement and Proxy
         and Voting Agreement, dated December 20, 1999, by and among Apollo
         Management L.P., Mariner Post-Acute Network, Inc. and the stockholders listed on the signature page, terminating the Stockholders Agreement, dated as of November 4, 1997, amended as of April 13, 1998 and amended and restated as of November 25, 1998 and the Proxy and Voting
         Agreement, dated as of November 4, 1997.
  10.94  +Employment Agreement between the Registrant and Francis W. Cash dated
         September 18, 1999.
  10.95  Debtor-In-Possession Credit Agreement dated as of January 20, 2000, by and among Mariner Health, certain subsidiaries of Mariner Health,
         First Union National Bank, N.A., as Syndication Agent, PNC Capital
         Markets, Inc. and First Union Securities, Inc., as Co-Arrangers, PNC
         Bank, National Association, as Collateral and Administrative Agent,
         and certain other lenders.

 EXHIBIT
 -------
 10.96   Revolving Credit and Guaranty Agreement between dated as of January
         18, 2000, by and among the Registrant, certain subsidiaries of the
         Registrant, the Chase Manhattan Bank, as Agent, and certain other lenders.
 10.97   Security and Pledge Agreement dated January 18, 2000, by and among the
         Registrant, certain subsidiaries of the Registrant and The Chase
         Manhattan Bank, as Agent, and certain other lenders.
 10.98   Security Agreement dated January 20, 2000, by and among Mariner
         Health, First Union National Bank, N.A., PNC Bank, National
         Association and certain other lenders.
 21      Subsidiaries of Mariner Post-Acute Network, Inc.
 23      Consent of Ernst & Young LLP.
 27      Financial Data Schedule.

--------
*  Incorporated by reference as indicated.
+ Represents management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item
   601(d)(10)(iii) of Regulation S-K.

   Mariner Post-Acute Network, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such holder pays to Mariner Post-Acute Network, Inc. a fee compensating it for its reasonable expenses in furnishing such exhibits.

(B)REPORTS ON FORM 8-K

  Not applicable

(C)EXHIBITS

  The response to this portion of Item 14 is contained in Item 14(a)(3) of this report.

(D)FINANCIAL STATEMENTS SCHEDULE

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

                                          MARINER POST-ACUTE NETWORK, INC.
                                          (Registrant)

                                                 /s/ Susan Thomas Whittle
                                          By: _________________________________
                                                   Susan Thomas Whittle
                                              Senior Vice President, General
                                                          Counsel
                                                       and Secretary

Date: January 24, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

       /s/ Francis W. Cash             Chairman of the Board,      January 24, 2000
______________________________________  Chief Executive Officer,
           Francis W. Cash              President and Director
                                        (Principal Executive
                                        Officer)

       /s/ George D. Morgan            Executive Vice President    January 24, 2000
______________________________________  and Chief Financial
           George D. Morgan             Officer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Gene E. Burleson            Director                    January 24, 2000
______________________________________
           Gene E. Burleson

      /s/ Samuel B. Kellett            Director                    January 24, 2000
______________________________________
          Samuel B. Kellett

        /s/ Joel S. Kanter             Director                    January 24, 2000
______________________________________
            Joel S. Kanter

    /s/ William G. Petty, Jr.          Director                    January 24, 2000
______________________________________
        William G. Petty, Jr.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        MARINER POST-ACUTE NETWORK, INC.
                             (DOLLARS IN THOUSANDS)

                          BALANCE               DEDUCTION   ADDITIONS   BALANCE
                         BEGINNING  CHARGED       FROM         FROM      END OF
                         OF PERIOD TO INCOME     RESERVE   ACQUISITIONS  PERIOD
                         --------- ---------    ---------  ------------ --------
Fiscal Year 1999:
Allowance for doubtful
 accounts...............  $68,581   142,474     (123,989)        --     $ 87,066
                          =======   =======     ========      ======    ========
Notes receivable re-
 serves.................  $ 4,017     3,454          --          --     $  7,471
                          =======   =======     ========      ======    ========
Valuation allowance.....  $70,252   400,305          --          --     $470,557
                          =======   =======     ========      ======    ========
Fiscal Year 1998:
Allowance for doubtful
 accounts...............  $33,138    29,544      (24,990)     30,889    $ 68,581
                          =======   =======     ========      ======    ========
Notes receivable re-
 serves.................  $ 1,188       --          (300)      3,129    $  4,017
                          =======   =======     ========      ======    ========
Valuation allowance.....  $ 1,844    31,028          --       37,380    $ 70,252
                          =======   =======     ========      ======    ========
Fiscal Year 1997:
Allowance for doubtful
 accounts...............  $17,405    27,760      (12,027)        --     $ 33,138
                          =======   =======     ========      ======    ========
Notes receivable re-
 serves.................  $ 3,516    (1,478)(a)     (850)        --     $  1,188
                          =======   =======     ========      ======    ========
Valuation allowance.....  $ 1,785        59          --          --     $  1,844
                          =======   =======     ========      ======    ========

--------
(a) Includes reversal of reserves based on collections of notes previously considered doubtful.