Form 10-Q
period 1999-12-31
MARINER POST ACUTE NETWORK INC
filed 2000-02-22
CIK 882287

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                (678) 443-7000
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                               ---     ---
     There were 73,695,081 shares of Common Stock of the registrant issued and outstanding as of February 22, 2000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No    N/A X (Due to the
                          ---   ---    ---
recent nature of the filings made by the registrant and its subsidiaries under Chapter 11 of the Bankruptcy Code, no plan of reorganization has been confirmed by a bankruptcy court.)

               Mariner Post-Acute Network, Inc. and Subsidiaries

                                   FORM 10-Q


                               December 31, 1999


                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I - FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements and Notes                1

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 23

 Item 3. Quantitative and Qualitative Disclosure About Market
         Risk                                                                46

Part II - OTHER  INFORMATION

 Item 1. Legal Proceedings                                                   47

 Item 2. Changes in Securities and Use of Proceeds                           47

 Item 3. Defaults Upon Certain Securities                                    47

 Item 4. Submission of Matters to a Vote of Security Holders                 47

 Item 5. Other Information                                                   48

 Item 6. Exhibits and Reports on Form 8-K                                    48

 SIGNATURE PAGE                                                              49

PART 1   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars and shares in thousands, except per share amounts)
                                  (unaudited)

                                                        Three months
                                                     Ended December 31,
                                                     ------------------
                                                      1999        1998
                                                      ----        ----
Net Revenues
 Nursing home revenue:
  Net patient services...........................   $462,270    $498,664
  Other..........................................      5,679       7,860
 Non-nursing home revenue:
  Pharmacy services..............................     65,843      77,736
  Therapy services...............................         --      76,180
  Home health, hospital services, and other......      3,414      12,240
                                                    --------    --------
                                                     537,206     672,680
Costs and Expenses:
 Salaries and wages..............................    257,740     276,672
 Employee benefits...............................     49,435      48,102
 Nursing, dietary and other supplies.............     33,421      33,352
 Ancillary services..............................     64,646     127,520
 General and administrative......................     60,611      65,141
 Insurance expense...............................     26,236      19,426
 Rent............................................     22,689      26,996
 Depreciation and amortization...................     10,830      30,584
 Provision for bad debts.........................      8,400      36,484
 Indirect merger and other expenses..............      7,995       2,015
 Loss on disposal of assets......................        923          --
                                                    --------    --------
                                                     542,926     666,292
                                                    --------    --------
 Income (loss) from operations...................     (5,720)      6,388
                                                    --------    --------
Other Income and Expense:
 Interest expense................................     57,243      46,729
 Interest and dividend income....................     (4,132)     (2,443)
                                                    --------    --------
                                                      53,111      44,286
                                                    --------    --------
 Loss before income taxes and minority interest..    (58,831)    (37,898)
Provision for Income Taxes.......................         --         500
                                                    --------    --------
 Loss before minority interest...................    (58,831)    (38,398)
Minority Interest................................        790        (625)
                                                    --------    --------
 Net loss........................................   $(58,041)   $(39,023)
                                                    ========    ========
Loss Per Share:
 Basic and Diluted...............................     $(0.79)     $(0.53)
                                                    ========    ========
Weighted Average Common Shares Outstanding:
 Basic and Diluted...............................     73,695      73,277
                                                    ========    ========

  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share amounts)
                                  (unaudited)

                                                                             December 31,   September 30,
                                                                                 1999            1999
                                                                             ------------   -------------
                                        ASSETS
Current Assets:
       Cash and cash equivalents..........................................    $    76,975     $    71,817
       Receivables (less allowances of $91,307 and $87,066)...............        312,727         307,571
       Notes receivable, net..............................................          3,229           3,259
       Supplies...........................................................         22,974          22,866
       Income tax refund receivable.......................................          1,943           1,943
       Prepaid expenses and other current assets..........................         37,409          34,200
                                                                              -----------     -----------
Total current assets......................................................        455,257         441,656
Property and Equipment:
       Land, buildings and improvements...................................        544,336         532,589
       Furniture, fixtures and equipment..................................        192,547         196,875
       Leased property under capital leases...............................         63,833          63,797
                                                                              -----------     -----------
                                                                                  800,716         793,261
       Less accumulated depreciation......................................        340,214         333,708
                                                                              -----------     -----------
                                                                                  460,502         459,553
Goodwill, net.............................................................        243,160         247,353
Restricted Investments....................................................         52,379          69,188
Notes Receivable, net.....................................................         16,667          16,792
Other Assets..............................................................         38,283          40,429
                                                                             ------------     -----------
                                                                             $  1,266,248     $ 1,274,971
                                                                             ============     ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
       Notes payable and current maturities of long-term debt.............    $ 2,043,931     $ 2,028,226
       Accounts payable...................................................        133,513         134,829
       Accrued payroll and related expenses...............................        127,474         111,395
       Accrued interest...................................................         80,748          49,317
       Other accrued expenses.............................................         68,117          63,804
                                                                              -----------     -----------
         Total current liabilities........................................      2,453,783       2,387,571
Long-Term Debt, net of current maturities.................................        111,149         113,618
Long-Term Insurance Reserves..............................................         73,337          80,899
Deferred Income Taxes and Other Noncurrent Liabilities....................         72,235          78,902
Commitments and Contingencies
Stockholders' Equity (Deficit):
       Preferred stock, par value $.01; 5,000,000 shares authorized;
         none issued......................................................             --              --
       Common stock, par value $.01; 500,000,000 shares authorized;
         73,695,081 shares issued.........................................            737             737
       Capital surplus....................................................        980,952         980,952
       Accumulated deficit................................................     (2,419,434)     (2,361,393)
       Accumulated other comprehensive loss...............................         (6,511)         (6,315)
                                                                              -----------     -----------
         Total stockholders' deficit......................................     (1,444,256)     (1,386,019)
                                                                              -----------     -----------
                                                                              $ 1,266,248     $ 1,274,971
                                                                              ===========     ===========

  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (dollars and shares in thousands)
                                  (unaudited)

                                                                                             Accumulated
                                                                                               Other
                                                Common Stock       Capital    Accumulated   Comprehensive
                                              Shares    Amount     Surplus      Deficit         Loss          Total
                                             -------    ------     -------      -------     -------------     -----

Balance, September 30, 1999................   73,695   $    737    $980,952   $(2,361,393)     $(6,315)    $(1,386,019)
Comprehensive loss:
  Net loss.................................       --         --          --       (58,041)          --         (58,041)
  Unrealized losses on available-for-sale
     securities............................       --         --          --            --         (196)           (196)
                                                                                                           -----------
Comprehensive loss.........................       --         --          --            --           --         (58,237)
                                              ------   --------    --------   -----------      -------     -----------
Balance, December 31, 1999.................   73,695   $    737    $980,952   $(2,419,434)     $(6,511)    $(1,444,256)
                                              ======   ========    ========   ===========      =======     ===========

  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (dollars in thousands)
                                  (unaudited)
                                                             Three Months
                                                          Ended December 31,
                                                          ------------------
                                                            1999       1998
                                                            ----       ----
Cash Flows From Operating Activities:
  Net loss..............................................  $(58,041)  $(39,023)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.......................    10,830     30,584
    Interest accretion on Senior Notes..................     5,593      4,981
    Income taxes deferred...............................        --        500
    Equity earnings/minority interest...................      (790)       625
    Provision for bad debts.............................     8,400     36,484
    Loss on disposal of assets..........................       923         --
  Changes in noncash working capital:
    Receivables.........................................   (13,556)   (36,348)
    Supplies............................................      (108)    (3,557)
    Prepayments and other current assets................    (3,209)    23,751
    Accounts payable....................................    (1,316)    (5,458)
    Accrued expenses and other current liabilities......    57,036    (27,825)
  Changes in long-term insurance reserves...............    (7,562)    (9,707)
  Other.................................................    (5,398)   (12,840)
                                                          --------   --------
Net Cash Used In Operating Activities...................    (7,198)   (37,833)

Cash Flows From Investing Activities:
  Purchases of property and equipment...................   (11,910)   (15,921)
  Disposals of property, equipment and other assets.....     5,068         --
  Restricted investments................................    16,613      8,484
  Net collections on notes receivable...................       155      4,063
  Other.................................................        --     (7,367)
                                                          --------   --------
Net Cash Provided By (Used In) Investing Activities.....     9,926    (10,741)

Cash Flows From Financing Activities:
  Net draws under credit line...........................    12,702     67,000
  Repayment of long-term debt...........................   (10,272)    (8,689)
  Deferred financing fees...............................        --     (7,313)
  Other.................................................        --       (435)
                                                          --------   --------
Net Cash Provided By Financing Activities...............     2,430     50,563
                                                          --------   --------
Increase in Cash and Cash Equivalents...................     5,158      1,989
Cash and Cash Equivalents, Beginning of Period..........    71,817      3,314
                                                          --------   --------
Cash and Cash Equivalents, End of Period................  $ 76,975   $  5,303
                                                          ========   ========
   The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.  Organization and Basis of Presentation

 Organization

     Mariner Post-Acute Network, Inc. (the "Company") changed its name effective August 1, 1998 from its former name, Paragon Health Network, Inc. ("Paragon"), following the consummation of the merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner Health") on July 31, 1998 pursuant to an agreement and plan of merger dated as of April 13, 1998 (the "Mariner Merger Agreement"). The Company had previously changed its name from Living Centers of America, Inc. ("LCA") to Paragon on November 4, 1997. At the time of the Mariner Merger, Mariner Health operated long-term health care facilities that provided skilled nursing and residential care services in 16 states and comprehensive rehabilitation services. The Company was formed in November 1997 through the recapitalization by merger of LCA with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and certain other investors (the "Recapitalization Merger"), and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "GranCare Merger" and collectively with the Recapitalization Merger, the "Apollo/LCA/GranCare Mergers") pursuant to an agreement and plan of merger dated as of May 7, 1997, as amended and restated as of September 17, 1997 (the "GranCare Merger Agreement"). At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company, and home health operations. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

 Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses, has a working capital deficiency of approximately $2.0 billion, and has a capital deficit of approximately $1.4 billion at December 31, 1999. In addition, the Company has violated certain covenants of various loan agreements. On January 18, 2000, the Company, Mariner Health and certain of their respective subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (referred to herein as the "Chapter 11 Filings"). See Note 2.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1999 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

     Certain prior year amounts have been reclassified to conform with the fiscal year 2000 presentation.

 Goodwill, net

     Goodwill represents the excess of purchase price over fair market value of assets acquired in various purchase transactions and is amortized on a straight-line basis. The Company periodically reviews the goodwill and it is adjusted if necessary. During the three months ended December 31, 1999, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 to 20 years. The net effect of such change was a charge of $1.3 million or $0.02 per share, which is included in the income statement classification "Depreciation and Amortization Expense."

 Recent Accounting Pronouncements

     In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal-use software should be capitalized or expensed when incurred. The Company adopted SOP 98-1 effective October 1, 1999. The adoption of SOP 98-1 did not affect results of operations or financial position.

     In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 effective October 1, 1999. The adoption of SOP 98-5 did not effect results of operations or financial position.

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

NOTE 2.  Going Concern and Issues Effecting Liquidity

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses, has a working capital deficiency of approximately $2.0 billion, and has a capital deficit of approximately $1.4 billion at December 31, 1999. In addition, as more fully described below, the Company has violated certain covenants of various loan agreements. On January 18, 2000, the Company, Mariner Health and certain of their respective subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the U.S. Bankruptcy Court, the Company's and Mariner Health's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility (see Note 4) and the Mariner Health Term Loan Facility (see Note 4) as of March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999. The Company has been operating without a waiver of noncompliance for these credit facilities and paying a default rate of interest of 200 basis points above the credit facility rates. The maturity date of the Mariner Health Senior Credit Facility and the Mariner Health

Term Loan Facility was January 3, 2000, and therefore such debt is classified as a current obligation of the Company at September 30, 1999 and December 31, 1999. Mariner Health did not make the interest payments due on the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility (see Note 4). Mariner Health did not make the interest payment due October 1, 1999 on the Mariner Notes (see Note 4).

     The Company obtained a waiver under the Senior Credit Facility (see Note 4) with respect to certain financial covenant defaults existing at March 31, 1999. However, at June 30, 1999, September 30, 1999 and December 31, 1999, the Company was not in compliance with certain financial covenants under the Senior Credit Facility, and such default has not been waived. The Company did not make the scheduled interest and principal payments due on or subsequent to November 19, 1999 on its Senior Credit Facility (see Note 4). Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility. The Company did not make the interest payment due November 1, 1999 on the Senior Subordinated Note (see Note 4).

     The Company has also defaulted on certain covenants relating to the Deficiency Note, Omega Note and various agreements with HRPT (see Note 4).

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

     In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank. On January 28, 2000 the Bankruptcy Court approved an interim order (the "Company Interim DIP Order") approving up to $50.0 million of the Company DIP Financing. Another hearing was scheduled on February 16, 2000 for consideration of a final order (the "Final Company DIP Order,") approving the full $100.0 million amount of the Company DIP Financing. The final hearing was adjourned until March 20, 2000, to allow additional time for the Company and certain of its creditors to resolve technical issues relating to the Company DIP Financing. Also as of February 16, 2000, the Company had made no borrowings under the Company DIP Credit Agreement. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings"). After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of the full $50.0 million of the Mariner Health DIP Financing (the "February 16 Mariner Health DIP Order", and together with the Mariner Health Initial DIP Order, the Mariner Health DIP Orders").

     The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In addition, since the Company filed for protection under the Bankruptcy Code subsequent to December 31, 1999, the accompanying condensed consolidated financial statements have not been prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") and do not include disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filings under Chapter 11 will be prepared reflecting such amounts subject to compromise.

NOTE 3.  Indirect Merger and Other Expenses

     For the three months ended December 31, 1999, indirect merger and other costs total approximately $8.0 million and include approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness, approximately $1.8 million of costs incurred and paid related to the Mariner Health Merger and $0.7 million of other expenses.

     For the three months ended December 31, 1998, indirect merger and other costs total approximately $2.0 million related to the Mariner Health Merger.

NOTE 4.  Debt

     Long-term debt at December 31, 1999 is summarized in the following table (in thousands):

Senior Debt:
 Senior Credit Facilities:
  Revolving Credit Facility.............................  $  168,732
  Term Loans............................................     743,000
  Mariner Health Senior Credit Facility.................     233,813
  Mariner Health Term Loan Facility.....................     192,439
 Deficiency Note........................................      26,486
 Mortgage notes (6% to 11% due through 2014)............      47,778
 Other notes payable (8% to 10% due through 2008).......      82,469

Subordinated Debt:
 Senior Subordinated Notes (due 2007)...................     274,039
 Senior Subordinated Discount Notes (due 2007)..........     215,285
 Mariner Health Senior Subordinated Notes (due 2006)....     103,130
                                                          ----------
                                                           2,087,171
Obligations under capital leases........................      67,909
                                                          ----------
                                                           2,155,080
Less short-term notes payable and current portion.......   2,043,931
                                                          ----------
Total long-term debt....................................  $  111,149
                                                          ==========

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

     As of December 31, 1999, outstanding indebtedness under the Revolving Credit Facility was $168.7 million which excluded $5.5 million of letters of credit. In addition, $271.4 million of the Tranche A Term Loan Facility, $235.8 million of the Tranche B Term Loan Facility, and $235.8 million of the Tranche C Term Loan Facility were outstanding.

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

     In connection with the May 11, 1999 amendment (the "May 1999 Amendment") to the Senior Credit Facility, all of the Applicable Margins were increased by 50 basis points. Following the May 1999 Amendment, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans ranged from 0.75% to 1.75% for ABR loans and 2.25% to 3.25% for Eurodollar based loans. The applicable interest rate margin for Tranche B Term Loans was 2.75% for loans under the ABR and 3.75% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans was 3.00% for loans under the ABR and 4.00% for Eurodollar loans.

     As a result of certain continuing defaults, all loans made under the Senior Credit Facility converted to ABR based loans during the three month period ending December 31, 1999. Additionally, as of December 31, 1999, the interest rates for loans made under the Senior Credit Facility were as follows: for Revolving Loans and Tranche A Term Loans, 10.25%; for Tranche B Term Loans, 11.25%; and for Tranche C Term Loans, 11.75%.

     The Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company obtained a waiver under the Senior Credit Facility with respect to certain financial covenant defaults existing at March 31, 1999. At December 31, 1999, the Company was in violation of all financial covenants. In addition, in order to conserve its liquidity, the Company did not make the November 1999 interest payments due on the Senior Credit Facility. The lenders under the Senior Credit Facility signed a forbearance agreement, pursuant to which they agreed not to take any remedial action with respect to events of default (including acceleration of their debt), subject to no new events of default occurring. The forbearance agreement did not waive any events of default, and it expired by its terms. Based on the financial covenant defaults and Chapter 11 Filings described in Note 2 the Senior Credit Facility is classified as a current obligation at December 31, 1999. Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility.

Senior Subordinated Notes

     Also in connection with the Apollo/LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and were to be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The Company did not make the scheduled interest payment of approximately $13.2 million due on the Senior Subordinated Notes in November 1999 and such default was not cured within the applicable grace period. Due to the defaults and the Chapter 11 Filings described in Note 2, the Senior Subordinated Notes and Senior Subordinated Discount Notes are classified as current obligations at December 31, 1999.

Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility

     Mariner Health was the borrower under a $460.0 million senior secured revolving loan facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Health Lenders"), and PNC Bank, National Association, as agent for the Mariner Health Lenders (the "Mariner Health Agent"). The borrowing availability and rate of interest varied depending upon specified financial ratios, with applicable interest rate margins ranging between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar-based advances. As a result of certain continuing defaults, all loans made under the Mariner Health Senior Credit Facility have converted to ABR based loans from Eurodollar based loans and accrue interest at the default rate of interest. As of December 31, 1999, the interest rate for loans made under the Mariner Health Senior Credit Facility was 11.75%.

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

     Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of the same date (the "Mariner Term Loan Agreement") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210 million senior secured term loan to Mariner Health (the "Mariner Health Term Loan"). Proceeds of the Mariner Health Term Loan were applied to reduce loan amounts under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan matured on January 3, 2000, is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility. As of December 31, 1999, approximately $233.8 million of loans and $8.1 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $192.4 million of the Mariner Health Term Loan was outstanding. The Mariner Health Senior Credit Facility matured on January 3, 2000.

     Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Senior Credit Facility. Unlike subsidiaries of the Company other than Mariner Health and its subsidiaries (the "Non-Mariner Subsidiaries"), Mariner Health and its subsidiaries neither guarantee the Company's obligations under the Senior Credit Facility nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Health Senior Credit Facility. Mariner Health and its subsidiaries are not subject to the covenants contained in the Senior Credit Facility, and the covenants contained in the Mariner Senior Credit Facility are not binding on the Company and the Non-Mariner Subsidiaries. Mariner Health and the Mariner Health subsidiaries are obligated to continue to comply with the covenants contained in the Mariner Health Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of the Company and the Non-Mariner Subsidiaries. The converse is true with respect to the Company, which (together with its Non-Mariner Health Subsidiaries) must continue to comply with the covenants contained in its Senior Credit Facility without taking into account the revenues, expenses, net income, assets or liabilities of Mariner Health and its subsidiaries.

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999, and again as of June 30, 1999, September 30, 1999 and December 31, 1999. In addition, Mariner Health failed to make its October 1, 1999 interest payments due on the Mariner Health Senior Credit Facility and on the Mariner Health Term Loan Facility within the applicable grace period, although it was ultimately able to satisfy such obligations through amendments to those credit facilities which permitted cash collateral held by the Collateral Agent to be applied for such purpose. Finally, Mariner Health did not make the required payments with regard to the Mariner Health Term Loan and Mariner Health Senior Credit Facility at their respective January 3, 2000 maturity dates.

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

The 30-day grace period having expired without such interest being paid, an event of default exists under the Mariner Indenture. The Mariner Health Senior Subordinated Notes are classified as current obligations at December 31, 1999. Approximately $46.7 million of the Mariner Notes are owned by the Company. See "-Deficiency Note" below.

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

     The Company did not make the scheduled November 1999 interest payments due under the Deficiency Note. The terms of the Deficiency Note provide that the forbearance by the lenders under the Senior Credit Facility with respect to the failure to pay interest and certain other defaults under the Senior Credit Facility automatically bind the holder of the Deficiency Note as well. The forbearance period expired on January 14, 2000. The Deficiency Note is classified as a current obligation at December 31, 1999.

Other Significant Indebtedness

     The Company and its GranCare, Inc. subsidiary are parties to an agreement with Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under a loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of December 31, 1999.

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

     The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10 million, which may be increased or decreased under certain circumstances but may not be less than $10 million. The Company's subsidiary GranCare, Inc. must contribute additional equity to PHCMI, if and when necessary, to assure that such minimum tangible net worth test is met. PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January 2000, PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures were scheduled for February 3, 2000, but were not held as a result of the automatic stay resulting from the Chapter 11 Filings. At December 31, 1999, the Omega Note is classified as a current obligation.

     The Company, through its GranCare subsidiaries, is a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT"). HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). HRPT has an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare. The Company does not have the ability to sell these shares to meet any capital requirements. During the Fall of 1999, HRPT spun off its health care portfolio, including the facilities operated by the Tenant Entities, into a new publicly-traded company, SPTMNR Properties Trust ("SPTMNR"), which has succeeded to the interests of HRPT under the HRPT Agreements. References to HRPT herein are deemed to include SPTMNR in such capacity.

Debtor-in-Possession Financing for the Company.

     Among the orders entered by the Bankruptcy Court on the Petition Date in the Company's Chapter 11 case were orders approving on an interim basis (a) the use of cash collateral by the Company and those of its subsidiaries which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code (excluding Mariner Health and the direct and indirect subsidiaries of Mariner Health, the "Company Debtors"), and (b) the funding of up to $25.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Company DIP Financing") established pursuant to that certain Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (the "Petition Date") (as amended from time to time, the "Company DIP Credit Agreement") by and among the Company, as borrower, the other Company Debtors, as guarantors, the lenders signatory thereto as lenders (the "Company DIP Lenders"), and The Chase Manhattan Bank, as Administrative Agent, Documentation Agent and Collateral Agent (the "Company DIP Agent"). On January 28, 2000 the Bankruptcy Court approved an interim order (the "Company Interim DIP Order") to increase the approved portion of the Company DIP Financing to $50.0 million. Another hearing is scheduled on March 8, 2000 for consideration of a final order (the "Final Company DIP Order,") approving the full $100.0 million amount of the Company DIP Financing. The final hearing was adjourned until March 20, 2000, to allow additional time for the Company and certain of its creditors to resolve technical issues relating to the Company DIP Financing. As of February 16, 2000 the Company had made no borrowings under the Company DIP Credit Agreement.

     The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the initial DIP order (the "Company Initial DIP Order"), the Company Interim DIP Order or the Final DIP Order (collectively, the "Company DIP Orders"), as the case may be, or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase, plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

     The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date or, if earlier, on the Prepayment Date. The term, "Prepayment Date," was originally defined as the first business day which is at least 30 days after the entry of the Company First Day DIP Order, if the Company Final DIP Order has not been entered, but was amended to March 22, 2000 to accommodate the adjournment of the hearing on the Final Company DIP Order to March 20, 2000. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Initial DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

     The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors pursuant to the Company DIP Agreement. Under the terms of the Initial Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order, the Initial Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

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

Debtor-in-Possession Financing for Mariner Health.

     Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries (the "Mariner Health Debtors"), were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of the full $50.0 million of the Mariner Health DIP Financing (the "February 16 Mariner Health DIP Order," and together with the Mariner Health Initial DIP Order, the "Mariner Health DIP Orders").

     The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility, which is divided into two tranches - a $40.0 million tranche A commitment, and a $10.0 million tranche B commitment. The tranche B loan commitment is not activated unless and until the holders of at least 75% of the Mariner Health DIP Financing loans or commitments so approve. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the initial DIP order (the "Mariner Health Initial DIP Order") or the DIP order entered on February 16, 2000 by the Bankruptcy Court (the "February 16 Mariner Health DIP Order," and collectively with the Initial Mariner Health DIP Order, the "Mariner Health DIP Orders"), as the case may be. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors. As of February 22, 2000 $1.0 million was outstanding under the Mariner Health DIP Financing.

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

     The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date. The term, "Commitment Termination Date," is defined as the first to occur of the following: (i) the first anniversary of the Petition Date, (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors, (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization, (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing, (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder, (vi) 30 days after the Petition Date if the February 16 Mariner Health DIP Order has not been entered (which deadline is subject to extension at the discretion of the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing), or (vii) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Borrowing Base then in effect. The Mariner Health Borrowing Base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (i) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (ii) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other with such banks. Amounts prepaid pursuant to clause (i) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar-for-dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (ii) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

     Under the terms of the Mariner Health DIP Orders, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Mariner Health DIP Orders and the related cash collateral orders entered by the Bankruptcy Court. The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Mariner Health DIP Orders, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

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

     The Company periodically enters into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. Two Swap Agreements with a notional amount of $40.0 million were terminated in fiscal year 1999. The Company's one remaining Swap Agreement with a notional amount of $20.0 million was terminated effective October 27, 1999 at no cost to the Company.

NOTE 5.  Income Taxes

     The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's losses.

NOTE 6.  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, ''Earnings per Share'' (''SFAS 128''):

                                                         Three Months
                                                            Ended
                                                         December 31,
                                                      -----------------
                                                      1999         1998
                                                      ----         ----
Numerator for Basic and Diluted Loss Per Share:
 Net loss...........................................$(58,041)   $(39,023)
                                                    ========    ========
 Denominator:
   Denominator for basic loss per share-weighted
   Average shares..................................   73,695      73,277
   Effect of dilutive securities--Stock options....       --          --
                                                    ========    ========
   Denominator for diluted loss per share-adjusted
   Weighted-average shares and assumed conversions..  73,695      73,277
                                                    ========    ========
Basic and Diluted Loss Per Share:
   Net loss per common share........................ $ (0.79)  $   (0.53)
                                                    ========   =========

     The effect of dilutive securities for the three months ended December 31, 1999 and 1998, respectively, has been excluded because the effect is antidilutive as a result of the net loss for the period.

NOTE 7.  Commitments and Contingencies

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

     On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Oral Argument has been set for January 18, 2000. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly,
(S) 362 of that Code, this matter was stayed on January 18, 2000. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

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

     On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted Defendant, Donald C. Beaver's, Motion to Dismiss on December 6, 1999. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. In accordance with the Company's voluntary filing under

Chapter 11 of the United States Bankruptcy Code and more particularly, (S) 362 of that Code, this matter was stayed on January 18, 2000. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

     On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. The complaint which was unsealed, has been recently amended to add additional relators and allegations under the Federal False Claims Act. The Company has been advised that the government is evaluating its decision not to intervene with regard to the amended complaint and relators. The Company will vigorously contest the alleged claims. In addition, a three judge panel of the United States Court of Appeals for the Fifth Circuit recently held that qui tam lawsuits in which the government does not intervene are unconstitutional under the Take Care Clause of Article II of the United States Constitution. The Court declined to rule whether qui tam suits in which the government does intervene are unconstitutional. The full bench of the U.S. Court of Appeals for the Fifth Circuit agreed November 15, 1999, to review this decision. Riley v. St. Luke's Episcopal Hospital, No. 97-20948, rehearing en banc granted (5th Cir., 1999), but has since stayed hearing pending the outcome of another matter which is presently pending before the United States Supreme Court. The outcome of these cases could favorably effect this action. In response to the Notice of Stay submitted under 11 U.S.C. (S) 362, the District Court, on January 26, 2000, dismissed the plaintiffs' claims against defendants subject to reinstatement within thirty (30) days after the stay is discontinued. The Company intends to vigorously contest the alleged claims herein.

     On approximately June 8, 1999, the OIG issued a subpoena duces tecum to Mariner of Catonsville. The subpoena requests medical records pertaining to eighteen residents. The subpoena also requests other broad categories of documents. The Company has produced a substantial amount of documents responsive to the Subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

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

     On November 10, 1999, suit was filed in the United States District Court for the Western District of Tennessee against the Company and its subsidiary, National Heritage Realty, Inc. ("National Heritage") by Mid-South Healthcare Associates, L.L.C. ("Mid-South"), civil action No. 99-299-MIA. Mid-South in its complaint seeks declaratory judgment and injunctive relief related to Mid-South's contention that two leases, currently held by National Heritage, for twelve nursing home facilities in Tennessee and Mississippi expire on January 31, 2000, and Mid-South's contention that the nursing home facilities have not been maintained to the levels required by the leases. Mid-South also seeks unspecified damages. On December 16, 1999, the Company and National Heritage answered the complaint and counterclaims were asserted on behalf of National Heritage seeking a declaratory judgment that it properly exercised certain options to extend the leases for five year periods (through January 31, 2005), seeking injunctive relief to prevent interference with its right of possession and seeking damages for Mid-

South's breach of its duty of good faith and fair dealing. The dispute involves the interpretation of language in certain lease amendments and whether or not Mid-South, by failing to renew certain ground leases upon which three of the twelve leased facilities are built, can unilaterally extinguish National Heritage's options to extend the leases for an additional five year term.

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

     On approximately January 20, 2000, the OIG issued subpoenas duces tecum to Mariner Post-Acute Network, Inc. and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

NOTE 8. Segment Information

     The following tables exhibit the segment reporting of the Company for the three months ended December 31, 1999 and 1998 (in thousands):

                                       Inpatient
                                        Nursing                                     Therapy
                                         Home         Pharmacy         All         (Segment
            1999                       Services       Services        Other       Disposed Of)    Total
            ----                       ---------      --------     -----------   -------------  ---------
Revenues from external customers...... $442,985      $ 65,843      $ 27,151      $      --      $  535,979
Intersegment revenues.................       --        13,341            71             --          13,412
Segment net income (loss).............   33,732        (2,711)         (109)          (948)         29,964
Segment total assets..................  743,526       104,280       154,610         30,277       1,032,693

                                       Inpatient
                                        Nursing                                     Therapy
                                         Home         Pharmacy         All         (Segment
            1998                       Services       Services        Other       Disposed Of)    Total
            ----                       ---------      --------     -----------   -------------  ---------
Revenues from external customers...... $485,420      $77,736       $31,380       $75,098        $669,634
Intersegment revenues.................       --        9,891         2,576        40,321          52,788
Segment net income (loss).............   24,235        7,119         2,215          (641)         32,928

     The following tables reconcile the Company's segment reporting to the totals on the Company's consolidated financial statements for the three months ended December 31, 1999 and 1998 (in thousands):

                                                     Three Months Ended
                                                         December 31,
                                                  -----------------------
                                                     1998          1998
                                                   ----------   ---------
Revenues:
External revenues for reportable segments.......... $ 535,979    $ 669,634
Intersegment revenues for reportable segments......    13,412       52,788
Corporate overhead.................................     1,227        3,046
Elimination of intersegment revenue................   (13,412)     (52,788)
                                                    ---------    ---------
Consolidated revenues.............................. $ 537,206    $ 672,680
                                                    =========    =========

Net income (loss):
Net income for reportable segments................. $  29,964    $  32,928
Corporate overhead.................................   (88,005)     (71,951)
                                                    ---------    ---------
Consolidated net income (loss)..................... $ (58,041)   $ (39,023)
                                                    =========    =========


                                                  December 31,
                                                  ------------
                                                     1999
                                                  ------------
Assets:
Assets for reportable segments..................  $ 1,032,693
Corporate overhead assets.......................    1,506,442
Elimination of intersegment assets..............   (1,272,887)
                                                  -----------
Consolidated assets.............................  $ 1,266,248
                                                  ===========

NOTE 9.  Subsequent Events

     On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the Bankruptcy Code"). While this action will likely constitute a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 and its implementation, which reduced the Company's Medicare reimbursement rate by approximately $115 per resident per day.

     As discussed in Notes 2 and 4, in connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession financing from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank.


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

     On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions (the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Title 11 of the United States Code,
11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action will likely constitute a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 ("Balanced Budget Act") and its implementation, which reduced the Company's

Medicare reimbursement rate by approximately $115 per resident, per day, and had a substantial negative effect on its ancillary businesses.

     In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings"). For a description of the principal terms of the DIP Financings, see "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources." After having given interim approval to the Company DIP Financing and the Mariner Health DIP Financing, the Bankruptcy Court held final hearings on those financings on February 16, 2000, and thereafter entered orders granting final approval on the Mariner Health DIP Financing in its full amounts, but adjourned the final hearing on the Company DIP Financing until March 20, 2000, to allow time for the Company and certain of its creditors to resolve technical issues pertaining to the Financing.

     On January 28, 2000 the Office of the United States Trustee appointed an official committee to represent the unsecured creditors in connection with the Chapter 11 Filings.


General

     The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled-nursing facilities. As of December 31, 1999, the Company's significant operations consist of (i) over 400 inpatient and assisted living facilities containing approximately 47,000 beds, (ii) 37 institutional pharmacies servicing more than 1,000 long term care centers and (iii) 14 long-term acute care hospitals ("LTACs") with approximately 700 licensed beds. In addition, the Company has limited home health, physician management and hospital contract management operations, the majority of which the Company plans to exit in the near future. The Company operates in 29 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

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

     The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The Company's percentage of total net patient revenues derived from Medicare and Medicaid programs were 24.4% and 50.1%, respectively, for the quarter ended December 31, 1999. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. Private payors accounted for 25.5% of the Company's total net patient revenues for the quarter ended December 31, 1999.

     The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities (see "--Results of Operations"). The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. Beginning July 1, 1998, the Company's facilities began to be phased into the PPS System under which nursing home providers are paid a fixed per diem rate for Medicare patients based on their acuity level. Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "--Liquidity and Capital Resources." As part of the bankruptcy process the Company, Mariner Health and their subsidiaries are engaged in discussions with the HealthCare Financing Administration ("HCFA") to potentially settle some or all matters related to historical cost reimbursement. It is not possible to estimate as yet whether this process will result in material differences of amounts already recorded or the effects on future cash flows.

Results of Operations

     Revenues from nursing home operations accounted for $467.9 million of the Company's $537.2 million total revenues for the three months ended December 31, 1999. Nursing home revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix in the Company's long-term care facilities. Weighted average occupancy, as identified in the following table decreased by 1.2% over the comparable period from 1998 to 1999.


                                                  Three Months
                                               Ended December 31,
                                               -------------------
                                                 1999      1998
                                               --------   -------
       Weighted average licensed bed count     47,189     48,169
       Weighted average number of residents    39,973     41,385
       Weighted average occupancy                84.7%      85.9%

     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenues from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years and the Company's infrastructure is preparing for more managed care contracting. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the Prospective Payment System ("PPS") for the Medicare system and fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the old payment methodology. These Medicare charges drove the Company's decision to terminate its contracts to provide therapy services during the third fiscal quarter of 1999 and to liquidate that line of business. In June of 1999 the Company's nursing homes were able to internally employ therapists to provide services which were previously contracted. See "Liquidity and Capital Resources". The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated.


                                                 Three Months
                                               Ended December 31,
                                              -------------------
                                                1999       1998
                                              --------    -------
       Private and other                      25.5%       32.2%
       Medicare                               24.4%       27.3%
       Medicaid                               50.1%       40.5%

     The combined mix of private/other and Medicare revenue was 49.9% for the three months ended December 31, 1999 as compared to 59.5% for the same period in 1998. The net revenues from the non-nursing home operations are primarily reimbursed by facility providers which are considered private pay sources. The impact of decreased therapy revenue resulting from the Company exiting the business of providing therapy services to unaffiliated third parties has decreased the percentage of private revenue for the Company. As of June 30, 1999, all of the Company's nursing homes had converted to PPS based Medicare payments which has influenced the comparison of revenue mix between the three month periods ended December 31, 1998 and 1999. See "Liquidity and Capital Resources".

     The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. Beginning July 1, 1998, the Company's facilities began to be phased into the PPS System under which nursing home providers are paid a fixed per diem rate for Medicare patients based on their acuity level. Under PPS, the Company is not required to file cost reports and the audit and settlement process is eliminated. See "Liquidity and Capital Resources".

     Costs and expenses, excluding depreciation, amortization and indirect merger and other expenses, primarily consists of salaries, wages, and employment benefits. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business. Insurance expense includes the costs of the various insurance programs such as automobile, general and professional liability and workers' compensation.

 Seasonality

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.

First Quarter of Fiscal 2000 Compared to First Quarter of Fiscal 1999

     Net revenues comprising nursing home and non-nursing home operations totaled $537.2 million for the quarter ended December 31, 1999, a decrease of $135.5 or 20.2%, as compared to the same period for fiscal 1999. Nursing home operations accounted for $38.6 million of the revenue decrease mainly as a result of implementing the Prospective Payment System ("PPS") beginning
July 1, 1998, causing significantly reduced Medicare revenues. Also a decline in average census, and facilities being closed or divested during the past year contributed to the revenue decrease.

     Non-nursing home operations revenues decreased by $96.9 million consisting of $85.0 million as a result of the termination of all contracts to provide therapy services to unrelated third parties effective May 31, 1999 and the divestiture or closure of the Company's outpatient rehabilitation clinics, hospital rehabilitation management contract business, and substantially all home health operations. In addition there was a $11.9 million revenue decrease for pharmacy services compared to the same period for fiscal 1999. The pharmacy revenue decrease was also influenced significantly by the implementation of PPS by the external customer base starting in July 1998. The inability of the pharmacy business to reduce expenses to match the revenue decline has caused a decline in net income resulting from the pharmacy business.

     Costs and expenses excluding depreciation and amortization expenses and indirect merger and other expenses totaled $524.1 million for the quarter ended December 31, 1999, a decrease of $109.6 million or 17.3 % as compared to the same period for fiscal 1999. The decrease was primarily the result of costs for payroll and employee benefits which decreased by $17.6 million, while ancillary expenses decreased by $ 62.9 million. The decrease in these two cost categories was primarily attributable to the Company exiting the unrelated third party therapy services, the clinic and hospital rehabilitation and home health services businesses. Provision for bad debts totaled $8.4 million, a decrease of $28.1 million or 77.0% for the quarter ended December 31, 1999. The decrease is attributed to a charge of approximately $24.3 million in the quarter ended December 31, 1998 to increase the reserve of the Mariner Health subsidiary receivables.

     For the three months ended December 31, 1999, depreciation and amortization costs were $10.8 million a decrease of $19.8 million from the prior year quarter ended December 31,1998. This decrease was principally the result of the Company recording an impairment charge of $995.9 million in the fourth quarter of fiscal year 1999.

     For the three months ended December 31, 1999, indirect merger and other costs total approximately $8.0 million and include approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness, approximately $1.8 million of costs incurred and paid related to the Mariner Health Merger and $0.7 million of other expenses.

     For the three months ended December 31, 1999, interest expense totaled approximately $57.2 million, an increase of $10.5 million or 22%. This increase was principally the result of incurring default rates on the Company's indebtedness.

The Year 2000 Issue

     Year 2000 ("Y2K") issues or problems observed within the Company were minimal. No problems were seen in patient equipment, life safety systems, information technology infrastructure or utilities. Problems seen included isolated issues with phone and voice mail systems and minor discrepancies with business applications which were repaired within hours of identification. No Y2K related supply issues have been observed and there is no evidence to date of payor or fiscal intermediary issues.

     Exclusive of expenditures relating to the conversion of corporate financial, payroll and human resource systems, approximately $6.9 million was spent to remedy potential problems associated with Y2K issues.

     The Company believes that the principal risk for the Company from Y2K issues is from the potential for delay in the receipt of payments from third-party payors. Currently, the Company's primary source of liquidity is the DIP Financings. If the amounts available under the DIP Financings become exhausted or unavailable, the Company will have minimal access to credit facilities and its operating resources would be limited to invested cash, working capital and proceeds from asset sales not required to be applied to satisfy obligations under the plan of reorganization to be approved in connection with the Company's Chapter 11 Filings. Given the Company's current and future liquidity sources, a delay in receipts from third-party payors could have a material adverse effect on the Company's financial condition and results of operations.

Liquidity and Capital Resources of the Company

     Cash and cash equivalents were $77.0 million at December 31, 1999. Working capital, at December 31, 1999, was a deficit of approximately $2.0 million, primarily due to continuing defaults which required substantially all of the Company's debt to be reflected as current obligations, and is consistent with the working capital deficit at September 30, 1999. (See Note 2 and 4 to the Condensed Consolidated Financial Statements.) Cash used in operating activities was $7.2 million in the three months ended December 31, 1999, as compared to $37.8 million used in operating activities for the three months ended December 31, 1998. Receivables increased by $13.6 million, primarily as a result of increased revenues during the three months ended December 31, 1999 as compared to the three months ended September 30, 1999. Prepayments and other current assets increased by $3.2 million, primarily as a result of additional cash pre-payments on insurance and other expenses. Accrued expenses and other current liabilities increased by $57.0 million, primarily as a result of the nonpayment of interest on the senior credit facilities and subordinated debt during the three months ended December 31, 1999.

     Cash provided by investing activities was $9.9 million in the three months ended December 31, 1999, as compared to $10.7 million used in investing activities for the three months ended December 31, 1998. Investing activities included the use of $6.8 million related to capital expenditures.

     Cash provided by financing activities was $2.4 million in the three months ended December 31, 1999, as compared to $50.6 million for the three months ended December 31, 1998. Cash provided by financing activities included $12.7 million in net draws under the Company's credit line, principal repayments of $10.3 million.

     The primary source of revenues for the Company are the State Medicaid programs and federal Medicare program. The Company receives payment for nursing facility services based on rates that are set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and after, the federal Medicare program converted to PPS for skilled nursing facility services. As of December 31, 1999 all of the Company's skilled nursing facilities are reimbursed under PPS. The prospective payment system provides acuity-based rates that are established at the beginning of the Medicare reporting year. Under PPS, claims are filed monthly and clean claims are paid 14 days after submission.

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

     PPS has had a material adverse effect on the Company's financial condition. While the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See "Business--Regulation" and "--Healthcare Regulatory Matters."

     PPS reduced the cash flows of pharmacy's and therapy's customers which resulted in an increased aging and uncollectable accounts in both pharmacy's and therapy's accounts receivable. In addition, the Company's accounts receivable continued to deteriorate during the three months ended December 31, 1999 due to the multiple complexities involved with the change to Medicare PPS billing. The Company's facilities were phased into PPS based upon their cost report years (approximately 20 facilities during the fourth quarter of 1998; approximately 115 facilities during the first quarter of 1999; approximately 135 facilities during the second quarter of 1999; and approximately 85 facilities during the third quarter of 1999). At December 31, 1999, all facilities were being paid by Medicare under PPS, and as such, revenue recorded for the prior three months consists of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex and its implementation is resource intensive. The claims amendment process lacks procedures and the coordination of certain policies. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

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

     In the third quarter of fiscal 1999, Mariner Health received revised Notices of Program Reimbursement ("NPRs") for certain of the cost reports on approximately 50 of its facilities that require Mariner Health to repay approximately $15.9 million to the Medicare program. On July 20, 1999, Mariner Health reached agreement with HCFA to extend repayment of the $15.9 million net liabilities resulting from the issuance of the revised NPRs. The extended repayment plan requires payment of $1.8 million per month from July through December 1999, and $1.5 million per month from January through May 2000. At December 31, 1999, the Company had made approximately $10.8 million in payments under the extended repayment plan. The current intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining 1997 facility cost reports during fiscal year 2000. Should the revised NPRs result in a substantial repayment requirement, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time. The Company is vigorously disputing the intermediaries' overpayment determinations through the appeal process; however, a favorable outcome cannot be assured at this time.

     In addition to the related party adjustments and cost report settlements discussed above, any plan of reorganization confirmed by the Bankruptcy Court in connection with the Company's Chapter 11 Filings will affect the Company's liquidity in the future and could have a material adverse effect on the Company.

     Mariner Health did not make the October 1, 1999 interest payment on the Mariner Notes (defined below, see "- Mariner Health Senior Subordinated Notes"), and the Company did not make the November 1, 1999 interest payment on the Senior Subordinated Notes (defined below, see "- Senior Subordinated Notes"), did not pay November, December or January rent under the Synthetic Lease (defined below, see "- Other Factors Affecting Liquidity and Capital Resources"), and did not make or any principal or interest payments on the Senior Credit Facility coming due after November 1, 1999 (defined below, see "- Senior Credit Facility"). Also, the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility (defined below, see "- Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility") matured on January 3, 2000, and Mariner Health did not make the required payments in connection with those obligations. The inability of the Company and Mariner Health to service or restructure their respective debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by creditors with regard to any defaults under the prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 Filings.

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

     In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the Mariner Merger. The proceeds of the $75.0 million increase in the Tranche A Credit Facility and of certain Revolving Credit Loans were used to pay various costs and expenses incurred in connection with the Mariner Merger. As of December 31, 1999, there was $168.7 million borrowed under the Revolving Credit Facility and approximately $5.5 million in letters of credit outstanding.

     The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries.

     Principal amounts outstanding under the Revolving Credit Facility were originally due and payable in April 2005. The Term Loans are amortized in quarterly installments which increase over the term of those loans. (see Note 4 to the Condensed Consolidated Financial Statements). Interest on outstanding borrowings under the Senior Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of The Chase Manhattan Bank ("Chase") or at a reserve-adjusted Eurodollar Rate (the "Eurodollar Rate"), plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio (see Note 4 to the Condensed Consolidated Financial Statements).

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

     The covenants contained in the Senior Credit Facility, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to dispose of assets, repay other indebtedness or amend other debt instruments, pay dividends, make investments, and make acquisitions. The Company received the consent of the requisite lenders under the Senior Credit Facility to permit the Mariner Merger and certain covenants in the Senior Credit Facility were modified to accommodate the Mariner Merger. By amendment effective December 22, 1998, certain of the Senior Credit Facility's financial and operating covenants were amended to provide the Company with additional flexibility, in return for which the Applicable Margins were increased. (See
Note 4 to the Condensed Consolidated Financial Statements.)

     In May 1999, the Senior Credit Facility was further amended in order to waive non-compliance by the Company with certain financial covenants as of March 31, 1999, to increase loan pricing (see Note 4 to the Condensed Consolidated Financial Statements) and, among other things, (i) to prohibit acquisitions,
(ii) to eliminate the Company's ability to defer mandatory prepayments with the proceeds from asset sales and other transactions by reinvesting such proceeds in other capital assets, and (iii) to restrict the Company's right to sell assets without administrative agent or lender approval, incur capital expenditures other than for maintenance and repair purposes, or make investments in Mariner Health and the Mariner Health subsidiaries.

     As of June 30, 1999, and again as of September 30, 1999 and December 31, 1999, the Company was in violation of certain of these financial covenants and as a result has not been able to make additional borrowings under the Senior Credit Facility. The Company was unable to obtain waivers of the June 30, 1999, September 30, 1999 or December 31, 1999 financial covenant defaults under the Senior Credit Facility. In addition, in order to conserve its liquidity and facilitate a restructuring of its indebtedness and other obligations, the Company did not made the interest payments due on the Senior Credit Facility after October, 1999. The lenders under the Senior Credit Facility signed a forbearance agreement, pursuant to which they temporarily agreed (but without waiving any events of default) not to take any remedial action with respect to such events of default (including acceleration of their debt), subject to no new events of default occurring. The forbearance agreement expired by its terms. However, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the Senior Credit Facility, except as otherwise may be determined by the Bankruptcy Court.

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

     Other Significant Indebtedness and Commitments. The Company, through various of its GranCare subsidiaries, is a party to various agreements (collectively, the "HRPT Agreements") between GranCare and Health and Retirement Properties Trust ("HRPT"). HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). In connection with obtaining HRPT's consent to the Apollo/LCA/GranCare Mergers, GranCare and HRPT executed a Restructure and Asset Exchange Agreement dated October 31, 1997 pursuant to which HRPT and GranCare restructured their relationship (the "HRPT/GranCare Restructuring"). As a part of the HRPT/GranCare Restructuring, HRPT consented to the consummation of the Apollo/LCA/GranCare Mergers and the transactions related thereto, and HRPT has an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare. The Company does not have the ability to sell these shares to meet any capital requirements. During the Fall of 1999, HRPT spun off its health care portfolio, including the Facilities operated by the Tenant Entities into a publicly traded company, SPTMNR Properties Trust ("SPTMNR"), which succeeded to the interests of HRPT under the HRPT Agreements. References to HRPT herein are deemed to include SPTMNR in such capacity. Unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by HRPT with regard to any defaults that may exist under the HRPT Agreements.

     In connection with the GranCare Merger, the Company and its GranCare subsidiary became parties to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of December 31, 1999.

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

     Subsequent to September 30, 1999, PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January, 2000 PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures were scheduled for February 3, 2000; however, unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by Omega with regard to any defaults that may exist under the Omega Loan Documents.

     Debtor-in-Possession Financing for the Company. Among the orders entered by the Bankruptcy Court on the Petition Date in the Company's Chapter 11 case were orders approving on an interim basis (i) the use of cash collateral by the Company and those of its subsidiaries which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code (excluding Mariner Health and the direct and indirect subsidiaries of Mariner Health, the "Company Debtors"), and (ii) the funding of up to $25.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Company DIP Financing") established pursuant to that certain Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (the "Petition Date") (as amended from time to time, the "Company DIP Credit Agreement") by and among the Company, as borrower, the other Company Debtors, as guarantors, the lenders signatory thereto as lenders (the "Company DIP Lenders"), and The Chase Manhattan Bank, as Administrative Agent, Documentation Agent and Collateral Agent

(the "Company DIP Agent"). Following a hearing on January 28, 2000, the Bankruptcy Court entered an interim order (the "Company Interim DIP Order") to increase the approved portion of the Company DIP Financing to $50.0 million, and scheduled a final hearing on February 16, 2000, for consideration of a final order (the "Final Company DIP Order") approving the full $100.0 million amount of the Company DIP Financing. The final hearing, however, was adjourned to March 20, 2000, to allow the Company and certain of its creditors to resolve technical issues related to the Financing.

     The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the initial DIP order (the "Company Initial DIP Order"), the Company Interim DIP Order or the Final Company DIP Order (collectively, the "Company DIP Orders"), as the case may be, or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase, plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum. As of February 16, 2000, no borrowings were outstanding under the Company DIP Financing.

     The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date or, if earlier, on the Prepayment Date. The term, "Prepayment Date," was originally defined as the first business day which is at least 30 days after the entry of the Company Initial DIP Order, if the Final Company DIP Order has not been entered, but was amended to March 22, 2000, to accommodate the adjournment of a hearing on the Final Company DIP Order. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Company DIP Orders, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

     The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors pursuant to the Company DIP Agreement. Under the terms of the Company DIP Orders, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Company DIP Orders and the related cash collateral orders entered by the Bankruptcy Court (the "Company Cash Collateral Orders"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Company DIP Orders, the Company Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

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

     As of December 31, 1999, approximately $233.8 million of loans and $8.1 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $192.4 million of the Mariner Health Term Loan was outstanding.

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

     Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999, and again as of June 30, 1999, September 30, 1999 and December 31, 1999. Mariner Health was unable to obtain a waiver of such financial covenant defaults from the Mariner Agent, the Mariner Health Lenders and the Term Lenders. Mariner Health failed to make its October 1, 1999 interest payments due on the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility within the applicable grace period, although it subsequently made such payment with cash collateral previously delivered to the collateral agent for the Mariner Health Lenders, pursuant to amendments to the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility. Finally, Mariner Health did not repay the Mariner Health Term Loan and Mariner Health Senior Credit Facility when they matured by their terms on January 3, 2000. As a result, events of default exist with respect to both the Mariner Health Term Loan and the Mariner Health Senior Credit Facility. However, the automatic stay protection afforded by the Chapter 11 Filings by the Mariner Health Debtors (defined below, see "Debtor-in-Possession Financing for Mariner Health") prevents any action from being taken by the Mariner Health Lenders and the Term Lenders with regard to any such events of default unless otherwise determined by the Bankruptcy Court.

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

     As a consequence of the Mariner Merger and the resulting change of control at Mariner Health, the holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase") at a purchase price equal to 101% of the outstanding principal amount of the

Mariner Notes purchased. Effective on September 11, 1998, Mariner Health and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner Health to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated NationsBank, N.A. (n/k/a Bank of America, N.A., and herein referred to as "Bank of America") as a third-party purchaser, and on September 21, 1998 Bank of America acquired all $40.7 million of the Mariner Notes tendered in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, Bank of America required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty. See "Quantitative and Qualitative Disclosures about Market Risk." The Company's obligations under the Total Return Swap are guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health. During the three months ended December 31, 1998, an additional $6.0 million of the Mariner Notes were acquired by Bank of America and made a part of the Total Return Swap.

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

     Debtor-in-Possession Financing for Mariner Health. Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries (the "Mariner Health Debtors"), were (a) an order (the "Initial Mariner Health Cash Collateral Order") approving the use of cash collateral by the Mariner Health Debtors, and (b) an order (the "Initial Mariner Health DIP Order") approving the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000, the Bankruptcy Court entered the February 16 Mariner Health DIP Order granting the full $50.0 million of the Mariner Health DIP Financing.

     The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility, which is divided into two tranches - a $40.0 million tranche A commitment, and a $10.0 million tranche B commitment. The tranche B loan commitment is not activated unless and until the holders of at least 75% of the Mariner Health DIP Financing loans or commitments so approve. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the February 16 Mariner Health DIP Order (and collectively with the Initial Mariner Health DIP Order, the "Mariner Health DIP Orders"). Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors. As of February 22, 2000, approximately $1.0 million was outstanding under the Mariner Health DIP Financing.

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

     The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date. The term, "Commitment Termination Date," is defined as the first to occur of the following: (i) January 19, 2001, (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors, (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization, (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing, (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder, (vi) 30 days after the Petition Date if the February 16 Mariner Health DIP Order has not been entered (which deadline is subject to extension at the discretion of the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing), or (vii) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Borrowing Base then in effect. The Mariner Health Borrowing Base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar-for-dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

     Under the terms of the Mariner Health DIP Orders, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Health Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Mariner Health DIP Orders and the related cash collateral orders entered by the Bankruptcy Court (the "Mariner Health Cash Collateral Orders"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Mariner Health DIP Orders, the Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

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

     Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the Company Debtors, but does contemplate weekly overhead payments to the Company equal to 1.25% of projected net inpatient revenues for the then-current month, subject to a monthly "true-up," such that the payments for such month equal 5% of actual net inpatient revenues of the Mariner Health Debtors. Such payments may be suspended by the Mariner Health Debtors if certain defaults specified in the Mariner Health DIP Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

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

     Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total estimated rent obligations for fiscal year 2000 are approximately $90 million, of which approximately $22.7 million was paid in the three months ended December 31, 1999. In connection with its review of its portfolio of facilities, the Company anticipates divesting itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations and Year 2000 compliance. The Company estimates that total capital expenditures for the year ending September 30, 2000 will be approximately $38 million, of which approximately $11.9 million was paid in the three months ended December 31, 1999.

     The Company has a lease arrangement, originally providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program historically has allowed the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At December 31, 1999, approximately $66.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease under GAAP. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million. At June 30, 1999, September 30, 1999 and December 31, 1999, the Company was in violation of certain of these financial covenants and ceased making rent payments under the Synthetic Lease in November 1999. Notwithstanding the expiration of the temporary forbearance by the lessor and its lenders against exercising remedies with respect to such events of default, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with respect to any defaults that may existing under the Synthetic Lease. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities. FBTC Leasing Corp., the Company and the Agent for the Synthetic Lenders signed and filed a stipulation agreeing that the Synthetic Lease transaction will be treated as a secured financing rather than a true lease for purposes of the reorganization of the Company Debtors.

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

     By letter dated June 1999, the Company received a 90-day cancellation notice from its former general and professional liability ("GL/PL") carrier. In June, the Company binded a replacement GL/PL policy, effective July 31, 1999, which resulted in a $4.4 million increase in annual premium and elimination of the Royal policy's aggregate retention limit under the former policy. The elimination of the aggregate retention limit is expected to increase the actuarial cost of general and professional liability claims by approximately $42.6 million in fiscal year 2000. This increased exposure will have a delayed negative effect on operating cash flow as claims develop over the next several years. See "Business - Insurance." The Company is examining its alternatives with respect to its former insurer.

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

     The Mariner Health DIP Credit Agreement also limits the ability of the Mariner Debtors from engaging in affiliate transactions and making restricted payments, specifically including payments to the Company Debtor. However, the Mariner Health DIP Credit Agreement permits, among other things, weekly overhead payments to the Company (see "- Mariner Health Debtor-in-Possession Financing" above), the purchase of pharmaceutical goods and services from certain Company Debtors, the allocation to, and payment by, the Mariner Health Debtors of their share of certain taxes, insurance obligations and employee benefit obligations paid for and administered on a consolidated basis by the Company, and certain ordinary course transactions which are on terms no less favorable to the subject Mariner Health Debtors than the terms obtainable from a non-affiliate, and for which the approval of the requisite Mariner Health DIP Lenders and the Bankruptcy Court have been obtained.

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

     There can be no assurance that the amounts available to the Mariner Health Debtors from the Mariner Health DIP Financing and cash collateral will be sufficient to fund the operations of the Mariner Health Debtors until such time as the Mariner Health Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court. Furthermore, the Company and the Mariner Health Debtors are unable to predict whether the Mariner Health Debtors will have sufficient cash flow generated from their operations and cash on hand to fund their working capital needs, anticipated capital expenditures, rent, debt service requirements and other operating expenses in the event the amounts available under the Mariner Health DIP Financing are exhausted prior to obtaining confirmation of a plan of reorganization. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Mariner Health Debtors will allow the Mariner Health Debtors to operate profitably under PPS or give the Mariner Health Debtors sufficient liquidity to meet their operational needs. The ability of the Mariner Health Debtors to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Mariner Health Debtors.

     Due to the existence of financial covenant defaults under the Senior Credit Facility as of June 30, 1999, September 30, 1999 and December 31, 1999, and the payment defaults referred to above, the Company has not been able to satisfy the borrowing conditions under the Revolving Credit Facility. Under the terms of the Company DIP Orders and the Company DIP Financing, up to $50.0 million (subject to increase to $100.0 million upon entry of the Final Company DIP Order) is available to fund the Company operations of the Company Debtors, subject to satisfaction of the conditions set forth in the documents pertaining to the Company DIP Financing, including borrowing base requirements.

     The revolving loan commitment under the Mariner Health Senior Credit Facility terminated, and the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility matured on January 3, 2000. Under the terms of the Mariner Health DIP Orders and the Mariner Health DIP Financing, up to $40.0 million is available under the tranche A loan commitment to fund Mariner Health's operations, subject to increase to $50 million if, as and when the tranche B loan commitment is activated up supermajority vote of the Mariner Health DIP Lenders (i.e., holders of 75% or more of the outstanding credit exposure under the Mariner Health DIP Credit Agreement) and upon satisfaction of the conditions set forth in the documents pertaining to the Mariner Health DIP Financing, including borrowing base requirements. No assurance can be given regarding the timing or likelihood that the Bankruptcy Court will approve the February 16 Mariner Health DIP Order, or the terms on which such approval may be conditioned.

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


Cautionary Statements

     Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contains information concerning the Company's plan to restructure its debt obligations and other financial commitments; and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" contains information concerning management's belief regarding the impact of the Year 2000 issue. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company has in the past entered into interest rate swap agreements (the "Swap Agreements") to manage interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. On August 13, 1999, two Swap Agreements, each with a notional amount of $20 million, were terminated at a loss to the Company of $100,000. The Company's one remaining Swap Agreement with a notional amount of $20.0 million was terminated effective October 27, 1999 at no cost to the Company.

     In September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes, subsequently amended to $46.5 million face amount of Mariner Notes (the "Total Return Swap Agreement"). The Total Return Swap Agreement was restructured in August 1999 resulting in capital depreciation payable by the Company of approximately $46.5 million, of which amount $20.0 million was satisfied from collateral previously provided by Mariner Health and the balance of which has been incorporated into a promissory note. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Mariner Health Senior Subordinated Notes." Accordingly, as of December 31, 1999, the Company did not have any Swap Agreements outstanding.

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

     From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, other than as set forth below, there have been no material developments in the litigation matters set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. As a result of the Chapter 11 Filings, all matters described in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 were stayed on January 18, 2000.

     On approximately January 20, 2000, the OIG issued subpoenas duces tecum to Mariner Post-Acute Network, Inc. and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Certain Securities

     The Company made the Chapter 11 Filings on January 18, 2000. As a result of the Chapter 11 Filings, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to January 18, 2000, including, among others, the Senior Credit Facility, the Senior Subordinated Notes, the Mariner Health Senior Credit Facility, the Mariner Health Term Loan Facility and the Mariner Health Senior Subordinated Notes until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 Filings is set forth elsewhere in this Form 10-Q, including Notes 2 and 4 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     From November 4, 1997 through July 1, 1998, the Company's common stock was traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "PGN." On August 1, 1998, the Company's symbol on the NYSE was changed to "MPN." On November 2, 1999, trading in the Company's common stock was suspended on the NYSE and the common stock commenced trading on the OTCBB under the symbol "MPAN."

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

      10.1 Interim Order Authorizing Debtors to Obtain Post-Petition Financing Pursuant to 11 U.S.C. (S)(S) 105, 361, 362, 363,
               364(c)(1), 364(c)(2), 364(c)(3) and 364(d)(1), and to Utilize
               Cash Collateral Pursuant to 11 U.S.C. (S) 363 and Granting Adequate Protection to Pre-Petition Secured Parties

      10.2 Stipulation re: Disposition of "Objection by SouthTrust Bank, National Association, to Debtors' Motion for Order Authorizing Postpetition Financing and Authorizing Debtors' Use of Cash Collateral; and Order Thereon

      10.3 Final Order (i) Authorizing Postpetition Financing Pursuant to 11 U.S.C. (S) 364, (ii) Granting Senior Liens and Superiority Administrative Expense Claim Status Pursuant to 11 U.S.C. (S)(S) 105, 364, 503(b) and 507, (iii) Authorizing Use of Cash Collateral Pursuant to 11 U.S.C. (S) 363, and (iv) Granting Adequate Protection Pursuant to 11 U.S.C. (S)(S) 363 and 364

      27       Financial Data Schedule


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

                                        MARINER POST-ACUTE NETWORK, INC.
                                        (Registrant)

                                        By:  /s/ George D. Morgan
                                             -------------------------------
                                             George D. Morgan
                                             Executive Vice President,
                                             Chief Financial Officer

                                        By:  /s/ William C. Straub
                                             --------------------------------
                                             Vice President, Controller, and
                                             Chief Accounting Officer



Date: February 22, 2000