Form 10-Q
period 2000-03-31
MARINER POST ACUTE NETWORK INC
filed 2000-05-15
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of May 12, 2000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_| N/A |X| (Due to the recent nature of the filings made by the registrant and its subsidiaries under Chapter 11 of the Bankruptcy Code, no plan of reorganization has been confirmed by a bankruptcy court.)

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION


    Item 1.  Condensed Consolidated Financial Statements                       1

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              23

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk        44


PART II - OTHER INFORMATION


    Item 1.  Legal Proceedings                                                45

    Item 2.  Changes in Securities and Use of Proceeds                        45

    Item 3.  Defaults Upon Certain Securities                                 45

    Item 4.  Submission of Matters to a Vote of Security Holders              45

    Item 5.  Other Information                                                45

    Item 6.  Exhibits and Reports on Form 8-K                                 46

    SIGNATURE PAGE                                                            47

PART 1   FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                       THREE MONTHS                        SIX MONTHS
                                                      ENDED MARCH 31,                     ENDED MARCH 31,
                                               ---------------------------         ------------------------------
                                                  2000            1999                2000            1999
                                               -----------     -----------         ------------    --------------
Net revenues                                   $ 541,514       $  614,710          $ 1,078,720     $  1,287,390

Costs and expenses:
    Salaries and wages                           256,350          261,715              514,090          538,387
    Employee benefits                             56,544           62,185              112,751          110,287
    Nursing, dietary and other supplies           31,427           30,528               64,848           63,880
    Ancillary services                            65,941          103,663              130,587          231,183
    General and administrative                    56,736           68,437              117,347          133,578
    Insurance expense                             23,681           13,482               43,145           32,908
    Rent                                          23,586           26,723               46,275           53,719
    Depreciation and amortization                 14,807           32,525               25,637           63,109
    Provision for bad debts                        6,695           42,139               15,095           78,623
    Indirect merger and other expenses               416            5,099                8,411            7,114
    Loss (gain) on disposal of assets               (793)              --                  130               --
                                               -----------     -----------         ------------    --------------
                                                 535,390          646,496            1,078,316        1,312,788
                                               -----------     -----------         ------------    --------------
Operating income (loss)                            6,124          (31,786)                 404          (25,398)

Interest expense, net   (Contractual interest
     for the three and six months ended
      March 31, 2000 was $62,093 and
     $119,336, respectively)                       6,903           46,927               60,014           91,213
                                               -----------     -----------         ------------    --------------

Loss before reorganization items,
     income taxes and minority interest             (779)         (78,713)             (59,610)        (116,611)

Reorganization items                              12,437               --               12,437               --
                                               -----------     -----------         ------------    --------------
Loss before income taxes and minority interest   (13,216)         (78,713)             (72,047)        (116,611)

Provision for income taxes                            --              500                   --            1,000
                                               -----------     -----------         ------------    --------------
Loss before minority interest                    (13,216)         (79,213)             (72,047)        (117,611)

Minority interest                                (1,013)              460                 (223)            (165)
                                               -----------     -----------         ------------    --------------
Net loss                                       $ (14,229)      $  (78,753)         $   (72,270)    $   (117,776)
                                               ===========     ===========         ============    ==============

Loss per share - basic and diluted             $   (0.19)      $    (1.07)         $     (0.98)    $      (1.61)
                                               ===========     ===========         ============    ==============

   The accompanying notes are an integral part of these financial statements

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                  (unaudited)

                                                                                    March 31,      September 30,
                                                                                      2000            1999
                                                                                   -----------     -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $  128,024       $  71,817
    Receivables, net of allowances of $94,796 and $87,066                             324,420         307,571
    Notes receivable, net                                                               3,358           3,259
    Supplies                                                                           20,607          22,866
    Prepaid and other current assets                                                   39,361          36,143
                                                                                   ----------       ---------
       Total current assets                                                           515,770         441,656

Property and equipment, net of accumulated depreciation of $350,249 and $333,708      458,598         459,553
Goodwill, net                                                                         238,866         247,353
Restricted investments                                                                 51,409          69,188
Other assets, net                                                                      21,957          57,221
                                                                                   ----------      ----------
                                                                                   $1,286,600      $1,274,971
                                                                                   ==========      ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable and current maturities of long-term debt                         $       --      $2,028,226
    Accounts payable                                                                   81,658         134,829
    Accrued compensation                                                              139,691         111,395
    Other current liabilities                                                          83,362         113,121
                                                                                   ----------      ----------
       Total current liabilities                                                      304,711       2,387,571

Liabilities subject to compromise                                                   2,360,252              --
Long-term debt, net                                                                        --         113,618
Long-term insurance reserves                                                           29,425          80,899
Other liabilities                                                                      50,681          78,902
                                                                                   ----------      ----------
       Total liabilities                                                            2,745,069       2,660,990

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued                                                                   --              --
    Common stock, $.01 par value; 500,000,000 shares authorized;
        73,688,379 shares issued                                                          737             737
    Capital surplus                                                                   980,952         980,952
    Accumulated deficit                                                            (2,433,663)     (2,361,393)
    Accumulated other comprehensive loss                                               (6,495)         (6,315)
                                                                                   ----------      ----------
       Total stockholders' equity (deficit)                                        (1,458,469)     (1,386,019)
                                                                                   ----------      ----------
                                                                                   $1,286,600      $1,274,971
                                                                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                SIX MONTHS
                                                                              ENDED MARCH 31,
                                                                            -------------------
                                                                              2000       1999
                                                                            --------  ---------
Cash flows from operating activities:
    Net loss                                                                $(72,270) $(117,776)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
          Depreciation and amortization                                       25,637     63,109
          Interest accretion on Senior Notes                                  11,282     10,408
          Equity earnings/minority interest                                      223        165
          Provision for bad debts                                             15,095     78,623
          Loss on disposal of assets                                             130          -
    Changes in operating assets and liabilities:
          Receivables                                                        (31,944)   (34,893)
          Supplies                                                             2,259     (7,400)
          Prepaid and other current assets                                    (3,218)    25,902
          Accounts payable                                                    17,422    (23,551)
          Accrued liabilities and other current liabilities                   94,553     (2,664)
          Long-term insurance reserves                                        (7,615)   (14,693)
          Other                                                                  140    (10,733)
                                                                            --------  ---------
Net cash provided by (used in) operating activities                           51,694    (33,503)

Cash flows from investing activities:
          Purchases of property and equipment                                (19,605)   (35,135)
          Disposals of property, equipment and other assets                    4,945        810
          Restricted investments                                              17,779     13,063
          Net collections on notes receivable                                    154      4,471
          Other                                                                 (382)    (7,733)
                                                                            --------  ---------
Net cash provided by (used in) investing activities                            2,891    (24,524)

Cash flows from financing activities:
          Net draws under prepetition credit line                             12,702    125,619
          Repayment of prepetition long-term debt                            (10,272)    (8,382)
          Deferred financing fees                                                  -     (6,688)
          Other                                                                 (808)         -
                                                                            --------  ---------
Net cash provided by financing activities                                      1,622    110,549
                                                                            --------  ---------
Increase in cash and cash equivalents                                         56,207     52,522

Cash and cash equivalents, beginning of period                                71,817      3,314
                                                                            --------  ---------
Cash and cash equivalents, end of period                                    $128,024  $  55,836
                                                                            ========  =========


The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     Mariner Post-Acute Network, Inc. (the "Company") provides post-acute health care services, primarily through the operation of its skilled-nursing facilities. As of March 31, 2000, the Company's significant operations consist of (i) approximately 390 inpatient and assisted living facilities containing approximately 46,000 beds, (ii) 37 institutional pharmacies servicing more than 1,000 long term care centers and (iii) 14 long-term acute care hospitals ("LTACs") with approximately 700 licensed beds. In addition, the Company has limited home health and physician management operations, the majority of which the Company plans to exit in the near future. The Company operates in 28 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

     On January 18, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries, including Mariner Health Group, Inc. ("Mariner Health") and its subsidiaries, filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated (see Note 2). The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act of 1997 (the "Balance Budget Act").

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results, and, except for the costs described in Notes 2 and 6, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The accompanying condensed consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

     The Company's recent operating losses, liquidity issues and the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the Company DIP Financing (as defined), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1999 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, file No. 1-10968.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

     GOODWILL, NET

     Goodwill represents the excess of purchase price over fair market value of assets acquired in various purchase transactions and is amortized on a straight-line basis. The Company periodically reviews the goodwill and it is adjusted if necessary. During the quarter ended December 31, 1999, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 to 20 years. The net effect of such change was a charge of $1.3 million and $2.6 million or $0.02 per share, respectively, and $0.04 per share for the three and six months ended March 31, 2000, respectively, which is included in the income statement classification "Depreciation and amortization expense."

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     REORGANIZATION

     As previously disclosed, on January 18, 2000, the Company, Mariner Health and certain of their respective subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

     While the Chapter 11 Filings constituted a default under the Company's and such subsidiaries' various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and final decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are still pending. In connection with the Chapter 11 Filings, the Company hopes to develop a plan of reorganization that must be confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 Filings. However, no assurance can be given regarding the timing of such a plan of reorganization, the liklihood that such a plan will be developed, or the terms on which such a plan must be conditioned.

     In connection with the Chapter 11 Filings, the Company obtained a commitment for $100 million in debtor-in-possession financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank. Mariner Health also obtained a commitment for $50 million in DIP financing from a group of banks led by PNC Bank (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings") (see Note 4).

     On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. The Company intends to pay postpetition claims of all vendors and providers in the ordinary course of business.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     As previously disclosed, the Company and Mariner Health intend to develop separate plans of reorganization (respectively, the "Company Plan of Reorganization" and the "Mariner Plan of Reorganization" and collectively, the "Plans of Reorganization") through negotiations with their respective key parties including their respective senior bank lenders (the "Senior Lenders"). A substantial portion of prepetition liabilities are subject to settlement under each of the Plans of Reorganization to be submitted respectively by the Company and Mariner Health. Each of the Plans of Reorganization must be voted upon by each impaired class of creditors of the Company for the Company Plan of Reorganization and Mariner Health for the Mariner Plan of Reorganization and approved by the Bankruptcy Court for both Plans of Reorganization. There can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims, confirmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company; the same is true for Mariner Health if the Mariner Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and Mariner Health's exclusive right to file and solicit acceptance of a plan of reorganization ends. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

LIABILITIES SUBJECT TO COMPROMISE

     "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Filings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plans of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plans of Reorganization.

     A summary of the principal categories of claims classified as liabilities subject to compromise at March 31, 2000 are as follows (in thousands):

 Long-term debt:
    Senior credit facilities:
       Revolving Credit Facility                        $  168,732
       Term Loans                                          743,000
       Mariner Health Senior Credit Facility               233,834
       Mariner Health Term Loan Facility                   192,439
    Deficiency Note                                         26,486
    Mortgage Notes                                          47,626
    Other notes payable                                     81,774

    Subordinated debt:
       Senior Subordinated Notes                           274,039
       Senior Subordinated Discount Notes                  215,285
       Mariner Health Senior Subordinated Notes            103,130
                                                         ---------
                                                         2,086,345

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

    Capital lease obligations                               66,707
                                                         ---------
                                                         2,153,052

Accounts payable                                            70,593

Accrued interest                                            84,616

Other accrued liabilities                                   83,480

Deferred loan costs                                        (31,489)
                                                         ---------
                                                        $2,360,252
                                                        ==========

     Approximately $2.4 billion of liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Filings had not been filed.

     In accordance with SOP 90-7, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000. Contractual interest for the three month and six month periods ended March 31, 2000 was $62.1 million and $119.3 million, respectively, which is $49.9 million in excess of interest expense included in the accompanying financial statements.

NOTE 3 - INDIRECT MERGER AND OTHER EXPENSES

     For the six months ended March 31, 2000, indirect merger and other expenses totaled approximately $8.4 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness prior to the Petition Date, approximately $2.2 million of costs incurred and paid related to the Mariner Health Merger and $0.7 million of other expenses.

     For the six months ended March 31, 1999, indirect merger and other costs totaled approximately $7.1 million related to the Mariner Health Merger.

NOTE 4 - DEBT

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

     As of March 31, 2000, outstanding indebtedness under the Revolving Credit Facility was $168.7 million which excluded approximately $5.2 million of letters of credit. In addition, $271.4 million of the Tranche A Term Loan

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Facility, $235.8 million of the Tranche B Term Loan Facility, and $235.8 million of the Tranche C Term Loan Facility were outstanding.

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

     The Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans ranged from 0.75% to 1.75% for ABR loans and 2.25% to 3.25% for Eurodollar based loans. The applicable interest rate margin for Tranche B Term Loans is 2.75% for loans under the ABR and 3.75% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 3.00% for loans under the ABR and 4.00% for Eurodollar loans. As a result of certain continuing defaults, all loans made under the Senior Credit Facility converted to ABR based loans during the three month period ended December 31, 1999. As of March 31, 2000, the interest rates for loans made under the Senior Credit Facility were 10.75% for Revolving Loans and Tranche A Term Loans, 11.75% for Tranche B Term Loans, and 12.00% for Tranche C Term Loans. Any interest owing after January 18, 2000 is subject to allowance under the Bankruptcy Code.

     The Senior Credit Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. At March 31, 2000, the Company was in violation of all financial covenants. In addition, in order to conserve its liquidity, the Company did not make the November 1999 interest payments due on the Senior Credit Facility. Based on the financial covenant defaults and the Chapter 11 Filings described in Note 2 the Senior Credit Facility is classified as a current obligation at September 30, 1999. At March 31, 2000, the Senior Credit Facility is classified as an liability subject to compromise. Due to the covenant violations, the Company is not permitted to borrow additional cash under the Senior Credit Facility.

  SENIOR SUBORDINATED NOTES

     On November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and were to be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The Company did not make the scheduled interest payment of approximately $13.2 million due on the Senior Subordinated Notes in November 1999 and such default was not cured within the applicable grace period. Due to the defaults and the Chapter 11 Filings described in Note 2, the Senior Subordinated Notes and Senior Subordinated Discount Notes are classified as current obligations at September 30, 1999. At March 31, 2000, the Notes have been classified as a liability subject to compromise.

  MARINER HEALTH SENIOR CREDIT FACILITY AND MARINER HEALTH TERM LOAN FACILITY

     Mariner Health was the borrower under a $460.0 million senior secured revolving loan facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Health Lenders"), and PNC Bank, National Association, as agent for the Mariner Health Lenders. Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment") to (a) reduce the amount of the revolving commitment from $460 million to $250 million, (b) provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) increase the applicable interest rate

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

margins so that they range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances, (d) modify certain of the operating covenants, and (e) expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility. Immediately after giving effect to the Mariner Health Senior Credit Facility Amendment, the applicable interest rate margin for prime-based advances increased to 0.75%, and the applicable interest rate margin for Eurodollar-based borrowings increased to 2.25%. As of March 31, 2000, approximately $233.8 million of loans and $8.1 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility.

     As a result of certain continuing defaults, all loans made under the Mariner Health Senior Credit Facility have converted to ABR based loans from Eurodollar based loans and accrue interest at the default rate of interest. As of March 31, 2000, the interest rate for loans made under the Mariner Health Senior Credit Facility was 12.25%.

     Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries. The Mariner Health Senior Credit Facility and related guarantees are secured by pledges of the stock of substantially all of Mariner Health's direct and indirect subsidiary guarantors, by mortgages on all wholly owned, unencumbered inpatient facilities of Mariner Health and its subsidiaries, by leasehold mortgages on certain inpatient facilities leased by Mariner Health or its subsidiaries, and by security interests in substantially all other property and assets of Mariner Health and its subsidiaries. As the owner of 100% of the capital stock of Mariner Health, the Company has pledged such capital stock to Chase as additional collateral to secure the Company's obligations in connection with the Senior Credit Facility and the Synthetic Lease (as defined).

     Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement (the "Mariner Term Loan Agreement") with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210 million senior secured term loan to Mariner Health (the "Mariner Health Term Loan"). The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan is guaranteed by the same subsidiary guarantors as the Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility. As of March 31, 2000, approximately $192.4 million of the Mariner Health Term Loan was outstanding.

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

     Since March 31, 1999, Mariner Health has been in default of certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility. In addition, Mariner Health failed to make its October 1, 1999 interest payments due on the Mariner Health Senior Credit Facility and on the Mariner

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Health Term Loan Facility within the applicable grace period, although it was ultimately able to satisfy such obligations through amendments to those credit facilities which permitted cash collateral held by the Collateral Agent to be applied for such purpose. Mariner Health did not make the required payments with regard to the Mariner Health Term Loan and Mariner Health Senior Credit Facility at their respective January 3, 2000 maturity dates. Based on the covenant defaults and the Chapter 11 Filings described in Note 2 the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility are classified as current obligations at September 30, 1999. At March 31, 2000, the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility are classified as liabilities subject to compromise.

  MARINER HEALTH SENIOR SUBORDINATED NOTES

     Mariner Health is also the issuer of $150.0 million of 9 1/2% Senior Subordinated Notes due 2006 (the "Mariner Notes") which were issued pursuant to an indenture dated as of April 4, 1996 (the "Mariner Indenture") with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the "Mariner Trustee"). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries (other than Mariner Health). Because of the existing, unwaived financial covenant defaults under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility, the agents under such facilities gave notice to Mariner Health and the Mariner Trustee that they were instituting a 179-day payment blockage period, during which no payments of debt service on the Mariner Notes could be made. Accordingly, Mariner Health did not make the scheduled $7.1 million interest payment due on the Mariner Notes on October 1, 1999. The 30-day grace period having expired without such interest being paid, an event of default exists under the Mariner Indenture. Accordingly, the Mariner Health Senior Subordinated Notes are classified as current obligations at September 30, 1999. At March 31, 2000, the Notes have been classified as an liability subject to compromise. Approximately $46.7 million of the Mariner Notes are owned by the Company (see "-Deficiency Note" below).

  DEFICIENCY NOTE

     The holders of the Mariner Notes had the right under the Mariner Indenture to require that their Mariner Notes be purchased (the "Change of Control Purchase") at a purchase price equal to 101% of the outstanding principal amount of the Mariner Notes purchased. Effective on September 11, 1998, Mariner Health and the Mariner Trustee entered into an amendment to the Mariner Indenture which permitted Mariner Health to designate a third-party to purchase any Mariner Notes tendered pursuant to the Change of Control Purchase. Mariner Health designated NationsBank, N.A. (n/k/a Bank of America, N.A., and herein referred to as "Bank of America") as a third-party purchaser, and on September 21, 1998 Bank of America acquired all $40,661,000 of the Mariner Notes tendered in connection with the Change of Control Purchase (the "Tendered Mariner Notes"). In agreeing to act as third-party purchaser, Bank of America required the Company to enter into a total return swap agreement (the "Total Return Swap"), with the financial institution as counterparty (See "Quantitative and Qualitative Disclosures about Market Risk"). The Company's obligations under the Total Return Swap were guaranteed by Mariner Health and substantially all of the subsidiaries of Mariner Health. During the quarter ended December 31, 1998, an additional $6.0 million of the Mariner Notes were acquired by Bank of America and made a part of the Total Return Swap.

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

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The Company did not make the scheduled November 1999 interest payments due under the Deficiency Note. The terms of the Deficiency Note provide that the forbearance by the lenders under the Senior Credit Facility with respect to the failure to pay interest and certain other defaults under the Senior Credit Facility automatically bind the holder of the Deficiency Note as well. The forbearance period expired on January 14, 2000. The Deficiency Note is classified as a current obligation at September 30, 1999. At March 31, 2000, the Deficiency Note has been classified as an liability subject to compromise.

  OTHER SIGNIFICANT INDEBTEDNESS

     The Company and its GranCare, Inc. subsidiary are parties to an agreement with Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under a loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of March 31, 2000.

     The Omega Note bears interest at a rate which is adjusted annually based on either (i) changes in the Consumer Price Index or (ii) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by 58.8 million, whichever is higher, but in any event subject to a maximum rate not to exceed 105% of the interest rate in effect for the Omega Note for the prior calendar year. The current interest rate is 15.5% per annum which is due monthly. Additional interest accrues on the outstanding principal of the Omega Note at the rate of 1% per annum. Such interest is compounded annually and is due and payable on a pro rata basis at the time of each principal payment or prepayment. Any interest owing on account of the Omega Note after January 18, 2000 is subject to allowance under the Bankruptcy Code.

     Beginning October 1, 2002, quarterly amortizing installments of principal in the amount of $1.5 million will also become due and payable on the first day of each calendar quarter. The entire outstanding principal amount of the Omega
Note is due and payable on August 13, 2007. The Omega Note may be prepaid without penalty during the first 100 days following August 14, 2002.

     The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10 million, which may be increased or decreased under certain circumstances but may not be less than $10 million. The Company's subsidiary GranCare, Inc. must contribute additional equity to PHCMI, if and when necessary, to assure that such minimum tangible net worth test is met. PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January 2000, PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures were scheduled for February 3, 2000, but were not held as a result of the automatic stay resulting from the Chapter 11 Filings. At March 31, 2000, the Omega Note is classified as a liability subject to compromise.

     The Company, through its GranCare subsidiaries, is a party to various agreements between GranCare and Health and Retirement Properties Trust ("HRPT"). HRPT is the lessor with respect to certain facilities leased by two subsidiaries of GranCare (the "Tenant Entities"). HRPT has an unlimited guaranty by the Company and all subsidiaries of the Company having an ownership interest in the Tenant Entities which guaranty is secured by a cash collateral deposit of $15 million, the earned interest on which is retained by HRPT. The performance by the Tenant Entities of their respective obligations to HRPT continues to be secured by a pledge of one million shares of HRPT common stock beneficially owned by GranCare. The Company does not have the ability to sell these shares to meet any capital requirements. During the Fall of 1999, HRPT spun off its health care portfolio, including the facilities operated by the Tenant Entities, into a new publicly-traded company, SPTMNR Properties Trust ("SPTMNR"), which has succeeded to the interests of HRPT under the HRPT Agreements. References to HRPT herein are deemed to include SPTMNR in such capacity.

     On May 10, 2000, the Bankruptcy Court entered an order approving a settlement agreement (the "HRPT Settlement") that provided for a further restructuring of the HRPT relationship. Under the terms of the HRPT Settlement:
(a) the Company will obtain fee simple ownership of five of the HRPT facilities;
(b) the leases with respect to the other facilities and related personal property will be assigned to affiliates of SPTMNR; (c) a note with a balance of approximately $0.9 million will be extinguished; (d) SPTMNR will retain the $15 million deposit and the shares of HRPT and SPTMNR stock; and (e) the Company will manage the facilities transferred to the SPTMNR affiliates during a transition period that is expected to last less than six months. Upon termination of the management arrangement, the Company will have no further relationship with or obligations to HRPT or SPTMNR with respect to the HRPT Agreements. In addition, the HRPT Settlement releases the Company and the subsidiaries of the Company having an ownership interest in Tenant Entities from its unlimited guaranty to HRPT. Instead, HRPT is allowed to make a claim of up to $1.2 million, which amount may be offset against payments made to the Company in relation to the management arrangement under the HRPT Settlement.

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

  DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY.

     Among the orders entered by the Bankruptcy Court on the Petition Date in the Company's Chapter 11 case were orders approving on an interim basis (a) the use of cash collateral by the Company and those of its subsidiaries which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code (excluding Mariner Health and the direct and indirect subsidiaries of Mariner Health, the "Company Debtors"), and (b) the funding of up to $25.0 million

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

in principal amount at any time outstanding under the Company DIP Financing established pursuant to that certain Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (as amended from time to time, the "Company DIP Credit Agreement") by and among the Company, as borrower, the other Company Debtors, as guarantors, the lenders signatory thereto as lenders (the "Company DIP Lenders"), and The Chase Manhattan Bank, as Administrative Agent, Documentation Agent and Collateral Agent (the "Company DIP Agent").

     On January 28, 2000 the Bankruptcy Court approved an interim order (the "Company Interim DIP Order") approving up to $50.0 million of the Company DIP Financing. On March 20, 2000 the Bankruptcy Court approved a final order (the "Final Company DIP Order,") increasing the approved portion of the Company DIP Financing to the full $100.0 million amount. As of March 31, 2000 the Company had no amounts outstanding under the Company DIP Credit Agreement.

     The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final DIP, as the case may be, or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase, plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

     The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

     The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors pursuant to the Company DIP Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Company DIP Credit Agreement contains customary representations, warranties and covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in Chapter 11 and to operate as a going concern.

  DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH.

     Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries (the "Mariner Health Debtors"), were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of up to $50.0 million of the Mariner Health DIP Financing (the "February 16 Mariner Health DIP Order," and together with the Mariner Health Initial DIP Order, the "Mariner Health DIP Orders").

     The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility, which is divided into two tranches - a $40.0 million tranche A commitment, and a $10.0 million tranche B commitment. The tranche B loan commitment is not activated unless and until the holders of at least 75% of the Mariner Health DIP Financing loans or commitments so approve. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the February 16 Mariner Health DIP Order entered on February 16, 2000 by the Bankruptcy Court. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors. As of March 31, 2000, there was no amounts outstanding under the Mariner Health DIP Financing.

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

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date. The term, "Commitment Termination Date," is defined as the first to occur of the following: (i) the first anniversary of the Petition Date, (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors, (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization, (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing, (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder, or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Borrowing Base then in effect. The Mariner Health Borrowing Base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (i) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (ii) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (i) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar-for-dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (ii) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

     Under the terms of the February 16 Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to
Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the February 16 Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court. The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the February 16 Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Mariner Health DIP Credit Agreement contains customary representations, warranties and covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and the possible exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in Chapter 11 and to operate as a going concern.

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

NOTE 5 - INCOME TAXES

     The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's losses.

NOTE 6 - REORGANIZATION ITEMS

     Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the statements of operations for the three and six months ended March 31, 2000 consist of the following (in thousands):


Professional fees                                                 $ 8,442
DIP financing fees                                                  2,852
Other reorganization costs                                          1,425
Gain on settlement of prepetition accounts payable                   (189)
Interest earned on accumulated cash resulting from
   Chapter 11 Filings                                                 (93)
                                                                  -------
                                                                  $12,437
                                                                  =======

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 7 - EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share":

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        MARCH 31,            MARCH 31,
                                                   ------------------  --------------------
                                                     2000      1999      2000       1999
                                                   --------  --------  ---------  ---------
Numerator for basic and diluted loss per share:
    Net loss                                       $(14,229) $(78,753) $(72,270)  $(117,776)
                                                   ========  ========  =========  =========
Denominator:
    Denominator for basic loss per share -
       Weighted average shares                       73,688    73,333    73,688      73,319

    Effect of dilutive securities - stock options         -         -         -           -
                                                   --------  --------  ---------  ---------
    Denominator for diluted loss per share -
       Adjusted weighted average shares and
       Assumed conversions                           73,688    73,333    73,688      73,319
                                                   ========  ========  =========  =========
Basic and diluted loss per share:
    Net loss per share                             $  (0.19) $  (1.07) $  (0.98)  $   (1.61)
                                                   ========  ========  =========  =========

       The effect of dilutive securities for the three and six months ended March 31, 2000 and 1999, respectively, has been excluded because the effect is antidilutive as a result of the net loss for the period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

       On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Oral Argument has been set for January 18, 2000. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

dismiss the Civil False Claims Act and other claims against International X-Ray. The Company is awaiting the Court's decision.

       On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted Defendant, Donald C. Beaver's, Motion to Dismiss on December 6, 1999. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

       On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. The complaint which was unsealed, has been recently amended to add additional relators and allegations under the Federal False Claims Act. The Company has been advised that the government is evaluating its decision not to intervene with regard to the amended complaint and relators. The Company will vigorously contest the alleged claims. In addition, a three judge panel of the United States Court of Appeals for the Fifth Circuit recently held that qui tam lawsuits in which the government does not intervene are unconstitutional under the Take Care Clause of Article II of the United States Constitution. The Court declined to rule whether qui tam suits in which the government does intervene are unconstitutional. The full bench of the U.S. Court of Appeals for the Fifth Circuit agreed November 15, 1999, to review this decision. Riley v. St. Luke's Episcopal Hospital, No. 97-20948, rehearing en banc granted (5th Cir., 1999), but has since stayed hearing pending the outcome of another matter which is presently pending before the United States Supreme Court. The outcome of these cases could favorably effect this action. In response to the Notice of Stay submitted under 11 U.S.C. ss. 362, the District Court, on January 26, 2000, dismissed the plaintiffs' claims against defendants subject to reinstatement within thirty (30) days after the stay is discontinued. The Company intends to vigorously contest the alleged claims herein.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

       On January 13, 2000, the Company, National Heritage and Mid-South entered into a Lease Amendment Agreement (the "Agreement") to settle and resolve all of the claims pending in the subject litigation. The Agreement requires, INTER ALIA, all parties to release and dismiss their respective claims and counterclaims. In addition, Mid-South will agree that the leases on the Facilities have been extended through January 31, 2005 (with an option term through January 31, 2010), will invest up to $3.0 million in capital improvements to certain of the Facilities and will provide certain consulting services in connection therewith. The Company will pay Mid-South a consulting fee of $1.7 million per year and additional rent contingent on the level of capital expenditures actually made by Mid-South. The Company will also make certain capital improvements to the Facilities. The Company filed the necessary motion with the Bankruptcy Court seeking approval to assume this contract on a postpetition basis. On March 30, 2000, the Bankruptcy Court approved the assumption of the leases and the Agreement.

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

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 9 - SEGMENT INFORMATION

       The following tables exhibit the segment reporting of the Company for the three and six months ended March 31, 2000 and 1999 (in thousands):

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          MARCH 31,            MARCH 31,
                                                    ------------------  ----------------------
                                                      2000      1999       2000      1999
                                                    --------  --------  ----------  ----------
Revenues from external customers:
    Nursing home services                           $472,861  $478,456  $  944,290  $  983,629
    Pharmacy services                                 62,554    70,180     128,397     147,916
    Other                                              6,099    13,787       6,033      28,460
    Therapy (segment disposed of)                          -    52,287           -     127,385
                                                    --------  --------  ----------  ----------
                                                    $541,514  $614,710  $1,078,720  $1,287,390
                                                    ========  ========  ==========  ==========


Intersegment revenues:
    Nursing home services                           $  6,057  $     -   $    6,057  $        -
    Pharmacy services                                 12,920    14,979      26,261      24,870
    Other                                                 72    (1,244)        143       1,332
    Therapy (segment disposed of)                          -    37,607           -      77,928
                                                    --------  --------  ----------  ----------
                                                    $ 19,049  $51,342   $   32,461  $  104,130
                                                    ========  ========  ==========  ==========


Net income (loss):
    Nursing home services                           $ 49,520  $ 28,126  $   84,718  $   53,727
    Pharmacy services                                   (155)    5,099      (2,866)     12,218
    Other                                                590      (666)       (985)        183
    Therapy (segment disposed of)                       (423)    1,625      (1,371)        984
                                                    --------  --------  ----------  ----------
                                                    $ 49,532  $ 34,184  $   79,496  $   67,112
                                                    ========  ========  ==========  ==========


                                                                                     MARCH 31,
                                                                                       2000
                                                                                    ----------
Assets:
    Nursing home services                                                           $1,053,831
    Pharmacy services                                                                  117,791
    Other                                                                               98,444
    Therapy (segment disposed of)                                                       30,638
                                                                                    ----------
                                                                                    $1,300,704
                                                                                    ==========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

       The following tables reconcile the Company's segment reporting to the totals on the Company's condensed consolidated financial statements for the three and six months ended March 31, 2000 and 1999 (in thousands):

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          MARCH 31,               MARCH 31,
                                                    --------------------  ----------------------
                                                      2000       1999        2000        1999
                                                    ---------  ---------  ----------  ----------
Revenues:
    External revenues for reportable segments       $541,514   $ 614,710  $1,078,720  $1,287,390
    Intersegment revenues for reportable segments     19,049      19,049      32,461     104,130
    Elimination of intersegment revenue              (19,049)    (19,049)    (32,461)   (104,130)
                                                    ---------  ---------  ----------  ----------
Consolidated revenues                               $541,514   $ 614,710  $1,078,720  $1,287,390
                                                    =========  =========  ==========  ==========
Net income (loss):
    Net income (loss) for reportable segments       $ 49,532   $  34,184  $   79,496  $   67,112
    Corporate overhead                               (63,761)   (112,937)   (151,766)   (184,888)
                                                    ---------  ---------  ----------  ----------
Consolidated net income (loss)                      $(14,229)  $ (78,753) $  (72,270) $ (117,776)
                                                    =========  =========  ==========  ==========

                                                                                       MARCH 31,
                                                                                         2000
                                                                                      ----------
Assets:
    Assets for reportable segments                                                    $1,300,704
    Corporate overhead                                                                 1,414,250
    Elimination of intersegment assets                                                (1,428,354)
                                                                                      ----------
                                                                                      $1,286,600
                                                                                      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

       The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled-nursing facilities. As of March 31, 2000, the Company's significant operations consist of (i) approximately 390 inpatient and assisted living facilities containing approximately 46,000 beds, (ii) 37 institutional pharmacies servicing more than 1,000 long term care centers and (iii) 14 long-term acute care hospitals ("LTACs") with approximately 700 licensed beds. In addition, the Company has limited home health and physician management operations, the majority of which the Company plans to exit in the near future. The Company operates in 28 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

       Historically, the Company also (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to over 1,200 inpatient healthcare facilities throughout the United States, (ii) operated approximately 170 outpatient rehabilitation therapy clinics in eighteen states, (iii) managed specialty medical programs in acute-care hospitals through more than 100 hospital relationships in nineteen states (the Company had exited this line of business as of March 31, 2000), and (iv) operated more than thirty home health, hospice and private duty nursing branches in seven states (only one of which is still operated by the Company and is in the process of being divested)(the "Divested Businesses"). Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act of 1997 (the "Balanced Budget Act"), these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been or are being divested or closed.

       On January 18, 2000, the Company and substantially all of its subsidiaries, including Mariner Health and its subsidiaries, filed voluntary petitions under Chapter 11 of the Bankruptcy Code . The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern.

       The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the Company DIP Financing, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. Any plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the condensed consolidated financial statements (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

       At March 31, 2000, working capital was approximately $211.1 million as compared to a working capital deficiency of approximately ($1.9) billion at September 30, 1999. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities, accrued interest and other related liabilities from current liabilities at September 30, 1999 to liabilities subject to compromise at March 31, 2000 in accordance with the requirements of SOP 90-7.

       The following discussion and analysis should be read in conjunction with the business segment data in Note 9 of the Condensed Consolidated Financial Statements.

  GENERAL

       The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The Company's percentage of total net patient revenues derived from Medicare and Medicaid programs were 24.9% and 49.2%, respectively, for the quarter ended March 31, 2000. Government payors, such as state-administered

Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. Private payors accounted for 25.9% of the Company's total net patient revenues for the quarter ended March 31, 2000.

       The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to the Prospective Payment System ("PPS"), generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination (see "-Liquidity and Capital Resources"). Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "-Liquidity and Capital Resources." As part of the bankruptcy process the Company, Mariner Health and their subsidiaries are engaged in discussions with the HealthCare Financing Administration ("HCFA") to potentially settle some or all matters related to historical cost reimbursement. It is not possible to estimate as yet whether this process will result in material differences of amounts already recorded or the effects on future cash flows.

  RESULTS OF OPERATIONS

       Revenues from nursing home operations accounted for $472.9 million and $944.3 million of the Company's $541.5 million and $1,078.7 million total revenues for the three and six months ended March 31, 2000, respectively. Nursing home revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix in the Company's long-term care facilities. Weighted average occupancy, as identified in the following table increased by 1.6% and 0.2% over the comparable three and six month periods from 1999 to 2000.

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                MARCH 31,          MARCH 31,
                                           ------------------  ----------------
                                            2000        1999    2000      1999
                                           --------  --------  -------  -------
Weighted average licensed bed count        45,949      48,206  46,572    48,918
Weighted average number of residents       39,759      40,916  39,866    41,150
Weighted average occupancy                 86.5%       84.9%   85.6%     85.4%

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

       Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the PPS for the Medicare system and fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the old payment methodology. These Medicare changes drove the Company's decision to terminate its contracts to provide therapy services during the third fiscal quarter of 1999 and to liquidate that line of business. In June of 1999 the Company's nursing homes were able to internally employ therapists to provide services which were previously contracted. See "-Liquidity and Capital

Resources". The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated.

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                MARCH 31,           MARCH 31,
                                           ------------------  ----------------
                                             2000      1999     2000      1999
                                           --------  --------  -------  -------
Private and other                          25.9%        32.7%  25.7%      32.5%
Medicare                                   24.9%        24.1%  24.6%      25.8%
Medicaid                                   49.2%        43.2%  49.7%      41.7%

       The combined mix of private/other and Medicare revenue was 50.8% and 50.3% for the three and six-month periods ended March 31, 2000, respectively, as compared to 56.8% and 58.3% for the same periods in 1999. The net revenues from the non-nursing home operations are primarily reimbursed by facility providers which are considered private pay sources. The impact of decreased therapy revenue resulting from the Company exiting the business of providing therapy services to unaffiliated third parties has decreased the percentage of private revenue for the Company. As of June 30, 1999, all of the Company's nursing homes had converted to PPS based Medicare payments which has influenced the comparison of revenue mix between the three and six-month periods ended March 31, 1999 and 2000. See "-Liquidity and Capital Resources".

       Costs and expenses, excluding depreciation, amortization and indirect merger and other expenses, primarily consist of salaries, wages, and employment benefits. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business. Insurance expense includes the costs of the various insurance programs such as automobile, general and professional liability and workers' compensation.

  SEASONALITY

       The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.

  SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

       Net revenues comprising nursing home and non-nursing home operations totaled $541.5 million for the quarter ended March 31, 2000, a decrease of $73.2 million or 11.9%, as compared to the same period for fiscal 1999. Nursing home operations accounted for $5.6 million of the revenue decrease mainly as a result of facilities being closed or divested during the past year.

       Revenues for non-nursing home operations, which consist principally of pharmacy services for the three months ended March 31, 2000 and consisted principally of pharmacy and therapy services for the three months ended March 31, 1999, decreased by $67.6 million consisting of $60.0 million as a result of the termination of all contracts to provide therapy services to unrelated third parties effective May 31, 1999 and the divestiture or closure of the Divested Buisnesses. In addition there was a $7.6 million revenue decrease for pharmacy services compared to the same period for fiscal 1999. The pharmacy revenue decrease was primarily the result of a reduction in the number of beds being served.

     Costs and expenses excluding depreciation and amortization expenses totaled $520.6 million for the quarter ended March 31, 2000, a decrease of $93.4 million or 15.2% as compared to the same period for fiscal 1999. The decrease was primarily the result of costs for payroll and employee benefits, which decreased by $11.0 million, while ancillary expenses decreased by $ 37.7 million. The decrease in these two cost categories was primarily attributable to the Company significantly reducing overhead costs and the loss of the Divested Buisnesses.

     Provision for bad debts totaled $6.7 million, a decrease of $35.4 million for the quarter ended March 31, 2000. The decrease is attributed to a charge of approximately $29.6 million in the quarter ended March 31, 1999 to increase the reserve for the Mariner Health subsidiary receivables.

     For the three months ended March 31, 2000, depreciation and amortization costs were $14.8 million, a decrease of $17.7 million from the prior year quarter ended March 31,1999. This decrease was principally the result of the Company recording an impairment charge of $995.9 million in the fourth quarter of fiscal year 1999.

     For the three months ended March 31, 2000, interest expense totaled approximately $6.9 million, a decrease of $40.0 million. The Company stopped recording interest expense relating to its debt facilities effective January 18, 2000 in accordance with the requirements of SOP 90-7.

     Reorganization items related to the Chapter 11 proceedings of $12.4 million includes $8.4 million in professional fees, $2.8 million in financing costs primarily related to the DIP Financings and $1.2 million of other reorganization costs partially offset by interest income and gains on settlement of prepetition accounts payable.

FISCAL 2000 YEAR TO DATE COMPARED TO FISCAL 1999 YEAR TO DATE

     Net revenues comprising nursing home and non-nursing home operations totaled $1,078.7 million for the six months ended March 31, 2000, a decrease of $208.6 million or 16.2%, as compared to the same period for fiscal 1999. Nursing home operations accounted for $39.3 million of the revenue decrease mainly as a result of implementing the PPS beginning July 1, 1998, causing significantly reduced Medicare revenues. Also a decline in average census, and facilities being closed or divested during the past year contributed to the revenue decrease.

     Revenues for non-nursing home operations, which consist principally of pharmacy services for the six months ended March 31, 2000 and consisted principally of pharmacy and therapy services for the six months ended March 31, 1999, decreased by $169.3 million consisting of $149.8 million as a result of the termination of all contracts to provide therapy services to unrelated third parties effective May 31, 1999 and the divestiture or closure of the Divested Businesses. In addition there was a $19.5 million revenue decrease for pharmacy services compared to the same period for fiscal 1999. The pharmacy revenue decrease was the result of a reduction in the number of beds being served as well as lower revenues attributable to the loss of a contract to provide respiratory services.

     Costs and expenses excluding depreciation and amortization expenses totaled $1,052.7 million for the quarter ended March 31, 2000, a decrease of $197.0 million or 15.8% as compared to the same period for fiscal 1999. The decrease was primarily the result of costs for payroll and employee benefits, which decreased by $20.8 million, while ancillary expenses decreased by $ 100.6 million. The decrease in these two cost categories was primarily attributable to the Company siginificantly reducing overhead costs and the loss of the Divested Businesses.

     Provision for bad debts totaled $15.1 million, a decrease of $63.5 million for the quarter ended March 31, 2000. The decrease is attributed to a charge of approximately $53.9 million in the quarter ended March 31, 1999 to increase the reserve of the Mariner Health subsidiary receivables.

     For the six months ended March 31, 2000, depreciation and amortization costs were $25.6 million a decrease of $37.5 million from the prior year six months ended March 31,1999. This decrease was principally the result of the Company recording an impairment charge of $995.9 million in the fourth quarter of fiscal year 1999.

     For the six months ended March 31, 2000, interest expense totaled approximately $60.0 million, a decrease of $31.2 million. The Company stopped recording interest expense relating to its debt facilities effective January 18, 2000 in accordance with the requirements of SOP 90-7.

     Reorganization items related to the Chapter 11 proceedings of $12.4 million includes $8.4 million in professional fees, $2.8 million in financing costs primarily related to the DIP loan and $1.2 million of other reorganization costs partially offset by interest income and gains on settlement of prepetition accounts payable.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash and cash equivalents were $128.0 million at March 31, 2000. At March 31, 2000, working capital was approximately $211.1 million as compared to a working capital deficiency of approximately ($1.9) billion at September 30, 1999. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities, accrued interest and other related liabilities from current liabilities at September 30, 1999 to liabilities subject to compromise at March 31, 2000 in accordance with the requirements of SOP 90-7. Cash provided by operating activities was $51.7 million in the six months ended March 31, 2000, as compared to $33.5 million used in operating activities for the six months ended March 31, 1999. Receivables increased by $31.9 million, primarily as a result of increased revenues during the six months ended March 31, 2000 as compared to the six months ended September 30, 1999. Accounts payable increased by $17.4 million, primarily as a result of delays in vendor payments during the filing of bankruptcy. Accrued expenses and other current liabilities increased by $94.5 million, primarily as a result of an increase in accrued insurance resulting from increased anticipated exposures per actuarial studies.

     Cash provided by investing activities was $2.9 million in the six months ended March 31, 2000, as compared to $24.5 million used in investing activities for the six months ended March 31, 1999. Investing activities included the use of $19.6 million related to capital expenditures for the six months ended March 31, 2000.

     Cash provided by financing activities was $1.6 million in the six months ended March 31, 2000, as compared to $110.5 million for the six months ended March 31, 1999. Cash provided by financing activities included $12.7 million in net draws under the Company's credit line and principal repayments of $10.3 million for the six months ended March 31, 2000.

     The primary source of revenues for the Company are the State Medicaid programs and federal Medicare program. The Company receives payment for nursing facility services based on rates that are set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and after, the federal Medicare program converted to PPS for skilled nursing facility services. All of the Company's skilled nursing facilities are currently reimbursed under PPS. The prospective payment system provides acuity-based rates that are established at the beginning of the Medicare reporting year.

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

     PPS has had a material adverse effect on the Company's financial condition. While the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See "-Healthcare Regulatory Matters."

     PPS reduced the cash flows of both the pharmacy and therapy businesses' customers, which resulted in an increased aging and uncollectable accounts in both businesses' accounts receivable due to the multiple complexities involved with the customers' change to Medicare PPS billing. The Company's facilities were phased into PPS based upon their cost report years (approximately 20 facilities during the fourth quarter of 1998; approximately 115 facilities during the first quarter of 1999; approximately 135 facilities during the second quarter of 1999; and approximately 85 facilities during the third quarter of 1999.). All facilities are now being paid by Medicare under PPS and revenue recorded for the prior six months consists of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex and its implementation is resource intensive. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

     The Company provides certain services and supplies between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related organization principle" generally requires that services and supplies furnished to nursing facilities by related entities be included in the nursing facility's reimbursable cost at the cost of the supplying entity. The Company believes that the services and supplies furnished to nursing facilities at market rates qualify for exception to the related organization principle. Certain of the Company's Medicare fiscal intermediaries have taken the position that the related party transactions do not qualify for this exception to the related party rules and have made adjustments that reduce Medicare allowable cost to the cost of the supplying entity. During the third quarter of fiscal 1999, the intermediaries for the Mariner Health facilities reopened previously settled cost reports to impose such related party adjustments for services furnished to the facilities by Mariner Health's rehabilitation subsidiary. All related party adjustments have been or will be appealed to the Provider Reimbursement Review Board and through the full appeal process as is warranted. The adjustments affect only periods during which the facilities were reimbursed for Medicare on the basis of reasonable and necessary cost; there would not be any impact for periods that are reimbursed under PPS.

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

     Mariner Health did not make the October 1, 1999 interest payment on the Mariner Notes (defined below, see "- Mariner Health Senior Subordinated Notes"), and the Company did not make the November 1, 1999 interest payment on the Senior Subordinated Notes (defined below, see "- Senior Subordinated Notes"), did not pay November, December or January rent under the Synthetic Lease (defined below, see "- Other Factors Affecting Liquidity and Capital Resources"), and did not make any principal or interest payments on the Senior Credit Facility coming due after November 1, 1999 (defined below, see "- Senior Credit Facility"). Also, the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility (defined below, see "- Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility") matured on January 3, 2000, and Mariner Health did not make the required payments in connection with those obligations. The inability of the Company and Mariner Health to service or restructure their respective debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by creditors with regard to any defaults under the prepetition obligations of the Company and those of its subsidiaries that are debtors in the Chapter 11 Filings.

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

     In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the acquisition of Mariner Health by the Company (the "Mariner Merger"). As of March 31, 2000, there was $168.7 million borrowed under the Revolving Credit Facility and approximately $5.2 million in letters of credit outstanding. The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries.

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

     The Company obtained a waiver under the Senior Credit Facility with respect to certain financial covenant defaults existing at March 31, 1999. At March 31, 2000, the Company was in violation of all financial covenants and as a result has not been able to make additional borrowings under the Senior Credit Facility. In addition, in order to conserve its liquidity and facilitate a restructuring of its indebtedness and other obligations, the Company did not make the interest payments due on the Senior Credit Facility after October, 1999. The lenders under the Senior Credit Facility signed a forbearance agreement, pursuant to which they temporarily agreed (but without waiving any events of default) not to take any remedial action with respect to such events of default (including acceleration of their debt), subject to no new events of default occurring. The forbearance agreement expired by its terms. However, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the Senior Credit Facility, except as otherwise may be determined by the Bankruptcy Court.

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

     On May 10, 2000, The Bankruptcy Court entered an order approving The "HRPT Settlement" that provided for a further restructuring of the HRPT relationship. Under the terms of the HRPT Settlement: (a) the Company will obtain fee simple ownership of five of the HRPT facilities; (b) the leases with respect to the other HRPT facilities and related personal property will be assigned to affiliates of SPTMNR; (c) a note with a balance of approximately $0.9 million will be extinguished; (d) SPTMNR will retain the $15 million deposit and the shares of HRPT and SPTMNR stock; and
(e) the Company will manage the facilities transferred to the SPTMNR affiliates during a transition period that is expected to last less than six months. Upon termination of the management arrangement, the Company will have no further relationship with or obligations to HRPT or SPTMNR with respect to the HRPT Agreements. In addition, the HRPT Settlement releases the Company and the subsidiaries of the Company having an ownership interest in Tenant Entities from its unlimited guaranty to HRPT. Instead, HRPT is allowed to make a claim of up to $1.2 million, which amount may be offset against payments made to the Company in relation to the management arrangement under the HRPT Settlement.

     In connection with the GranCare Merger, the Company and its GranCare subsidiary became parties to an agreement between GranCare and Omega Healthcare Investors, Inc. ("Omega"). A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note executed on August 14, 1992 (the "Omega Note") in favor of Omega, and under the related Michigan loan agreement dated as of June 7, 1992 as amended (the "Omega Loan Agreement"). All $58.8 million was outstanding as of March 31, 2000.

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

     Subsequent to September 30, 1999, PHCMI and GranCare received notice from Omega asserting that PHCMI was in default of its obligation to maintain its required minimum tangible net worth. Omega demanded that such default be cured within 30 days, either by PHCMI or by GranCare under its guaranty of PHCMI's compliance with such minimum tangible net worth test, or else an event of default would exist under the Omega loan documents. The Company received notice in late December 1999, declaring an event of default as a result of the alleged breach of the tangible net worth covenants contained in the Omega Loan Documents and accelerating all amounts due under obligations to Omega. Effective January, 2000 PHCMI ceased making its monthly interest payments on the Omega Note. Omega subsequently initiated foreclosure proceedings on three skilled nursing facilities located in North Carolina. Hearings on the foreclosures were scheduled for February 3, 2000; however, unless otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by Omega with regard to any defaults that may exist under the Omega Loan Documents. Due to the Company's Chapter 11 Filing and the operating results of certain facilities within the Omega portfolio, the Company and Omega are in the process of attempting to negotiate a restructuring of their relationship. However, no assurances can be given regarding the timing of such a restructuring, the likelihood that such a restructuring will occur or the terms on which such a restructuring may be conditioned.

     DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY. Among the orders entered by the Bankruptcy Court on the Petition Date in the Company's Chapter 11 case were orders approving on an interim basis (i) the use of cash collateral by the Company and those of its subsidiaries which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code (excluding Mariner Health and the direct and indirect subsidiaries of Mariner Health, the "Company Debtors"), and (ii) the funding of up to $25.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Company DIP Financing") established pursuant to that certain Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (as amended from time to time, the "Company DIP Credit Agreement") by and among the Company, as borrower, the other Company Debtors, as guarantors, the lenders signatory thereto as lenders (the "Company DIP Lenders"), and The Chase Manhattan Bank, as Administrative Agent, Documentation Agent and Collateral Agent (the "Company DIP Agent"). Following a hearing on January 28, 2000, the Bankruptcy Court entered an interim order (the "Company Interim DIP Order") to increase the approved portion of the

Company DIP Financing to $50.0 million, and scheduled a final hearing on February 16, 2000, for consideration of a final order (the "Final Company DIP Order") approving the full $100.0 million amount of the Company DIP Financing. The final hearing, however, was adjourned to March 20, 2000, to allow the Company and certain of its creditors to resolve technical issues related to the Financing.

     The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final DIP Order, or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase, plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum. As of May 15, 2000, there were no amounts outstanding under the Company DIP Financing.

     The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million. A final order approving the full $100.0 million amount of the Company DIP Financing was entered by the Bankruptcy Court after the final hearing on March 20, 2000.

     The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors pursuant to the Company DIP Agreement. Under the terms of the Final DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final DIP Order and the related cash collateral orders entered by the Bankruptcy Court (the "Final Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final DIP Order, the Final Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Company DIP Credit Agreement contains customary representations, warranties and covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in Chapter 11 and to operate as a going concern.

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

     As of March 31, 2000, approximately $233.8 million of loans and $8.1 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $192.4 million of the Mariner Health Term Loan was outstanding.

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

     DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH. Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries (the "Mariner Health Debtors"), were (a) an order (the "Initial Mariner Health Cash Collateral Order") approving the use of cash collateral by the Mariner Health Debtors, and (b) an order (the "Initial Mariner Health DIP Order") approving the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000, the Bankruptcy Court entered the February 16 Mariner Health DIP Order granting up to $50.0 million of the Mariner Health DIP Financing.

     The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility, which is divided into two tranches - a $40.0 million tranche A commitment, and a $10.0 million tranche B commitment. The tranche B loan commitment is not activated unless and until the holders of at least 75% of the Mariner Health DIP Financing loans or commitments so approve. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the February 16 Mariner Health DIP Order. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors. As of May 15, 2000, there was no amount outstanding under the Mariner Health DIP Financing.

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

     The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date. The term, "Commitment Termination Date," is defined as the first to occur of the following: (i) January 19, 2001, (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors, (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization, (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing, (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder, or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Borrowing Base then in effect. The Mariner Health Borrowing Base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar-for-dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

     Under the terms of the February 16 Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to
Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Health Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the February 16 Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court (the "Mariner Health Cash Collateral Orders"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the February 16 Mariner Health DIP Order, the Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Mariner Health DIP Credit Agreement contains customary representations, warranties and covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and the possible exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in Chapter 11 and to operate as a going concern.

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

     HEALTHCARE REGULATORY MATTERS. The Balanced Budget Act of 1997 contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, respectively, through the year ended 2002. Approximately 50% of the savings were to be achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on the Company.

     The Balanced Budget Act of 1997 amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act of 1997 required the establishment of a PPS system for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes receive a fixed per diem rate for each of their Medicare Part A patients which, during the first three years, is based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem has resulted in significantly lower margins in the Company's pharmacy operations as a result of increased pricing competition, a change in buying patterns by customers and the decision by the Company to exit certain businesses previously operated by the Company such as its third party therapy, home health and hospital contract management businesses.

     On May 12, 1998, HCFA published the "Interim Final Rule" for the skilled nursing facility ("SNF") PPS along with the acuity adjusted federal PPS rates for Part A Medicare patients and the facility specific inflation factors effective from July 1, 1998 through September 30, 1999 and the inflation factors that are used to adjust the facility specific base period cost to the payment rates for periods beginning July 1, 1998 through periods beginning September 30, 1999. On July 30, 1999, HCFA published the "Final Rule" for PPS along with acuity adjusted federal PPS rates that are effective October 1, 1999 through September 30, 2000, and the inflation factors that are used to adjust the specific facility specific base period cost to payment rates for periods beginning October 1, 1999 through periods beginning September 1, 2000. The acuity adjusted federal PPS rates and facility specific inflation factor that are published along with the Final Rule follow the guidance included in the Interim Final Rule and do not provide any long-term relief from the overall effect of PPS on Medicare revenue decreases. On November 29, 1999, President Clinton signed into law H.R. 3194, the "Consolidated Appropriations Act" (the "CAA") (P.L. 106-113), legislation designed to mitigate the effects of the Balanced Budget Act of 1997. While the CAA is expected to ameliorate somewhat the adverse effects of the Balanced Budget Act of 1997, the Company believes the CAA will have only a nominal positive effect on its operating results. The CAA, however, temporarily increases the acuity adjusted PPS rates by 20 percent for 15 acuity categories. As evidenced by the language of the CAA, this payment increase is intended to compensate SNFs for the provision of care to medically complex patients, pending appropriate refinements to the PPS system (which have been preliminarily issued). SNFs providing care to patients falling within every non-rehabilitation acuity category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three acuity categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments were scheduled to begin on April 1, 2000, and end before the later of (A) October 1, 2000, or (B) the date HCFA implements a refined PPS system that better accounts for medically-complex patients. Neither the CAA nor the accompanying Conference Report provides HCFA with specific directions regarding such refinements to the PPS system. In addition, the CAA provides for a four percent increase in the federal per diem payment rates for all acuity categories in both fiscal years 2001 and 2002. This increase will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate.

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

     The Balanced Budget Act of 1997 also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. At least one state, North Carolina, is proposing to change its Medicaid payment rates and/or payment methodology. However, it is unclear how the procedural protections imposed by the Balanced Budget Act of 1997 will constrain these types of changes. Pending the publication of a final rule implementing the procedural limitations of the Balanced Budget Act of 1997, the Company anticipates that other states may attempt to change their payment rate methodologies, and that such changes could result in a reduction in payments to nursing facilities.

     The Balanced Budget Act of 1997 also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act of 1997 set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the federal per diem, has had a material adverse effect on the Company's therapy business resulting in the decision by the Company to terminate its contracts to provide therapy services. The CAA temporarily mitigates the Balanced Budget Act of 1997 limitations by providing that the therapy caps will not apply in 2000 and 2001. The CAA requires the Secretary of Health and Human Services (the "Secretary") to conduct focused medical reviews of therapy services during 2000 and 2001, with an emphasis on claims for services provided to residents of SNFs. The CAA also requires the Secretary to study and to submit recommendations to Congress on therapy utilization patterns in 2000 compared to those in 1998 and 1999.

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

     During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately 50 1995 and 1996 cost reports and issued revised NPRs imposing prudent buyer or related party adjustments and applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable cost of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company has reached an agreement with HCFA and the intermediary and has implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which will be repaid over a period of one year. The first ten monthly payments of $1.8 million, including interest, have been made. The intermediary has notified Mariner Health that it intends to issue revised NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. As part of the Chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services ("DHHS") whereby, among other things, HCFA will not recoup certain prepetition overpayments for other than the current cost reporting years for the pendancy of Mariner Health's DIP obligations. Accordingly, repayment obligations which may arise from the issuance of revised NPRs may be stayed for an interim period. Should the revised NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

     OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total estimated rent obligations for fiscal year 2000 are approximately $90 million, of which approximately $46.3 million was paid in the six months ended March 31, 2000. In connection with its review of its portfolio of facilities, the Company anticipates divesting itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations and Year 2000 compliance. The Company estimates that total capital expenditures for the year ending September 30, 2000 will be approximately $38 million, of which approximately $19.6 million was spent in the six months ended March 31, 2000.

     The Company has a lease arrangement, originally providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program historically has allowed the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At March 31, 2000, approximately $66.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease under GAAP. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million. At June 30, 1999, September 30, 1999 and December 31, 1999, the Company was in violation of certain of these financial covenants and ceased making rent payments under the Synthetic Lease in November 1999. Notwithstanding the expiration of the temporary forbearance by the lessor and its lenders against exercising remedies with respect to such events of default, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with respect to any defaults that may exist under the Synthetic Lease. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities. FBTC Leasing Corp., the Company and the Agent for the Synthetic Lenders signed and filed a stipulation agreeing that the Synthetic Lease transaction will be treated as a secured financing rather than a true lease for purposes of the reorganization of the Company Debtors.

     The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company. See "-Legal Proceedings."

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

     Due to the existence of financial covenant defaults under the Senior Credit Facility as of June 30, 1999, September 30, 1999 and December 31, 1999, and the payment defaults referred to above, the Company has not been able to satisfy the borrowing conditions under the Revolving Credit Facility. Under the terms of the Company DIP Orders and the Company DIP Financing, up to $100.0 million is available to fund the Company operations of the Company Debtors, subject to satisfaction of the conditions set forth in the documents pertaining to the Company DIP Financing, including borrowing base requirements.

     The revolving loan commitment under the Mariner Health Senior Credit Facility terminated, and the Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility matured on January 3, 2000. Under the terms of the Mariner Health DIP Orders and the Mariner Health DIP Financing, up to $40.0 million is available under the tranche A loan commitment to fund Mariner Health's operations.

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

CAUTIONARY STATEMENTS

     Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contains information concerning the Company's plan to restructure its debt obligations and other financial commitments. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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

       (x) There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company's financial position.

              In addition, the Company's Chapter 11 Filings may disrupt its operations and may result in a number of other operational difficulties, including the following:

       (a) The Company's ability to access capital markets will likely be limited;

       (b) The Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

       (c) The Company may be unable to retain top management and other key personnel;

       (d) The Company may experience a reduction in the census at its skilled nursing facilities and hospitals; and

       (e) Suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has in the past entered into interest rate swap agreements (the "Swap Agreements") to manage interest rate risk. The Swap Agreements effectively converted a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. On August 13, 1999, two Swap Agreements, each with a notional amount of $20 million, were terminated at a loss to the Company of $100,000. The Company's one remaining Swap Agreement with a notional amount of $20.0 million was terminated effective October 27, 1999 at no cost to the Company.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

       None.

  ITEM 5. OTHER INFORMATION

       None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Final Order Authorizing Debtors to Obtain Post-Petition Financing and to Utilize Cash Collateral and Granting Adequate Protection to Pre-Petition Secured Parties (entered 3/20/00).

         10.2 Order Approving Assumption of Unexpired Leases and Lease Amendment Agreement With Mid-South Health Care Associates (entered 3/30/00)

         10.3 Order on Motion for Order Approving Assumption of Unexpired Leases, Lease Guaranty and Lease Amendments, as Consensually Amended, with Premier Properties of South Carolina and Village Green Convalescent Center, Inc.(entered 3/30/00)

         27       Financial Data Schedule

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

                                   MARINER POST-ACUTE NETWORK, INC.
                                   (Registrant)

                                   By: /s/ George D. Morgan
                                      ---------------------
                                      George D. Morgan
                                      Executive Vice President,
                                      Chief Financial Officer

                                   By: /s/ William C. Straub
                                      ----------------------
                                      Vice President, Controller,
                                      and Chief Accounting Officer


Date: May 15, 2000