Form 10-Q
period 2000-06-30
MARINER POST ACUTE NETWORK INC
filed 2000-08-14
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of August 11, 2000.

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

                                    FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                                     PAGE

   PART I - FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements                               1

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    21

     Item 3. Quantitative and Qualitative Disclosure About Market Risk                38

   PART II - OTHER  INFORMATION

     Item 1. Legal Proceedings                                                        39

     Item 2. Changes in Securities and Use of Proceeds                                39

     Item 3. Defaults Upon Certain Securities                                         39

     Item 4. Submission of Matters to a Vote of Security Holders                      39

     Item 5. Other Information                                                        39

     Item 6. Exhibits and Reports on Form 8-K                                         40

     SIGNATURE PAGE

PART 1     FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                         THREE MONTHS                        NINE MONTHS
                                                        ENDED JUNE 30,                      ENDED JUNE 30,
                                               ---------------------------------   ---------------------------------
                                                       2000            1999                 2000              1999
                                               ---------------------------------   ---------------------------------
Net revenues                                     $    532,534   $      487,135     $    1,611,254   $    1,774,525

Costs and expenses:
    Salaries and wages                                257,293          264,041            771,383          802,428
    Employee benefits                                  52,309           49,055            165,060          159,342
    Nursing, dietary and other supplies                31,901           32,229             96,749           96,109
    Ancillary services                                 55,538           92,304            186,125          323,487
    General and administrative                         81,329           85,569            241,821          252,055
    Rent                                               22,837           26,955             69,112           80,674
    Depreciation and amortization                      18,638           33,636             44,275           96,745
    Provision for bad debts                            14,842           12,816             29,937           91,439
    Indirect merger and other expenses                    374           17,622              8,785           24,736
    Loss (gain) on disposal of assets                  (1,527)         231,549             (1,397)         231,549
                                               ---------------------------------   ---------------------------------
                                                      533,534          845,776         1,6011,850        2,158,564
                                               ---------------------------------   ---------------------------------
Operating loss                                         (1,000)        (358,641)              (596)        (384,039)

Interest expense (income), net
    (Contractual interest for the three and
     nine months ended June 30, 2000 was
     $62,118 and $179,202, respectively)               (2,279)          47,963             57,735          139,176
                                               ---------------------------------   ---------------------------------
Income (loss) before reorganization items,
     income taxes and minority interest                 1,279         (406,604)           (58,331)        (523,215)

Reorganization items                                   (8,053)               -              4,384                -
                                               ---------------------------------   ---------------------------------
Income (loss) before income taxes and
     minority interest                                  9,332         (406,604)           (62,715)        (523,215)

Provision for income taxes                                  -                -                  -            1,000
                                               ---------------------------------   ---------------------------------
Income (loss) before minority interest                  9,332         (406,604)           (62,715)        (524,215)

Minority interest                                        (729)             880               (952)             715
                                               ---------------------------------   ---------------------------------
Net income (loss)                                $      8,603   $     (405,724)    $      (63,667)  $     (523,500)
                                               =================================   =================================

Net income (loss) per share - basic and diluted  $       0.12   $        (5.51)    $        (0.86)  $        (7.13)
                                               =================================   =================================


   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                                       JUNE 30,     SEPTEMBER 30,
                                                                                         2000            1999
                                                                                    --------------------------------
                                                                                     (unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                       $      136,896  $       71,817
    Receivables, net of allowances of $110,272 and $87,066                                 317,267         307,571
    Notes receivable, net                                                                    5,640           3,259
    Supplies                                                                                20,502          22,866
    Prepaid and other current assets                                                        46,258          36,143
                                                                                    --------------------------------
       Total current assets                                                                526,563         441,656

Property and equipment, net of accumulated depreciation of $354,583 and $333,708           468,405         459,553
Goodwill, net                                                                              218,401         247,353
Restricted investments                                                                      35,784          69,188
Other assets, net                                                                           18,566          57,221
                                                                                    --------------------------------
                                                                                    $    1,267,719  $    1,274,971
                                                                                    ================================
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable and current maturities of long-term debt                          $            -  $    2,028,226
    Accounts payable                                                                        79,074         134,829
    Accrued compensation                                                                   151,159         111,395
    Other current liabilities                                                               69,911         113,121
                                                                                    --------------------------------
       Total current liabilities                                                           300,144       2,387,571

Liabilities subject to compromise                                                        2,356,460               -
Long-term debt, net                                                                              -         113,618
Long-term insurance reserves                                                                25,097          80,899
Other liabilities                                                                           31,196          78,902
                                                                                    --------------------------------
       Total liabilities                                                                 2,712,897       2,660,990

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued                                                                         -               -
    Common stock, $.01 par value; 500,000,000 shares authorized;
        73,688,379 shares issued                                                               737             737
    Capital surplus                                                                        980,952         980,952
    Accumulated deficit                                                                 (2,425,060)     (2,361,393)
    Accumulated other comprehensive loss                                                    (1,807)         (6,315)
                                                                                    --------------------------------
       Total stockholders' equity (deficit)                                             (1,445,178)     (1,386,019)
                                                                                    --------------------------------
                                                                                    $    1,267,719  $    1,274,971
                                                                                    ================================


   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                    --------------------------------
                                                                                         2000            1999
                                                                                    --------------------------------
Cash flows from operating activities:
    Net loss                                                                        $      (63,667) $     (523,500)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
          Depreciation and amortization                                                     44,275          96,745
          Interest accretion on Senior Notes                                                13,178          15,819
          Equity earnings/minority interest                                                    952            (715)
          Reorganization items                                                               4,384               -
          Provision for bad debts                                                           29,937          91,439
          Change in estimate related to reduction in revenue                                     -          94,433
          (Gain) loss on disposal of assets                                                 (1,397)        231,549
    Changes in operating assets and liabilities:
          Receivables                                                                      (41,007)        (17,805)
          Supplies                                                                           1,991             794
          Prepaid and other assets                                                          (8,021)         57,001
          Accounts payable                                                                  12,845         (35,974)
          Accrued liabilities and other current liabilities                                 98,048         (19,812)
          Long-term insurance reserves                                                     (11,943)        (18,853)
          Other                                                                             (3,320)         (8,662)
                                                                                    --------------------------------
Net cash provided by (used in) operating activities before reorganization costs             76,255         (37,541)
    Payment of reorganization costs, net                                                   (15,989)              -
                                                                                    --------------------------------
Net cash provided by (used in) operating activities                                         60,266         (37,541)

Cash flows from investing activities:
    Purchases of property and equipment                                                    (23,033)        (55,796)
    Proceeds from sale of assets                                                             8,594          11,090
    Restricted investments                                                                  22,154          11,329
    Net collections on notes receivable                                                        421           3,390
    Other                                                                                        -           9,017
                                                                                    --------------------------------
Net cash provided by (used in) investing activities                                          8,136         (20,970)

Cash flows from financing activities:
    Net draws under prepetition credit line                                                 12,702         205,470
    Repayment of prepetition long-term debt                                                (12,667)        (43,131)
    Deferred financing fees                                                                      -          (3,838)
    Other                                                                                   (3,358)              4
                                                                                    --------------------------------
Net cash (used in) provided by financing activities                                         (3,323)        158,505

                                                                                    --------------------------------
Increase in cash and cash equivalents                                                       65,079          99,994

Cash and cash equivalents, beginning of period                                              71,817           3,314

                                                                                    --------------------------------
Cash and cash equivalents, end of period                                            $      136,896  $      103,308
                                                                                    ================================

   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     Mariner Post-Acute Network, Inc. (the "Company") provides post-acute health care services, primarily through the operation of its skilled-nursing facilities. At June 30, 2000, the Company's significant operations consisted of
(i) approximately 360 inpatient and assisted living facilities containing approximately 43,000 beds; (ii) approximately 37 institutional pharmacies servicing more than 1,000 long-term care centers; and (iii) 12 long-term acute care hospitals with approximately 700 licensed beds. In addition, the Company has limited physician management operations. The Company operates in 25 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

     On January 18, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries ("the Company Debtors"), including Mariner Health Group, Inc. ("Mariner Health") and its subsidiaries (the "Mariner Health Debtors"), filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated (see Note 2). The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act of 1997 (the "Balanced Budget Act").

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results, and, except for the costs described in Notes 2 and 5, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The accompanying condensed consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

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

   NET REVENUES

     Net revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors. A summary of approximate net revenues by payor type is as follows (in thousands):

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                    ----------------------------------------------------------------
                                                         2000            1999            2000            1999
                                                    ----------------------------------------------------------------
Medicaid                                            $      265,694  $      234,799  $      803,062  $      770,144
Medicare                                                   132,958         115,451         395,899         448,955
Private and other                                          133,882         136,885         412,293         555,426
                                                    ----------------------------------------------------------------
                                                    $      532,534  $      487,135  $    1,611,254  $    1,774,525
                                                    ================================================================

   GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis over the estimated useful lives of the related assets. The Company periodically re-evaluates goodwill and other intangibles and makes any adjustments, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has changed. During the quarter ended December 31, 1999, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 years to 20 years. The net effect of such change was a charge of $1.6 million and $4.2 million or $0.02 per share and $0.06 per share for the three and nine months ended June 30, 2000, respectively.

   RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.


NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   REORGANIZATION

     As previously disclosed, on January 18, 2000, the Company, Mariner Health and substantially all of their respective subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the "Chapter 11 Proceedings").

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     While the Chapter 11 Filings constituted a default under the Company's and such subsidiaries' various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts and unexpired leases, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and unexpired leases and final decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are still pending.

     In connection with the Chapter 11 Filings, the Company obtained a commitment for $100.0 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank ("Chase"). Mariner Health also obtained a commitment for $50 million in DIP financing (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings") from a group of banks led by PNC Bank, National Association ("PNC") (see Note 3).

     On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities at June 30, 2000 are classified in the condensed consolidated balance sheet as liabilities subject to compromise. The Company has been and intends to continue to pay postpetition claims of all vendors and providers in the ordinary course of business.

     The Company and Mariner Health intend to develop separate plans of reorganization (respectively, the "Company Plan of Reorganization" and the "Mariner Plan of Reorganization" and collectively, the "Plans of Reorganization") through negotiations with their respective key creditor constituencies including their respective senior bank lenders and official unsecured creditors committees. A substantial portion of prepetition liabilities are subject to settlement under each of the Plans of Reorganization to be submitted respectively by the Company and Mariner Health. Each of the Plans of Reorganization must be voted upon by each impaired class of creditors of the Company and approved by the Bankruptcy Court. No assurance can be given regarding the timing of such Plans of Reorganization, the likelihood that such plans will be developed, or the terms on which such plans may be conditioned. In addition, there can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims, confirmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company; the same is true for Mariner Health if the Mariner Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and Mariner Health's exclusive right to file and solicit acceptance of a plan of reorganization ends. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

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

     A summary of the principal categories of claims classified as liabilities subject to compromise at June 30, 2000 are as follows (in thousands):


Long-term debt:
    Senior credit facilities:
      Senior Credit Facility                                  $      914,127
      Mariner Health Senior Credit Facility                          233,834
      Mariner Health Term Loan Facility                              192,439

    Subordinated debt:
       Senior Subordinated Notes                                     274,039
       Senior Subordinated Discount Notes                            217,181
       Mariner Health Senior Subordinated Notes                      103,130

    Other, including capital lease obligations                       216,026

                                                              ----------------
                                                                   2,150,776

Accounts payable                                                      73,460

Accrued interest                                                      80,327

Other accrued liabilities                                             83,386

Deferred loan costs                                                  (31,489)

                                                              ----------------
                                                              $    2,356,460
                                                              ================


     Approximately $2.3 billion of liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Filings had not been filed.

     In accordance with SOP 90-7, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000. Contractual interest for the three month and nine month periods ended June 30, 2000 was $62.1 million and $179.2 million, respectively, which is $62.1 million and $112.0 million in excess of interest expense included in the accompanying condensed consolidated financial statements for the three month and nine month periods ended June 30, 2000, respectively.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   CHANGE IN ACCOUNTING ESTIMATES

     In the three months ended June 30, 1999, the Company recorded $94.4 million of adjustments to reduce the estimated amount due from third party payors, of which $11.7 million was recorded to reduce the estimated amount receivable from cost reports filed or settled during the period.

     The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries through the intermediaries' reopening of certain Mariner Health cost reports. These reopenings were to incorporate adjustments that reduced the allowable costs of rehabilitation therapy services furnished to the Mariner Health facilities by Mariner Health's rehabilitation subsidiaries. At June 30, 1999, Mariner Health had received revised notices of program reimbursement ("NPRs") for approximately fifty 1995 and 1996 cost reports of its facilities which resulted in reductions in reimbursable cost of approximately $16.9 million. The Company is vigorously disputing the intermediaries' overpayment determinations through the appeal process; however, a favorable outcome cannot be assured at this time.

     In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with the Healthcare Financing Administration ("HCFA") and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. As of June 30, 2000, all payments have been made. The intermediary has notified Mariner Health that it intends to issue NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. As part of the Chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for other than the current cost reporting years for the pendancy of Mariner Health's DIP obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

     The loss per share of this $94.4 million change in estimate was approximately ($1.28) and ($1.29) for the three and nine months ended June 30, 1999, respectively.


NOTE 3 - DEBT

   PREPETITION DEBT

     Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of its debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as current liabilities at September 30, 1999 and as liabilities subject to compromise at June 30, 2000.

     The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries and are secured by

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Company's debt facilities. Unlike other subsidiaries of the Company (the "Non-Mariner Subsidiaries"), Mariner Health and its subsidiaries neither guarantee the Company's obligations under the Company's debt facilities nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and its subsidiaries are not subject to the covenants contained in the Company's debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Subsidiaries.

     No interest has been paid or accrued on prepetition indebtedness since the Petition Date and no principal payments have been made since such time with the exception of repayments made against the Senior Credit Facility as adequate protection payments pursuant to the Final Company DIP Order (as defined), resulting from the application of 75% of net cash proceeds received from the sales of certain facilities and other assets (see Note 6), and notional amounts related to certain other indebtedness, including capital equipment leases.

   DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY

     In connection with the Chapter 11 Filings, the Company entered into a $100.0 million debtor-in-possession financing agreement (the "Company DIP Credit Agreement") with a group of banks (the "Company DIP Lenders") led by Chase. On March 20, 2000 the Bankruptcy Court granted final approval (the "Final Company DIP Order,") of the Company DIP Financing.

     The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final Company DIP Order or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

     The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company - Other Factors Affecting Liquidity and Capital Resources") (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final Company DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

     The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for the subsidiaries (the "Omega Debtors") which operate those sixteen facilities which are mortgaged to Omega Healthcare Investors, Inc. which guarantee is limited to the negative cash flows of the debtors, pursuant to the Company DIP Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superiority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors. The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debts replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patients census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in Chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company Debtors to use cash collateral to fund operations. At June 30, 2000, there were no outstanding borrowings under the Company DIP Credit Agreement.

   DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH

     Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries, were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of up to $50.0 million of the Mariner Health DIP Financing (the "Final Mariner Health DIP Order").

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. Borrowings under the tranche B loan require the approval of lenders holding at least 75% of the credit exposure under the Mariner Health DIP Credit Agreement. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

     Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the "base rate" of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points for tranche A and 300 basis points for tranche B. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to tranche A loans and tranche B loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

     The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date, which is defined as the first to occur of (i) January 19, 2001; (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors;
(iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization; (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     As provided in the Final Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the February 16 Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court.. The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the February 16 Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in Chapter 11 and to operate as a going concern. Included among the events of default is the termination of the Mariner Health Debtor's exclusive right to file a plan or plans of reorganization in any of their Chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders; the Marnier Health exclusivity period currently is scheduled to expire on August 18, 2000. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At June 30, 2000, there were no outstanding borrowings under the Mariner Health DIP Credit Agreement.

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


NOTE 4 - INDIRECT MERGER AND OTHER EXPENSES

     For the nine months ended June 30, 2000, indirect merger and other expenses totaled approximately $8.8 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness prior to the Petition Date, approximately $2.5 million of costs incurred related to the closure of its therapy business and $0.7 million of other expenses.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     For the nine months ended June 30, 1999, indirect merger and other expenses totaled approximately $24.7 million and included approximately $14.1 million of costs related to the Mariner Health merger and other operating costs incurred to reduce overhead, approximately $3.5 million of costs incurred related to the closure of its therapy business and approximately $7.1 million of other expenses.

NOTE 5 - REORGANIZATION ITEMS

     Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the condensed consolidated statements of operations for the three and nine months ended June 30, 2000 consist of the following (in thousands):

                                                                     THREE MONTHS    NINE MONTHS
                                                                       ENDED            ENDED
                                                                   JUNE 30, 2000    JUNE 30, 2000
                                                                  --------------------------------
Professional fees                                                 $        4,223    $     12,665
DIP financing fees                                                             -           2,852
Other reorganization costs                                                   234           1,659
Net gain on divestitures                                                 (10,988)        (10,988)
Gain on settlement of prepetition accounts payable                          (428)           (617)
Interest earned on accumulated cash resulting from
   Chapter 11 Filings                                                     (1,094)         (1,187)
                                                                  ---------------- ---------------
                                                                  $       (8,053)   $      4,384
                                                                  ================ ===============


NOTE 6 - DIVESTITURES

   FISCAL YEAR 2000 DIVESTITURES

       The Company, through its GranCare subsidiaries leased twenty-two facilities from Senior Housing Properties Trust ("SHPT") and its wholly-owned subsidiary SPTMNR Properties Trust ("SPTMNR"), which succeeded to the interests of Health and Retirement Properties Trust ("HRPT") to various agreements, (collectively, the "SNH Entities"). On June 30, 2000, the Company, SPTMNR and SHPT executed a settlement agreement (the "SNH Settlement"), which was approved by the Bankruptcy Court on May 10, 2000, whereby: (a) the Company obtained fee simple ownership of five facilities of the SNH health care portfolio which the Company had previously leased in the past, along with the seventeen other facilities described in clause (b); (b) seventeen facilities leased by the Company and related personal property were assigned to affiliates of the SNH Entities; (c) a cash collateral deposit of $15 million and shares of HRPT and SPTMNR stock, with a market value of $7.2 million, were retained by the SNH Entities; and (d) the Company agreed to manage the seventeen facilities transferred to the SNH Entities during a transition period that is expected to last less than six months. Upon termination of the management agreement, the Company will have no further relationship with or obligations to the SNH Entities. As a result of the settlement, the Company realized a net gain of approximately $10.0 million which is included as part of the Company's net gain on divestitures and included in the accompanying condensed consolidated statements of operations as reorganization items.

     During the quarter ended December 31, 1999, the Company completed the sale of certain facilities and other assets which resulted in a net gain on sale of approximately $1.4 million. In addition, during the period from the Petition Date through June 30, 2000, the Company also completed the sale of other facilities and assets which

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


resulted in a net gain of approximately $0.3 million. The Company also divested itself of certain leased and managed properties during the quarter ended June 30, 2000. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

     The Company also disposed of its remaining home health operations during the nine months ended June 30, 2000 and recorded a net gain on divestiture of approximately $0.7 million.

   FISCAL YEAR 1999 DIVESTITURES

     Effective May 31, 1999, the Company terminated all of its contracts to provide therapy services, other than contracts to provide therapy services to hospitals, to both unaffiliated third-parties and to the Company's skilled nursing facilities. As a result of the contract terminations and the closure of the therapy business, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million during the three months ended June 30, 1999 which is included in the accompanying condensed consolidated statements of operations as loss (gain) on disposal of assets.


NOTE 7 - COMPREHENSIVE INCOME

     Comprehensive income (loss) includes net loss, as well as charges and credits to stockholders' equity (deficit) not included in net loss. The components of comprehensive income (loss), net of income taxes, consist of the following (in thousands):

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   -----------------------------------------------------------------
                                                        2000            1999            2000             1999
                                                   --------------- ---------------- ----------------- ----------------
Net income (loss)                                  $        8,603  $     (405,724)   $      (63,667)  $     (523,500)

Net unrealized losses on available-for-sale
    securities                                             (4,751)           (896)           (4,931)          (3,144)
Realization of losses on available-for-sale
    securities                                              9,439              -              9,439                -

                                                   --------------- ----------------- ---------------- ----------------
Comprehensive income (loss)                        $       13,291  $     (406,620)   $      (59,159)  $     (526,644)
                                                   =============== ================= ================ ================

     Accumulated other comprehensive loss, net of income taxes, is comprised of net unrealized losses on available-for-sale securities of $1,807 and $6,315 at June 30, 2000 and September 30, 1999, respectively.


NOTE 8 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share":

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   -----------------------------------------------------------------
                                                        2000            1999            2000             1999
                                                   -----------------------------------------------------------------

Numerator for basic and diluted loss per share:

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



    Net income (loss)                              $        8,603  $     (405,724)  $      (63,667) $     (523,500)
                                                   =================================================================

Denominator:
    Denominator for basic loss per share -
       weighted average shares                             73,688          73,581           73,688          73,380

    Effect of dilutive securities - stock options               -               -                -               -
                                                   -----------------------------------------------------------------
    Denominator for diluted loss per share -
       adjusted weighted average shares and
        assumed conversions                                73,688          73,581           73,688          73,380
                                                   =================================================================

Basic and diluted income (loss) per share:
    Net income (loss) per share                     $        0.12    $      (5.51)  $        (0.86) $        (7.13)
                                                   =================================================================


NOTE 9 - INCOME TAXES

     The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's losses.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

     On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Oral Argument has been set for January 18, 2000. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. However, the Company did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

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

     On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X-Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are that
(i) the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and (ii) the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 million to $7.2 million. The Company is vigorously contesting all claims and filed two motions to dismiss on behalf of its subsidiaries on November 23, 1998. The United States has agreed to the motion to dismiss GranCare as a party. The Court has heard a motion to dismiss the Civil False Claims Act and other claims against International X-Ray. The Company is awaiting the Court's decision. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted Defendant, Donald C. Beaver's, Motion to Dismiss on December 6, 1999. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. However, an amended complaint was filed and Donald C. Beaver is attempting to remove this action from the Bankruptcy Court. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

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

         On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by producing documents responsive to an administrative subpoena and allowing certain employee

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators' complaint. In accordance with the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. The Company intends vigorously to defend this action.

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


NOTE 11 - SEGMENT INFORMATION

     The following tables exhibit the segment reporting of the Company for the three and nine months ended June 30, 2000 and 1999 (in thousands):

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                    ----------------------------------------------------------------
                                                         2000            1999            2000            1999
                                                    ----------------------------------------------------------------
Revenues from external customers:
    Nursing home services                           $      474,915  $      371,010  $    1,419,205  $    1,354,639
    Pharmacy services                                       56,319          68,325         184,716         216,241
    Other                                                    1,300          13,580           7,333          42,040
    Therapy (segment disposed of)                                -          34,220               -         161,605
                                                    ----------------------------------------------------------------
                                                    $      532,534  $      487,135  $    1,611,254  $    1,774,525
                                                    ================================================================


Intersegment revenues:
    Pharmacy services                               $       13,415  $       14,912  $       39,676  $       39,782
    Other                                                       71             529             214           1,861
    Therapy (segment disposed of)                                -          21,350               -          99,278
                                                    ----------------------------------------------------------------
                                                    $       13,486  $       36,791  $       39,890  $      140,921
                                                    ================================================================


                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                    ----------------------------------------------------------------
                                                         2000            1999            2000            1999
                                                    ----------------------------------------------------------------
Net income (loss):
    Nursing home services                           $       52,960  $      (61,251) $      137,678  $       (7,524)
    Pharmacy services                                          909          (4,992)         (1,957)          7,226
    Other                                                   (5,186)         (1,139)         (6,171)           (956)
    Therapy (segment disposed of)                             (375)       (237,532)         (1,746)       (236,548)
                                                    ----------------------------------------------------------------
                                                    $       43,308  $     (304,914) $      127,804  $     (237,802)
                                                    ================================================================


                                                                                                        JUNE 30,
                                                                                                          2000
                                                                                                    ----------------
Assets:
    Nursing home services                                                                           $    1,041,719
    Pharmacy services                                                                                      110,241
    Other                                                                                                   59,687
    Therapy (segment disposed of)                                                                           32,331

                                                                                                    ----------------
                                                                                                    $    1,243,978
                                                                                                    ================

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The following tables reconcile the Company's segment reporting to the totals on the Company's condensed consolidated financial statements for the three and nine months ended June 30, 2000 and 1999 (in thousands):

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                    ----------------------------------------------------------------
                                                         2000            1999            2000            1999
                                                    ----------------------------------------------------------------
Revenues:
    External revenues for reportable segments       $      532,534  $      487,135  $    1,611,254  $    1,774,525
    Intersegment revenues for reportable segments           13,486          36,791          39,890         140,921
    Elimination of intersegment revenue                    (13,486)        (36,791)        (39,890)       (140,921)

                                                    ----------------------------------------------------------------
Consolidated revenues                               $      532,534  $      487,135  $    1,611,254  $    1,774,525
                                                    ================================================================

Net income (loss):
    Net income (loss) for reportable segments       $       48,308  $     (304,914) $      127,804  $     (237,802)
    Corporate overhead                                     (39,705)       (100,810)       (191,471)       (285,698)

                                                    ----------------------------------------------------------------
Consolidated net income (loss)                      $        8,603  $     (405,724) $      (63,667) $     (523,500)
                                                    ================================================================


                                                                                                       JUNE 30,
                                                                                                         2000
                                                                                                    ----------------
Assets:
    Assets for reportable segments                                                                  $    1,243,978
    Corporate overhead                                                                                   1,463,581
    Elimination of intersegment assets                                                                  (1,439,840)

                                                                                                    ----------------
                                                                                                    $    1,267,719
                                                                                                    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

     The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled nursing facilities. As of June 30, 2000, the Company's significant operations consist of
(i) approximately 360 inpatient and assisted living facilities containing approximately 43,000 beds; (ii) approximately 37 institutional pharmacies servicing more than 1,000 long-term care centers; and (iii) 12 long-term acute care hospitals with approximately 700 licensed beds. In addition, the Company has limited physician management operations. The Company operates in 25 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

     Historically, the Company also (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to over 1,200 inpatient healthcare facilities throughout the United States; (ii) operated approximately 170 outpatient rehabilitation therapy clinics in eighteen states; (iii) managed specialty medical programs in acute-care hospitals through more than 100 hospital relationships in nineteen states (the Company had exited this line of business as of March 31, 2000); and
(iv) operated more than thirty home health, hospice and private duty nursing branches in seven states (the "Divested Businesses"). Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act of 1997 (the "Balanced Budget Act"), these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been divested or closed.

     On January 18, 2000, the Company and substantially all of its subsidiaries (the "Company Debtors"), including Mariner Health and its subsidiaries (the "Mariner Health Debtors"), filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern.

     The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the Company DIP Financing, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. Any plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the condensed consolidated financial statements (see Notes 2 and 3 of the condensed consolidated financial statements).

     During the quarter ended June 30, 2000, the Company divested itself of approximately 24 owned, leased and managed skilled nursing facilities. The net results of these divestitures are expected to have a positive effect on operating results (see Note 6 of the condensed consolidated financial statements).

     At June 30, 2000, working capital was approximately $226.4 million as compared to a working capital deficiency of approximately ($1.9) billion at September 30, 1999. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities, accrued interest and other related liabilities from current liabilities at September 30, 1999 to liabilities subject to compromise at June 30, 2000 in accordance with the requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     The following discussion and analysis should be read in conjunction with the business segment data in Note 11 of the condensed consolidated financial statements.

   GENERAL

     The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The Company's percentage of total net patient revenues derived from Medicare and Medicaid programs were 25.0% and 49.9%, respectively, for the quarter ended June 30, 2000. The Federal Medicare program restricts inpatient coverage to patients who require skilled care. State-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources. Private payors accounted for 25.1% of the Company's total net patient revenues for the quarter ended June 30, 2000.

     The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to the Prospective Payment System ("PPS"), generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination (see "-Liquidity and Capital Resources"). Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "-Liquidity and Capital Resources." As part of the bankruptcy process the Company, Mariner Health and their subsidiaries are engaged in discussions with the HealthCare Financing Administration ("HCFA") to potentially settle some or all matters related to historical cost-based reimbursement. It is not possible to estimate as yet whether this process will result in material differences of amounts previously recorded or the effects on future cash flows.

   RESULTS OF OPERATIONS

     Revenues from nursing home operations accounted for $474.9 million and $1,419.2 million of the Company's $532.5 million and $1,611.3 million total revenues for the three and nine months ended June 30, 2000, respectively. Nursing home revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix in the Company's long-term care facilities. Weighted average occupancy, as identified in the following table increased by 1.5% and decreased by (0.3)% over the comparable three and nine month periods from 1999 to 2000.

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                             -----------------------------------------------------
                                                  2000         1999          2000        1999
                                             -----------------------------------------------------
  Weighted average licensed bed count            45,592       48,139        46,247      48,141
  Weighted average number of residents           39,355       40,808        39,696      41,456
  Weighted average occupancy                     86.3%        84.8%         85.8%       86.1%

     Payor mix is the source of payment for the services provided and consists of private pay, Medicare and Medicaid. Private pay includes revenues from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years and management is preparing the Company's infrastructure for more managed care contracting. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the PPS for the Part A Medicare system and fee screen schedules and therapy caps for Part B Medicare patients that began on January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the old payment methodology. These Medicare changes drove the Company's decision to terminate its contracts to provide therapy services during the third fiscal quarter of 1999 and to liquidate that line of business. In June of 1999 the Company's nursing homes were able to internally employ therapists to provide services which were previously contracted. See "-Liquidity and Capital Resources". The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated.

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                             -----------------------------------------------------
                                                  2000         1999          2000        1999
                                             -----------------------------------------------------
  Private and other                              25.1%        28.1%         25.6%       31.3%
  Medicare                                       25.0%        23.7%         24.6%       25.3%
  Medicaid                                       49.9%        48.2%         49.8%       43.4%

     The combined mix of private/other and Medicare revenue was 50.1% and 50.2% for the three and nine month periods ended June 30, 2000, respectively, as compared to 51.8% and 56.6% for the same periods in 1999. The net revenues from the non-nursing home operations are primarily reimbursed by facility providers which are considered private pay sources. The impact of decreased therapy revenue resulting from the Company exiting the business of providing therapy services to unaffiliated third parties has decreased the percentage of private revenue for the Company. As of June 30, 1999, all of the Company's nursing homes had converted to PPS based Medicare payments which has influenced the comparison of revenue mix between the three and nine month periods ended June 30, 1999 and 2000. See "-Liquidity and Capital Resources".

     Costs and expenses, excluding depreciation and amortization, indirect merger and other expenses, and loss (gain) on disposal of assets primarily consist of salaries, wages, and employee benefits. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company and its lines of business.

   SEASONALITY

     The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.

   THIRD QUARTER FISCAL 2000 COMPARED TO THIRD QUARTER FISCAL 1999

     Net revenues comprising nursing home and non-nursing home operations totaled $532.5 million for the quarter ended June 30, 2000, an increase of $45.4 million or 9.3%, as compared to the same period for fiscal 1999. Nursing home operations accounted for $103.9 million of the revenue increase mainly as a result of a reduction in revenues during the quarter ended June 30, 1999 of $94.4 million. The reduction resulted from a change in estimate to reduce the estimated amount due from third-party payors. This change in estimate included $11.7 million to reduce the estimated amount receivable from cost reports filed or settled during the period. The remaining $82.7 million was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries through the May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and 1997. Excluding the change in estimate, net revenues from nursing home operations increased 2.0%. This increase was a result of favorable rate variances, primarily with Medicaid and Medicare Part B, for the quarter ended June 30, 2000 as compared to the same period for fiscal 1999.

     Revenues for non-nursing home operations, which consist principally of pharmacy services for the three months ended June 30, 2000 and consisted principally of pharmacy and therapy services for the three months ended June 30, 1999, decreased by $58.5 million. This decrease consisted of $34.2 million as a result of the termination of all contracts to provide therapy services to unrelated third parties effective May 31, 1999 and the divestiture or closure of the Divested Businesses. In addition there was a $12.0 million revenue decrease for pharmacy services compared to the same period for fiscal 1999. The pharmacy revenue decrease was the result of a reduction in the number of beds being served.

     Indirect merger and other expenses totaled $0.3 million for the quarter ended June 30, 2000, a decrease of $17.2 million or 97.9% as compared to the same period fiscal 1999. The decrease was primarily the result of costs incurred during fiscal 1999 related to the Mariner Health Merger, costs resulting from the closure of the therapy business and other operating costs incurred to reduce overhead.

     Costs and expenses, excluding indirect merger and other expenses, depreciation and amortization expenses, and loss (gain) on disposal of assets, totaled $507.5 million for the quarter ended June 30, 2000, a decrease of $55.4 million or 9.8% as compared to the same period for fiscal 1999. The decrease was primarily the result of a decrease in ancillary services expense of $36.8 million. The decrease in this cost category was primarily attributable to the Company significantly reducing overhead costs and the loss of the Divested Businesses.

     For the three months ended June 30, 2000, depreciation and amortization costs were $18.6 million, a decrease of $15.0 million from the prior year comparable period. This decrease was principally the result of the Company recording an impairment charge of $995.9 million in the fourth quarter of fiscal year 1999.

     Provision for bad debts totaled $14.8 million, an increase of $2.0 million for the quarter ended June 30, 2000. The increase is attributed to additional provision for receivables retained from the sale of the Company's home health operations in fiscal 2000.

     Loss (gain) on disposal of assets decreased $233.1 million as compared to the same period for fiscal 1999. The decrease is attributable to the fact that during the three months ended June 30, 1999, the Company terminated all of its contracts to provide therapy services, other than contracts to provide therapy services to hospitals, to both unaffiliated third-parties and to the Company's skilled nursing facilities which resulted in a loss on the disposal of the goodwill associated with the therapy business of $228.5 million.

     For the three months ended June 30, 2000, interest expense, net of interest income totaled approximately $(2.3) million, a decrease of $50.2 million. The Company stopped recording interest expense relating to its debt facilities effective January 18, 2000 in accordance with the requirements of SOP 90-7.

     Reorganization items related to the Chapter 11 proceedings of ($8.1) million for the quarter ended June 30, 2000 includes $4.2 million in professional fees, $0.2 million of other reorganization costs and ($11.0) million of net gains on divestitures, which are partially offset by interest income earned on accumulated cash resulting from the Chapter 11 filings of $1.1 million and gains on settlement of prepetition accounts payable of $0.4 million.

   FISCAL 2000 YEAR TO DATE COMPARED TO FISCAL 1999 YEAR TO DATE

     Net revenues comprising nursing home and non-nursing home operations totaled $1,611.3 million for the nine months ended June 30, 2000, a decrease of $16.3 million or 9.2%, as compared to the same period for fiscal 1999. Nursing home operations increased $64.6 million or 4.8%, as compared to the same period for fiscal 1999, mainly as a result of a reduction in revenues during the quarter ended June 30, 1999 of $94.4 million. The reduction resulted from a change in estimate to reduce the estimated amount due from third-party payors. This change in estimate included $11.7 million to reduce the estimated amount receivable from cost reports filed or settled during the period. The remaining $82.7 million was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries through the May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and 1997. Excluding the change in estimate Excluding the change in estimate, net revenues from nursing home operations decreased 2.1% as a result of implementing PPS beginning July 1, 1998 through April 1, 1999, causing significantly reduced Medicare revenues.

     Revenues for non-nursing home operations, which consist principally of pharmacy services for the nine months ended June 30, 2000 and consisted principally of pharmacy and therapy services for the nine months ended June 30, 1999, decreased by $227.8 million. This decrease consisted of $161.6 million as a result of the termination of all contracts to provide therapy services to unrelated third parties effective May 31, 1999 and the divestiture or closure of the Divested Businesses. In addition there was a $31.5 million revenue decrease for pharmacy services compared to the same period for fiscal 1999. The pharmacy revenue decrease was the result of a reduction in the number of beds being served as well as lower revenues attributable to the loss of a contract to provide respiratory services.

     Indirect merger and other expenses totaled $8.8 million for the nine months ended June 30, 2000, a decrease of $16.0 million or 64.5% as compared to the same period for fiscal 1999. The decrease was primarily the result of costs incurred during fiscal 1999 related to the Mariner Health Merger, costs resulting from the closure of the therapy business, and other operating costs incurred to reduce overhead.

     Costs and expenses excluding indirect merger and other expenses, depreciation and amortization expenses, and loss (gain) on disposal of assets totaled $1,551.7 million for the nine months ended June 30, 2000, a decrease of $253.8 million or 1.4% as compared to the same period for fiscal 1999. The decrease was primarily the result of costs for payroll and employee benefits, which decreased by $25.3 million, while ancillary expenses decreased by $137.4 million. The decrease in these two cost categories was primarily attributable to the Company significantly reducing overhead costs and the loss of the Divested Businesses.

     For the nine months ended June 30, 2000, depreciation and amortization costs were $44.3 million, a decrease of $52.5 million from the prior year comparable period. This decrease was principally the result of the Company recording an impairment charge of $995.9 million in the fourth quarter of fiscal year 1999.

     Provision for bad debts totaled $29.9 million, a decrease of $61.5 million for the nine months ended June 30, 2000. The decrease is attributable to increased provision in fiscal year 1999 due to the increased aging and uncollectible accounts in both the Company's pharmacy and therapy accounts receivable. In addition, the Company experienced deterioration in its nursing home accounts receivable due to the multiple complexities involved with a change to PPS billing, system conversions or consolidation and turnover of facility-level billing and collection personnel.

     Loss (gain) on disposal of assets decreased $232.9 million as compared to the same period for fiscal 1999. The decrease is attributable to the fact that during the three months ended June 30, 1999, the Company terminated all of its contracts to provide therapy services, other than contracts to provide therapy services to hospitals, to both unaffiliated third-parties and to the Company's skilled nursing facilities which resulted in a loss on the disposal of the goodwill associated with the therapy business of $228.5 million.

     For the nine months ended June 30, 2000, interest expense, net of interest income totaled approximately $57.7 million, a decrease of $81.4 million. The Company stopped recording interest expense relating to its debt facilities effective January 18, 2000 in accordance with the requirements of SOP 90-7.

     Reorganization items related to the Chapter 11 proceedings of $4.4 million includes $12.7 million in professional fees, $2.9 million in financing costs primarily related to the DIP Financings, $1.7 million of other reorganization costs and $11.0 of net gains on divestitures, which are partially offset by interest income earned on accumulated cash resulting from the Chapter 11 filings of $1.2 million and gains on settlement of prepetition accounts payable of $0.6 million.

   LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash and cash equivalents were $136.9 million at June 30, 2000. At June 30, 2000, working capital was approximately $226.4 million as compared to a working capital deficiency of approximately ($1.9) billion at September 30, 1999. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities, accrued interest and other related liabilities from current liabilities at September 30, 1999 to liabilities subject to compromise at June 30, 2000 in accordance with the requirements of SOP 90-7. Cash provided by operating activities was $60.3 million in the nine months ended June 30, 2000, as compared to $37.5 million used in operating activities for the nine months ended June 30, 1999. The Company and its subsidiaries also have available $150.0 million in DIP Financing, as described below, none of which has been borrowed as of June 30, 2000.

     Cash provided by investing activities was $8.1 million in the nine months ended June 30, 2000, as compared to $21.0 million used in investing activities for the nine months ended June 30, 1999. Investing activities included the use of $23.0 million related to capital expenditures for the nine months ended June 30, 2000. These capital expenditures were offset by the change in restricted investments which were provided for the payment of insurance claims.

     Cash used in financing activities was $3.3 million in the nine months ended June 30, 2000, as compared to cash provided by financing activities of $158.5 million for the nine months ended June 30, 1999. Cash provided by financing activities included $12.7 million in net draws under prepetition credit line and principal repayments of $12.7 million for the nine months ended June 30, 2000.

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

     PPS reduced the cash flows of both the pharmacy and therapy businesses' customers, which resulted in an increased aging and uncollectable accounts in both businesses' accounts receivable due to the multiple complexities involved with the customers' change to Medicare PPS billing. The Company's facilities were phased into PPS based upon their cost report years (approximately 20 facilities during the fourth quarter of 1998; approximately 115 facilities during the first quarter of 1999; approximately 135 facilities during the second quarter of 1999; and approximately 85 facilities during the third quarter of 1999.). All facilities are now being paid by Medicare under PPS and revenue recorded for the prior nine months of fiscal year 2000 consists of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex and its implementation is resource intensive. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

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

     During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement ("NPRs") imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable cost of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the Provider Reimbursement and Review Board ("PRRB"). In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with HCFA and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. As of June 30, 2000, all payments have been made. The intermediary has notified Mariner Health that it intends to issue NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. As part of the Chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for other than the current cost reporting years for the pendancy of Mariner Health's DIP obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

     PREPETITION DEBT. Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as current liabilities at September 30, 1999 and as liabilities subject to compromise at June 30, 2000.

     The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health's obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Company's debt facilities. Unlike other subsidiaries of the Company (the "Non-Mariner Subsidiaries"), Mariner Health and its subsidiaries neither guarantee the Company's obligations under the Company's debt facilities, except for that certain obligation regarding the Company's total return swap, nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and its subsidiaries are not subject to the covenants contained in the Company's debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Subsidiaries.

     No interest has been paid or accrued on prepetition indebtedness since the Petition Date and no principal payments have been made since such time with the exception of repayments made against the Senior Credit Facility as a result of the application of 75% of net cash proceeds received from the sales of certain facilities and other assets and notional amounts related to certain capital equipment leases.

     DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY. In connection with the Chapter 11 Filings, the Company entered into a $100.0 million debtor-in-possession financing agreement (the "Company DIP Credit Agreement") with a group of banks (the "Company DIP Lenders") led by The Chase Manhattan Bank ("Chase"). On March 20, 2000 the Bankruptcy Court granted final approval (the "Final Company DIP Order") of the Company DIP Financing.

     The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final Company DIP Order or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

     The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (as defined) (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the

Senior Credit Facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final Company DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

     The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for certain Company Debtors owning facilities mortgaged to Omega Healthcare Investors, Inc. (the "Omega Debtors") who's guarantee is limited to the negative cash flows of the Omega Debtors, pursuant to the Company DIP Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations"") constitute allowed superiority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors. The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debts replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patients census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in Chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company to use cash collateral to fund operations.

     DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH. Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 cases of Mariner Health and its subsidiaries were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $15.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, entered into a $50.0 million debtor-in-possession financing agreement (the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000, the Bankruptcy Court entered into an order granting final approval of up to $50.0 million of the Mariner Health DIP Financing (the "Final Mariner Health DIP Order").

     The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. Borrowings under the tranche B loan require the approval of lenders holding at least 75% of the credit exposure under the Mariner Health DIP Credit Agreement. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

     Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the "base rate" of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points for tranche A and 300 basis points for tranche B. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to tranche A loans and tranche B loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

     The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date, which is defined as the first to occur of (i) January 19, 2001; (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors;
(iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization (currently scheduled to expire on August 18, 2000); (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget. The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause
(a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

     As provided in the Final Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed superpriority administrative expense claims pursuant to Section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations will be secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the February 16 Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court.. The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the February 16 Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

     The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in Chapter 11 and to operate as a going concern. Included among the events of default is the termination of the Mariner Health Debtor's exclusive right to file a plan or plans of reorganization in any of their Chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders; the Marnier Health exclusivity period currently is scheduled to expire on August 18, 2000. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations.

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

     On May 12, 1998, HCFA published the "Interim Final Rule" for the skilled nursing facility ("SNF") PPS along with the acuity adjusted federal PPS rates for Part A Medicare patients and the facility specific inflation factors effective from July 1, 1998 through September 30, 1999 and the inflation factors that are used to adjust the facility specific base period cost to the payment rates for periods beginning July 1, 1998 through periods beginning September 30, 1999. On July 30, 1999, HCFA published the "Final Rule" for PPS along with acuity adjusted federal PPS rates that are effective October 1, 1999 through September 30, 2000, and the inflation factors that are used to adjust an individual facility's specific base period cost to payment rates for periods beginning October 1, 1999 through periods beginning September 1, 2000. The acuity adjusted federal PPS rates and facility specific inflation factor that are published along with the Final Rule follow the guidance included in the Interim Final Rule and do not provide any long-term relief from the overall effect of PPS on Medicare revenue decreases. On November 29, 1999, President Clinton signed into law H.R. 3194, the "Consolidated Appropriations Act" (the "CAA") (P.L. 106-113), legislation designed to mitigate the effects of the Balanced Budget Act . While the CAA is expected to ameliorate somewhat the adverse effects of the Balanced Budget Act, the Company believes the CAA will have only a nominal positive effect on its operating results. The CAA, however, temporarily increases the acuity adjusted PPS rates by 20 percent for 15 acuity categories. As evidenced by the language of the CAA, this payment increase is intended to compensate SNFs for the provision of care to medically complex patients, pending appropriate refinements to the PPS system (which have been preliminarily issued). SNFs providing care to patients falling within every non-rehabilitation acuity category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three acuity categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments were scheduled to begin on April 1, 2000, and end before the later of (A) October 1, 2000, or (B) the date HCFA implements a refined PPS system that better accounts for medically-complex patients. Neither the CAA nor the accompanying Conference Report provides HCFA with specific directions regarding such refinements to the PPS system. On July 31, 2000, HCFA withdrew its revision to the acuity system that it planned to implement October 1, 2000 and will leave in place the 20% increases in 15 specified rug categories until they can develop a more refined system. In addition, the CAA provides for a four percent increase in the federal per diem payment rates for all acuity categories in both fiscal years 2001 and 2002. This increase will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate.

     As of July 1, 1999, all of the Company's SNFs are receiving Medicare payment through PPS, although transition PPS rates vary from facility to facility depending on each facility's base period cost that comprises the facility specific component of the rates and the facility's geographic location that defines the wage adjuster that is applied to the acuity adjusted federal component of the rates. For most of the Company's facilities, the facility specific base period cost is higher than the base period cost that was used to develop the acuity adjusted federal rates. For some facilities, however, the facility base period cost is lower than the base period cost used to develop the PPS rates. The CAA allows SNFs to elect transition to the full federal rate at the beginning of their cost reporting periods beginning on or after January 1, 2000. SNFs may make the election up to 30 days after the start of their cost reporting period. The Company has taken advantage of this waiver where appropriate.

     The Balanced Budget Act also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. At least one state, North Carolina, is proposing to change its Medicaid payment rates and/or payment methodology. However, it is unclear how the procedural protections imposed by the Balanced Budget Act will constrain these types of changes. Pending the publication of a final rule implementing the procedural limitations of the Balanced Budget Act , the Company anticipates that other states may attempt to change their payment rate methodologies, and that such changes could result in a reduction in payments to nursing facilities.

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

     In the process of finalizing certain Medicare cost reports or reopening previously finalized cost reports filed by various of the Company's Medicare provider facilities, certain Medicare fiscal intermediaries have issued NPRs, which include significant audit adjustments that reduce the amount of reimbursement that previously was received by the facilities. The adjustments are based, for the most part, on denials of exception to the related organization principles with regard to services and supplies furnished to the facilities by the Company's pharmacy and rehabilitation companies and on reductions to costs claimed for therapy services under the prudent buyer principles.

     The prudent buyer principle states, in part, "the prudent and cost-conscious buyer not only refuses to pay more than the going price for an item or service, he also seeks to economize by minimizing cost." Certain of the fiscal intermediaries have alleged that the Company was not prudent in its purchase of occupational therapy and speech pathology services prior to HCFA's establishing salary equivalency guidelines, effective April 1998. Fiscal intermediaries calculated facilities' costs to provide services through employed therapists and reduced costs claimed on the cost reports for providing services through contracts and adjusted the cost reports accordingly. Appeals were filed with the PRRB and resulted in a favorable outcome. However, on review the Social Security Administrator reversed the PRRB and restored the intermediaries' adjustments. The Company received a favorable judicial decision on its prudent buyer appeal and currently is negotiating a settlement with HCFA for all of its prudent buyer appeals.

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


     OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total estimated rent obligations for fiscal year 2000 are approximately $90 million, of which approximately $69.1 million was paid in the nine months ended June 30, 2000. In connection with its review of its portfolio of facilities, the Company anticipates continuing to divest itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $23.0 million for the nine months ended June 30, 2000 as compared to $55.8 million for the comparable period in fiscal 1999. Capital expenditures in fiscal 2000 were financed through internally generated funds. Capital expenditures for fiscal 1999 were financed principally through borrowings under the Company's credit lines. The Company estimates that total capital expenditures for the fiscal year ending September 30, 2000 will be approximately $30 million.

     The Company has a lease arrangement, originally providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the "Synthetic Lease"). This leasing program historically has allowed the Company to complete these projects without committing significant financing resources. The lease is an unconditional "triple net" lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At June 30, 2000, approximately $66.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease under GAAP. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million. Since as of June 30, 1999 the Company has been in continuous violation of certain of these financial covenants. The Company ceased making rent payments under the Synthetic Lease in November 1999. The automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken outside the Chapter 11 Proceedings with respect to any defaults that may exist under the Synthetic Lease unless otherwise determined by the Bankruptcy Court. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities. FBTC Leasing Corp., the Company and the Agent for the Synthetic Lenders signed and filed a stipulation agreeing that the Synthetic Lease transaction will be treated as a secured financing rather than a true lease for purposes of the reorganization of the Company Debtors.

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

     The Company currently purchases excess liability insurance only. Due to the hardening of the liability insurance market for the long-term care industry, the Company currently maintains an unaggregated $1 million self-insured retention per claim. Prior to July 31, 1999, the Company's liability insurance policies included aggregated stop loss features limiting the Company's out-of-pocket exposure. With stop loss insurance unavailable to the Company, the expected direct costs have continued to increase. This increased exposure will have a delayed negative effect on operating cash flow as claims develop over the next several years.

     The Mariner Health DIP Credit Agreement limits the ability of the Mariner Health Debtors from engaging in affiliate transactions and making restricted payments, specifically including payments to the Company Debtors. However, the Mariner Health DIP Credit Agreement permits, among other things, weekly overhead payments to the Company (see "- Mariner Health Debtor-in-Possession Financing" above), the purchase of pharmaceutical goods and services from certain Company Debtors, the allocation to, and payment by, the Mariner Health Debtors of their share of certain taxes, insurance obligations and employee benefit obligations paid for and administered on a consolidated basis by the Company, and certain ordinary course transactions which are on terms no less favorable to the subject Mariner Health Debtors than the terms obtainable from a non-affiliate, and for which the approval of the requisite Mariner Health DIP Lenders and the Bankruptcy Court have been obtained.

     While management believes that the amounts available to the Company Debtors from the Company DIP Financing and cash collateral will be sufficient to fund the operations of the Company Debtors until such time as the Company Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court, there can be no assurances in this regard; a default under the Company DIP Credit Agreement may impair the ability of the Company Debtors to use cash collateral to fund operations. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Company Debtors will allow the Company Debtors to operate profitably under PPS or give the Company Debtors sufficient liquidity to meet their operational needs. The ability of the Company Debtors to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Company Debtors.

     While management believes that the amounts available to the Mariner Health Debtors from the Mariner Health DIP Financing and cash collateral will be sufficient to fund the operations of the Mariner Health Debtors until such time as the Mariner Health Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court, there can be no assurances in this regard; a default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Mariner Health Debtors will allow the Mariner Health Debtors to operate profitably under PPS or give the Mariner Health Debtors sufficient liquidity to meet their operational needs. The ability of the Mariner Health Debtors to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Mariner Health Debtors.

     Due to the failure to make scheduled payments, comply with certain financial covenant defaults and the commencement of the Chapter 11 cases, the Company and Mariner Health have not been able to satisfy the borrowing conditions under their respective prepetition debt obligations. Under the terms of the Company DIP Financing, up to $100.0 million is available to fund the Company's operations, subject to satisfaction of the conditions set forth in the documents pertaining to the Company DIP Financing, including borrowing base requirements. Under the terms of the Mariner Health DIP Financing, up to $50.0 million is available to fund Mariner Health's operations, subject to satisfaction of the conditions set forth in the documents pertaining to the Mariner Health DIP Financing, including borrowing base requirements.

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

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has in the past entered into interest rate swap agreements (the "Swap Agreements") to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company's floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. On October 27, 1999, one remaining Swap Agreement with a notional amount of $20.0 million was terminated at no cost to the Company.

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

     From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, there have been no material developments in the litigation matters set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. As a result of the Chapter 11 Filings, all matters described in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 were stayed on January 18, 2000. While the automatic stay remains in effect, the Company has agreed to relief from the automatic stay in certain limited circumstances.

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

   ITEM 3.  DEFAULTS UPON CERTAIN SECURITIES

     The Company made the Chapter 11 Filings on January 18, 2000. As a result, no principal or interest payments are being made since such time on prepetition indebtedness, with the exception of repayments made against the Senior Credit Facility as a result of the application of 75% of net cash proceeds received from the sales of certain facilities and other assets and notional amounts related to certain other indebtedness, including capital equipment leases, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 Filings is set forth elsewhere in this Form 10-Q, including Notes 2 and 3 to the condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

     None.

   ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        10.1    Order Under 11 U.S.C.ss.ss.105, 363, 365 and 1146(c) and Fed. R.
                Bankr. P. 6004, 6006 and 9019: (i) Approving Settlement Agreement With Senior Housing Properties Trust And Certain Related Entities; (ii) Authorizing The Sale Of Rights And Interests In And To Certain Leased Facilities And Personal Property To Senior Housing Properties Trust Free And Clear Of All Liens, Claims, Encumbrances, And Interests; (iii) Determining That Such Sale Is Exempt From Any Stamp, Transfer, Recording, Or Similar Tax; (iv) Authorizing The Assumption Of Certain Leasehold Interests; And (v) Granting Related Relief Including, A Prohibition Against Recourse

        10.2 Form of Settlement Agreement by and among Senior Housing Properties Trust; SPTMNR Properties Trust; Five Star Quality Care, Inc.; SHOPCO-AZ, LLC; SHOPCO-CA, LLC; SHOPCO-Colorado, LLC; SHOPCO-WI, LLC; the Company; GranCare, Inc.; AMS Properties, Inc.; and GCI Health Care Centers, Inc.

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

                        MARINER POST-ACUTE NETWORK, INC.
                        (Registrant)

                        By: /s/ WILLIAM C. STRAUB
                        Vice President, Controller, and Chief Accounting Officer (duly authorized Officer and Chief Accounting Officer)



Date: August 14, 2000