Form 10-K405/A
period 1999-09-30
MARINER POST ACUTE NETWORK INC
filed 2000-10-02
CIK 882287

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 --------------


                                  FORM 10-K/A*

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                                     1-10968
                                     -------
                              (Commission File No.)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                WHICH REGISTERED
-------------------                            --------------------------
Common Stock, Par Value $.01 Per Share.....             OTCBB

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]


       The aggregate market value of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the registrant held by non-affiliates of the registrant as of September 29, 2000 was $6,539,944, based on a closing sale price for the Common Stock of $.09 per share as reported on the OTCBB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

       There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of September 29, 2000.


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

                       DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                        PART OF FORM 10-K

    * The purpose of this Amendment is to include the information required by Items 11, 12 and 13 of Part III of Form 10-K.

===============================================================================

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART III

ITEM 11.     EXECUTIVE COMPENSATION........................................1

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT....................................................6

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................7

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth certain summary information concerning compensation earned during fiscal 1999 by the individuals serving as the Chief Executive Officers of the Company during fiscal 1999 and the six other most highly compensated executive officers of the Company serving at September 30, 1999 who earned over $100,000 in salary and bonus. See "--Employment and Severance Agreements" below for a description of the employment and severance agreements entered into with the executives named below.



                                                                                        LONG-TERM
                                      ANNUAL COMPENSATION ($)                         COMPENSATION
                                 ----------------------------------                  ---------------
                                                                                       SECURITIES
                                   FISCAL                             OTHER ANNUAL     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR        SALARY      BONUS     COMPENSATION    OPTIONS/SARS(#) COMPENSATION
---------------------------      ---------    ----------  ----------  -------------  ---------------- -------------
Francis W. Cash                      1999(1)  $  30,769          --             --(5)             --  $    200,000(2)
   Chairman of the Board,            1998(1)         --          --             --                --            --
   Chief Executive Officer           1997(1)         --          --             --                --            --
   and President

Keith B. Pitts                       1999(3)  $ 751,360               $    100,000(4)             __  $    163,462(6)
   Chairman of the Board and         1998(3)    641,154                         --         1,715,500       200,000(7)
   Chief Executive Officer           1997(3)         --                         --                --            --

George D. Morgan                     1999(8)  $ 299,467               $     61,747(4)             --  $    500,000(9)
   Executive Vice President          1998(8)         --          --             --                --            --
   and Chief Financial Officer       1997(8)         --          --             --                --            --

Susan Thomas Whittle                 1999     $ 290,936          --             --                --            --
   Senior Vice President,            1998       278,315          --   $     51,977(4)             --  $    350,000(7)
   General Counsel and               1997       177,121      48,458             --                --            --
   Secretary(15)

C. Christian Winkle                  1999(10) $ 338,478          --   $     15,453(4)             --            --
   Executive Vice President          1998(10)        --          --             --                --            --
   and Chief Operating               1997(10)        --          --             --                --            --
   Officer (16)

William R. Korslin                   1999     $ 300,000   $  22,500             --                --            --
   President-Pharmaceutical          1998       300,000      22,500             --           165,000       300,000(7)
   Services Division                 1997       207,577      80,640             --             3,750            --

Arthur W. Stratton, Jr., M.D.        1999(11) $ 663,665          --             --                --  $    104,588(12)
   Vice Chairman of the Board,       1998(11)    70,833          --             --                --            --
   President, Chief Operating        1997(11)        --          --             --                --            --
   Officer

R. Jeffrey Taylor                    1999(13) $ 243,146   $ 122,500             --                --  $    107,692(14)
   Executive Vice President          1998(13)   271,741          --             --           185,000       250,000(7)
   and Chief Development             1997(13)        --          --             --                --            --
   Officer
--------------

  (1) Mr. Cash's employment commenced September 8, 1999, and Mr. Cash resigned from the Company effective April 1, 2000. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and compensation information for fiscal 1998 and 1997 is not reflected. Because Mr. Cash voluntarily terminated his employment, he is not entitled to benefits or compensation post-resignation.

  (2) Represents a signing bonus paid to Mr. Cash upon the commencement of his employment with the Company.

  (3) Mr. Pitts' employment commenced November 4, 1997. Accordingly, compensation information for fiscal 1998 reflects a partial year of service and compensation information for fiscal 1997 is not reflected. Mr. Pitts resigned from the Company June 11, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and severance payments from the date of termination through the fiscal year end.
  (4)  Represents relocation expenses.
  (5) Does not reflect non-cash compensation in the form of personal benefits provided by the Company that may have value to the recipient. Although such compensation cannot be determined precisely, the Company has concluded that the aggregate value of such benefits awarded to this named executive officer did not exceed the lesser of $50,000 or 10% of his salary and bonus for any fiscal year to which such benefits pertain.
  (6) Represents severance payments made to Mr. Pits following the termination of his employment.
  (7) Represents signing bonuses paid by the Company following the Apollo/LCA/ GranCare Mergers.
  (8) Mr. Morgan's employment commenced January 25, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and compensation information for fiscal 1998 and 1997 is not reflected.
  (9) Represents a signing bonus paid to Mr. Morgan upon the commencement of his employment with the Company.
 (10) Mr. Winkle's employment commenced January 20, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and compensation information for fiscal 1998 and 1997 is not reflected.
 (11) Dr. Stratton's employment commenced July 31, 1998. Accordingly, compensation information for fiscal 1998 reflects a partial year of service and compensation information for fiscal 1997 is not reflected. Dr. Stratton resigned from the Company April 31, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and severance payments from the date of termination through the fiscal year end.
 (12) Represents severance payments made to Dr. Stratton following termination of his employment.
 (13) Mr. Taylor's employment with the Company commenced on November 19, 1997. Accordingly, compensation information for fiscal 1998 reflects a partial year of service and compensation information for fiscal 1997 is not reflected. Mr. Taylor resigned from the Company May 1, 1999. Accordingly, compensation information for 1999 reflects a partial year of service and severance payments from the date of termination through fiscal year end.

(14) Represents severance payments made to Mr. Taylor following the termination of his employment.
(15) Effective April 17, 2000, Ms. Whittle was named as an Executive Vice President.
(16) Effective March 21, 2000, Mr. Winkle was appointed Chief Executive Officer and was elected as a Director.


OPTIONS GRANTS, EXERCISES AND YEAR-END VALUE TABLES

       The following tables provide information on options to purchase Common Stock that were granted during the fiscal year ended September 30, 1999 and summarize the value of such options held at the end of such fiscal year.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR



                                             INDIVIDUAL GRANTS
                                        --------------------------------
                                          NUMBER OF        % OF TOTAL
                                          SECURITIES      OPTIONS/SARS                        GRAND DATE VALUE
                                          UNDERLYING       GRANTED TO      EXERCISE OR      --------------------
                                         OPTIONS/SARS     EMPLOYEES IN     BASE PRICE           GRANT DATE
NAME                                       GRANTED         FISCAL YEAR        ($/SH)        PRESENT VALUE ($)(1)
-----                                   --------------   ----------------  --------------   --------------------
Mr. Cash.............................                0                 0%  $            0   $                  0
Mr. Pitts............................                0                 0%  $            0   $                  0
Mr. Morgan...........................          250,000                12%  $       4.8125   $            830,000
Ms. Whittle..........................            7,500               .36%  $         2.50   $             12,975
                                                50,000              2.40%  $       2.1875   $             76,000
Mr. Winkle...........................          250,000                12%  $        4.375   $            765,000
Mr. Korslin..........................            7,500               .36%  $         2.50   $             12,975
Mr. Stratton.........................                0                 0%  $            0   $                  0
Mr. Taylor...........................                0                 0%  $            0   $                  0
--------------

  (1)  Calculated using the Black-Scholes option pricing model.


             AGGREGATE OPTION/SAR EXERCISES DURING LAST FISCAL YEAR
                  AND VALUE OF OPTIONS/SARS AT FISCAL YEAR-END

                          SHARES                      NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                         ACQUIRED                     SECURITIES UNDERLYING                IN-THE-MONEY
                            ON         VALUE         OPTIONS/SARS AT FISCAL           OPTIONS/SARS AT FISCAL
NAME EXERCISABLE       EXERCISE(#)   REALIZED($)            YEAR-END                      YEAR-END($)(1)
-----------------      ------------- ------------  ------------------------------   -----------------------------
                                                   EXERCISABLE    UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                                                   ------------   ---------------   ------------  ---------------
Mr. Cash (2)........             --           --            --                --             --               --
Mr. Pitts (2).......             --           --            --                --             --               --
Mr. Morgan..........             --           --            --           250,000(3)          --               --
Ms. Whittle.........             --           --        42,500(4)        110,000(5)          --               --
Mr. Winkle..........             --           --            --           250,000(6)          --               --
Mr. Korslin (2).....             --           --            --                --             --               --
Mr. Stratton (2)....             --           --            --                --             --               --
Mr. Taylor (2)......             --           --            --                --             --               --
--------------

  (1) As of September 30, 1999 the exercise prices of all options held by the named executive officers were above the closing price of the Common Stock on that date ($0.375).

  (2) The named executive officer is no longer employed by the Company. Messrs. Cash, Pitts, Korslin, Stratton and Taylor terminated their employment effective April 1, 2000, June 11, 1999, November 15, 1999, March 31, 1999 and May 1, 1999, respectively.

  (3) Represents options to purchase 250,000 shares of Common Stock at the exercise price of $4.8125.
  (4) Includes options to purchase 37,500 and 5,000 shares of Common Stock at exercise prices of $16.35 and $12.125, respectively. (5) Includes options to purchase 37,500, 15,000, 7,500 and 50,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.
  (6) Represents options to purchase 250,000 shares of Common Stock at the exercise price of $4.375.


EMPLOYMENT AND SEVERANCE AGREEMENTS

       The Company has entered into employment and severance agreements with its current Chief Executive Officer, Mr. Cash and each of the executive officers named in the Summary Compensation Table above. The material terms of these agreements are set forth below. On January 18, 2000, the Company and substantially all of its subsidiaries filed voluntary petitions (the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Title 11 of the United States Code, 11 U.S.C. ss.ss. 101 et. seq. (the "Bankruptcy Code"). None of the agreements referred to below have been accepted or rejected by the Company. With respect to the officers and other employees whose employment relationship with the Company was terminated prior to January 18, 2000, the Company and its subsidiaries ceased making severance payments on the date of the Chapter 11 Filings in accordance with applicable law.

      FRANCIS W. CASH. The Company entered into an employment agreement with Mr. Cash dated as of September 8, 1999. However, Mr. Cash resigned from the Company effective April 1, 2000. Because Mr. Cash voluntarily terminated his employment with the Company, he is not entitled to compensation or benefits post-resignation under the terms of his employment contract.

       KEITH B. PITTS. Keith B. Pitts and the Company entered into a separation agreement dated June 11, 1999 (the "Pitts Separation Agreement") under which Mr. Pitts was terminated as Chief Executive Officer of the Company without cause. Under the terms of the Pitts Separation Agreement, Mr. Pitts received the separation package to which he was entitled under the terms of his former Employment Agreement with the Company. The Pitts Separation Agreement also provides that the Company will provide Mr. Pitts and his dependents with continued health insurance coverage until the earlier of (A) November 4, 2004,
(B) such time as Mr. Pitts fails to timely pay the applicable premiums or (C) when Mr. Pitts can obtain other coverage under an employer provided health plan. The Company also agreed to reimburse Mr. Pitts for out of pocket costs related to health care services until November 4, 2004. Further, the Company agreed to provide Mr. Pitts with continuing coverage under the Company's life insurance plan as well as certain other welfare benefits until the earlier of (A) July 31, 2002, (B) when Mr. Pitts fails to timely pay the applicable premiums or (C) such time as Mr. Pitts can obtain similar coverage under an employer provided plan. Mr. Pitts also agreed to a general release of any and all claims or causes of action arising out of his employment relationship with the Company. In addition, Mr. Pitts agreed to certain non-competition and non-solicitation provisions.

       In connection with the termination of this employment, Mr. Pitts received severance compensation in accordance with the terms of his employment agreement from July 30, 1999 until the time of the Company's Chapter 11 Filings.

       GEORGE D. MORGAN. The Company entered into an employment agreement with Mr. Morgan dated January 25, 1999. Mr. Morgan's agreement provides for a three-year term, with annual automatic extensions of the term for an additional year unless, not later than 90 days prior to any such anniversary, either party notifies the other that such extension shall not take effect. The agreement provides for a base salary to Mr. Morgan of $450,000 per year. The agreement permits Mr. Morgan to earn an annual bonus of between 80% and 150% of his annual base salary if the Company achieves certain financial targets established in connection with one of the Company's incentive compensation plans (the "Morgan Target Bonus"). Upon executing his agreement Mr. Morgan received a signing bonus of $500,000.

       The agreement may be terminated at any time by Mr. Morgan for "good reason" (consisting of certain actions or failures to act by the Company following a "Change of Control," (as defined in the agreement), or with 60 days' prior written notice for any other reason. If, following any Change of Control, the Company terminates Mr. Morgan's employment without "Cause" (as defined in the agreement), or Mr. Morgan terminates his employment for good reason, then the Company is required to pay Mr. Morgan his full salary through the "Date of Termination" (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two and one-half times the sum of Mr. Morgan's annual salary and the Morgan Target Bonus at the rate then in effect. In addition, if the Company has met certain financial objectives established pursuant to one of its incentive compensation plans, Mr. Morgan shall be entitled to receive any bonus he would have otherwise received, pro rated to reflect the portion of the fiscal year worked by Mr. Morgan prior to the termination of his employment. If, prior to a Change of Control, the Company terminates Mr. Morgan's employment without cause, or Mr. Morgan resigns as a result of the Company's failure to comply with a material provision of the agreement, the Company is required to pay Mr. Morgan his full salary through the date of termination and all other unpaid amounts due under any compensation plan, together with liquidated damages equal to the sum of (A) 12 months of Mr. Morgan's base salary, plus (B) one additional month of Mr. Morgan's base salary at the aforementioned rate for each full year of service beyond the first anniversary of his employment agreement with a maximum of 24 months of base salary payments. In such event, the Company is also required to pay Mr. Morgan the Morgan Target Bonus then in effect, pro rated to reflect the portion of the fiscal year worked by Mr. Morgan prior to the termination of his employment.

       SUSAN THOMAS WHITTLE. The Company entered into an employment agreement with Ms. Whittle dated November 4, 1997. Ms. Whittle's agreement provides for a two-year term, with annual automatic extensions of the term for an additional year unless, not later than 90 days prior to any such anniversary, either party notifies the other that such extension shall not take effect. The agreement provides for a base salary to Ms. Whittle of $333,500 per year. The agreement currently permits Ms. Whittle to earn an annual bonus of between 25% and 150% of her annual base salary if certain performance standards established by the Compensation Committee of the Board of Directors (the "Compensation Committee") are achieved.

       The agreement may be terminated at any time by Ms. Whittle for "good reason" (consisting of certain actions or failures to act by the Company following a "Change of Control," (as defined in the agreement), or with 60 days' prior written notice for any other reason. If, following any Change of Control, the Company terminates Ms. Whittle's employment in breach of the agreement, or Ms. Whittle terminates her employment for good reason, then the Company is required to pay Ms. Whittle her full salary through the "Date of Termination" (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two times the sum of Ms. Whittle's annual salary and average bonuses for the two previous fiscal years. In addition, the Company is also required to pay Ms. Whittle a bonus (a "Separation Bonus") at a specified target performance level, pro rated to reflect the portion of the fiscal year worked by Ms. Whittle prior to the termination of her employment. If, prior to a Change of Control, the Company terminates Ms. Whittle's employment without cause, or Ms. Whittle resigns as a result of the Company's failure to comply with a material provision of the agreement, the Company is required to pay Ms. Whittle her full salary through the date of termination and all other unpaid amounts due under any compensation plan, together with liquidated damages equal to the greater of either (A) the remaining amount of base salary owed for the term of the agreement; or (B) an amount equal to a sum of (x) nine months of Ms. Whittle's base salary, plus (y) one additional month of Ms. Whittle's base salary at the aforementioned rate for each full year of service beyond the first anniversary of her employment agreement, with a maximum of 18 months of base salary payments. In such event, the Company is also required to pay Ms. Whittle the Separation Bonus.


       C. CHRISTIAN WINKLE. The Company entered into an employment agreement with Mr. Winkle dated January 20, 1999. Mr Winkle's agreement provides for a three-year term, with annual automatic extensions of the term for an additional year unless, not later than 90 days prior to any such anniversary, either party notifies the other that such extension shall not take effect. The agreement provides for a base salary to Mr. Winkle of $500,000 per year. However, effective April 1, 2000, Mr. Winkle's base salary was increased to $650,000 per year. The agreement permits Mr. Winkle to earn an annual bonus of between 80% (the "Winkle Target Bonus") and 150% of his annual base salary if the Company achieves certain financial targets. Under the agreement, Mr. Winkle also received a one-time payment of $200,000 to assist him with certain relocation expenses.


       Upon satisfying certain requirements, the agreement may be terminated at any time by Mr. Winkle for "good reason" (consisting of certain actions or failures to act by the Company), or with 60 days' prior written notice for any other reason. If, following a change of control, the Company terminates Mr. Winkle's employment without Cause (as defined in the agreement) or Mr. Winkle terminates his employment for good reason, then the Company is required to pay Mr. Winkle his full salary through the "Date of Termination" (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two and one-half times the sum of Mr. Winkle's annual salary and the Winkle Target Bonus then in effect. In addition, if it is determined that the Company has met certain financial objectives established in connection with certain incentive compensation plans, the Company shall pay Mr. Winkle the bonus for which he would otherwise be eligible, pro rated to reflect the portion of the fiscal year worked by Mr. Winkle prior to the termination of his employment. If, prior to a change of control, the Company terminates Mr. Winkle's employment without Cause, or Mr. Winkle terminates his employment for good reason, the Company is required to pay Mr. Winkle his full salary and bonuses for which he would otherwise be eligible through the later of the Date of Termination (as defined in the agreement) or two years from the date of the agreement.


       WILLIAM R. KORSLIN. The Company entered into an employment agreement with Mr. Korslin dated November 4, 1997. Mr. Korslin voluntarily terminated his employment with the Company on November 15, 1999. Upon his termination, Mr. Korslin entered into a Severance Agreement with the Company providing substantially for the benefits Mr. Korslin would have received under his employment agreement in connection with a "not for cause" termination. Under his Severance Agreement Mr. Korslin is entitled to receive (i) base salary through the effective date of Mr. Korslin's resignation, (ii) salary continuation through November 4, 2001, (iii) his bonus for fiscal year end 1999 in the amount of $41,000, (iv) a pro rata target bonus for fiscal year 200 prorated to January 15, 2000, (v) continued coverage through November 4, 2001 under the Company's benefit plans, and (vi) outplacement services for six months. All of the proceeding benefits are subject to mitigation in the event Mr. Korslin obtains similar benefits from a subsequent employer. Mr. Korslin also agreed to certain non-competition and non-solicitation arrangements for a period of time following his termination.


       In connection with the termination of his employment, Mr. Korslin received severance compensation in accordance with the terms of his employment agreement until the time of the Company's Chapter 11 Filings, at which time all payments of severance compensation were terminated.

       ARTHUR W. STRATTON, JR., M.D. The Company entered into an employment agreement with Dr. Stratton dated July 31, 1998. Dr. Stratton voluntarily terminated his employment with the Company on April 31, 1999 and waived any benefits to which he might have been entitled under his employment agreement.


       R. JEFFREY TAYLOR. The Company entered into an employment agreement with Mr. Taylor dated November 19, 1997. Mr. Taylor voluntarily terminated his employment with the Company on May 1, 1999. Upon his termination, Mr. Taylor entered into a Severance Agreement with the Company. Under his Severance Agreement, Mr. Taylor is entitled to receive (i) base salary through the effective date of Mr. Taylor's termination, (ii) salary continuation through November 4, 2000, (iii) his bonus for fiscal year 1999 in the amount of $122,500, prorated through April 30, 1999 and (iv) continued coverage through November 4, 2000 under the Company's benefit plans. The non-competition, non-solicitation and mitigation provisions of Mr. Taylor's employment agreement were waived by the Company. In addition, Mr. Taylor entered into a consulting agreement with the Company whereby he provided consulting services to the Company during the months of May, June and July for a fee of $10,000 per month.

       In connection with the termination of his employment, Mr. Taylor received severance compensation in accordance with the terms of his employment agreement with the Company until the time of the Chapter 11 Filings, at which time all payments of severance compensation were terminated.

COMPENSATION OF OUTSIDE DIRECTORS


       Upon their election to the Board of Directors, non-employee directors receive options to purchase 15,000 shares of Common Stock. In addition, on the date of each subsequent annual meeting of stockholders, directors who were not initially elected to the Board of Directors during the previous six months, receive options to purchase an additional 6,000 shares of Common Stock. The exercise price of the options is equal to the fair market value of the Common Stock on the date of grant, and the options vest in 25% annual increments beginning on the first anniversary of the date of grant.


       In addition to the option grants described above, each non-employee director receives an annual retainer of $25,000 in four quarterly installments. Committee chairmen receive an additional $5,000 per calendar. Non-employee directors also receive $1,500 per Board meeting attended, $1,000 per committee meeting attended and $500 for each telephonic meeting in which they participate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       For the Company's fiscal year ended September 30, 1999, the Compensation Committee was composed of Messrs. Copses (Chairman), Berg and Kanter. None of such directors had any "interlock" relationship to report during the fiscal year ended September 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       The following table sets forth, as of September 29, 2000, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-4 adopted under the Securities Exchange Act of 1934) by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the Company's current and former Chief Executive Officers and the executive officers named in the Summary Compensation Table elsewhere in this Proxy Statement; and (iv) all current directors and current and former executive officers of the Company as a group.



                                                                                     NUMBER OF       PERCENTAGE
BENEFICIAL OWNER                                                                   SHARES OWNED         OWNED
-----------------                                                                 ----------------   ------------
Credit Suisse First Boston.....................................................        16,364,771           22.2%
11 Madison Avenue, New York, New York 10010-3629
Francis W. Cash................................................................                 0              *
Keith B. Pitts.................................................................                 0              *
George D. Morgan...............................................................            87,500(1)           *
Susan Thomas Whittle...........................................................            45,975(2)           *
C. Christian Winkle............................................................            62,500(3)           *
Arthur W. Stratton, Jr., M.D...................................................                 0              *
R. Jeffrey Taylor..............................................................                 0              *
Gene E. Burleson...............................................................           645,433(4)           *
Joel S. Kanter.................................................................           216,800(5)           *
William G. Petty, Jr...........................................................           489,515(6)           *
All current directors and executive officers as a group (7 persons)............         1,547,723(7)        2.10%

--------------


 * Represents less than one percent of the outstanding shares of Common Stock at September 29, 2000
(1) Includes exercisable options to purchase 62,500 shares of Common Stock.
(2) Includes exercisable options to purchase 44,375 shares of Common Stock, as well as 600 shares held in an estate over which Ms. Whittle has beneficial ownership and as to which Ms. Whittle has sole voting power and sole dispositive power.

(3) Represents options to acquire shares of Common Stock.
(4) Includes exercisable options to purchase 227,004 shares of Common Stock.

(5) Includes 95,000 shares owned of record by the Kanter Family Foundation; 3 shares owned of record by Walnut Capital, over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 80,000 shares owned of record by Windy City, Inc., over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 1,000 shares owned in Mr. Kanter's spouse's individual retirement account. Also includes exercisable options to purchase 36,444 shares of Common Stock.

(6) Includes 288,942 shares owned of record by a trust of which Mr. Petty is a beneficiary over which Mr. Petty has sole voting power and sole dispositive power, 102,960 shares owned by his spouse and exercisable options to purchase 92,565 shares of Common Stock.
(7) Includes 525,388 shares subject to exercisable options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH APOLLO


       The Company was previously a party to certain agreements with Apollo Management, L.P., certain of their affiliates and certain other investors entered into in connection with the November 4, 1997 recapitalization of Living Centers of America, Inc. ("Living Centers") and subsequent acquisition by Living Centers of GranCare, Inc. these included (i) a Stockholders Agreement dated November 4, 1997, as amended (the "Stockholders Agreement") and (ii) a Proxy and Voting Agreement dated November 4, 1997, as amended (the "Proxy and Voting Agreement"). The Stockholders Agreement and Proxy and Voting Agreement (collectively the "Agreements") were terminated on December 20, 1999. The Agreements provided for, among other things, Apollo's right to designate members for election to the Company's Board of Directors, certain standstill provisions and control of certain of the shares of Company Common Stock by Apollo. Apollo sold its shares of Company Common Stock to Credit Suisse First Boston in December 1999. On January 2, 2000, the members of the Company's Board of Directors appointed by Apollo resigned.


CERTAIN ARRANGEMENTS WITH THE KELLETTS AND THEIR AFFILIATES


       Samuel B. Kellett resigned from the Company's Board of Directors effective August 31, 2000. In January 1996, Mariner Health Group, Inc. ("Mariner Health") engaged in a merger transaction (the "CSI Merger") with Convalescent Services, Inc. ("CSI"), an entity owned by Samuel B. Kellett and Stiles A. Kellett, Jr. (collectively, the "Kelletts"). Samuel B. Kellett is a member of the Company's Board of Directors. In addition to the CSI Merger, Mariner Health acquired certain assets consisting of the skilled nursing facilities known as Arlington Heights Nursing Center in Fort Worth, Texas, and Randol Mill Manor in Arlington, Texas. Prior to the CSI Merger, these facilities were leased by CSI from partnerships owned by the Kelletts. As part of the aforementioned asset purchase transaction, Mariner Health made interest-free loans to the partnerships that owned Arlington Heights Nursing Center (the "Arlington Heights Partnership") and Randol Mill Manor, in the principal amounts of $955,521 (the "Arlington Heights Note") and $663,256 (the "Randol Mill Note" together with the Arlington Heights Note, the "Kellett Partnership Notes"), respectively, which mature on May 24, 1999 and 2000, respectively. The Kelletts have personally guaranteed the repayment of these loans.


       On October 13, 1999, Mariner Health delivered to the Arlington Heights Partnership a demand for payment of the Arlington Heights Promissory Note that matured on May 24, 1999, as well as a demand for performance by the Kelletts of their obligations arising pursuant to their respective personal guarantees of such note. The Kelletts have advised Mariner Health that the promissory note will not be paid and that they will not fulfill their obligations arising under their personal guarantees. The Kelletts have asserted that certain partnerships controlled by the Kelletts that own nursing facilities previously managed by Mariner Health incurred damages as a result of certain alleged acts of mismanagement by Mariner Health. The Kelletts further allege that the amount of such alleged damages exceeds, in the aggregate, the outstanding principal amounts of both promissory notes, and that such damages can be offset against any obligations of the Kelletts or the Arlington Heights Partnership under the above note. Mariner Health disputes the alleged mismanagement and the Kelletts' right to offset any such alleged damages against the obligations relating to the note or the Kelletts' guarantee thereof. The Arlington Heights Note provides that, as a result of the failure to pay the promissory note at maturity, the note will accrue interest from May 24, 1999 at the lesser of 12% per annum or the maximum interest rate allowed by applicable law. The terms of such note also provide that Mariner Health is entitled to reimbursement for all collection costs, including reasonable attorney's fees and court costs.

       Also in connection with the CSI Merger, Mariner Health entered into leases for 14 skilled nursing facilities (collectively, the "Leased Facilities") from partnerships owned or controlled by the Kelletts. Most of the leases for the Leased Facilities (the "Leases"), certain of which were amended in connection with the Mariner Merger as described below, have a base term of eight years and four months from January 2, 1996 as well as three five-year renewal terms at the option of Mariner Health, except that the Lease for Mariner Health of Tallahassee has a term of seven years and four months with two five-year renewal terms; Mariner Health of Woodwind Lakes, a term of eight years and four months with one five-year renewal term; Mariner Health of North Dallas, a term of eight years and four months with two five-year renewal terms; Mariner Health of Belleair, a term of thirteen years and four months with three five-year terms; Mariner Health of Port Charlotte, a term of thirteen years and four months with two five-year renewal terms; and Mariner Health of Denver, a term of eighteen years and four months with one five-year renewal term. Each Lease provides for a fixed rent, which will not increase over the base or renewal terms of such Lease. The aggregate annual rent for the Leased Facilities is approximately $8.0 million. In addition to paying scheduled rent for each Leased Facility, Mariner Health is required to pay all utilities, insurance and property taxes and to maintain the condition of the Leased Facility. On March 30, 2000, the Bankruptcy Court approved the rejection and termination of the lease relating to the Bethany facility. As of September 11, 2000, the management of the Bethany facility was transitioned to a manager designated by the Kelletts.


       In addition, Mariner Health managed certain nursing facilities on behalf of partnerships controlled by the Kelletts, for which Mariner Health earned approximately $350,000 in the aggregate during the fiscal year ended September 30, 1999. As a result of certain disagreements with Mariner Health, the Kelletts terminated all of the management arrangements during fiscal 1999. As of September 30, 1999, Mariner Health believes that it is owed approximately $600,000 in unpaid management fees.

       Under the subject management arrangements, the owner of the managed facility is responsible for the fees and expenses of the managed facility, which were generally paid by Mariner Health and reimbursed by the owner. As of September 30, 1999, Mariner Health believes that it is owed approximately $3.1 million, net of payables owing to the Kelletts or Kellett partnerships, in respect of these working capital advances primarily related to for units that were vacated in accordance with membership agreements and recoupment requirements from a third party intermediary. Mariner Health and the Kelletts are presently in discussions regarding the actual amounts owed to Mariner Health. Mariner Health also provided rehabilitation therapy services to one of the managed facilities, for which Mariner Health received approximately $500,000 during the fiscal year ended September 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                                  MARINER POST-ACUTE NETWORK, INC.
                                  (Registrant)

                                  By:   /S/  SUSAN THOMAS WHITTLE
                                      ----------------------------------------
                                     Susan Thomas Whittle

                                     Executive Vice President, General Counsel and Secretary

Date:  September 29, 2000