Form 10-K
period 2000-09-30
MARINER POST ACUTE NETWORK INC
filed 2001-01-03
CIK 882287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

1-10968
(Commission File No.)

MARINER POST-ACUTE NETWORK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-2012902 (I.R.S. Employer Identification No.)

One Ravinia Drive, Suite 1500 Atlanta, Georgia (Address of Principal Executive Office)	30346 (Zip Code)

(678) 443-7000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, Par Value $.01 Per Share	Name of Each Exchange on Which Registered OTC-BB

Securities Registered Pursuant to Section 12(g) of the Act: None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10K. [  ]

             The aggregate market value of the outstanding common stock, par value $.01 per share (the “Common Stock”), of the registrant held by non-affiliates of the registrant as of December 26, 2000 was $2,564,885.70, based on a closing sale price for the Common Stock of $.046 per share as reported on the OTC-BB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

             There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of December 26, 2000.

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ] N/A [x] (The registrant and substantially all of its subsidiaries filed for protection under chapter 11 of the Bankruptcy Code on January 18, 2000. As of December  26, 2000, no plan of reorganization has been filed with or confirmed by a bankruptcy court.)

DOCUMENTS INCORPORATED BY REFERENCE

None

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
FORM 10-K
September 30, 2000

i

PART I

Item 1.   Business

             Mariner Post-Acute Network, Inc. and subsidiaries (collectively, the “Company”) provide post-acute health care services, primarily through the operation of its skilled-nursing facilities. All references to the “Company” herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At September 30, 2000, the Company’ s significant operations consisted of (i) approximately 360 inpatient and assisted living facilities containing approximately 43,000 beds; (ii) 13 long-term acute care hospitals with approximately 550 licensed beds; and (iii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers. The Company operates in 25 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

             Effective August 1, 1998, the Company changed its name from Paragon Health Network, Inc. (“Paragon”) following the consummation of the merger (the “Mariner Merger”) with Mariner Health Group, Inc. (“Mariner Health”) on July 31, 1998. The Company had previously changed its name from Living Centers of America, Inc. (“LCA”) to Paragon on November 4, 1997. The Company was formed in November 1997 through the recapitalization of LCA by a group of investors and the subsequent merger of GranCare, Inc. (“GranCare”) with a wholly-owned subsidiary of LCA (the “LCA/GranCare Mergers”).

             On January 18, 2000, the Company, Mariner Health and substantially all of their respective subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code (the “Chapter 11 Filings”). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the “Chapter 11 Proceedings”).

             While the Chapter 11 Filings constituted a default under the Company’s and such subsidiaries’ various financing arrangements, section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts and unexpired leases, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and unexpired leases and final decisions with respect to assuming or rejecting the contr acts and the approval of the Bankruptcy Court are still pending.

             In connection with the Chapter 11 Filings, the Company obtained a commitment for $100.0 million in debtor-in-possession (“DIP”) financing (the “Company DIP Financing”) from a group of banks led by The Chase Manhattan Bank (“Chase”). Mariner Health also obtained a commitment for $50 million in DIP financing (the “Mariner Health DIP Financing,” together with the Company DIP Financing, the “DIP Financings”) from a group of banks led by PNC Bank, National Association (“PNC”). These commitments are scheduled to expire on January 19, 2001, along with the rights of the Company and Mariner Health to use the cash collateral of their principal pre-bankruptcy senior bank lenders. While the Company and Mariner Health have not had the need to avail themselves of the DIP Financings (except, in the Company’s case, in connection with the issuance of $2 .1 million of replacement letters of credit), the Company and Mariner Health are actively negotiating with their respective DIP lenders to extend the DIP Financings and use of cash collateral; provided, however, that such extensions are subject to Bankruptcy Court approval and the approval of the DIP lenders and there can be no assurance that such approvals will be obtained.

             On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. The Company has been and intends to continue to pay undisputed postpetition claims of all vendors and providers in the ordinary course of business.

             The Company and Mariner Health intend to develop a plan or separate plans of reorganization through negotiations with their respective key creditor constituencies including their respective senior bank lenders and official unsecured creditors committees (as used herein, a plan for the Company is the “Company Plan of Reorganization,” a plan for Mariner Health is the “Mariner Plan of Reorganization,” and collectively, any such plans are the “Plans of Reorganization”). A substantial portion of prepetition liabilities are subject to settlement under each of the Plans of Reorganization to be submitted respectively by the Company and Mariner Health. Each of the Plans of Reorganization must be: (i) voted upon by impaired classes of creditors and equity holders of the Company that are entitled to vote; and (ii) approved by the Bankruptcy Court. No assurance can be given regarding the timing of such Plans of Reorganization, the likelihood that such plans will be developed, or the terms on which such plans may be conditioned. In addition, there can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims and equity holders, and con firmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company’s exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company; the same is true for Mariner Health if the Mariner Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and Mariner Health’s exclusive right to file and solicit acceptance of a plan of reorganization ends. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

             Historically, the Company also (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to over 1,200 inpatient healthcare facilities throughout the United States, (ii) operated approximately 170 outpatient rehabilitation therapy clinics in eighteen states, (iii) managed specialty medical programs in acute-care hospitals through more than 100 hospital relationships in nineteen states, and (iv) operated more than thirty home health, hospice and private duty nursing branches in seven states. Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act of 1997 (the “Balanced Budget Act”), these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been divested or closed.

             The Company derives a significant portion of its revenues from the federal Medicare program (24.5% of consolidated revenues during the fiscal year ended September 30, 2000). Changes implemented in the Medicare program during the middle of calendar 1998 had a material adverse effect on the Company’s results of operations. These changes in reimbursement result primarily from the Medicare program’s transition from a cost-based reimbursement system to a prospective payment system (“PPS”) for Medicare Part A services, and the adoption of fee screen schedules that limited and capped reimbursement for Medicare Part B therapy services. Historically, the Medicare program utilized a cost-based retrospective reimbursement system for nursing facilities and home health agencies for reasonable direct and indirect allowable costs incurred in providing “routine service” (as defined by the pr ogram and subject to certain limits), as well as for capital costs and ancillary costs, primarily therapy and pharmacy costs. Under the historic reimbursement methodology, the Company was reimbursed separately for pharmacy and therapy services provided by the Company’s pharmacy and therapy operations to the Company’s inpatient operations based on the cost of the services provided, subject to certain “related party,” “prudent buyer” and “salary equivalency” adjustments.

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

             The reimbursement rates under PPS were not published until May 12, 1998, less than two months prior to the implementation of PPS, and were significantly lower than anticipated within the industry. In addition, in November 1998, the federal government published certain fee screen schedules for implementation effective January 1, 1999, that limited the amount of reimbursement for Medicare Part B therapy services and capped the total amount of reimbursement at $1,500 per patient, per provider. The Balanced Budget Act has had a material adverse effect on the Company rendering the Company unable to service its debt obligations to its senior lenders and the holders’ of its senior subordinated notes while at the same time meeting the operating expenses of the Company’s businesses. See “—Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.” The Company hopes to use the Chapter 11 Filings to effect a comprehensive financial reorganization to better position the Company to address the changed economics resulting from the implementation of the Balanced Budget Act.

             One objective the Company hopes to achieve in connection with its Chapter 11 Filings is the restructuring of its capital structures such that the Company can operate profitably under PPS. As another means of enhancing its profitability, the Company had and is continuing to review its portfolio of properties and is in the process of divesting marginal and unprofitable facilities. In order to further reduce corporate overhead, the Company is reviewing its organizational structure, work processes, system capabilities needs and level of spending.

             The Company’s principal executive offices are located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346, and the Company’s phone number at such address is (678) 443-7000.

Operations

             The Company’s services include three product groups, for which the Company commenced segment reporting as of September 30, 1999. These product groups are: (i) Mariner Inpatient Services; (ii) American Pharmaceutical Services; and (iii) Other, which consists primarily of the Company’s LTAC operations and corporate overhead. In addition, the Company exited/sold certain home health operations during the fiscal year ended September 30, 2000, the results of which are included in “Other” below. See the Consolidated Financial Statements herein and Note 22 to the Consolidated Financial Statements for the segment reporting of the Company’s last three fiscal years.

  Mariner Inpatient Services

             Inpatient Services is the largest source of revenue for the Company. The Company operates approximately 360 inpatient facilities including 10 freestanding assisted living facilities encompassing approximately 43,000 beds in 25 states. In addition, the Company is managing approximately 18 divested facilities on an interim basis until the new owners obtain the appropriate licenses. All of the Company’s inpatient facilities are certified by the appropriate state agencies for participation in the Medicaid program and substantially all are certified for participation in the Medicare program.

             The Company’s inpatient facilities provide care to patients requiring access to skilled nursing care at anytime. All patients in the Company’s inpatient facilities receive assistance with activities of daily living (“ADL” services) including feeding, bathing, dressing, eating, transportation, toileting and related services. Inpatient care is provided by registered nurses, licensed practical nurses and certified nurses aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its Medical Director, and establishes relationships with a number of independent local specialists, who are available to care for the facility’s patients. The Company’s inpatient facilities provide a broad range of case management services over the course of treatment, including, as appropriate, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning and arrangement for home care.

             These basic services are supplemented, in the Company’s Medicare certified facilities, by rehabilitation services, including physical, occupational, speech, respiratory and psychological therapies. These services were previously provided, in a majority of the Company’s facilities, on a contractual basis between the facility and the Company’s rehabilitation services operations. In connection with the exiting by the Company of the contract therapy business and the closure of this business line, many of the Company’s therapists became employees of the Company’s facilities.

             In addition, the Company operates specialized units in a number of its inpatient facilities, which provide subacute care to patients with medically complex conditions. Within these specialty units, trained staff members offer care for patients as an alternative to treatment in the more expensive acute care hospital setting. In addition to basic therapy services these specialty units offer enteral therapy, intravenous therapy, specialized wound management, ventilator care, tracheostomy care, cancer and HIV care. These specialized units generally have a higher staffing level per patient than the Company’s other inpatient facilities and compete with acute care and rehabilitation hospitals, which management believes typically charge rates higher than those charged by the Company’s specialty units. Mariner Inpatient Services also provides services to residents with Alzheimer’s disease.

             The Company’s assisted living facilities provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal supervision. For assisted living residents, the Company provides basic ADL assistance combined with access to higher acuity settings should the resident’s health condition dictate the need for more intensive services.

  American Pharmaceutical Services

             The Company’s pharmaceutical services product group, American Pharmaceutical Services, Inc. (“APS”), through 33 institutional pharmacies in 15 states, provides services and products to more than 1,500 long-term care centers. The Company is exploring its alternatives with respect to this business including divesting itself of these operations in the near future.

             APS specializes in meeting the needs of healthcare providers in subacute care, long-term care and assisted living settings. APS’ primary products are pharmacy dispensing, intravenous (IV) and enteral therapy supplies and orthotics. The Company provides infusion therapies, including hydration, total parenteral nutrition, antibiotic, peritoneal dialysis and pain management therapies. Infusion therapies are often required in treating patients with chronic infections, digestive disorders, cancer and chronic and severe pain. The Company also provides specialized medical equipment and supplies, including ventilators, oxygen concentrators, diagnostic equipment and various types of durable medical equipment. Equipment and supplies are available to patients both in its inpatient facilities and at home.

             Through contractual agreements, APS provides consultant pharmacists specializing in long-term care drug regimen reviews and regulatory monitoring. Additionally, the division also provides clinical support for its products and services through long-term care facility staff education and quality assurance programs.

             Vitalink Pharmacy Services, Inc. (“Vitalink”) has the right to provide pharmaceutical supplies and services and related consulting services to the skilled nursing facilities that were operated by GranCare as of the effective time of the February 1997 sale of GranCare’s institutional pharmacy business to Vitalink. These agreements expire in February 2002 and limit the ability of other pharmacy providers (including APS) to service these facilities. The Company has not assumed or rejected this arrangement in connection with the Chapter 11 Proceedings.

             APS is developing a plan to reduce overhead, evaluate institutional pharmacy economies and service and retain customers to reverse the financial performance decline experienced in fiscal 1999 and 2000.

  Other

             “Other” is comprised of the Company’s corporate overhead, therapy, home health and hospital contract management businesses. Although therapy, home health and results of operations are included in the Company’s results of operations for the fiscal year ended September 30, 2000, the Company substantially exited these businesses during the year ended September 30, 1999, primarily as a result of the implementation of the Balanced Budget Act.

             LTACs. The Company owns, leases or manages 13 LTACs encompassing approximately 550 licensed beds in four states. LTACs provide an intermediate place to which patients can be discharged from a short-term acute care hospital when the patient’s condition warrants more intensive care than can be provided in a typical nursing facility. The Company’s LTACs are generally located in areas where the Company has a significant concentration of inpatient facilities to which the LTAC patients can be discharged as their condition improves. The Medicare reimbursement of the Company’s LTACs was not materially affected by the Balanced Budget Act and the Company’s LTACs continue to be reimbursed on a cost basis. However, HCFA has been directed to implement a PPS system for LTACs to be effective by October 2002. The Company believes that the implementation of this system may have an adverse effect on its LTAC operations. Accordingly, the Company is examining strategic alternatives with respect to these assets. (See “—Regulation”).

Sources of Revenue

             The Company receives payments for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid and from private insurers and the patients themselves. The implementation of PPS and fee screen schedules pursuant to the Balanced Budget Act has had a material adverse effect on the Company’s revenues.

             The sources and amounts of the Company’s patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the payor mix, the type of services rendered to the patient and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company’s patients among the private pay, Medicare and Medicaid categories as well as changes in the quality mix will significantly affect the profitability of the Company’s operations. Historically, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Also, the Company historically derived higher revenues from providing specialized medical services than routine inpatient care. For the year ended September 30, 2000, the Company derived 25.3%, 24.5% and 50.2% of its net patient revenues from private pay, Medi care and Medicaid services, respectively.

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

             Under PPS, each patient is evaluated and assigned to one of 44 payment groupings, which determines the per diem reimbursement rate for that patient. The higher the acuity level of the patient, the more services that are required by that patient. Accordingly, a higher acuity patient that requires more services is assigned to a higher payment grouping, resulting in a higher per diem rate. The ability of the Company to offer the ancillary services required by higher acuity patients in a cost effective manner is critical to the Company’s success and will affect the profitability of the Company’s Medicare patients.

Marketing

             In marketing its services, the Company pursues a two-tiered strategy. It markets its facilities, programs and services, first to payors and managed care organizations at the regional level and, second, to professionals responsible for discharging patients at local hospitals at the facility level. At the regional level, the Company’s sales personnel seek to establish relationships with payors and managed care organizations, who are increasingly important sources of referrals for subacute patients. The Company develops contractual relationships with such payors and organizations on a local, regional and national basis.

             Local market sales efforts focus on establishing and maintaining cooperative relationships and networks with physicians, acute care hospitals and other healthcare providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. Sales programs targeting managed care payors are also being implemented at both the local and national level. Management believes that the Company’s ability to provide subacute and specialty medical services at a lower cost than acute care hospitals is a competitive advantage in providing services to managed care providers.

Compliance Initiatives

             The purpose of the compliance program is to address the Company’s compliance issues, communicate issues to the Chief Executive Officer and Board of Directors of the Company, monitor the Company’s “hotline,” and assure ethical and legal conduct by the Company’s management and employees. The compliance program is managed by the Internal Audit Department which works closely with the Human Resources and Legal Departments on compliance training issues, on quality of care issues and legal matters involving compliance issues.

             The Company’s “hotline” is prominently posted in all of the Company’s inpatient facilities and other areas where the Company has operations. Employees, patients and family members are encouraged to call the hotline, either in person or anonymously, to report any potential issues that they might note. Upon report of a call, the compliance department investigates the issue and, if necessary, liaisons with the appropriate corporate departments in order to resolve the issue. Employees are assured that any calls to the hotline will not result in any retribution by the Company. Management believes that this program has been highly successful and will help the Company to identify trends and potential problem areas in a timely fashion for quick remediation.

             The Company has also implemented a comprehensive background check initiative aimed at improving the quality of the Company’s workforce and reducing employee turnover. To the best of the Company’s knowledge, the design of this program meets or exceeds all state and federal regulatory requirements for background checks.

Management Information Systems

             The Company has devoted substantial time and resources towards integrating the information systems of its constituent corporations. The Company has completed the installation of a new client-server based financial and payroll/human resource software package. The new software has provided the Company with more timely retrieval of financial and operating data and enhanced analytical review capabilities, thereby increasing the utility and functionality of the Company’s information systems. Standardized financial reporting, streamlined human resource management and increased access to critical and time-sensitive information across the Company has assisted it in operating more efficiently.

Regulation

             Various aspects of the Company’s business are regulated by the federal government and by the states where the Company has operations. Regulatory requirements affect the Company’s business activities by controlling growth, requiring licensure and certification for the Company’s facilities and healthcare services, and controlling reimbursement for services provided. Although certain proceedings have been brought alleging that the Company has not complied with federal regulatory requirements (see “Legal Proceedings”), the Company believes it materially complies with applicable regulatory requirements. However, there can be no assurance that the Company will be able to maintain such compliance or will not be required to expend significant amounts to do so.

             Medicare and Medicaid. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company’s nursing facilities are licensed under applicable state law and are certified or approved as providers or suppliers under Medicare and state Medicaid programs, as applicable.

             Cost Based Reimbursement. The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities for reasonable direct and indirect allowable costs incurred in providing “routine service” (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act discussed below, Medicare is transitioning into PPS for skilled nursing facilities.

             Prior to the implementation of PPS, Medicare revenues were historically determined from annual cost reports filed by the Company which were (and, with respect to cost periods that have not been settled, still are) subject to audit by the respective fiscal intermediaries. The audits generally focus on the reasonableness and necessity of the costs incurred by providers. Some Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some facilities which reduce the amount of reimbursement that was received by the facilities and which the Company is appealing. Significant cost adjustments are based on the intermediaries’ denials of the exception to the related organizations principle with regard to services and supplies furnished by the Company’s pharmacy and its former rehabilitation subsidiaries to its nursing facilities, and reductions in costs claimed for therapy serv ices for alleged failures to comply with prudent buyer requirements. An unrelated provider received a favorable decision on its prudent buyer appeal based on similar facts. The Company believes it has substantial arguments in support of its position that the contested costs are appropriate, but there can be no assurance that the Company will prevail on all or any appeal issues, nor that it will not be required to expend significant amounts to complete the appeal process. All items under appeal are reserved for in the Company’s financial statements until such time as there is no uncertainty as to the outcome of the relevant appeal. Prior adjustments to the Company’s cost reports historically have had a material adverse effect on its operating results, especially with respect to the operations of Mariner Health. Future adjustments to such cost reports or unsuccessful appeals of current adjustments could have a material adverse effect on the Company’s operating results in the future. The Company files routine cost limit exception requests with respect to cost reporting periods prior to the implementation of PPS for the facilities which exceed the limits and fit the criteria as exception candidates. The Company benefits from these exceptions, and generally exception requests have been approved. However, there can be no assurance that any such pending or future requests for the routine cost limit exception will be granted.

             Balanced Budget Act—Medicare. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs that affect the Company. With respect to the Medicare program, the new law required the establishment of a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. The PPS system was phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented fee screens with respect to Medicare Part B therapy services, which were effective January 1, 1999. These rates were published in November 1998 and revise the reimbursement methodology with respect to these services from a cost-basis to a set fee. The rates are revised yearly by published rulemaking. The Balanced Budget Act also imposed a per beneficiary cap of $1,500 per provider per therapy service provided, also effective January 1, 1999. This cap was subsequently suspended by the Consolidated Appropriations Act for 2000 and 2001. Provided that President Clinton signs the new legislation, the moratorium will be extended through calendar year 2002 by the Benefits Improvement and Protection Act of 2000, which was passed by Congress on December 15, 2000 (“BIPA”). The Balanced Budget Act also instituted consolidated billing for skilled nursing facility services, under which all payments for non-physician services to beneficiaries are made to the facility, regardless of whether the item or service was directly furnished by the facility or by others under arrangement. While this provision was to be effective for items or services furnished on or after July 1, 1998, it has been indefinitely delayed for certain covered services furnished to skilled nursing facility residents no longer eligible for Part A skilled nursing facility care. Provided President Clinton signs the new legislation, BIPA will repeal the consolidated billing requirements except for the portions that are already in effect—Part A services and Part B therapy services. Other provisions limited Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.

             As of July 1, 1999, all of the Company’s Medicare-certified skilled nursing facilities were operating under PPS. PPS has resulted in more intense price competition and lower margins for both the Company’s skilled nursing and pharmacy operations. PPS has also resulted in the decision by the Company to divest or discontinue certain businesses formerly operated by the Company where the revenues derived from such businesses under PPS are not sufficient to enable the Company to operate such businesses profitably. See “Business” above.

             Benefits Improvement and Protection Act of 2000. On December 15, 2000 Congress passed legislation that increases the nursing component of Federal PPS rates by 16.66 percent for the period from April 1, 2001 through September 30, 2002. The legislation, if signed by the President, will also change the 20 percent add-on to three rehabilitation groups to a 6.7 percent add-on to all 14 rehabilitation groups beginning April 1, 2001. If the legislation is signed by the President, the Part B consolidated billing provision of BBA97 will be repealed except for Part B therapy services and the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The President is expected to sign the legislation. The Company has not yet evaluated what effect BIPA will have on its operating results.

             Balanced Budget Act—Medicaid. The Balanced Budget Act also contains a number of changes affecting the Medicaid program. The Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states’ waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise af fect the level of payments to the Company.

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

             Survey and Certification. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987, obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities’ level of compliance with the participation requirements for Medicare and Medicaid were adopted by the Health Care Finance Administration (“HCFA”) effective July 1, 1995. These regulations require that surveys focus on residents’ outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies (meaning remedies other than termination of a facility from the Medicare or Medicaid programs) against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil money penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. HCFA requires long-term care providers to comply with certain standards as a condition to participation in the Medicare and Medicaid programs. Failure to comply may result in termination of the provider’s Medicare and Medicaid provi der agreements.

             The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such review, either takes appropriate corrective action and/or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon any measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or provider, including the imposition of monetary fines, the decertification of a facilit y or provider from participation in the Medicare and/or Medicaid programs, or licensure revocation. No such enforcement action against a facility or provider has had a material adverse impact on the Company in the past, although there can be no assurance that such an enforcement action will not have a material impact on the Company in the future. The Company believes it substantially complies with these regulatory requirements, but there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to do so.

             Referral Restrictions and Fraud and Abuse. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7(b), prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. Violation of the anti-kickback statute, pursuant to the Balanced Budget Act, now carries a civil monetary penalty of $50,000 per act, and treble the remuneration involved without regard to whether any portion of that remuneration relates to a lawful purpose. The statute contains “safe harbor” exceptions including those for certain discounts, group purchasing organizations, employment relationships, management and personal services arrangements, health plans and certain other practices defined in regulatory safe harbors.

             The Ethics in Patient Referrals Act (“Stark I”), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as “Stark II” (“Stark II”) expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a “financial relationship” for the furnishing of certain items set forth in a list of “designated health services,” including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship e xists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.

             There are other provisions in the Social Security Act and in other federal and state laws authorizing the imposition of penalties, including fines and exclusion from participation in Medicare and Medicaid, for various billing and other offenses.

             Additionally, the Health Insurance Portability and Accountability Act of 1996 (the “Accountability Act”) granted expanded enforcement authority to HHS and the U.S. Department of Justice (“DOJ”), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (“OIG”) and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous health care fraud provisions, including new civil money penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for certain providers and suppliers including home health agencies; and an expansion of the mandatory and permissive exclusions added by the Accountability Act to any federal healthcare program (other than the Federal E mployees Health Benefits Program).

             In 1995, a major anti-fraud demonstration project, “Operation Restore Trust,” was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers as well as several other types of healthcare services. Over the longer term, Operation Restore Trust investigative techniques will eventually be used in all 50 states, and will be applied throughout the Medicare and Medicaid programs. The OIG has issued, and will continue to issue, Special Fraud Alert bulletins identifying “suspect” characteristics of potentially illegal practices by providers, and illegal arrangements between providers. The bulletins contain “Hot Line” numbers and encourage Medicare beneficiaries, health care company employees, competitors, and others to call to report suspected violations. Enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare and Medicaid program exclusion.

             False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7(b) prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have been made under the civil provisions of the statute in certain qui tam actions that the Company has filed false claims. See “Legal Proceedings” for a discussion of these allegations.

             In addition to qui tam actions brought by private parties, the Company believes that governmental enforcement activities have increased at both the federal and state levels. See “Legal Proceedings.” There can be no assurance that substantial amounts will not be expended by the Company to cooperate with these investigations and proceedings or to defend allegations arising therefrom. If it were found that any of the Company’s practices failed to comply with any of the anti-fraud provisions discussed in the paragraphs above, the Company could be materially adversely affected.

             Management is unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurances that such laws will ultimately be interpreted in a manner consistent with the Company’s practices. See “Legal Proceedings.”

             Certificates of Need. Certificate of Need (“CON”) statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds.

             LTAC Regulation. While long-term care hospitals continue to be reimbursed on the basis of the reasonable cost of treating patients subject to a per-discharge limit, the Balanced Budget Act reduced the upper limit on payments. The Medicare, Medicaid, SCHIP Benefits Improvement Act of 2000 (H.R. 5661) increased the upper limit on payments by 2%, thereby providing some relief. Nevertheless, the same legislation requires HCFA to develop a new prospective payment system for long-term care hospitals by October 1, 2002. If HCFA does not develop a new prospective payment system by October 1, 2002, the legislation requires implementation of a modified version of the reimbursement methodology applicable to general acute care hospitals. The Company believes that any such change in reimbursement methodology would have an adverse effect on its LTAC operations.

             Pharmacy Regulation. Pharmacy operations are subject to regulation by the various states in which the Company conducts its business as well as by the federal government. The Company’s pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration (“DEA”), the pharmacies, as dispensers of controlled substances, must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. The Company believes that its pharmacy operations are in substantial compliance with such regulations.

             Nursing Home Enforcement Initiatives. President Clinton has announced initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. On July 21, 1998, the President directed HCFA to ensure that states take tougher enforcement measures in surveying skilled nursing facilities; including the onsite imposition of fines without grace periods, the imposition of fines per violation rather than per day of noncompliance, and increased review of facilities’ systems to prevent resident neglect and abuse. On December 7, 1998, the President announced that the Administration would continue its crackdown on providers who commit Medicare program fraud by empowering specialized contractors to track down Medicare scams and program waste, and by requiring providers to report evidence of fraud so patterns of fraud can be identified early and stopped.

             Senate Hearing. During the week of July 27, 1998, the Senate Special Committee on Aging conducted a hearing concerning nursing home quality issues, which resulted in heightened media attention and increased public scrutiny of the nursing home industry. Since this hearing, there appears to have been increased enforcement actions against nursing homes, including those operated by the Company, by state survey agencies, including threats to terminate facilities from participating in the Medicare and Medicaid programs, and the impositions of fines. Two facilities operated by the Company have had Medicare contracts terminated and a number have had fines imposed. The Company evaluates each termination and fine imposition and either pays the fine as assessed or appeals the assessment. Termination actions are either appealed or settled. See “—Survey and Certification.” While the Company beli eves that it substantially complies with applicable regulatory requirements, there can be no assurance that the Company will be able to maintain such compliance, or will not be required to expend significant amounts to pursue appeals of fine impositions, terminations or other sanctions.

             Compliance Program. On March 2, 2000, the OIG issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste and abuse in health care programs, including Medicare and Medicaid. The guidance, OIG Compliance Program Guidance for Nursing Facilities, was published as a notice in the Oct. 29, 1999, Federal Register. After reviewing and incorporating comments receiving during a comment period, as appropriate, the OIG published a final version of the voluntary compliance guidance as a notice in the March 2, 2000, Federal Register. The guidance recommends that nursing facilities enact certain procedures and policies in prevention of fraud, waste, and abuse. The Company has a compliance program it adopted voluntarily in early 1998, and believes its compliance program substantially incorporates the guidance which the OIG has proposed to be included in such programs. See “—Compliance Initiatives.”

             OIG Fiscal Year 2001 Work Plan. In October of 2000, the OIG released its fiscal year 2001 Work Plan, which summarizes the major projects the OIG intends to pursue in each of HHS’ major operating areas, including HCFA. Initiatives include review of nurse aid training, ineligible stays in skilled nursing facilities, the role of the nursing home medical director, and the role of nursing home complaint process. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, there can be no assurance that the Company will not be required to expend significant sums in connection with increased governmental investigatory activity.

Competition

             The long-term healthcare industry is segmented into a variety of competitive areas which market similar services. These competitors include nursing homes, hospitals, extended care centers, assisted living facilities, retirement centers and communities and home health and hospice agencies. Many operators of acute care hospitals offer or may offer post-acute care services in the future. These operators would have the competitive advantage of being able to offer services to patients at their affiliated post-acute care operations. The Company’s facilities historically have competed on a local basis with other long-term care providers, and the Company’s competitive position will vary from center to center within the various communities it serves. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the long-term care facilities and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company’s facilities covered by Medicaid and Medicare as well as the location and physical condition of its facilities will significantly affect its competitive position in its markets. The Company’s ability to compete may also be adversely affected by publicity regarding the Company’s Chapter 11 Filings. Competition in the institutional pharmaceutical services markets ranges from small local operators to companies that are national in scope and distribution capability.

Insurance

             The Company maintains general and professional liability (“GL/PL”) insurance coverage on behalf of itself and its subsidiaries. Up until March 31, 1998, for various preceding policy years, the policies carried deductibles or self-insured retentions in varying amounts up to $1 million depending on the subsidiary and its location. From March 31, 1998 through March 31, 1999, the Company maintained GL/PL insurance coverage that provided for a $100,000 self-insured retention per claim in all states in which the Company operated, other than Texas, where the self-insured retention was $1 million. This policy contained a cap on the aggregate self-insured retention that the Company could be required to pay with respect to any covered year. Effective March 31, 1999, the self-insured retention on the Company’s former policy was increased to $500,000 for all states except Texas and Florida, where it wa s $1 million. In 1999 the Company saw an increase in its PL/GL insurance premium in the approximate amount of $4.4 million. Additionally, the hardening of the PL/GL insurance market for the long term care industry, forced the Company to obtain coverage that no longer included an aggregate stop loss and also increased the self -insured retention to $1 million per claim for all states. At the July 2000 renewal, the Company was able to maintain the same program (same limits and self-insured retention), however the premium cost of the program increased in the approximate amount of $3 million. The increase in the self-insured retention from early in 1999 of $500,000 per claim, to the current amount of $1 million per claim, will have a delayed negative effect on cash flow as claims develop over the next several years. The increased cost to the Company under its insurance program, as well as the fact that insurance coverage for punitive damages is not available in certain states in which the Company operates, and p roceedings involving claims of punitive damages are pending in certain of these states, could have a material adverse effect on the Company’s financial condition. Moreover, given the current regulatory enforcement and the litigation environment, as well as the continuing hardening of the insurance market for the long term care industry, there can be no assurance that costs for obtaining future PL/GL insurance coverage will not continue to increase nor that the Company’s ability to maintain the current limits of insurance will be possible. The Company also requires that physicians practicing at its inpatient facilities carry medical malpractice insurance to cover their individual practice. See “—Regulation,” “Legal Proceedings” and Note 9 to the Consolidated Financial Statements.

Employees

             The Company employs approximately 43,000 employees. The Company depends upon skilled personnel such as nurses as well as unskilled labor to staff its facilities. In some areas in which the Company operates there is a labor shortage that could have a material adverse effect upon the Company’s ability to attract or retain sufficient numbers of skilled personnel and the ability to attract or retain sufficient numbers of unskilled labor at reasonable wages. The Company’s Chapter 11 Filings could also have a material adverse effect on its ability to attract, retain and motivate a sufficient number of both skilled and unskilled labor. The Company has collective bargaining agreements with unions representing employees at 33 facilities and with employee councils at two of its facilities. Unions represent employees at two additional facilities and the Company is currently negotiating collective bargainin g agreements with unions at three facilities. The Company cannot predict the effect continued union representation or organizational activities will have on its future activities. However, the aforementioned organizations have not caused any material work stoppages in the past.

Risk Factors and Cautionary Statements

             Information provided herein by the Company contains, and from time to time the Company may disseminate materials and make statements which may contain, “forward-looking” information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”). In particular, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contains information concerning the Company’s plan to restructure its debt obligations and other financial commitments. The aforementioned forward looking statements, as well as other forward looking statements made herein, are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “ safe harbor” provis ions of the Act.

             The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

(i)	There can be no assurance that the Company will be able to extend the terms of the DIP Financings and use of the principal pre-bankruptcy senior secured lenders’ cash collateral, which are scheduled to expire in January 2001.

(ii)	There can be no assurance that the amounts available to the Company through the DIP Financings will be sufficient to fund the operations of the Company until such time as the Company is able to propose a Plan of Reorganization that will be acceptable to creditors and confirmed by the court overseeing the Company’s Chapter 11 Filings.

(iii)	There can be no assurance that the Company will be able to continue to use cash collateral to fund its working capital needs.

(iv)	There can be no assurance that any Plan of Reorganization confirmed in connection with the Chapter 11 Filings will allow the Company to operate profitably under PPS or give the Company sufficient liquidity to meet its operational needs.

(v)	There can be no assurance regarding the future availability or terms of financing in light of the Company’s Chapter 11 Filings.

(vi)	There can be no assurance regarding any adverse actions which may be taken by creditors or landlords of the Company which may have the effect of preventing or unduly delaying confirmation of a Plan of Reorganization in connection with the Company’s Chapter 11 Filings.

(vii)	The Company may have difficulty in attracting patients or labor as a result of its Chapter 11 Filings.

(viii)	The Company may be subject to increased regulatory oversight as a result of its Chapter 11 Filings.

(ix)	In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the type of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

(x)	The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from nongovernmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both governmental and non-governmental payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what proposals or cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations and financial condition of the Company.

(xi)	The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the failure to comply with applicable regulatory requirements, the delicensing of facilities owned, leased or managed by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs, or the imposition of harsh enforcement sanctions could have a material adverse effect upon the operations and financial condition of the Company.

(xii)	There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company’s financial position.

(xiii)	There can be no assurance that the Company can continue to obtain insurance coverage similar to that it currently maintains or that such current or future coverage will be adequate to satisfy adverse determinations against the Company.

             In addition, the Company’s Chapter 11 Filings may disrupt its operations and may result in a number of other operational difficulties, including the following:

(a)	The Company’s ability to access capital markets will likely be limited;

(b)	The Company’s senior management may be required to expend a substantial amount of time and effort structuring a Plan of Reorganization, which could have a disruptive impact on management’s ability to focus on the operation of the Company’s business;

(c)	The Company may be unable to retain top management and other key personnel;

(d)	The Company may experience a reduction in the census at its skilled nursing facilities and hospitals; and

(e)	Suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on “cash on delivery,” “cash on order” or other terms that could have an adverse impact on the Company’s cash flow.

Item 2.   Properties

             At September 30, 2000, the Company operated an aggregate of 378 long-term care and subacute care facilities in the United States of which 178 were owned, 197 were subject to long-term operating leases or subleases and the remainder subject to long term management agreements. In addition, the Company is managing approximately 18 divested facilities on an interim basis until the new owner is able to obtain the necessary licensure. The Company considers its properties are well maintained and are in suitable condition for the conduct of its business. The Company’s facilities that are leased are subject to long-term operating leases or subleases which require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under each of the leases generally increases based on a fixed percentage, increases in the U.S. Consumer Pri ce Index or increases in facility revenues. Many of the leases contain renewal options to extend the terms. The Company’s management agreements for long-term and subacute care facilities generally provide the Company with management fees based on a percentage of the revenues of the managed facility and may also include a fixed fee component.

             The Company calculated its aggregate occupancy percentages for all of its long-term care and subacute care facilities as 86.1%, 85.4% and 84.1% for the years ended September 30, 2000, 1999 and 1998, respectively. However, the Company believes that occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. The Company computes average occupancy percentages by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated.

             The following table sets forth certain information concerning the long-term care and sub-acute care facilities leased, owned or managed by the Company as of September 30, 2000. Included in the table are 365 facilities (364 skilled nursing facilities and one rehab hospital) that are included in the inpatient services segment.

	Number of Facilities

	Owned	Leased	Total	Number of Licensed Beds

Alabama	3	4	7	742
Arizona	3	7	10	1,213
California	7	26	33	3,678
Colorado	4	27	31	2,946
Connecticut	2	1	3	340
Florida	18	10	28	3,522
Georgia	4	6	10	1,275
Illinois	11	5	16	1,661
Indiana	0	3	3	415
Louisiana	1	5	6	1,260
Maryland	11	2	13	2,122
Massachusetts	5	0	5	573
Michigan	14	0	14	1,863
Mississippi	0	11	11	1,225
Nebraska	7	0	7	538
North Carolina	6	25	31	3,878
Ohio	1	0	1	93
Pennsylvania	2	0	2	205
South Carolina	1	11	12	1,509
Tennessee	2	4	6	689
Texas	54	46	100	11,156
Virginia	0	2	2	137
West Virginia	1	0	1	186
Wisconsin	7	1	8	976
Wyoming	4	1	5	433

Total	168	197	365	42,635

             “Licensed Beds” refers to the number of beds for which a license has been issues, which may vary in some instances from licensed beds available for use.

             The Company’s LTAC business operates 13 owned, leased or managed LTAC’s located in the following states:

	Owned or Leased		Managed		Total

	Facilities	Beds	Facilities	Beds	Facilities	Beds

Arizona	1	21	—	—	1	21
Louisiana	3	142	—	—	3	142
Ohio	—	—	2	75	2	75
Texas	6	281	3	25	7	306

Total	10	444	3	100	13	544

             The average occupancy rate for the Company’s LTACs for the year ended September 30, 2000 was 57.0.

             Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. The Company is in the process of actively reviewing its portfolio of properties and is in the process of divesting those properties that it believes do not meet acceptable quality or financial performance standards or do not fit strategically into the Company’s operations.

             As a result of the Chapter 11 Filings, the Company is in default under certain of the leases and security arrangements pertaining to the facilities listed above. Additionally, certain of the Company’s leases contain cross default provisions that may be triggered if certain of the Company’s debt obligations are accelerated. The Company has received default notices under its leases from landlords owning a material number of the Company’s facilities and security arrangements with certain lenders, primarily as a result of the Company’s financial condition. There can be no assurance that the existing defaults and/or defaults that may arise in the future under such leases and security arrangements will not have a material adverse effect on the Company or its attempts to structure a plan of reorganization acceptable to the Company’s landlords and other creditors.

             In addition to long-term care facilities, the Company operates 33 institutional pharmacies in 15 states, as follows:

State	Pharmacies

Alabama	1
Arizona	1
Colorado	2
Connecticut	1
Florida	6
Georgia	2
Illinois	2
Indiana	1
Louisiana	1
Maryland	1
Massachusetts	1
New Jersey	1
North Carolina	2
Tennessee	1
Texas	10

Total	33

             All of the Company’s institutional pharmacy locations are leased, substantially all of which are subject to “triple net” leases containing standard market terms. The Company leases space for its corporate headquarters in Atlanta, Georgia. The Company also leases space in Houston, Texas and Austin, Texas.

Item 3.   Legal Proceedings

             As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. In certain states in which the Company has signi ficant operations, including California and Florida, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive or other damages awarded in litigation arising in states for which insurance coverage is not available for such damages. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company’s current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governme ntal investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

             From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company’s current financial condition, lack of liquidity and change in the Company’s GL/PL insurance policies, settling a large number of cases within the Company’s $1 million self-insured retention limit could have a material adverse effect on the Company.

             On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs’ Motion for Reconsideration was denied by the Court on November 19, 1998, the Court’s decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Or a l Argument was set for January 18, 2000. In accordance with the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. The stay was lifted solely to allow consideration by the Court of Appeal and oral argument was held on August 29, 2000. No decision has been rendered by the Court of Appeal. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

             On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. In accordance with the Company’s voluntary filing under chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000.

             On August 25, 1998, a complaint was filed by the United States against the Company’s GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X- Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are that (i) the X-Ray company received Medicare overpayments for transpor tation costs in the amount of $657,767; and (ii) the X-Ray company “upcoded” Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 million to $7.2 million. As the result of a motion filed by the Company on November 23, 1998, GranCare was dismissed from the case. In accordance with the Company’s voluntary filing under chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000.

             On October 1, 1998, a class action complaint was asserted against certain of the Company’s predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted Defendant Donald C. Beaver’s Motion to Dismiss on December 6, 1999. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. In accordance with the Company’s voluntary filing under chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. On or about April 19, 2000 plaintiffs filed an Amending Petition seeking to bring Donald C. Beaver back into the case as a defendant. Mr. Beaver has filed a Motion to Dismiss the Amending Petition and no date for hearing has been set. In accordance with the Company’s voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, § 362 of the Bankruptcy Code, all proceedings against the Company have been stayed. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

             On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. To date, the Government has declined to intervene. The complaint which was unsealed, has been amended to add additional relators and allegations under the Federal False Claims Act. In response to the Notice of Stay submitted under 11 U.S.C. § 362, the District Court, on January 26, 2000, dismissed the plaintiffs’ claims against defendants subject to reinstatement within thirty (30) days after the stay is discontinued. The Company intends to vigorously contest the alleged claims herein.

             On approximately June 8, 1999 and December 13, 2000, the OIG issued subpoenas duces tecum to Mariner of Catonsville. The subpoenas request medical records pertaining to eighteen residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

             On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by producing do cuments responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators’ complaint. In accordance with the Company’s voluntary filing under chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. The Company intends vigorously to defend this action.

             On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

             On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East. The subpoena requests medical records and other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

Item 4.   Submission of Matters to a Vote of Security Holders

             Not applicable.

PART II

Item 5.   Market for Registrant’s Common Stock and Related Stockholder Matters

Principal Markets and Sales Prices of Common Equity Securities

             The Company’s common stock has traded on the OTC-BB under the symbol “MPAN Q” since November 2, 1999. The Company’s common stock previously traded on the New York Stock Exchange (“NYSE”) under the symbol “MPN” from August 1, 1998 through November 1, 1999. The following table shows the high and low sales prices for the common stock as reported by the NYSE and the OTC-BB for the periods indicated:

	Fiscal Year 2000		Fiscal Year 1999

Quarter Ended	High	Low	High	Low

December 31	$0.41	$0.05	$7.13	$3.19
March 31	0.50	0.06	5.06	2.06
June 30	0.23	0.06	3.75	0.50
September 30	0.16	0.08	1.06	0.31

Number of Stockholders

             At December 26, 2000, there were approximately 1,747 holders of record of the Company’s common stock.

Dividends

             The Company has not paid nor declared any cash dividends on its common stock since its inception. During the Company’s Chapter 11 Proceedings, the Company is prohibited from paying dividends.

Item 6.   Selected Financial Data

             The following selected financial data are for each of the fiscal years in the period 1996 through 2000 and as of the end of each such fiscal years. The income statement data presented for fiscal years 2000, 1999 and 1998 and the balance sheet data as of the end of fiscal years 2000 and 1999 are derived from the Company’s Consolidated Financial Statements and related notes thereto included elsewhere herein. The 1998 financial information gives effect to the LCA/GranCare Mergers effective November 1, 1997 and the Mariner Merger effective July 31, 1998.

	Fiscal Year Ended September 30,

	2000	1999	1998	1997	1996

	(Amounts in thousands, except per share and statistical data)
Income Statement Data:
Net revenues	$2,117,679	$2,272,580	$2,035,529	$1,140,288	$1,114,491
Total costs and expenses	2,127,536	3,855,715	2,129,601	1,045,180	1,024,935

Operating income (loss)	(9,857)	(1,583,135)	(94,072)	95,108	89,556
Other income (expenses):
Interest expense, net	(60,644)	(195,261)	(114,302)	(16,852)	(12,461)
Reorganization items	(10,224)	—	—	—	—
Equity earnings/minority interests	2,366	114	(562)	(735)	(156)

Income (loss) before income taxes and extraordinary loss	(78,359)	(1,778,282)	(208,936)	77,521	76,939
Provision (benefit) for income taxes	(19,374)	—	(10,559)	33,604	33,759

Income (loss) before extraordinary loss	(58,985)	(1,778,282)	(198,377)	43,917	43,180
Extraordinary loss	—	—	(11,275)	—	—

Net income (loss)	$(58,985)	$(1,778,282)	$(209,652)	$43,917	$43,180

Earnings (loss) per share—basic (1)	$(0.80)	$(24.21)	$(4.31)	$0.75	$0.72

Earnings (loss) per share—diluted (1)	$(0.80)	$(24.21)	$(4.31)	$0.73	$0.71

Weighted average number of shares outstanding—basic (1)	73,688	73,459	48,601	58,613	60,372

Weighted average number of shares outstanding—diluted (1)	73,688	73,459	48,601	59,808	60,946

Operating Statistics:
Number of facilities (end of period)	364	413	428	202	206
Average occupancy rate	86.1%	85.4%	84.1%	82.9%	83.9%
Percentage of patient revenues from:
Private	25.3%	31.8%	29.9%	33.4%	31.9%
Medicare	24.5%	21.0%	31.5%	25.7%	25.5%
Medicaid	50.2%	47.2%	38.6%	40.9%	42.6%

	September 30,

	2000	1999	1998	1997	1996

	(Amounts in thousands)
Balance Sheet Data:
Working capital	$309,478	$(1,945,915)	$350,216	$102,104	$101,091
Total assets	1,250,801	1,269,950	3,036,651	874,367	809,612
Long-term debt, including current portion (2)	2,149,420	2,141,844	2,024,115	295,959	276,448
Stockholders’ equity (deficit)	(1,440,177)	(1,386,019)	397,014	375,283	329,315
Total capitalization	709,243	755,825	2,421,129	671,242	605,763

______________

(1)	Earnings per share and number of shares outstanding have been adjusted to reflect the three-for-one stock split effective December 30, 1997. See Note 15.

(2)	Long-term debt, including current portion, at September 30, 2000 is classified as liabilities subject to compromise.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             The Company is one of the nation’s largest providers of post-acute health care services, primarily through the operation of its skilled nursing facilities. At September 30, 2000, the Company’s significant operations consist of (i) approximately 360 inpatient and assisted living facilities containing approximately 43,000 beds; (ii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers; and (iii) 13 long-term acute care hospitals with approximately 550 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

             Historically, the Company also (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to over 1,200 inpatient healthcare facilities throughout the United States; (ii) operated approximately 170 outpatient rehabilitation therapy clinics in eighteen states; (iii) managed specialty medical programs in acute-care hospitals through more than 100 hospital relationships in nineteen states; and (iv) operated more than thirty home health, hospice and private duty nursing branches in seven states (the “Divested Businesses”). Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act, these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been divested or closed.

             On January 18, 2000, the Company and substantially all of its subsidiaries (the “Company Debtors”), including Mariner Health and its subsidiaries (the “Mariner Health Debtors”), filed the Chapter 11 Filings in the Bankruptcy Court under chapter 11 of title 11 of the Bankruptcy Code. The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company’s recent operating losses, liquidity issues and the chapter 11 Proceedings raise substantial doubt about the Company’s ability to continue as a going concern.

             The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability of the Company to comply with the terms of the Company DIP Financing, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. Any plan of reorganization and other actions during the chapter 11 Proceedings could change materially the amounts currently recorded in the consolidated financial statements (see Note 3 of the consolidated financial statements).

             During the fiscal year September 30, 2000, the Company divested itself of approximately 29 owned, leased and managed skilled nursing facilities. The net results of these divestitures are expected to have a positive effect on operating results (see Note 5 of the consolidated financial statements).

             At September 30, 2000, working capital was approximately $309 million as compared to a working capital deficiency of approximately ($1.9) billion at September 30, 1999. The increase in working capital is primarily attributable to the reclassification of the Company’s debt facilities, accrued interest and other related liabilities from current liabilities at September 30, 1999 to liabilities subject to compromise at September 30, 2000 in accordance with the requirements of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

             The following discussion and analysis should be read in conjunction with the business segment data in Note 22 of the consolidated financial statements.

             The Company’s revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The Company’s percentage of total net patient revenues derived from Medicare and Medicaid programs were 24.5% and 50.2%, respectively, for the fiscal year ended September 30, 2000. The federal Medicare program restricts inpatient coverage to patients who require skilled care. State-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources. Private payors accounted for 25.3% of the Company’s total net patient revenues for the fiscal year ended September 30, 2000.

             The administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company’s facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company was to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company’s results of operations in the period of final determination. See “—Liquidity and Capital Resources”. Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See “—Liquidity and Capital Resources.” As part of the bankruptcy process the Company, Mariner Health and the ir subsidiaries are engaged in discussions with HCFA to potentially settle some or all matters related to historical cost-based reimbursement. It is not possible to estimate at this time whether this process will result in material differences of amounts previously recorded or the effects on future cash flows.

Results of Operations

             Net revenues totaled $2.1 billion for the fiscal year ended September 30, 2000, a decrease of $154.9 million as compared to fiscal 1999. Net revenues decreased by $286.6 million primarily as a result of the termination of all contracts to provide therapy services effective May 31, 1999 and the divestiture or closure of the Company’s outpatient rehabilitation clinics, hospital rehabilitation management contract business, and substantially all home health operations during fiscal year 1999. In addition, net revenues decreased by $43.3 million in pharmacy services primarily due to a decrease in the number of beds served, the loss of a contract to provide respiratory services to a major customer and lower per unit pricing charged to customers as a result of PPS. These decreases were offset by an increase in nursing home services of $175.0 million which is a result of a change in the payor mix year over p rior year, increased Medicaid and average per diem rates. The increase in nursing home services includes a decrease in net revenues of approximately $33.7 million related to the 29 leased, owned and managed facilities divested during fiscal year 2000.

             Net revenues totaled $2.3 billion for the fiscal year ended September 30, 1999, an increase of $237.1 million as compared to fiscal 1998. Net revenues increased by $412.8 million as a result of the Mariner Merger effective July 31, 1998 and decreased by $167.8 million as a result of the termination of all contracts to provide therapy services effective May 31, 1999 and the divestiture or closure of the Company’s outpatient rehabilitation clinics, hospital rehabilitation management contract business, and substantially all home health operations during fiscal year 1999.

             Operating loss, which includes impairment of long-lived assets of $19.4 million, loss on disposal of assets of $3.7 million, and recapitalization, indirect merger and other expenses of $9.1 million, totaled $9.9 million for the fiscal year ended September 30, 2000, a decrease of $1.6 billion compared to fiscal year 1999. Operating loss, which includes impairment of long-lived assets of $995.9 million, loss on disposal of assets of $242.7 million, and recapitalization, indirect merger and other expenses of $65.4 million, totaled $1.6 billion for the year ended September 30, 1999, an increase of $1.5 billion compared to fiscal year 1998. Excluding impairment of long-lived assets, loss on disposal of assets, and recapitalization, indirect merger and other expenses, total costs and expenses included in loss from operations primarily consists of salaries, wages and benefits and purchased services and supplies. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. See “Business—Regulation.” The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. General and administrative expenses include the indirect administrative costs associated with operating the Company. Insurance expense includes the costs of the various insurance programs such as general and professional liability and workers’ compensation.

             Rent expense totaled $85.9 million for the fiscal year ended September 30, 2000, a decrease of $17.8 million or 17.2% as compared to fiscal year 1999. Depreciation and amortization expense totaled $55.0 million for the fiscal year ended September 30, 2000, a decrease of $65.5 million or 54.3%. These decreases were primarily a result of the divestiture of leased facilities during fiscal year 2000, the impact of the Divested Businesses, and the write-down of the Company’s long-lived assets during fiscal year 1999. Rent expense totaled $103.8 million for fiscal year 1999, an increase of $17.2 million or 19.9% as compared to fiscal year 1998. Depreciation and amortization expense totaled $120.5 million for the fiscal year ended September 30, 1999, an increase of $45.5 million or 60.6% as compared to fiscal year 1998. These increases were primarily a result of the Mariner Merger.

             Provision for bad debts totaled $42.4 million for the fiscal year ended September 30, 2000, a decrease of $100.1 million as compared to the fiscal year ended September 30, 1999. The decrease primarily relates to an increase in provision for bad debts during fiscal year 1999. Provision for bad debts totaled $142.5 million for the fiscal year ended September 30, 1999, an increase of $112.9 million as compared to the fiscal year ended September 30, 1998. The increase in fiscal year 1999 compared to fiscal year 1998 is due to a full year of operations related to the Mariner Merger and the effects of PPS on the pharmacy and therapy operations’ customers. PPS reduced the cash flows of the pharmacy and therapy operations’ customers which resulted in an increased aging and uncollectible accounts in both the pharmacy and the therapy operations’ accounts receivable. In addition, the Company ’s accounts receivable continued to deteriorate during the year due to the multiple complexities involved with the change to Medicare PPS billing, system conversions and consolidation, and turnover of facility-level billing and collection personnel. The Company’s facilities were phased into PPS based upon their cost report years (20 facilities on July 1, 1998; 105 facilities on October 1, 1998; 189 facilities on January 1, 1999; and 83 facilities on April 1, 1999).

             In the fourth quarter of fiscal year 2000, the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by the Company’s accounting policy, which follows the guidelines of Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). Under SFAS 121, an impairment loss is recognized when indicators of impairment are present and the sum of the expected undiscounted cash flows are not sufficient to recover the asset’s carrying amount. The difference between the carrying amount of the long-lived assets being evaluated and the estimated fair value of the assets represents the impairment loss. Fair value is based on market prices where available, estimates of market value, or determinations using various valuation techniques including ant icipated future cash flows discounted at rates commensurate with the risks involved. This analysis resulted in the identification and measurement of an impairment loss of approximately $19.4 million relating principally to several nursing facilities with cash flow losses or where projected cash flows were not sufficient to recover the carrying amount of their goodwill and property and equipment. The impairment loss was comprised of $12.1 million of goodwill and $7.3 million of property and equipment.

             The revenues recorded by the Company in its nursing facilities under PPS are substantially less than the cost-based reimbursement it received previously. The implementation of PPS resulted in a greater than expected decline in reimbursement for nursing home services and in the demand and market rates for the Company’s pharmacy services. Management determined that these revenue declines in its nursing facilities and pharmacy operations were other than temporary and were expected to have a material adverse effect on future revenues and cash flow. As a result of these indicators, in the fourth quarter of fiscal year 1999 a detailed analysis of the Company’s long-lived assets and their estimated future cash flows was completed. The analysis resulted in the identification and measurement of an impairment loss of $995.9 million principally related to the Company’s nursing facilities and pharmacy operations that experienced either cash flow losses or where projected cash flow was not sufficient to recover the carrying amount of their goodwill, property and equipment, and other intangible assets which primarily include leasehold rights. The following is a summary of the impairment loss by segment for the fiscal year ended September 30, 1999 (in thousands):

	Goodwill	Property And Equipment	Other Intangible Assets	Total

Nursing home services	$526,411	$306,845	$38,073	$871,329
Pharmacy services	104,661	11,632	4,546	120,839
All other	3,764	—	—	3,764

	$634,836	$318,477	$42,619	$995,932

             Each analysis included management’s estimate of the undiscounted cash flows to be generated by these assets with a comparison to their carrying values. If the undiscounted future cash flow estimates were less than the carrying value of the asset, then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management’s estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed of.

             Loss on disposal of assets totaled $3.7 million during the fiscal year ended September 30, 2000 which primarily reflected a net gain of approximated $1.4 million related to the sale of certain facilities and other assets during the quarter ended December 31, 1999. In addition, the Company also disposed of its remaining home health operations and recorded a net loss on disposal of assets of approximately $2.7 million. Loss on disposal of assets totaled $242.7 million during the fiscal year ended September 30, 1999 which primarily reflected the termination of contracts to provide therapy services and the closure of the therapy business effective May 31, 1999. As a result of the therapy closure, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million and a loss of $7.5 million related to the abandonment of certain assets as a result of the terminati ons. The Company also recorded a loss on disposal of $2.5 million resulting from the sale of the assets of the Company’s outpatient rehabilitation clinics to HealthSouth Corporation, which was completed June 30, 1999, and the sale of the hospital rehabilitation management contract business to National Rehab Partners, Inc. for a net loss of $4.9 million. The Company also recorded a net gain of $0.7 million as a result of the divestiture or non-renewal of existing leases for approximately 15 long-term care facilities and the divestiture of substantially all of its home health operations.

             Recapitalization, indirect merger, and other expenses totaled approximately $9.1 million for the fiscal year ended September 30, 2000 and included approximately $5.5 million of costs incurred to outside professionals related to the Company’s defaults in connection with its indebtedness prior to the Petition Date, approximately $2.8 million of costs incurred related to the closure of its therapy business and $0.8 million of other expenses. Recapitalization, indirect merger, and other expenses totaled approximately $65.4 million for the fiscal year ended September 30, 1999 and included approximately $15.6 million of costs related to the Mariner Merger, approximately $15.1 million of costs incurred to outside professionals related to the Company’s defaults in connection with its indebtedness and approximately $34.7 million of other expenses.

             Interest expense totaled $72.0 million for the fiscal year ended September 30, 2000, a decrease of $132.3 million as compared fiscal year 1999. The decrease is due to the fact that the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000 in accordance with SOP 90-7. Contractual interest for the fiscal year ended September 30, 2000 was $238.9 million which is $167.6 million in excess of interest expense included in the accompanying consolidated financial statements for the fiscal year ended September 30, 2000. Interest expense totaled $204.4 million for the fiscal year ended September 30, 1999, an increase of $79.0 million as compared to fiscal year 1998. The acquisition of Mariner Health contributed $57.4 million of the increase while the interest expense on the debt entered into on November 3, 1997 in conjunction with the LCA/GranCare Mergers, increased borrowings under the Company’s revolver and term loans and increased interest rates associated with the December Amendment (as defined below) and noncompliance of the financial covenants contained in the Mariner Health Senior Credit Facility (as defined below) and the Mariner Health Term Loan Facility (as defined below) contributed to the remaining $21.6 million increase.

             Reorganization items totaled $10.2 million for the fiscal year ended September 30, 2000. Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings.

             As a result of the substantial impact of the change to PPS reimbursement and resulting divestiture or closure of the non-nursing home businesses, the Company is focusing solely on its continuing inpatient nursing home services and pharmacy operations. The following table provides income (loss) from operations by business segment for the fiscal years ended September 30, 2000, 1999 and 1998:

	Fiscal Year Ended September 30,

	2000	1999	1998

Inpatient nursing home services	$109,154	$(910,323)	$18,482
Pharmacy services	(53,800)	(159,550)	21,661
Other	(65,211)	(513,262)	(134,215)

Total	$(9,857)	$(1,583,135)	$(94,072)

  Nursing Home Services

             Nursing home services revenues are a function of occupancy rates in the Company’s nursing facilities and payor mix. As identified in the following table, weighted average occupancy rate increased by 0.7% over fiscal year 1999. The fiscal year 1999 weighted average occupancy rate increased by 1.3% over fiscal year 1998, which included a 1.0% improvement as a result of the Mariner Merger:

	Fiscal Year Ended September 30,

	2000	1999	1998

Weighted average licensed bed count	45,389	47,269	46,395
Total average residents	39,099	40,389	39,476
Weighted average occupancy	86.1%	85.4%	84.1%

             Payor mix is the source of payment for the services provided as consists of Medicare, Medicaid and private pay. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran’s Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years and management is preparing the Company’s infrastructure for more managed care contracting. However, revenue from managed care payors does not constitute a significant portion of the Company’s revenue at this time.

             Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Change in reimbursement rates, including the implementation of PPS and the fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the previous payment methodology. These Medicare changes resulted in the Company’s decision to terminate its contracts to provide therapy services during the third fiscal quarter of 1999 and to liquidate that line of business. In June of 1999 the Company’s nursing homes were able to internally employ therapists to provide services that were previously contracted. The table below presents the approximate percentage of net patient revenues derived from the various sources of payment for the periods indicated:

	Fiscal Year Ended September 30,

	2000	1999	1998

Private pay	22.0%	22.0%	19.4%
Medicare	23.3%	26.5%	35.3%
Medicaid	54.1%	51.5%	45.3%

             For the fiscal year ended September 30, 2000, the effects of PPS significantly reduced Medicare revenue and increased the percentage of revenue derived from Medicaid payor sources. In fiscal year 1999, the percentages of revenues derived from private payor sources increased. This increase was a result of the implementation of PPS as well as a result of the Mariner Merger. Excluding the impact of the Mariner Merger, the percentage of revenues derived from private pay sources in fiscal 1999 20.9%. The Mariner Merger also increased the percentage of revenues derived from Medicare and decreased the percentage of revenues derived from Medicaid sources. Excluding the impact of the Mariner Merger, the percentage of revenues derived from Medicare and Medicaid sources in fiscal 1999 was 25.7% and 53.4%, respectively.

             Net revenues for inpatient nursing home services increased by $71.6 million in fiscal year 2000. The increase was due to multiple factors including an increase in Medicaid revenues of approximately $57.8 million primarily as a result of higher average census, approximately $5.4 million, and higher average per diem rates which resulted in an increase of 6.3% or approximately $52.4 million. Net revenues for inpatient nursing home services also included a decrease of approximately $33.7 million due to current year divestitures; see Note 5 of the consolidated financial statements. Net revenues for inpatient nursing home services increased by $193.6 million in fiscal year 1999 which included $309.5 million related to the Mariner Merger. Excluding the Mariner Merger, net revenues for inpatient nursing home services decreased by $115.9 million which included a decrease in Medicare revenue of $194.4 million which was partially offset by an increase in private and Medicaid revenue of $78.5 million. The decline in Medicare revenue was a result of lower average census, approximately $19.1 million, and lower average per diem rates, approximately $136.2 million, and $39.1 million in adjustments to reduce the estimated amount due from third party payors (see below).

             During fiscal year 1999, the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, of which $39.3 million was recorded to reduce the estimated amount receivable from cost reports filed, remaining open or settled during the year. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries (and disputed by the Company) through the intermediaries’ May 1999 reopening of certain Mariner Health Medicare cost reports for 1995, 1996, and some of 1997. See “—Liquidity and Capital Resources.”

             Excluding impairment of long-lived assets of $19.4 million and gain on disposal of assets of $1.4 million, costs and expenses totaled $1.7 billion for the fiscal year ended September 30, 2000, a decrease of $78.9 million compared to fiscal year 1999. Ancillary services decreased $129.0 million primarily due to the effects of PPS, the insourcing of previously outsourced contract rehabilitation therapists, the impact of current year divestitures (see Note 5 of the consolidated financial statements) and renegotiated contracts with major pharmacy providers. Provision for bad debts decreased $36.3 million primarily as a result of an increase in fiscal year 1999. In addition, salaries, wages and benefits, including workers compensation insurance, increased approximately $77.6 million due to a tightening in the labor markets. Excluding impairment of long-lived assets of $871.3 million, loss on disposal of assets of $3.5 million, and recapitalization, indirect merger and other expenses of $0.08 million, costs and expenses totaled $1.7 billion for the fiscal year ended September 30, 1999, an increase of $338.1 million compared to fiscal year 1998. Costs and expenses increased by $377.4 million as a result of the Mariner Merger. Excluding the Mariner Merger, salaries, wages and benefits and provision for bad debts increased by $66.9 million and $30.0 million, respectively, and ancillary expenses decreased by $157.6 million. The increase in provision for bad debts was a result of continued deterioration in the Company’s accounts receivable during the year due to the multiple complexities involved with the change to Medicare PPS billing, system conversions and consolidation, and turnover of facility-level billing and collection personnel. See “-Results of Operations”. The Company continually reviews the collectibility of its accounts receivable and adjusts provision for bad debts when deemed necessary. Th e decrease in ancillary expenses was primarily a result of the implementation of PPS and the insourcing of previously outsourced contract rehabilitation therapists.

  Pharmacy Services

             Pharmacy services revenues decreased by $43.3 million for fiscal year 2000 as compared to fiscal year 1999. The majority of the decrease is attributable to a reduction in the number of beds served as well as lower revenues attributable to the loss of a contract to provide respiratory services to a major customer. The remaining decrease is principally attributable to lower per unit pricing charged to customers as a result of PPS. Excluding impairment of long-lived assets of $120.8 million for fiscal year 1999, operating losses for Pharmacy services increased by $14.5 million for fiscal year 2000 as compared to fiscal year 1999. The increased operating loss was primarily a result of the 15.4% decrease in revenues, continued lower gross profit margins related to an increase in per unit drug costs and higher salaries, wages and benefits of $4.2 million, offset by decreases in provision for bad debt of $2 8.7 million, general and administrative expenses of $7.7 million and depreciation and amortization of $7.4 million.

             Pharmacy services revenues increased by $51.4 million for fiscal year 1999 as compared to fiscal year 1998. The Mariner Merger contributed $32.2 million of this increase with the remaining increase primarily related to increased sales to new and existing customers. Excluding impairment of long-lived assets of $120.8 million and recapitalization, indirect merger and other expenses of $3.5 million for fiscal year 1999, operating income decreased by $65.6 million in fiscal year 1999 as compared to fiscal year 1998. The decrease was primarily a result of lower gross profit margins, higher salaries, wages and benefits of $9.7 million as a result of increased sales and the Mariner Merger, and a higher provision for bad debts of $31.7 million. The implementation of PPS by the pharmacy operations’ customers starting July 1, 1998 resulted in a significant reduction in the market rates for the pharmacy operati ons’ services as gross profit margins were lower by 8.7% in fiscal 1999. In addition, PPS also reduced the cash flows of the pharmacy operations’ customers which resulted in an increased aging and uncollectible accounts in the pharmacy operations’ accounts receivable.

  Other Operations

             Other operations include the operations of the LTAC group, overhead and the business that were divested or closed during fiscal year 1999 such as contract rehabilitation therapy, outpatient rehabilitation therapy clinics, managed specialty medical programs, and home health. Revenues from Other operations decreased by $183.2 million during fiscal year 2000 primarily due to a decrease of $205.4 million resulting from the termination of contracts to provide therapy services and closure of the therapy business. Excluding loss on disposal of assets of $1.4 million and recapitalization, indirect merger and other expenses of $8.6 million, costs and expenses decreased $228.3 million due to from the termination of contracts to provide therapy services and closure of the therapy business.

             Revenues from Other operations decreased by $8.0 million during fiscal year 1999 which included an increase of $71.1 million as a result of the Mariner Merger and a decrease of $79.1 million as a result of the termination of contracts to provide therapy services and closure of the therapy business and the disposal or closure of the outpatient rehabilitation therapy clinics, managed specialty medical programs, and home health. Excluding impairment of long-lived assets of $3.8 million, loss on disposal of assets of $239.2 million, and recapitalization, indirect merger and other expenses of $61.8 million, costs and expenses increased by $194.8 million of which approximately $135.8 million was related to the Mariner Merger. Depreciation and amortization expense increased by $18.1 million primarily as a result of goodwill amortization related to the Mariner Merger and provision for bad debts increase d by $7.4 million. The implementation of PPS by therapy customers starting July 1, 1998 resulted in significant reduction in contract rates to therapy services and reduced cash flows of therapy’s customers which resulted in an increased aging and uncollectible accounts in therapy’s accounts receivable.

Seasonality

             The Company’s revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.

Liquidity and Capital Resources of the Company

             Cash and cash equivalents were $170.5 million at September 30, 2000. At September 30, 2000, working capital was approximately $309.5 million as compared to a working capital deficiency of approximately ($1.9) billion at September 30, 1999. The increase in working capital is primarily attributable to the reclassification of approximately $2.4 billion of debt, accrued interest and other related liabilities from current liabilities at September 30, 1999 to liabilities subject to compromise at September 30, 2000 in accordance with the requirements of SOP 90-7.

             Cash provided by operating activities was $106.7 million in the fiscal year ended September 30, 2000, as compared to $59.6 million used in operating activities for the fiscal year ended September 30, 1999. The Company and its subsidiaries also have available $150.0 million in DIP Financing, as described below, none of which has been borrowed as of September 30, 2000. Receivables increased $23.2 million principally in the Company’s nursing home segment. Average days outstanding has increased from 44 days in fiscal year 1999 to 48 days in fiscal year 2000. The increase in days outstanding is due to multiple factors including conversion of the accounts receivable system from a centralized to decentralized environment. Prepaid expenses and other assets increased $16.2 million primarily as a result in increased prepayments to post-petition vendors as a result of the bankruptcy. Including $82.3 millio n of accounts payable reclassified to liabilities subject to compromise for financial reporting purposes, accounts payable increased $16.0 million as a result of the Company establishing normal terms and conditions with all vendors post-petition. Including approximately $172.5 million classified as liabilities subject to compromise for financial reporting purposes, accrued liabilities and other current liabilities increased $115.5 million. This increase is principally attributable to approximately $44.1 million of interest accrued from September 30, 1999 to the Petition Date and increases in the insurance reserves resulting from the automatic stay protection afforded by the Chapter 11 Filings and increased insurance cost for the post-petition period.

             Cash provided by investing activities was $2.2 million in the fiscal year ended September 30, 2000, as compared to $38.0 million provided by investing activities for the fiscal year ended September 30, 1999. Cash provided by investing activities included a decrease of $22.4 million in restricted investments principally due to the assignment of shares of common stock of Health and Retirement Properties Trust and SPTMNR Properties Trust in the settlement with Senior Housing Properties Trust (see Note 5 of the notes to the consolidated financial statements) and proceeds from the sale and maturities of investments used to pay insurance claims of the Company’s wholly-owned insurance subsidiaries. Cash provided by investing activities also included $11.3 million of proceeds from the sale of property, equipment and other assets (see Note 5 of the notes to the consolidated financial statements). Investing activities included the use of $30.6 million related to capital expenditures for the fiscal year ended September 30, 2000.

             Cash used in financing activities was $10.3 million in the fiscal year ended September 30, 2000, as compared to cash provided by financing activities of $90.1 million for the fiscal year ended September 30, 1999. Cash used in financing activities included principal repayments of prepetition long-term debt of $10.4 million for the fiscal year ended September 30, 2000.

             The primary source of revenues for the Company are the state Medicaid programs and federal Medicare program. The Company receives payment for nursing facility services based on rates that are set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and after, the federal Medicare program converted to PPS for skilled nursing facility services. All of the Company’s skilled nursing facilities are currently reimbursed under PPS. PPS provides acuity-based rates that are established at the beginning of the Medicare reporting year.

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

             PPS has had a material adverse effect on the Company’s financial condition. While the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See “—Healthcare Regulatory Matters.”

             PPS reduced the cash flows of both the pharmacy and therapy businesses’ customers, which resulted in an increased aging and uncollectible accounts in both businesses’ accounts receivable due to the multiple complexities involved with the customers’ change to Medicare PPS billing. The Company’s facilities were phased into PPS based upon their cost report years (approximately 20 facilities during the fourth quarter of 1998; approximately 115 facilities during the first quarter of 1999; approximately 135 facilities during the second quarter of 1999; and approximately 85 facilities during the third quarter of 1999). All facilities are now being paid by Medicare under PPS and revenue recorded for the fiscal year 2000 consists of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates. The PPS billing methodology is extremely complex a nd its implementation is resource intensive. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

             The Company provides certain services and supplies between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare’s “related organization principle” generally requires that services and supplies furnished to nursing facilities by related entities be included in the nursing facility’s reimbursable cost at the cost of the supplying entity. The Company believes that the services and supplies furnished to nursing facilities at market rates qualify for exception to the related organization principle. Certain of the Company’s Medicare fiscal intermediaries have taken the position that the related party transactions do not qualify for this exception to the related party rules and have made adjustments that reduce Medicare allowable cost to the cost of the supplying entity. During the third quarter o f fiscal 1999, the intermediaries for the Mariner Health facilities reopened previously settled cost reports to impose such related party adjustments for services furnished to the facilities by Mariner Health’s rehabilitation subsidiary. All related party adjustments have been or will be appealed to the Provider Reimbursement Review Board and through the full appeal process as is warranted. The adjustments affect only periods during which the facilities were reimbursed for Medicare on the basis of reasonable and necessary cost; there would not be any impact for periods that are reimbursed under PPS.

             During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement (“NPRs”) imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable cost of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the Provider Reimbursement and Review Board (“ PRRB”). In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with HCFA and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. As of September 30, 2000, all payments have been made. The intermediary has notified Mariner Health that it intends to issue NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. As part of the chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for other than the current cost reporting years for the pendancy of Mariner Health’s DIP obligations.

             Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

             Prepetition Debt. Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as current liabilities at September 30, 1999 and as liabilities subject to compromise at September 30, 2000.

             In connection with the recapitalization of LCA, the Company entered into a senior credit facility (the “Senior Credit Facility”), which originally consisted of a $150.0 million revolving credit facility (the “Revolving Credit Facility”), and three term loan credit facilities: a 6-1/2 year term loan facility in an aggregate principal amount of $240.0 million (the “Tranche A Term Loan Facility”), a 7-1/2 year term loan facility in an aggregate principal amount of $250.0 million (the “Tranche B Term Loan Facility”), and an 8-1/2 year term loan facility in an aggregate principal amount of $250.0 million (the “Tranche C Term Loan Facility”). Loans made under the Tranche A Term Loan Facility (“Tranche A Term Loans”), the Tranche B Term Loan Facility (“Tranche B Term Loans”) and the Tranche C Term Loan Facility (“Tranche C Term Loans ”) are collectively referred to herein as “Term Loans.” Advances under the Revolving Credit Facility are sometimes referred to as “Revolving Credit Loans.” The proceeds from borrowings under the Term Loans were used, along with the proceeds from an offering of various senior subordinated and senior subordinated discount notes to institutional investors in connection with the LCA/GranCare Mergers, to fund a portion of the recapitalization of LCA, refinance a significant portion of LCA’s and GranCare’s pre-merger indebtedness and to pay costs and expenses associated with the LCA/GranCare Mergers. In July 1998 the Revolving Credit Facility was increased to $175.0 million and the Tranche A Term Loan Facility to $315.0 million in connection with the Mariner Merger. The proceeds of the $75.0 million increase in the Tranche A Term Loan Facility and of certain Revolving Credit Loans were used to pay various costs and expenses incurred in connection with the Mariner Merger.

             In addition, at the time of the Mariner Merger, Mariner Health was the borrower under a $460.0 million revolving credit facility (the “Mariner Health Senior Revolving Credit Facility”), by and among Mariner Health, the lenders signatory thereto (the “Mariner Health Lenders”), and PNC Bank, National Association, as agent for the Mariner Health Lenders. Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (a) to reduce the amount of the revolving commitment from $460.0 million to $250.0 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to modify certain of the financial and operating covenants referred to in the immediately preceding paragraph, (d) to increase the applicable interest rate margins and (e) to expand the amount and types of collateral pledged to secure the Mariner Health Se nior Credit Facility. Mariner Health contemporaneously obtained a $210.0 million term loan facility (the “Mariner Health Term Loan Facility,” and together with the Mariner Health Senior Revolving Credit Facility, the “Mariner Health Senior Credit Facility”), pursuant to a term loan agreement with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders. Proceeds of the Mariner Health Term Loan Facility were applied to reduce loan amounts under the Mariner Health Senior Revolving Credit Facility. The Mariner Health Senior Revolving Credit Facility and the Mariner Health Term Loan Facility are cross-defaulted and cross-collateralized with each other.

             The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company’s subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health’s obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of its subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Mariner Health and its subsidiaries are treated as unrestricted subsidiaries under the Company’s debt facilities. Unlike other subsidiaries of the Company (the “Non-Mariner Health Subsidiaries”), Mariner Health and its subsidiaries neither guarantee the Company’s obligations under the Company’s debt facilities, except for that certain obligation regarding the Company’s total return swap, nor pledge their assets to secure such obligations.

             Correspondingly, the Company and the Non-Mariner Health Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and its subsidiaries are not subject to the covenants contained in the Company’s debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Health Subsidiaries.

             No interest has been paid or accrued on prepetition indebtedness since the Chapter 11 Filings and no principal payments have been made since such time with the exception of repayments made against the Senior Credit Facility as a result of the application of certain cash proceeds received from the sales of certain facilities and other assets and notional amounts related to certain capital equipment leases as adequate protection payments, as more particularly described below. See “—Debtor-in-Possession Financing for the Company.”

             Debtor-in-Possession Financing for the Company. In connection with the Chapter 11 Filings, the Company entered into a $100.0 million debtor-in-possession financing agreement (the “Company DIP Credit Agreement”) with a group of banks (the “Company DIP Lenders”) led by The Chase Manhattan Bank (“Chase”). On March 20, 2000 the Bankruptcy Court granted final approval (the “Final Company DIP Order”) of the Company DIP Financing. The Company DIP Financing is scheduled to expire on January 19, 2001. While the Company has not had the need to avail itself of the Company DIP Financing (except in connection with the insurance of approximately $2.1 million of replacement letters of credit), the Company is actively negotiating with Chase to extend the Company DIP Financing and the use of the senior lenders’ cash collateral; provided, however, that such extension is s ubject to Bankruptcy Court approval and the approval of the Company DIP Lenders and there can be no assurance that such approvals will be obtained.

             The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final Company DIP Order or the Company’s borrowing base of eligible accounts receivable (the “Company Borrowing Base”). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase (“ABR”) plus three percent (3%) and is payable mon thly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum .

             The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date unless extended. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (as defined) (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Senior Credit Facil ity, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final Company DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

             The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for certain Company Debtors owning facilities mortgaged to Omega Healthcare Investors, Inc. (the “Omega Debtors”) whose guarantee is limited to the negative cash flows of the Omega Debtors, pursuant to the Company DIP Agreement, the Final Company DIP Order and the Final Company Cash Collateral Order (defined below). Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the “Company DIP Obligations”“) constitute allowed superiority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors. The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any “adequate protection” liens granted by the Bankruptcy Court) is established in the Company DIP Order and the related cash collateral order entered by t he Bankruptcy Court (the “Final Company Cash Collateral Order”). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as “adequate protection” against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

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

             As of September 30, 2000, and also as of December 26, 2000, no revolving loans were outstanding under the Company DIP Financing and approximately $2.1 million of letters of credit issued under the Company DIP Credit Agreement were outstanding.

             Debtor-in-Possession Financing for Mariner Health. Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 Proceedings of Mariner Health and its subsidiaries were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $50.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the “Mariner Health DIP Financing” and together with the Company DIP Financing, the “DIP Financings”) pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time (the “Mariner Health DIP Credit Agreement”) by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the “Mariner Health DIP Lenders”), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000, the Bankruptcy Court entered into an order granting final approval of the Mariner Health DIP Financing (the “Final Mariner Health DIP Order”). The Mariner Health DIP Financing is scheduled to expire on January 19, 2001, unless extended. While Mariner Health has not had the need to avail itself of the Mariner Health DIP Financing, Mariner Health is actively negotiating with PNC to extend the Mariner Health DIP Financing and the use of the Mariner Health Debtors’ senior lenders’ cash collateral; provided, however, that such extension is subject to Bankruptcy Court approval and the approval of Mariner Health DIP Lenders; there can be no assurance that such approvals will be obtained.

             The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. Borrowings under the tranche B loan require the approval of lenders holding at least 75% of the credit exposure under the Mariner Health DIP Credit Agreement. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 Proceedings) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Up to $5.0 million of the Ma riner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

             Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the “base rate” of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points for tranche A and 300 basis points for tranche B. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to tranche A loans and tranche B loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

             The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date, which is defined as the first to occur of (i) January 19, 2000, unless extended; (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization (currently scheduled to expire on January 19, 2001); (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the “Working Capital Facility” borrowings projected for such month in Mariner Health’s year 2000 DIP budget.

             The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanen tly reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days’ notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof. Mariner Health is in discussions to extend the scheduled maturity date of the Mariner Health DIP Financing and the use of their senior secured lenders’ cash collateral; provided, however, that such extension is subject to Bankruptcy Court approval and the approval of the Mariner Health DIP Lenders; there can be no assurance that such approvals will be obtained.

             As provided in the Final Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the “Mariner Health DIP Obligations”) constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any “adequate protection” liens granted by the Bankruptcy Court) is established in the Final Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court. The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as “ adequate protection” against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Chapter 11 Filings. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

             The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health’s year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Included among the ev ents of default is the termination of the Mariner Health Debtors’ exclusive right to file a plan or plans of reorganization in any of their Chapter 11 Proceedings other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders; the Mariner Health exclusivity period currently is scheduled to expire on January 19, 2001 although the Bankruptcy Court has approved approximately sixty additional days of exclusivity, subject to the Mariner Health DIP Lenders’ agreement to extend the deadline to file a plan under the Mariner Health DIP Credit Agreement by the same amount of time. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations.

             Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the Company Debtors, but does contemplate weekly overhead payments to the Company equal to 1.25% of projected net inpatient revenues for the then-current month, subject to a monthly “true-up,” such that the payments for such month equal 5% of actual net inpatient revenues of the Mariner Health Debtors. Such payments may be suspended by the Mariner Health Debtors if certain defaults specified in the Mariner Health DIP Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

             As of September 30, 2000, and also as of December 26, 2000, no revolving loans or letters of credit were outstanding under the Mariner Health DIP Financing.

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

             The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act required the establishment of a PPS system for nursing homes for cost reporting periods beginning on or after July 1, 1998. Under PPS, nursing homes receive a fixed per diem rate for each of their Medicare Part A patients which, during the first three years, is based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company’s nursing facilities by the Company’s pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem has resulted in significantly lower margins in the Company’s pharmacy operations as a result of increased pricing competition, a change in buying patterns by customers and the decision by the Company to exit certain businesses previously operated by the Company such as its third party therapy, home health and hospital contract management businesses.

             On May 12, 1998, HCFA published the “Interim Final Rule” for the skilled nursing facility (“SNF”) PPS along with the acuity adjusted federal PPS rates for Part A Medicare patients and the facility specific inflation factors effective from July 1, 1998 through September 30, 1999 and the inflation factors that are used to adjust the facility specific base period cost to the payment rates for periods beginning July 1, 1998 through periods beginning September 30, 1999. On July 30, 1999, HCFA published the “Final Rule” for PPS along with acuity adjusted federal PPS rates that are effective October 1, 1999 through September 30, 2000, and the inflation factors that are used to adjust an individual facility’s specific base period cost to payment rates for periods beginning October 1, 1999 through periods beginning September 1, 20 00. The acuity adjusted federal PPS rates and facility specific inflation factor that are published along with the Final Rule follow the guidance included in the Interim Final Rule and do not provide any long-term relief from the overall effect of PPS on Medicare revenue decreases. On November 29, 1999, President Clinton signed into law H.R. 3194, the “Consolidated Appropriations Act” (the “CAA”) (P.L. 106-113),

legislation designed to mitigate the effects of the Balanced Budget Act. While the CAA is expected to ameliorate somewhat the adverse effects of the Balanced Budget Act, the Company believes the CAA will have only a nominal positive effect on its operating results. The CAA, however, temporarily increases the acuity adjusted PPS rates by 20 percent for 15 acuity categories. As evidenced by the language of the CAA, this payment increase is intended to compensate SNFs for the provision of care to medically complex patients, pending appropriate refinements to the PPS system (which have been preliminarily issued). SNFs providing care to patients falling within every non-rehabilitation acuity category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three acuity categories falling within the “high” and “medium” rehabilitation category also are subject to the increase. The increased payments were scheduled to begin on A pril 1, 2000, and end before the later of (A) October 1, 2000, or (B) the date HCFA implements a refined PPS system that better accounts for medically-complex patients. Neither the CAA nor the accompanying Conference Report provides HCFA with specific directions regarding such refinements to the PPS system. On July 31, 2000, HCFA withdrew its revision to the acuity system that it planned to implement October 1, 2000 and will leave in place the 20% increases in 15  specified rug categories until they can develop a more refined system. In addition, the CAA provides for a four percent increase in the federal per diem payment rates for all acuity categories in both fiscal years 2001 and 2002. This increase will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate.

             As of July 1, 1999, all of the Company’s SNFs are receiving Medicare payment through PPS, although transition PPS rates vary from facility to facility depending on each facility’s base period cost that comprises the facility specific component of the rates and the facility’s geographic location that defines the wage adjuster that is applied to the acuity adjusted federal component of the rates. For most of the Company’s facilities, the facility specific base period cost is higher than the base period cost that was used to develop the acuity adjusted federal rates. For some facilities, however, the facility base period cost is lower than the base period cost used to develop the PPS rates. The CAA allows SNFs to elect transition to the full federal rate at the beginning of their cost reporting periods beginning on or after January 1, 2000. SNFs may make the election up to 30  days after the start of their cost reporting period. The Company has taken advantage of this waiver where appropriate.

             The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the federal per diem, has had a material adverse effect on the Company’s therapy business resulti ng in the decision by the Company to terminate its contracts to provide therapy services. The CAA temporarily mitigates the Balanced Budget Act limitations by providing that the therapy caps will not apply in 2000 and 2001. The CAA requires the Secretary of Health and Human Services (the “Secretary”) to conduct focused medical reviews of therapy services during 2000 and 2001, with an emphasis on claims for services provided to residents of SNFs. The CAA also requires the Secretary to study and to submit recommendations to Congress on therapy utilization patterns in 2000 compared to those in 1998 and 1999.

             The CAA also excludes certain items and services from the formerly all-inclusive SNF per diem rates. Specifically, the following items and services will become separately reimbursable outside of the PPS rates: (1) ambulance services furnished to an individual in conjunction with renal dialysis services; (2) chemotherapy items and administration services (as identified by certain HCFA Common Procedure Coding System (“HCPCS”) codes); (3) radioisotope services (as identified by certain HCPCS codes); and (4) customized prosthetic devices (artificial limbs) and other custom prostheses if provided to a SNF resident and intended to be used after discharge (as identified by certain HCPCS codes and other instances chosen by HCFA). Payment for such items and services, which are “passed-through” the per diem payment rates, will be made under Part B, in conformance with Part B payment rules. Altho ugh these items are separately reimbursed from the PPS rate, the CAA also directs HCFA to make appropriate adjustments to the PPS payments rates to reflect the fact that certain items and services have been excluded, and to ensure budget neutrality. Thus, HCFA is directed to make an appropriate proportional reduction in PPS payments at that time.

             In the process of finalizing certain Medicare cost reports or reopening previously finalized cost reports filed by various of the Company’s Medicare provider facilities, certain Medicare fiscal intermediaries have issued NPRs, which include significant audit adjustments that reduce the amount of reimbursement that previously was received by the facilities. The adjustments are based, for the most part, on denials of exception to the related organization principles with regard to services and supplies furnished to the facilities by the Company’s pharmacy and rehabilitation companies and on reductions to costs claimed for therapy services under the prudent buyer principles.

             The prudent buyer principle states, in part, “the prudent and cost-conscious buyer not only refuses to pay more than the going price for an item or service, he also seeks to economize by minimizing cost.” Certain of the fiscal intermediaries have alleged that the Company was not prudent in its purchase of occupational therapy and speech pathology services prior to HCFA’s establishing salary equivalency guidelines, effective April 1998. Fiscal intermediaries calculated facilities’ costs to provide services through employed therapists and reduced costs claimed on the cost reports for providing services through contracts and adjusted the cost reports accordingly. Appeals were filed with the PRRB and resulted in a favorable outcome. However, on review the Social Security Administrator reversed the PRRB and restored the intermediaries’ adjustments. The Company received a favorable judi cial decision on its prudent buyer appeal and currently is negotiating a settlement with HCFA for all of its prudent buyer appeals.

             The related organization principle states, in part, “a provider’s allowable cost for services, facilities, and supplies furnished by a party related to the provider are the costs the related party incurred in furnishing the items in question.” The regulations provide for an exception to the related organization principle if certain requirements are met and the Company believes that it meets these requirements with respect to services its facilities previously received from related pharmacy and rehabilitation subsidiaries. Some fiscal intermediaries have denied the request for exception and have made adjustments to reduce the allowable cost that is included in nursing facility cost reports to the cost of the related organization. The Company has requested PRRB appeals for these adjustments, but the appeals have not yet been heard. There can be no assurance that the Company will prevail in t he appeal process.

             Other Factors Affecting Liquidity and Capital Resources. In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company’s total estimated rent obligations for fiscal year 2001 are approximately $86.0 million. The Company’s total rent obligations paid in fiscal year ended September 30, 2000 were $85.9 million. In connection with its review of its portfolio of facilities, the Company anticipates continuing to divest itself of under-performing facilities, which will have a favorable impact on the Company’s rent obligations.

             The Company’s operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $30.6 million for the fiscal year ended September  30, 2000 as compared to $73.3 million for the comparable period in fiscal 1999. Capital expenditures in fiscal 2000 were financed through internally generated funds. Capital expenditures for fiscal 1999 were financed principally through borrowings under the Company’s credit lines.

             The Company has a lease arrangement, originally providing for up to $100.0 million to be used as a funding mechanism for future skilled nursing facility construction, lease conversions, and other facility acquisitions (the “Synthetic Lease”). This leasing program historically has allowed the Company to complete these projects without committing significant financing resources. The lease is an unconditional “triple net” lease for a period of seven years with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, a nd certain expenses. At September 30, 2000, approximately $66.6 million of this leasing arrangement was utilized. The leasing program is accounted for as an operating lease under GAAP. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended effective March 31, 1999 to reduce the commitment to $80 million. Since June 30, 1999 the Company has been in continuous violation of certain of these financial covenants. The Company ceased making rent payments under the Synthetic Lease in November 1999. The automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken outside the Chapter 11 Proceedings with respect to any defaults that may exist under the Synthetic Lease unless otherwise determined by the Bankruptcy Court. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities. FBTC Leasing Corp., the Company and the Agent for the Synthetic Lenders signed and filed a stipulation agreeing that the Synthetic Lease transaction will be treated as a secured financing rather than a true lease for purposes of the reorganization of the Company Debtors.

             The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material a dverse effect on the Company. See “—Legal Proceedings.”

             The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers’ compensation, general and professional liability, and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of the Company.

             The Company currently purchases excess liability insurance only. Due to the hardening of the liability insurance market for the long-term care industry, the Company currently maintains an unaggregated $1 million self-insured retention per claim. Prior to July 31, 1999, the Company’s liability insurance policies included aggregated stop loss features limiting the Company’s out-of-pocket exposure. With stop loss insurance unavailable to the Company, the expected direct costs have continued to increase. This increased exposure will have a delayed negative effect on operating cash flow as claims develop over the next several years.

             The Mariner Health DIP Credit Agreement limits the ability of the Mariner Health Debtors from engaging in affiliate transactions and making restricted payments, specifically including payments to the Company Debtors. However, the Mariner Health DIP Credit Agreement permits, among other things, weekly overhead payments to the Company (see “- Mariner Health Debtor-in-Possession Financing” above), the purchase of pharmaceutical goods and services from certain Company Debtors, the allocation to, and payment by, the Mariner Health Debtors of their share of certain taxes, insurance obligations and employee benefit obligations paid for and administered on a consolidated basis by the Company, and certain ordinary course transactions which are on terms no less favorable to the subject Mariner Health Debtors than the terms obtainable from a non-affiliate, and for which the approval of the requisite Marine r Health DIP Lenders and the Bankruptcy Court have been obtained.

             Due to the failure to make scheduled payments, comply with certain financial covenant defaults and the commencement of the Chapter 11 Proceedings, the Company and Mariner Health have not been able to satisfy the borrowing conditions under their respective prepetition debt obligations. Under the terms of the Company DIP Financing, up to $100.0 million is available to fund the Company’s operations, subject to satisfaction of the conditions set forth in the documents pertaining to the Company DIP Financing, including borrowing base requirements. Under the terms of the Mariner Health DIP Financing, up to $50.0 million is available to fund Mariner Health’s operations, subject to satisfaction of the conditions set forth in the documents pertaining to the Mariner Health DIP Financing, including borrowing base requirements.

             In addition, as of September 30, 2000, the Company had, in the aggregate, approximately $93.9 million in its general corporate bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Company Cash Collateral Orders and the Company DIP Orders. The aggregate amount in the Company’s corporate concentration account as of December 22, 2000, was approximately $109.9 million. The Company expects a significant portion of this money will be used in the funding of any plan of reorganization. As of September 30, 2000, Mariner Health had, in the aggregate, approximately $16.2 million in its general corporate bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Mariner Health Cash Collateral Orders and the Final Mariner Health DIP Orders. The aggregate amount in Mariner Health’s corporate concentration account as of December 22, 2000, was approximately $24.7 million. Mariner Health expects a significant portion of this money will be used in the funding of any plan of reorganization.

             While management believes that the Company’s cash should be sufficient to fund the Company’s working capital needs for the foreseeable future, the use of this cash collateral is prohibited under the Bankruptcy Code absent an order of the Bankruptcy Court permitting the use of the cash collateral. The use of the Company’s cash collateral to fund working capital is currently permitted by the respective DIP financings. Accordingly, in the event the DIP financings are not extended, the Company will need to obtain a separate order from the Bankruptcy Court permitting the use of the cash collateral. While the Company believes it will be able to obtain such an order if necessary, no assurances can be given in this regard.

             While management believes that the amounts available to the Company Debtors from the Company DIP Financing and cash collateral will be sufficient to fund the operations of the Company Debtors until such time as the Company Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court, there can be no assurances in this regard; a default under the Company DIP Credit Agreement may impair the ability of the Company Debtors to use cash collateral to fund operations. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Company Debtors will allow the Company Debtors to operate profitably under PPS or give the Company Debtors sufficient liquidity to meet their operational needs. The ability of the Company Debtors to fund such requirements wi ll depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Company Debtors.

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

             Impact of Inflation. The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company. In certain of the markets where the Company operates there is a labor shortage that could have an adverse effect upon the Company’s ability to attract or retain sufficient numbers of skilled and unskilled personnel at reasonable wages. Accordingly, rising wage rates could have an adverse effect on the Company in certain of its markets.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

             The Company has in the past entered into interest rate swap agreements (the “Swap Agreements”) to manage its interest rate risk. The Swap Agreements effectively convert a portion of the Company’s floating interest rate debt to fixed interest rate debt. Notional amounts of interest rate agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. On October 27, 1999, one remaining Swap Agreement with a notional amount of $20.0 million was terminated at no cost to the Company. Accordingly, at September 30, 2000, the Company did not have any Swap Agreements outstanding.

             In August 1999, two Swap Agreements, each with a notional amount of $20.0 million, were terminated at a loss to the Company of approximately $100,000. In addition, during September 1998 the Company entered into a total return swap agreement relating to approximately $40.7 million face amount of Mariner Notes, subsequently amended to $46.5 million face amount of Mariner Notes (the “ Total Return Swap Agreement”). The Total Return Swap Agreement was restructured in August 1999 resulting in capital depreciation payable by the Company of approximately $46.5 million, of which amount $20.0 million was satisfied from collateral previously provided by Mariner Health and the balance of which has been incorporated into a promissory note.

Item 8.   Financial Statements and Supplementary Data

             Information with respect to Item 8 is contained in the Company’s Consolidated Financial Statements and financial statement schedules and are set forth herein beginning on Page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

             The following sets forth information concerning the executive management and directors of the Company, including each person’s name, age as of September 30, 2000 and principal occupation or employment during the past five years.

Name	Age	Position
C. Christian Winkle	37	Chief Executive Officer and Director
Francis W. Cash	58	Former Chairman of the Board, Chief Executive Officer, President and Director
George D. Morgan	48	Former Executive Vice President and Chief Financial Officer
Susan Thomas Whittle	53	Executive Vice President, General Counsel and Secretary
Boyd P. Gentry	41	Senior Vice President and Treasurer
John J. Notermann	37	Senior Vice President, Corporate Development
David F. Polakoff	46	Senior Vice President and Chief Medical Officer
Gene E. Burleson	59	Chairman of the Board and Director
Joel S. Kanter	44	Director
William G. Petty, Jr	55	Director

             C. Christian Winkle is the Chief Executive Officer and a Director of the Company. Before becoming Chief Executive Officer, Mr. Winkle served as the Executive Vice President of the Company from January 27, 1999 to March 20, 2000. Prior to that, Mr. Winkle served as Executive Vice President and Chief Operating Officer of Integrated Health Services, Inc. (“IHS”). From November 1995 to April 1997, he served as Executive Vice President—Field Operations of IHS’ owned and leased facilities, and from March 1994 to November 1995, he served as Senior Vice President—Operations of IHS. Prior to serving as Senior Vice President—Operations of IHS, Mr. Winkle served as Regional Vice President of Operations and President—MSU Product Development of IHS from September 1992 to March 1994.

             Francis W. Cash was Chairman of the Board, Chief Executive Officer, President and a director of the Company from September 8, 1999 until April 1, 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. (“Red Roof Inns”). He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President of the Marriott Service Group.

             George D. Morgan was Executive Vice President and Chief Financial Officer of the Company from January 25, 1999 until September 30, 2000. From September 1994 to January 1999, Mr. Morgan served as a senior operating and senior corporate officer with Columbia/HCA Healthcare Corporation. His positions of responsibility included Chief Financial Officer, then Chief Operating Officer of the Western Group from September 1994 through April 1996; President of the Ambulatory Surgery Division from April 1996 through June 1998; and Senior Vice President—Managed Care from July 1998 until January 1999. Prior to Columbia/HCA, Mr.  Morgan was a regional Chief Financial Officer, then Vice President of Financial Operations for Republic/OrNda Healthcorp from December 1989 through September 1994.

             Susan Thomas Whittle is Executive Vice President, General Counsel and Secretary of the Company and has served as Senior Vice President, General Counsel and Secretary since November 4, 1997 and Executive Vice President since April 17, 2000. Prior to that, Ms. Whittle served as Vice President, General Counsel and Secretary of LCA from September 1993 to November 4, 1997. Before joining LCA, Ms. Whittle was a partner with the law firms of Clark, Thomas & Winters of Austin, Texas since February 1992, and Wood, Lucksinger & Epstein, a national healthcare law firm, from May 1981 through February 1992.

             Boyd P. Gentry is Senior Vice President and Treasurer, a position he has held with the Company since November, 1997. Mr. Gentry joined the Company in June 1995 as Vice President, Investor Relations, and Treasurer. Prior to his time with the Company and its predecessor companies, Mr. Gentry held various commercial lending, loan syndication, structured finance and asset securitization roles with Bank of America (formerly NationsBank) where his last position was Senior Vice President, Corporate Banking.

             John J. Notermann is the Senior Vice President of Corporate Development of the Company. Before holding this position, Mr. Notermann served as Vice President of Corporate Taxation from August 1998 to April 2000. Prior to his employment with the Company, Mr. Notermann held various positions with the professional services firm of Ernst & Young beginning in 1987. Prior to his departure from Ernst & Young in 1998, Mr. Notermann was a partner with the firm.

             Dr. David F. Polakoff has served as Senior Vice President and Chief Medical Officer of the Company since August 1998. From December 1997 through July 1998 Dr. Polakoff was the Chief Medical Officer of Mariner Health. Prior to joining Mariner Health, Dr. Polakoff served on the full time faculty of Harvard Medical School, where he taught Geriatric Medicine from 1988 through 1997. He retains an adjunct faculty appointment at this time. Contemporaneous with his Harvard tenure, Dr. Polakoff served in various positions, culminating as Director of the Geriatric Research, Education and Clinical Center of the West Roxbury VA Medical Center (a Harvard teaching hospital).

             Gene E. Burleson is Chairman of the Board of the Company and has served as a director since November 4, 1997. Mr. Burleson currently serves as Chairman of the Board of Argonne Properties, Inc., a private investment company. Prior to that, Mr. Burleson served as the Chairman of the Board of GranCare, and its predecessor, GranCare, Inc., a California corporation (“ GranCare-California”) from 1988 to November 4, 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare-California from December 1990 to February 1997. Upon completion of the merger between GranCare-California and Vitalink Pharmacy Services, Inc. (“Vitalink”) in February 1997, Mr. Burleson became Chief Executive Officer and a director of Vitalink. Mr. Burleson resigned as Chief Executive Officer and as a director of Vitalink in August 1997. Mr. Burleson cu rrently serves on the boards of directors of three other public companies: Alterra Healthcare, Inc. (“Alterra”), a developer and manager of assisted living facilities; Decker Outdoor Corp., a footwear manufacturer; and Tower Hill Capital Group, a provider of small business financial and consulting services.

             Joel S. Kanter has served as a director of the Company since November 4, 1997. From February 1995 to the present, Mr. Kanter has served as the Chief Executive Officer of Walnut Financial Services, Inc., a provider of small business financial and consulting services, including venture capital and other financing. From 1986 to the present, Mr. Kanter has been the President of Windy City, Inc., a private investment company, and from 1988 to February 1995, he served as a consultant to Walnut Capital Corporation, a closely-held investment management and advisory firm. Mr. Kanter also serves on the boards of directors of four other publicly held companies: I-Flow Corporation, a home infusion pump manufacturer; Encore Medical Corporation, a manufacturer of implant devices; Magna Labs, Inc., a manufacturer of resonance imaging systems; and THCG, Inc., a provider of investment banking service s to Internet and e-commerce concerns.

             William G. Petty, Jr. has served as a director of the Company since November 4, 1997. Mr. Petty served as a director of GranCare from July 1995 by virtue of GranCare’s merger with Evergreen Healthcare, Inc., a publicly held long-term care provider (“Evergreen”). Since July 1996, Mr. Petty has been a Managing Director of Beecken, Petty & Company. Beecken Petty & Company is the general partner of Healthcare Equity Partners, LP, a venture capital partnership. Mr. Petty served as Chairman of the Board of Directors, President and Chief Executive Officer of Evergreen from June 1993 to July 1995 and served as President and Chief Executive Officer of Evergreen Healthcare Ltd., L.P., an affiliate of Evergreen, from 1988 to 1992. Mr. Petty also served as Chairman of the Board, Chief Executive Officer and President of National Heritage, Inc. from October 1992 to June 1993. Mr. Petty has been the Chairman of the Board of Alterra, a provider of assisted living services, since 1993. Mr. Petty also served as the Chief Executive Officer of Alterra from 1993 until February 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

             Under the federal securities laws, the Company’s directors and executive officers, and any persons holding more than 10% of the Common Stock outstanding, are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the exchange upon which the Company’s securities are traded. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during the Company’s most recent fiscal year. To the Company’s knowledge, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on its review of copies of the reports that have been submitted to the Company with respect to its most recent fiscal year.

Item 11.   Executive Compensation

Summary Compensation Table

             The following table sets forth certain summary information concerning compensation earned during fiscal 2000 by the individuals serving as the Chief Executive Officers of the Company during fiscal 2000 and the five other most highly compensated executive officers of the Company serving at September 30, 2000 who earned over $100,000 in salary and bonus. See “—Employment and Severance Agreements” below for a description of the employment and severance agreements entered into with certain of the executives named below.

							Long-Term Compensation

							Securities
	Annual Compensation ($)						Underlying

Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation		Options/SAR (#)	All Other Compensation

C. Christian Winkle	2000	(2)	$570,962	$150,000	—		—	—
Chief Executive Officer	1999	(2)	$338,478	—	$15,453	(3)	—	—
and a Director (1)	1998	(2)	—	—	—		—	—

Susan Thomas Whittle	2000		$328,482	$91,500	—		—	—
Senior Vice President,	1999		$290,936	—	—		—	—
General Counsel and	1998		$278,315	—	$51,977	(3)	—	$350,000
Secretary (4)

Boyd P. Gentry	2000		$235,000	$79,200	—		—	—
Senior Vice President and	1999		$204,596	—	—		—	—
Treasurer	1998		$186,269	$219,587	—		—	—

John J. Notermann	2000		$235,000	$75,829	$65,402	(3)	—	—
Senior Vice President-	1999		$204,308	—	—		—	—
Corporate Development	1998		$25,385	—	$7,692	(3)	—	—

David F. Polakoff	2000		$354,039	—	—		—	—
Senior Vice President and	1999		$332,659	—	—		—	—
Chief Medical Officer	1998		$235,994	—	—		—	—

Francis W. Cash	2000	(5)	$452,308	—	—		—	—
Former Chairman of the	1999	(5)	$30,769	—	—		—	$200,000	(6)
Board, Chief Executive	1998	(5)	—	—	—		—	—
Officer and President

George D. Morgan	2000	(7)	$450,000	$109,378	$75,633	(3)	—	—
Former Executive Vice	1999	(7)	$299,467	—	$61,747	(3)	—	$500,000	(8)
President and Chief	1998	(7)	—	—	—		—	—
Financial Officer

______________

(1)	Effective March 21, 2000, Mr. Winkle was appointed Chief Executive Officer and was elected as a Director.

(2)	Mr. Winkle’s employment commenced January 20, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and compensation information for fiscal 1998 and 1997 is not reflected.

(3)	Represents temporary living expenses.

(4)	Effective April 17, 2000, Ms. Whittle was named as an Executive Vice President.

(5)	Mr. Cash’s employment commenced September 8, 1999, and Mr. Cash resigned from the Company effective April 1, 2000. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and compensation information for fiscal 1998 and 1997 is not reflected. Because Mr. Cash voluntarily terminated his employment, he is not entitled to benefits or compensation post-resignation. Does not reflect non-cash compensation in the form of personal benefits provided by the Company that may have value to the recipient. Although such compensation cannot be determined precisely, the Company has concluded that the aggregate value of such benefits awarded to this named executive officer did not exceed the lesser of $50,000 or 10% of his salary and bonus for any fiscal year to which such benefits pertain.

(6)	Represents a signing bonus paid to Mr. Cash upon the commencement of his employment with the Company. Mr. Cash repaid this signing bonus per his employment agreement in December 2000.

(7)	Mr. Morgan’s employment commenced January 25, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service and compensation information for fiscal 1998 and 1997 is not reflected.

(8)	Represents a signing bonus paid to Mr. Morgan upon the commencement of his employment with the Company.

Options Grants, Exercises and Year-End Value Tables

             No options were granted by the Company during the fiscal year ended September 30, 2000. The following table summarizes the value of such stock options held at the end of the fiscal year by the executive officers named in the summary compensation table.

Aggregate Option/SAR Exercises During Last Fiscal Year
and Value of Options/SARs at Fiscal Year-End

Name Exercisable	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at Fiscal Year-End				Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($)(1)

			Exercisable		Unexercisable		Exercisable	Unexercisable

Mr. Winkle	—	—	62,500		187,500	(2)	—	—
Mr. Cash (3)	—	—	—		—		—	—
Mr. Morgan (4)	—	—	—		—		—	—
Ms. Whittle	—	—	61,875	(5)	90,625	(6)	—	—
Mr. Notermann	—	—	30,625	(7)	51,875	(8)	—	—
Mr. Polakoff	—	—	30,000	(9)	40,000	(10)	—	—
Mr. Gentry	—	—	36,875	(11)	60,625	(12)	—	—

______________

(1)	As of September 30, 1999 the exercise prices of all options held by the named executive officers were above the closing price of the Common Stock on that date ($0.375).

(2)	Represents options to purchase 250,000 shares of Common Stock at the exercise price of $4.375.

(3)	The named executive officer is no longer employed by the Company. Mr. Cash terminated his employment effective April 1, 2000.

(4)	The named executive officer is no longer employed by the Company. Mr. Morgan terminated his employment effective September 30, 2000.

(5)	Includes options to purchase 37,500 10,000, 1,875 and 12,500 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875 respectively.

(6)	Includes options to purchase 37,500, 10,000, 5,625 and 37,500 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

(7)	Includes options to purchase 20,000, 1,875 and 8,750 shares of Common Stock at exercise prices of $9.75, $2.50 and $2.1875, respectively.

(8)	Includes options to purchase 20,000, 5,625 and 26,250 shares of Common Stock at exercise prices of $9.75, $2.50 and $2.1875, respectively.

(9)	Includes options to purchase 25,000 and 5,000 shares of Common Stock at exercise prices of $12.125 and $2.1875, respectively.

(10)	Includes options to purchase 25,000 and 15,000 shares of Common Stock at exercise prices of $12.125 and $2.1875, respectively.

(11)	Includes options to purchase 15,000, 10,000, 1,875 and 10,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

(12)	Includes option to purchase 15,000, 10,000, 5,625 and 30,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

Employment and Severance Agreement

             Effective July 7, 2000, the Company gained Bankruptcy Court approval of its Severance Plan for Employees (the “Severance Plan”), which was essentially a continuation of the Company’s severance plan that was in effect prior to the Bankruptcy Proceedings. The Severance Plan provides severance benefits for those employees who are terminated from employment due to a job elimination or a reduction in force. In the event an employee, other than an employee who has a salary grade of 8 or higher (an “Executive Employee”), becomes entitled to severance benefits, the employee shall receive salary continuation benefits equal to the greater of: (i) four weeks of salary; or (ii) one week of salary for each year of service, plus two weeks for each $10,000 increment of the employee’s annual base salary in excess of $40,000 per year (not to exceed 26 weeks of salary continuation). An Ex ecutive Employee who is entitled to salary continuation benefits shall receive benefits based upon the Executive Employee’s salary grade. Salary grades 16, 13-15, 9-12, and 8 shall receive 24, 18, 12 and 6 months of salary continuation benefits, respectively. In addition, the Severance Plan provides that the Chief Executive Officer may, in his discretion, designate certain employees to receive additional salary continuation benefits for up to 52 weeks. Also the Chief Executive may designate certain employees that are requested to stay with the Company after being notified of a job elimination to receive lump sum payments equal to 5% of the employee’s annual base salary for each month the employee remains with the Company. In the event of certain changes in the business, the Chief Executive Officer may limit the class of employees eligible to receive such benefits. The employee is obligated under the Severance Plan to seek other employment. Salary continuation benefits are reduced by the amount of compensation paid to the employee by such other employer. In consideration for receiving salary continuation benefits, the employee must release the Company from any claims the employee may have against the Company.

             On July 7, 2000, the Company received Bankruptcy Court approval of the Key Employee Retention Policy (the “Retention Policy”). The Retention Policy provides for a pool of funds to be paid to approximately 30 key management personnel upon the successful emergence by the Company from the Bankruptcy Proceedings. If the Company successfully emerges from chapter 11 on or before March  31, 2001, the available pool of funds is $5 million. The pool of available funds will be reduced on a monthly basis to $4.5 million. The Company’s successful emergence from the Bankruptcy Proceedings on or after June 1, 2000 will result in a bonus pool of $4.5 million, which will not be further reduced. The purpose of the Retention Policy is to provide employees that are critical to the Company’s reorganization with an incentive to remain in its employment.

             In order to be eligible for a bonus under the Retention Policy (a “Retention Bonus”), an eligible employee must continue employment through consummation of a Plan of Reorganization and must render satisfactory job performance. Whether an eligible employee has rendered satisfactory job performance and allocation of the retention pool is at the discretion of the Chief Executive Officer of the Company. The Chief Executive Officer has made preliminary allocations of the retention pool, but has the discretion to add additional participants and reallocate Retention Bonus amounts to others in the event any participant leaves the employment of the Company prior to the successful consummation of a plan of reorganization. Prior to payment, the three largest payments under the Retention Policy must be ratified by the Board of Directors of the Company. Preliminary allocations of the retention pool have been made to Messrs. Winkle, Polakoff and Gentry and Ms. Whittle in the amounts of up to $2 million, $50,000, $225,000 and $350,000, respectively (subject to reduction depending on the date of the effectiveness of a Plan of Reorganization and subject to increase in the event of a reallocation).

             The Company has entered into employment and severance agreements with its current Chief Executive Officer, Mr. C. Christian Winkle and each of the executive officers named in the Summary Compensation Table above. The material terms of these agreements are set forth below. On January 18, 2000, the Company and substantially all of its subsidiaries filed the Chapter 11 Filings in the Bankruptcy Court. None of the agreements referred to below, other than the agreement with Mr. Morgan, have been assumed or rejected by the Company. The arrangement with Mr. Morgan is a post-petition agreement and, accordingly, the Company has paid these amounts. With respect to the officers and other employees whose employment relationship with the Company was terminated prior to January 18, 2000, the Company and its subsidiaries ceased making severance payments on the date of the Chapter 11 Filings in accordance with applicable law.

             C. Christian Winkle. The Company entered into an employment agreement with Mr. Winkle dated January 20, 1999. Mr. Winkle’s agreement provides for a three-year term, with annual automatic extensions of the term for an additional year unless, not later than 90 days prior to any such anniversary, either party notifies the other that such extension shall not take effect. The agreement provides for a base salary to Mr. Winkle of $500,000 per year. However, effective April 1, 2000, Mr. Winkle’s base salary was increased to $650,000 per year in connection with his appointment as Chief Executive Officer. The agreement permits Mr. Winkle to earn an annual bonus of between 80% and 150% of his annual base salary if the Company achieves certain financial targets.

             Upon satisfying certain requirements, the agreement may be terminated at any time by Mr. Winkle for “good reason” (consisting of certain actions or failures to act by the Company), or with 60 days’ prior written notice for any other reason. If, following a change of control, the Company terminates Mr. Winkle’s employment without Cause (as defined in the agreement) or Mr. Winkle terminates his employment for good reason, then the Company is required to pay Mr. Winkle his full salary through the “Date of Termination” (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two and one-half times the sum of Mr. Winkle’s annual salary and the target bonus for Mr. Winkle then in effect. In addition, if it is determi ned that the Company has met certain financial objectives established in connection with certain incentive compensation plans, the Company shall pay Mr. Winkle the bonus for which he would otherwise be eligible, pro rated to reflect the portion of the fiscal year worked by Mr. Winkle prior to the termination of his employment. If, prior to a change of control, the Company terminates Mr. Winkle’s employment without Cause, or Mr. Winkle terminates his employment for good reason, the Company is required to pay Mr. Winkle his full salary and bonuses for which he would otherwise be eligible through the later of the Date of Termination (as defined in the agreement) or two years from the date of the agreement.

             Susan Thomas Whittle. The Company entered into an employment agreement with Ms. Whittle dated November 4, 1997. Ms. Whittle’s agreement provides for a two-year term, with annual automatic extensions of the term for an additional year unless, not later than 90 days prior to any such anniversary, either party notifies the other that such extension shall not take effect. The agreement currently provides for a base salary to Ms. Whittle of $333,500 per year. The agreement currently permits Ms. Whittle to earn an annual bonus of between 25% and 150% of her annual base salary if certain performance standards established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) are achieved.

             The agreement may be terminated at any time by Ms. Whittle for “good reason” (consisting of certain actions or failures to act by the Company following a “Change of Control,” (as defined in the agreement), or with 60 days’ prior written notice for any other reason. If, following any Change of Control, the Company terminates Ms. Whittle’s employment in breach of the agreement, or Ms. Whittle terminates her employment for good reason, then the Company is required to pay Ms. Whittle her full salary through the “Date of Termination” (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two times the sum of Ms. Whittle’s annual salary and average bonuses for the two previous fiscal years. In addition, the Co mpany is also required to pay Ms. Whittle a bonus (a “Separation Bonus”) at a specified target performance level, pro rated to reflect the portion of the fiscal year worked by Ms. Whittle prior to the termination of her employment. If, prior to a Change of Control, the Company terminates Ms. Whittle’s employment without cause, or Ms. Whittle resigns as a result of the Company’s failure to comply with a material provision of the agreement, the Company is required to pay Ms. Whittle her full salary through the date of termination and all other unpaid amounts due under any compensation plan, together with liquidated damages equal to the greater of either (A) the remaining amount of base salary owed for the term of the agreement; or (B) an amount equal to a sum of (x) nine months of Ms. Whittle’s base salary, plus (y) one additional month of Ms. Whittle’s base salary at the aforementioned rate for each full year of service beyond the first annivers ary of her employment agreement, with a maximum of 18 months of base salary payments. In such event, the Company is also required to pay Ms. Whittle the Separation Bonus.

             Francis W. Cash. The Company entered into an employment agreement with Mr. Cash dated as of September 8, 1999. However, Mr.  Cash resigned from the Company effective April 1, 2000. Because Mr. Cash voluntarily terminated his employment with the Company, he is not entitled to compensation or benefits post-resignation under the terms of his employment contract.

             George D. Morgan. The Company entered into an employment agreement with Mr. Morgan dated January 25, 1999. Mr. Morgan resigned from the Company effective September 30, 2000. In July 2000, the Company and Mr. Morgan entered into a Leave of Absence, Salary Continuation, and General Release Agreement. The agreement provides for (i) a paid leave of absence which began July 15, 2000 and ended September 30, 2000 during which time, Mr. Morgan (a) continued to receive his base compensation; and (b) was eligible for all Company employee benefit plans for which Mr. Morgan had been eligible during his active employment; and (ii) $100,000 in salary continuation payments. In consideration for these benefits, Mr. Morgan released the Company from any and all claims that he may have against the Company or any of its affiliates. In addition, Mr. Morgan’s agreement contains pr ovisions: (i) prohibiting the disclosure of the Company’s confidential information; (ii) prohibiting the solicitation of the employees or agents of the Company or any of its subsidiaries until July 15, 2002; (iii) concerning the assignment to the Company of any intellectual property developed or discovered by Mr. Morgan, and (iv) requiring the return of Company property to the Company.

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

             In addition to the option grants described above, each non-employee director receives an annual retainer of $25,000 in four quarterly installments. Committee chairmen receive an additional $5,000 per calendar year. Non-employee directors also receive $1,500 per Board meeting attended, $1,000 per committee meeting attended and $500 for each telephonic meeting in which they participate.

Compensation Committee Interlocks and Insider Participation

             For the Company’s fiscal year ended September 30, 2000, the Compensation Committee was composed of Mr. Kanter. Prior to their resignations on January 2, 2000, Messrs. Peter P. Copses and Laurence Berg were also part of the Compensation Committee. None of such directors had any “interlock” relationship to report during the fiscal year ended September 30, 2000. Effective October 31, 2000, Messrs. Burleson and Petty were appointed to the Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth, as of December 26, 2000, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-4 adopted under the Securities Exchange Act of 1934) by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock of the Company; (ii) each of the Company’s directors; (iii) the Company’s current and former Chief Executive Officers and the executive officers named in the Summary Compensation Table elsewhere in this Proxy Statement; and (iv) all current directors and current and former executive officers of the Company as a group.

Beneficial Owner	Number of Shares Owned		Percentage Owned

Credit Suisse First Boston 11 Madison Avenue, New York, New York 10010-3629	16,364,771		22.2%
C. Christian Winkle	62,500	(1)	*
George D. Morgan	20,000		*
Susan Thomas Whittle	63,475	(2)	*
Gene E. Burleson	645,433	(3)	*
Joel S. Kanter	216,800	(4)	*
William G. Petty, Jr.	489,515	(5)	*
All current directors and executive officers as a group (6 persons)	1,565,223	(6)	2.12%

______________

*	Represents less than one percent of the outstanding shares of Common Stock at September 29, 2000

(1)	Represents options to acquire shares of Common Stock.

(2)	Includes exercisable options to purchase 61,875 shares of Common Stock, as well as 600 shares held in an estate over which Ms. Whittle has beneficial ownership and as to which Ms. Whittle has sole voting power and sole dispositive power.

(3)	Includes exercisable options to purchase 227,004 shares of Common Stock.

(4)	Includes 95,000 shares owned of record by the Kanter Family Foundation; 3 shares owned of record by Walnut Capital, over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 80,000 shares owned of record by Windy City, Inc., over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 1,000 shares owned in Mr. Kanter’s spouse’s individual retirement account. Also includes exercisable options to purchase 36,444 shares of Common Stock.

(5)	Includes 288,942 shares owned of record by a trust of which Mr. Petty is a beneficiary over which Mr. Petty has sole voting power and sole dispositive power, 102,960 shares owned by his spouse and exercisable options to purchase 92,565 shares of Common Stock.

(6)	Includes 542,888 shares subject to exercisable options.

Item 13.   Certain Relationships and Related Transactions

Agreements with Apollo

             The Company was previously a party to certain agreements with Apollo Management, L.P., certain of their affiliates and certain other investors entered into in connection with the November 4, 1997 recapitalization of LCA and subsequent acquisition by LCA of GranCare these included (i) a Stockholders Agreement dated November 4, 1997, as amended (the “Stockholders Agreement”) and (ii) a Proxy and Voting Agreement dated November 4, 1997, as amended (the “Proxy and Voting Agreement”). The Stockholders Agreement and Proxy and Voting Agreement (collectively the “Agreements”) were terminated on December 20, 1999. The Agreements provided for, among other things, Apollo’s right to designate members for election to the Company’s Board of Directors, certain standstill provisions and control of certain of the shares of Company Common Stock by Apollo. Apollo sold its shares of Company Common Stock to Credit Suisse First Boston in December 1999. On January 2, 2000, the members of the Company’s Board of Directors appointed by Apollo resigned.

Certain Arrangements with the Kelletts and their Affiliates

             Samuel B. Kellett resigned from the Company’s Board of Directors effective August 31, 2000. In January 1996, Mariner Health engaged in a merger transaction (the “CSI Merger”) with Convalescent Services, Inc. (“CSI”), an entity owned by Samuel B. Kellett and Stiles A. Kellett, Jr. (collectively, the “Kelletts”). Samuel B. Kellett was a member of the Company’s Board of Directors from July 30, 1998 until August 31, 2000. In addition to the CSI Merger, Mariner Health acquired certain assets consisting of the skilled nursing facilities known as Arlington Heights Nursing Center in Fort Worth, Texas, and Randol Mill Manor in Arlington, Texas. Prior to the CSI Merger, these facilities were leased by CSI from partnerships owned by the Kelletts. As part of the aforementioned asset purchase transaction, Mariner Health made interest-free loans to the partnerships that owne d Arlington Heights Nursing Center (the “Arlington Heights Partnership”) and Randol Mill Manor (the “Randol Mill Partnership”), in the principal amounts of $955,521 (the “Arlington Heights Note”) and $663,256 (the “ Randol Mill Note” together with the Arlington Heights Note, the “Kellett Partnership Notes”), respectively, which matured on May 24, 1999 and 2000, respectively. The Kelletts have personally guaranteed the repayment of these loans.

             On October 13, 1999, Mariner Health delivered to the Arlington Heights Partnership a demand for payment of the Arlington Heights Promissory Note that matured on May 24, 1999, as well as a demand for performance by the Kelletts of their obligations arising pursuant to their respective personal guarantees of such note. The Kelletts have advised Mariner Health that the Kellet Partnership Notes will not be paid and that they will not fulfill their obligations arising under their personal guarantees. The Kelletts have asserted that certain partnerships controlled by the Kelletts that own nursing facilities previously managed by Mariner Health incurred damages as a result of certain alleged acts of mismanagement by Mariner Health. The Kelletts further allege that the amount of such alleged damages exceeds, in the aggregate, the outstanding principal amounts of both promissory notes, and that such damages can be offset against any obligations of the Kelletts, the Arlington Heights Partnership or the Randol

Mill Partnership under the Kellet Partnership Notes. Mariner Health disputes the alleged mismanagement and the Kelletts’ right to offset any such alleged damages against the obligations relating to the Kellet Partnership Notes or the Kelletts’ guarantees thereof. The Kellett Partnership Notes provide that, as a result of the failure to pay the promissory notes at maturity, the notes will accrue interest from their respective maturity dates at the lesser of 12% per annum or the maximum interest rate allowed by applicable law. The terms of such notes also provide that Mariner Health is entitled to reimbursement for all collection costs, including reasonable attorney’s fees and court costs.

             Also in connection with the CSI Merger, Mariner Health entered into leases for 14 skilled nursing facilities (collectively, the “Leased Facilities”) from partnerships owned or controlled by the Kelletts. Most of the leases for the Leased Facilities (the “Leases”), certain of which were amended in connection with the Mariner Merger as described below, have a base term of eight years and four months from January 2, 1996 as well as three five-year renewal terms at the option of Mariner Health, except that the Lease for Mariner Health of Tallahassee has a term of seven years and four months with two five-year renewal terms; Mariner Health of Woodwind Lakes, a term of eight years and four months with one five-year renewal term; Mariner Health of North Dallas, a term of eight years and four months with two five-year renewal terms; Mariner Health of Belleair, a term of thirteen years and four months with three five-year terms; Mariner Health of Port Charlotte, a term of thirteen years and four months with two five-year renewal terms; and Mariner Health of Denver, a term of eighteen years and four months with one five-year renewal term. Each Lease provides for a fixed rent, which will not increase over the base or renewal terms of such Lease. The aggregate annual rent for the Leased Facilities is approximately $8.0 million. In addition to paying scheduled rent for each Leased Facility, Mariner Health is required to pay all utilities, insurance and property taxes and to maintain the condition of the Leased Facility. On March 30, 2000, the Bankruptcy Court approved the rejection and termination of the lease relating to the Bethany facility. As of September 11, 2000, the management of the Bethany facility was transitioned to a manager designated by the Kelletts.

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

             Under the subject management arrangements, the owner of the managed facility is responsible for the fees and expenses of the managed facility, which were generally paid by Mariner Health and reimbursed by the owner. As of September 30, 1999, Mariner Health believes that it is owed approximately $3.1 million, net of payables owing to the Kelletts or Kellett partnerships, in respect of these working capital advances primarily related to repayments for units that were vacated in accordance with membership agreements and recoupment requirements from a third party intermediary. Mariner Health and the Kelletts are presently in discussions regarding the actual amounts owed to Mariner Health. Mariner Health also provided rehabilitation therapy services to one of the managed facilities, for which Mariner Health received approximately $500,000 during the fiscal year ended September 30, 1999.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

               1. Financial Statements

             The following reports and financial statements are filed herewith on the pages indicated:

               2.   Financial Statement Schedule

             The following schedule is filed herewith:

             Schedule II—Valuation and Qualifying Accounts and Reserves

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

               3.   Exhibits

Exhibits

*2.1	Agreement and Plan of Merger, dated as of April 13, 1998, among the Registrant, Mariner Health Group, Inc. (“Mariner Health”) and Paragon Acquisition Sub, Inc. (“Merger Sub”) (Annex I to Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).

*2.2	Amended and Restated Agreement and Plan of Merger dated September 17, 1997 among Apollo Management, L.P. (“Apollo”), Apollo LCA Acquisition Corp. and Living Centers of America, Inc. (“LCA”) (filed as Annex I to Registrant’s Registration Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).

*2.3	Amended and Restated Agreement and Plan of Merger dated September 17, 1997 among LCA, GranCare, Inc.(“GranCare”), Apollo and LCA Acquisition Sub, Inc. (filed as Annex II to Registrant’s Registration Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).

*3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Annex VIII to Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference) .

*3.2	Second Amended and Restated Bylaws of the Registrant (filed as Annex IX to Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).

*4.1	Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.2	Amended and Restated Stockholders’ Agreement dated as of November 25, 1998 by and among the Registrant, Apollo and certain other investors (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.3	Registration Rights Agreement dated as of November 4, 1997 among the Registrant, Apollo and certain other investors (filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).

*4.4	Registration Rights Agreement dated as of May 1, 1998 between the Registrant and Daniel G. Schmidt III (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.5	Registration Rights Agreement dated as of July 13, 1998 by and among the Registrant, Rembert T. Cribb and Michael E. Fitzgerald (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10 K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.6	Indenture dated as of November 4, 1997, between the Registrant and IBJ Schroder Bank & Trust Company (the “Company Indenture”) (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

*4.7	10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to the Company Indenture (filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).

*4.8	9 1/2% Senior Subordinated Note Due 2007 pertaining to the Company Indenture (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).

*4.9	Indenture dated as of April 4, 1996 between Mariner Health and State Street Bank and Trust Company, as trustee (the “Mariner Health Indenture”), including (i) the form of 9% Senior Subordinated Note due 2006, Series A and (ii) the form of 9% Senior Subordinated Note due 2006, Series B (Incorporated by reference to Exhibits 4.1, 4.2, and 10.1 to Mariner Health’s Current Report on Form 8-K dated April 4, 1996).

*4.10	Amendment No. 1 to Mariner Health Indenture, dated September 11, 1998 (filed as Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.1	Agreement Regarding Certain Kellett Issues dated June 19, 1998 by and among Mariner Health, Mariner Health Care of Nashville, Inc., Stiles A. Kellett, Jr., Samuel B. Kellett, certain partnerships controlled by the Kelletts, and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).

*10.2	Second Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Belleair East Medical Investors, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.3	Second Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Port Charlotte Health Care Associates, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
*10.4	First Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Denver Medical Investors, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.5	+Employment Agreement between the Registrant and Susan Thomas Whittle (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.6	+Form of Employment Agreement entered into between the Registrant and its Senior Vice Presidents (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.7	+Form of Employment Agreement entered into between the Registrant and its Vice Presidents (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.8	+Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference) .

*10.9	+First Amendment to Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.10	+Paragon Health Network, Inc. Incentive Compensation Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by Reference).

*10.11	+New GranCare, Inc. 1996 Stock Incentive Plan (filed with Amendment No. 1 to GranCare’s Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by Reference).

*10.12	First Amendment to the New GranCare, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.13	+New GranCare, Inc. 1996 Replacement Stock Option Plan (filed with Amendment No. 1 to GranCare’s Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.14	+First Amendment to the New GranCare, Inc. 1996 Replacement Stock Option Plan (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.15	+New GranCare, Inc. Outside Directors’ Stock Incentive Plan (filed with Amendment No. 1 to GranCare’s Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.16	+First Amendment to the New GranCare, Inc. Outside Directors Stock Incentive Plan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.17	+Second Amendment to the New GranCare, Inc. Outside Directors Stock Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.18	Indemnification Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, Registration No. 33-44726, and incorporated herein by reference).

*10.19	Assignment Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1, Registration No. 33-44726, and Incorporated herein by reference).

*10.20	Termination and Release Agreement dated as of September 3, 1997, by and among GranCare, Manor Care, Inc. (“Manor Care”) and Vitalink Pharmacy Services, Inc. (“Vitalink”), Apollo and LCA (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.21	Letter Agreement Regarding Liquidated Damages Calculation in Pharmaceutical Supply Agreements Dated September 3, 1997, by and among GranCare, TeamCare, Inc. and Vitalink (filed as Exhibit 10.29 to the Registrant’ s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.22	Letter Agreement Regarding Preferred Provider Arrangement dated August 29, 1997, by and among Vitalink and GranCare (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.23	Amendment to AMS Properties, Inc. Facility Leases dated as of October 31, 1997 between Health and Retirement Properties Trust (“HRPT”) and AMS Properties, Inc. (“AMS”) (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.24	Collateral Pledge Agreement dated as of October 31, 1997 by and between the Registrant and HRPT (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.25	Guaranty by GranCare dated as of October 31, 1997 in favor of HRPT (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.26	Guaranty by the Registrant dated as of October 31, 1997 in favor of HRPT (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.27	Restructure and Asset Exchange Agreement dated as of October 31, 1997 among HRPT, GranCare, AMS and GCI Health Care Centers, Inc. (“GCI Health Care”) (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.28	Subordination Agreement dated as of October 31, 1997 by and among HRPT and the corporations listed on the signature page thereto (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.29	Amendment to GCI Health Care Centers, Inc. Facility Leases dated as of October 31, 1997 (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.30	Amendment to Acquisition Agreement, Agreement to Lease and Mortgage Loan Agreement dated as of December 29, 1993 among HRPT, GranCare, AMS and GCI Health Care (filed with GranCare’s Current Report on Form 8-K filed January 13, 1994, and incorporated herein by reference).

*10.31	Master Lease Document dated December 28, 1990, between HRPT and AMS (filed with GranCare’s Registration Statement on Form S-1, Registration No. 33-42595, and incorporated herein by reference).

*10.32	Form of Guaranty dated December 28, 1990, by American Medical Services, Inc. and each of its subsidiaries in favor of HRPT (filed with GranCare’s Registration Statement on Form S-1, Registration No. 33-42595, and incorporated herein by reference).

*10.33	Amendment to Master Lease between HRPT and AMS dated as of December 29, 1993 (filed with GranCare’s Current Report on Form 8-K filed January 13, 1994, and incorporated herein by reference).

*10.34	Amendment to Master Lease Document and Facility Lease between GCI Health Care and HRPT dated as of October 31, 1994 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.35	Amendment to Master Lease Document and Facility Lease between AMS and HRPT dated as of October 31, 1994 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.36	Mortgage and Security Agreement from AMS to HRPT for the Northwest and River Hills West Health Care Centers dated as of March 31, 1995 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.37	Assumption Agreement by GranCare in favor of HRPT (filed with GranCare’s Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.38	Consent and Amendment to Transaction Documents dated as of December 31, 1996 (the “Consent and Amendment”) among GCI Health Care, GranCare, Vitalink, HRPT and AMS (filed with GranCare’s Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.39	Credit Agreement for $890,000,000 dated as of November 4, 1997, by and among the Registrant, as Borrower, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.40	First Amendment, dated as of July 8, 1998, by and among the Registrant, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lenders parties thereto, relating to the Credit Agreement identified in Item 10.39 above (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.41	Second Amendment, dated as of December 22, 1998, by and among the Registrant, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lender parties thereto, relating to the Credit Agreement identified in Item 10.39 above (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.42	Guarantee and Collateral Agreement dated as of November 4, 1997, by and among the Registrant and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.43	Amended and Restated Participation Agreement (“FBTC Participation Agreement”) dated November 4, 1997, by and among LCA, as Lessee, FBTC Leasing Corp. (“FBTC”), as Lessor, The Chase Manhattan Bank, as Agent for the Lenders, the Fuji Bank Limited (Houston Agency), as Co-Agent, and the Lenders parties thereto (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.44	First Amendment to FBTC Participation Agreement dated July 8, 1998 (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.45	Second Amendment to FBTC Participation Agreement dated December 22, 1998 (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.46	Amended and Restated Guaranty (“FBTC Guarantee”) dated November 4, 1997, by and among the Registrant and certain other guarantors signatory thereto in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.47	First Amendment to FBTC Guarantee dated July 8, 1998 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).
*10.48	Second Amendment to FBTC Guarantee dated December 22, 1998 (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference) .

*10.49	Lease dated October 10, 1996, between FBTC, as Lessor, and LCA, as Lessee (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.50	Amendment to Lease dated as of November 4, 1997 between FBTC and LCA (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.51	Form of Mortgage and Security Agreement with respect to five of GranCare’s facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health Care Capital Finance, Inc., each agreement dated as of March 23, 1995 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.52	Credit Agreement dated as of May 18, 1994 by and among Mariner Health, PNC Bank, N.A. (“PNC Bank”) and the other banks party thereto. (filed as Exhibit 10.1 to Mariner Health’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994 and incorporated herein by reference).

*10.53	+1995 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Mariner Health’s Form S-8, filed November 21, 1995, and incorporated herein by reference).

*10.54	+Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. (“AmHSPP”), Mariner Health Care, Inc. and Mariner Health, including: Exhibit A, Warrant to Purchase 210,000 Shares of Mariner Health’s Common Stock by and among AmHSPP and Mariner Health; and Exhibit B, Warrant to Purchase 1,890,000 Shares of Mariner Health’s Common Stock by and among AmHSPP and Mariner Health (filed as Exhibit 10.36 to Mariner Health’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.55	Amended and Restated $250,000,000 Revolving Credit Facility Credit Agreement (through Amendment No. 18) dated December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as “Banks” (filed as Exhibit 10.63 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.56	+Mariner Savings Plan (filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.57	+First Amendment to Mariner Savings Plan (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.58	Guaranty and Suretyship Agreement dated as of May 18, 1994, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Agent (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.59	Collateral Agency and Sharing Agreement dated as of December 23, 1998, by and among Mariner Health, its subsidiary guarantors and PNC Bank as Collateral Agent, revolving credit facility Administrative Agent and term loan Administrative Agent (filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.60	$210,000,000 Term Loan Facility Credit Agreement, dated as of December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as “Banks” (filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.61	Amended and Restated Pledge Agreement (Borrower Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health (filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.62	Amended and Restated Pledge Agreement (Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health held by the subsidiary pledgors (filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.63	Amended and Restated Pledge Agreement (Pledging Partnership Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by such subsidiaries (filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.64	Amended and Restated Pledge Agreement (Pledging Limited Liability Company Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain limited liability company membership interests held by such subsidiaries (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.65	Amended and Restated Pledge Agreement (Tri-State Pledging Partnership Interests) dated as of December 23, 1998, from Tri-State Health Care, Inc. (“Tri-State”) in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by Tri-State (filed as Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.66	Security Agreement dated as of December 23, 1998 from Mariner Health and its subsidiary guarantors in favor of PNC Bank, as Collateral Agent (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.67	Continuing Agreement of Guaranty and Suretyship dated as of December 23, 1998 from various subsidiaries of Mariner Health in favor of the Collateral Agent relating to the $210,000,000 term loan facility of Mariner Health (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.68	Confirmation for U.S. Dollar Total Return Swap Transaction dated September 21, 1998, between NationsBank, N.A. and the Registrant in connection with the ISDA Master Agreement (1992 form) dated as of October 31, 1997 between NationsBank, N.A. and the Registrant (filed as Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.69	Guaranty dated as of September 21, 1998, from Mariner Health and the subsidiaries of Mariner Health signatory thereto, in favor of NationsBank, N.A. relating to the total return swap referred to in Item 10.68 above (filed as Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.70	+Paragon Health Network, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference) .

*10.71	+First Amendment to Mariner Post-Acute Network, Inc. Employee Stock Purchase Plan (formerly the Paragon Health Network, Inc. Employee Stock Purchase Plan) (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.72	Amended and Restated Purchase Option Agreement dated as of May 24, 1995 by and among Convalescent Services, Inc. (“CSI”), Mariner Health and the Lessors (filed as Exhibits 2.5 and 10.5 to Mariner Health’s Form 10-Q for the quarter ended June 30, 1995, as amended, and incorporated herein by reference).

*10.73	Form of Lease by and between CSI and each of the following lessors: (i) Houston-Northwest Medical Investors, Ltd., (ii) Fort Bend Medical Investors, Ltd., (iii) Northwest Healthcare L.P., (iv) Dallas Medical Investors, Ltd., (v) Creek Forest Limited, (vi) Denver Medical Investors, Ltd., (vii) South Denver Healthcare Associates, Ltd., (viii) Belleair East Medical Investors, Ltd., (ix) Tallahassee Healthcare Associates, Ltd., (x) Port Charlotte Healthcare Associates, Ltd., (xi) Melbourne Healthcare Associates, Ltd., (xii) Pinellas III Healthcare Associates, Ltd., (xiii) Polk Healthcare L.P., and (xiv) Orange Healthcare Ltd. (filed as Exhibit 10.37 to Mariner Health’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.74	+Employment Agreement between the Registrant and George Morgan, dated January 25, 1999 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.75	+Employment Agreement between the Registrant and C. Christian Winkle, dated January 20, 1999 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.76	Amended and restated $250,000,000 Revolving Credit Facility Credit Agreement (the “Mariner Health Credit Agreement”) (through Amendment No. 19) dated, as amended, as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.77	Amendment No. 19 to Mariner Health Credit Agreement dated as of January 19, 1999 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.78	Amended and Restated $210,000,000 Term Loan Facility Credit Agreement (the “Mariner Health Term Loan Agreement”), dated, as amended, as of January 19, 19999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein (filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.79	Amendment No. 1 to Mariner Term Loan Agreement dated as of January 19, 1999 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.80	Third Amendment to Credit Agreement dated as of May 11, 1999, by and among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto, amending the Senior Credit Facility (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.81	Third Amendment to Guarantee dated as of May 11, 1999, by and among the Company, its subsidiaries signatory thereto, and The Chase Manhattan Bank, as Administrative Agent, amending the Amended and Restated Guarantee dated as of November 4, 1997 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.82	Third Amendment to Participation Agreement dated as of May 11, 1999, by and among Living Centers Holding Company, FBTC Leasing Corp., The Chase Manhattan Bank, as Agent, and The Fuji Bank, Limited (Houston Agency), amending the Amended and Restated Participation Agreement dated as of November 4, 1997 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
*10.83	Amendment No. 19 to Revolving Credit Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.84	Amendment No. 20 to Revolving Credit Facility Credit Agreement, dated as of September 2, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.84 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.85	Amendment No. 21 to Revolving Credit Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.85 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.86	Amendment No. 1 to Term Loan Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan Facility Credit Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.87	Amendment No. 2 to Term Loan Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan Facility Credit Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.87 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.88	Letter agreement between Mariner Health and Empire Medical Services dated July 20, 1999 regarding Medicare extended repayment plan (filed as Exhibit 10.88 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.89	Acknowledgement and Amendment, dated August 16, 1999, to the Credit Agreement, dated November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999), among Mariner Post-Acute Network, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as the Lenders, Bank of America, N.A., as Documentation Agent, and The Chase Manhattan Bank, as the Administrative Agent (filed as Exhibit 10.89 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.90	Promissory Note, dated August 16, 1999, by Mariner Post-Acute Network, Inc., as the Maker, to Bank of America, N.A., as the Holder, in the principal amount of $26,485,562.79 (filed as Exhibit 10.90 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.91	Forbearance agreement, dated as of November 9, 1999, to the Credit Agreement, dated as of November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999, and the Acknowledgement and Amendment, dated as of August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), among Mariner Post-Acute Network, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as documentation agent, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.91 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.92	Forbearance agreement, dated as of November 9, 1999, to the Amended and Restated Credit Agreement, dated as of November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999, and the Acknowledgement and Amendment, dated as of August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), among FBTC Leasing Corp., the lenders party thereto, The Chase Manhattan Bank, as agent, and the Fuji Bank, Limited (Houston Agency), as co-agent; the Amended and Restated Guarantee, dated as of November 4, 1997 (as amended by the First Amendment to Guarantee, dated as of July 8, 1998, the Second Amendment to Guarantee, dated as of December 22, 1998, the Third Amendment to Guarantee, dated as of May 11, 1999, and the Acknowledgement and Amendment to Guarantee, dated as of August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), made by Mariner Post-Acute Network, Inc., and the other guarantors which are signatories thereto; and the Lease, dated as of October 10, 1996 (as amended) between the Company and Living Centers Holding Company (filed as Exhibit 10.92 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.93	Termination of Amended and Restated Stockholders Agreement and Proxy and Voting Agreement, dated December 20, 1999, by and among Apollo Management L.P., Mariner Post-Acute Network, Inc. and the stockholders listed on the signature page, terminating the Stockholders Agreement, dated as of November 4, 1997, amended as of April 13, 1998 and amended and restated as of November 25, 1998 and the Proxy and Voting Agreement, dated as of November 4, 1997 (filed as Exhibit 10.93 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.94	+Employment Agreement between the Registrant and Francis W. Cash dated September 18, 1999 (filed as Exhibit 10.94 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.95	Debtor-In-Possession Credit Agreement dated as of January 20, 2000, by and among Mariner Health, certain subsidiaries of Mariner Health, First Union National Bank, N.A., as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as Co-Arrangers, PNC Bank, National Association, as Collateral and Administrative Agent, and certain other lenders (filed as Exhibit 10.95 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.96	Revolving Credit and Guaranty Agreement between dated as of January 18, 2000, by and among the Registrant, certain subsidiaries of the Registrant, the Chase Manhattan Bank, as Agent, and certain other lenders (filed as Exhibit 10.96 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.97	Security and Pledge Agreement dated January 18, 2000, by and among the Registrant, certain subsidiaries of the Registrant and The Chase Manhattan Bank, as Agent, and certain other lenders (filed as Exhibit 10.97 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.98	Security Agreement dated January 20, 2000, by and among Mariner Health, First Union National Bank, N.A., PNC Bank, National Association and certain other lenders (filed as Exhibit 10.98 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.99	Order Under 11 U.S.C.ss.ss.105, 363, 365 and 1146(c) and Fed. R. Bankr. P. 6004, 6006 and 9019: (i) Approving Settlement Agreement With Senior Housing Properties Trust And Certain Related Entities; (ii) Authorizing The Sale Of Rights And Interests In And To Certain Leased Facilities And Personal Property To Senior Housing Properties Trust Free And Clear Of All Liens, Claims, Encumbrances, And Interests; (iii) Determining That Such Sale Is Exempt From Any Stamp, Transfer, Recording, Or Similar Tax; (iv) Authorizing The Assumption Of Certain Leasehold Interests; And (v) Granting Related Relief Including, A Prohibition Against Recourse 10.2 Form of Settlement Agreement by and among Senior Housing Properties Trust; SPTMNR Properties Trust; Five Star Quality Care, Inc.; SHOPCO-AZ, LLC; SHOPCO-CA, LLC; SHOPCO-Colorado, LLC; SHOPCO-WI, LLC; the Company; GranCare, Inc.; AMS Properties, Inc.; and GCI Health Care Centers, Inc. (filed as Exhibit 10.1 to the Registrant’ s Form 1 0-Q for the quarter ended June 30 , 2000).

*10.100	Final Order Authorizing Debtors to Obtain Post-Petition Financing and to Utilize Cash Collateral and Granting Adequate Protection to Pre-Petition Secured Parties (entered 3/20/00) (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

*10.101	Order Approving Assumption of Unexpired Leases and Lease Amendment Agreement With Mid-South Health Care Associates (entered 3/30/00) (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

*10.102	Order on Motion for Order Approving Assumption of Unexpired Leases, Lease Guaranty and Lease Amendments, as Consensually Amended, with Premier Properties of South Carolina and Village Green Convalescent Center, Inc. (entered 3/30/00) (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000) (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

*10.103	Interim Order Authorizing Debtors to Obtain Post-Petition Financing Pursuant to 11 U.S.C. (S)(S) 105, 361, 362, 363, 364(c)(1), 364(c)(2), 364(c)(3) and 364(d)(1), and to Utilize Cash Collateral Pursuant to 11 U.S.C. (S) 363 and Granting Adequate Protection to Pre-Petition Secured Parties (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 1999).

*10.104	Stipulation re: Disposition of “Objection by SouthTrust Bank, National Association, to Debtors’ Motion for Order Authorizing Postpetition Financing and Authorizing Debtors’ Use of Cash Collateral; and Order Thereon (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 1999).

*10.105	Final Order (i) Authorizing Postpetition Financing Pursuant to 11 U.S.C. (S) 364, (ii) Granting Senior Liens and Superiority Administrative Expense Claim Status Pursuant to 11 U.S.C. (S)(S) 105, 364, 503(b) and 507, (iii) Authorizing Use of Cash Collateral Pursuant to 11 U.S.C. (S) 363, and (iv) Granting Adequate Protection Pursuant to 11 U.S.C. (S)(S) 363 and 364 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 1999).

10.106	+Mariner Post-Acute Network, Inc. Severance Plan for Employees, effective July 7, 2000.

10.107	+Key Employee Retention Policy, effective July 7, 2000.

10.108	Third Amended and Restated Bylaws of the Company.

21	Subsidiaries of Mariner Post-Acute Network, Inc.

23	Consent of Ernst & Young LLP.

27	Financial Data Schedule.

______________

*	Incorporated by reference as indicated.

+	Represents management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(d)(10)(iii) of Regulation S-K.

             Mariner Post-Acute Network, Inc. will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such holder pays to Mariner Post-Acute Network, Inc. a fee compensating it for its reasonable expenses in furnishing such exhibits.

             (b)   Reports on Form 8-K

               Not applicable

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

Susan Thomas Whittle Executive Vice President, General Counsel and Secretary

Date: December 26, 2000

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Christian Winkle C. Christian Winkle	Chief Executive Officer and Director (Principal Executive Officer)	December 26, 2000

/s/ William C. Straub William C. Straub	Vice President, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)	December 26, 2000

Gene E. Burleson	Chairman of the Board and Director	December , 2000

/s/ Joel S. Kanter Joel S. Kanter	Director	December 26, 2000

/s/ William G. Petty, Jr William G. Petty, Jr.	Director	December 26, 2000

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
MARINER POST-ACUTE NETWORK, INC.
(Dollars in thousands)

	Balance Beginning of Period	Charged to Income	Deduction From Reserve	Other Additions From Acquisitions	Balance End of Period

Fiscal Year 2000:
Allowance for doubtful accounts	$87,066	42,368	(60,743)	—	$68,691

Notes receivable reserves	$7,471	1,220	—	—	$8,691

Valuation allowance	$470,557	51,082	—	—	$521,639

Fiscal Year 1999:
Allowance for doubtful accounts	$68,581	142,474	(123,989)	—	$87,066

Notes receivable reserves	$4,017	3,454	—	—	$7,471

Valuation allowance	$70,252	400,305	—	—	$470,557

Fiscal Year 1998:
Allowance for doubtful accounts	$33,138	29,544	(24,990)	30,889	$68,581

Notes receivable reserves	$1,188	—	(300)	3,129	$4,017

Valuation allowance	$1,844	31,028	—	37,380	$70,252

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
  Mariner Post-Acute Network, Inc.

             We have audited the accompanying consolidated balance sheets of Mariner Post-Acute Network, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Post-Acute Network, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

             The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 of the accompanying consolidated financial statements, the Company has incurred net losses, has a capital deficit of approximately $1.4 billion at September 30, 2000 and has not been in compliance with certain covenants of various loan agreements. In addition, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code and continue to operate as a debtor-in-possession under the protection of chapter 11. These matters raise substantial doubt about the Company’s ability to continue as a going concern. As of December 22, 2000, the Company has not filed a plan of reorganization. Management is in the process of developing a plan of reorganiz ation for approval by the U.S. Bankruptcy Court and the Company’s creditors. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company’s ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

ERNST & YOUNG LLP
Atlanta, Georgia December 22, 2000

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,

	2000	1999

ASSETS
Current assets:
Cash and cash equivalents	$170,468	$71,817
Receivables, net of allowance for doubtful accounts of $68,691 and $87,066	282,200	307,571
Inventories	20,670	22,866
Prepaid expenses	39,836	18,787
Other current assets	12,799	15,594

Total current assets	525,973	436,635
Property and equipment, net	452,413	459,553
Goodwill, net	217,381	247,353
Restricted investments	35,671	69,188
Other assets	19,363	57,221

	$1,250,801	$1,269,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current maturities of long-term debt	$—	$2,028,226
Accounts payable	67,810	134,829
Accrued compensation and benefits	88,340	83,104
Accrued insurance obligations	12,905	28,291
Accrued interest	—	49,317
Other current liabilities	47,440	58,783

Total current liabilities	216,495	2,382,550
Liabilities subject to compromise	2,371,213	—
Long-term debt, net of current maturities	—	113,618
Long-term insurance reserves	68,987	80,899
Other liabilities	28,124	69,733
Minority interest	6,159	9,169

Total liabilities	2,690,978	2,655,969
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 73,695,081 and 73,688,379 shares issued	737	737
Capital surplus	980,952	980,952
Accumulated deficit	(2,420,378)	(2,361,393)
Accumulated other comprehensive loss	(1,488)	(6,315)

Total stockholders’ equity (deficit)	(1,440,177)	(1,386,019)

	$1,250,801	$1,269,950

The accompanying notes are an integral part of these financial statements.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended September 30,

	2000	1999	1998

Net revenues	$2,117,679	$2,272,580	$2,035,529
Costs and expenses:
Salaries, wages and benefits	1,211,876	1,265,370	941,403
Nursing, dietary and other supplies	128,221	130,369	96,462
Ancillary services	237,230	390,622	430,715
General and administrative	228,177	301,199	187,701
Insurance	106,524	97,285	58,988
Rent	85,937	103,786	86,625
Depreciation and amortization	55,038	120,526	75,044
Provision for bad debts	42,368	142,474	29,544
Impairment of long-lived assets	19,413	995,932	135,783
Recapitalization, indirect merger and other expenses	9,079	65,417	87,336
Loss on disposal of assets	3,673	242,735	—

Total costs and expenses	2,127,536	3,855,715	2,129,601

Operating loss	(9,857)	(1,583,135)	(94,072)
Other income (expenses):
Interest expense (Contractual interest for the fiscal year ended September 30, 2000 was $238,911)	(72,032)	(204,384)	(125,384)
Interest and dividend income	11,388	9,123	11,082
Reorganization items	(10,224)	—	—
Minority interest	2,366	114	(562)

Loss before income taxes and extraordinary loss	(78,359)	(1,778,282)	(208,936)
Provision (benefit) for income taxes	(19,374)	—	(10,559)

Loss before extraordinary loss	(58,985)	(1,778,282)	(198,377)
Extraordinary loss on early extinguishment of debt, net of $6,034 income tax benefit	—	—	(11,275)

Net loss	$(58,985)	$(1,778,282)	$(209,652)

Net loss per share—basic and diluted	$(0.80)	$(24.21)	$(4.31)

The accompanying notes are an integral part of these financial statements.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars and shares in thousands)

				Retained Earnings	Accumulated Other Comprehensive
	Common Stock		Capital	(Accumulated	Income	Treasury Stock

	Shares	Amount	Surplus	Deficit)	(Loss)	Shares	Amount	Total

Balance, September 30, 1997	60,804	$608	$226,972	$164,650	$244	2,004	$(17,191)	$375,283
Comprehensive loss:
Net loss	—	—	—	(209,652)	—	—	—	(209,652)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(994)	—	—	(994)

Comprehensive loss								(210,646)
Issuance of shares to Apollo Management, L.P and affiliates, net of associated costs	17,778	178	232,572	—	—	—	—	232,750
Repurchase of shares in connection with the Recapitalization Merger	—	—	—	—	—	54,461	(735,223)	(735,223)
Retirement of treasury stock	(55,082)	(551)	(202,060)	(538,109)	—	(55,082)	740,720	—
Issuance of shares and options in exchange for GranCare common stock and options	17,440	175	238,814	—	—	—	—	238,989
Issuance of shares to Professional Rehabilitation, Inc.	1,147	11	22,575	—	—	—	—	22,586
Issuance of shares to Summit Medical Holdings, Inc.	1,043	10	16,690	—	—	—	—	16,700
Issuance of shares in exchange for Mariner Health Group, Inc. Common stock	29,615	296	443,922	—	—	—	—	444,218
Funding of options exercised or canceled under 1992 Employee Stock Option Plan, net of tax	—	—	(5,918)	—	—	(1,350)	11,410	5,492
Funding of employee benefit plans	—	—	92	—	—	(32)	275	367
Issuance of treasury stock in exchange for warrants	—	—	(9)	—	—	(1)	9	—
Issuance of stock under various stock option plans, net of tax	532	6	6,492	—	—	—	—	6,498

Balance, September 30, 1998	73,277	733	980,142	(583,111)	(750)	—	—	397,014
Comprehensive loss:
Net loss	—	—	—	(1,778,282)	—	—	—	(1,778,282)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(5,565)	—	—	(5,565)

Comprehensive loss								(1,783,847)
Issuance of common stock	49	—	127	—	—	—	—	127
Funding of employee benefit plans	369	4	683	—	—	—	—	687

Balance, September 30, 1999	73,695	737	980,952	(2,361,393)	(6,315)	—	—	(1,386,019)
Comprehensive loss:
Net loss	—	—	—	(58,985)	—	—	—	(58,985)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	4,827	—	—	4,827

Comprehensive loss								(54,158)
Retirement of stock	(7)	—	—	—	—	—	—	—

Balance, September 30, 2000	73,688	$737	$980,952	$(2,420,378)	$(1,488)	—	$—	$(1,440,177)

The accompanying notes are an integral part of these financial statements.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended September 30,

	2000	1999	1998

Cash flows from operating activities:
Net loss	$(58,985)	$(1,778,282)	$(209,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	55,038	120,526	75,044
Interest accretion on discounted debt	15,540	20,091	16,995
Deferred income taxes	—	—	478
Equity earnings/minority interest	2,366	(114)	562
Reorganization items	10,224	—	—
Provision for bad debts	42,368	142,474	29,544
Impairment of long-lived assets	19,413	995,932	135,783
Change in estimate related to reduction in revenue	—	122,023	—
Loss on disposal of assets	3,673	242,735	—
Changes in operating assets and liabilities:
Receivables	(23,240)	11,997	(71,582)
Inventories	1,769	8,650	(11,670)
Prepaid expenses and other assets	(16,216)	69,601	(3,207)
Accounts payable	16,038	(30,655)	(21,538)
Accrued liabilities and other current liabilities	115,502	(22,022)	23,749
Changes in long-term insurance reserves	(19,181)	19,589	16,308
Other	(32,654)	17,897	3,654

Net cash provided by (used in) operating activities before reorganization items	131,655	(59,558)	(15,532)
Payment of reorganization items, net	(24,911)	—	—

Net cash provided by (used in) operating activities	106,744	(59,558)	(15,532)
Cash flows from investing activities:
Acquisitions and investments	—	—	(171,894)
Purchases of property and equipment	(30,563)	(73,251)	(65,168)
Proceeds from sale of property, equipment and other assets	11,337	87,032	3,289
Restricted investments	22,405	13,714	7,474
Net collections on notes receivable	1,405	10,466	21,844
Other	(2,360)	—	(7,340)

Net cash provided by (used in) investing activities	2,224	37,961	(211,795)
Cash flows from financing activities:
Net draws under prepetition credit line	—	222,350	114,000
Repayment of prepetition long-term debt	(10,402)	(105,135)	(641,924)
Proceeds from Deficiency Note	—	26,486	—
Repurchase of subordinated debt	—	(46,661)	—
Deferred financing fees	—	(7,538)	(30,178)
Issuance of shares to Apollo Management, L.P.	—	—	232,750
Proceeds from Senior Credit Facility	—	—	815,000
Proceeds from Senior Notes	—	—	448,871
Repurchase of shares in recapitalization	—	—	(735,223)
Other	85	598	12,990

Net cash provided by (used in) investing activities	(10,317)	90,100	216,286

Increase (decrease) in cash and cash equivalents	98,651	68,503	(11,041)
Cash and cash equivalents, beginning of year	71,817	3,314	14,355

Cash and cash equivalents, end of year	$170,468	$71,817	$3,314

The accompanying notes are an integral part of these financial statements.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   NATURE OF BUSINESS

Reporting Entity

             Mariner Post-Acute Network, Inc. and its subsidiaries (collectively, the ‘‘Company’’) provide post-acute health care services, primarily through the operation of its skilled-nursing facilities. At September 30, 2000, the Company’s significant operations consisted of (i) approximately 360 nursing home and assisted living facilities containing approximately 43,000 beds; (ii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers; and (iii) 13 long-term acute care hospitals with approximately 550 licensed beds. In addition, the Company has limited physician management operations. The Company operates in 25 states with significant concentrations of facilities and beds in seven states and several metropolitan markets.

             Effective August 1, 1998, the Company changed its name from Paragon Health Network, Inc. (“Paragon”) following the consummation of the merger (the “Mariner Merger”) with Mariner Health Group, Inc. (“Mariner Health”) on July 31, 1998 (see Note 4). The Company had previously changed its name from Living Centers of America, Inc. (“LCA”) to Paragon on November 4, 1997. The Company was formed in November 1997 through the recapitalization by merger of LCA by a group of investors (the “Recapitalization Merger”) and the subsequent merger of GranCare, Inc. (“GranCare”) with a wholly-owned subsidiary of LCA (the “GranCare Merger” and collectively with the Recapitalization Merger, the “LCA/GranCare Mergers”; see Note 4).

Petitions for Reorganization Under Chapter 11

             On January 18, 2000 (the “Petition Date”), the Company and substantially all of its subsidiaries (“the Company Debtors”), including Mariner Health and its subsidiaries (the “Mariner Health Debtors”), filed voluntary petitions (collectively, the “Chapter 11 Filings”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated (see Note 3). The Company’s need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act of 1997 (the “Balanced Budget Act” ).

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

             The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. The financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The accompanying consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The statement requires a segregation of liabilities subject to c ompromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

             The Company’s recent operating losses, liquidity issues and the reorganization proceedings raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the DIP Financings (as defined), the ability to continue to use

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash collateral, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. See Note 3.

             The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results.

Reclassifications

             Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Cash and Cash Equivalents

             The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents.

             As a result of separate DIP Financings (as defined) and prepetition senior credit facilities, the Company maintains separate centralized cash management systems for Mariner Health and its subsidiaries (the “Mariner Health Subsidiaries”) in which cash receipts are transferred periodically from facility and ancillary company depository accounts to a separate cash concentration account for Mariner Health. Funds are then used to provide for normal working capital requirements, including reduction of the outstanding credit lines, or placement of excess funds in investment grade investments. In accordance with SOP 90-7, interest income earned since the Petition Date on cash accumulated during the Bankruptcy proceedings is classified as reorganization items (see Note 3).

Notes Receivables

             Notes receivable, net, aggregating $17.9 million and $20.1 million at September 30, 2000 and 1999, respectively, consist primarily of notes which arose from divestitures of certain operating facilities. These notes, which are generally collateralized by long-term care facilities, have interest rates ranging generally from 6.5% to 12.0% and maturities through 2012, including approximately $11.7 million due after September 30, 2001. Notes receivable at September 30, 2000 and 1999, include reserves for potential uncollectible amounts of $8.7 million and $7.5 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. Management believes the collateral values are sufficient to recover the net carrying amount of these notes in the event of default.

Inventories

             Inventories, consisting principally of pharmaceutical and medical supplies, are valued at the lower of cost (first-in, first-out) or market.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

             Property and equipment are stated at cost less accumulated depreciation. Major replacements and significant improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Interest costs related to funds borrowed to finance construction is capitalized but was not significant for all periods presented. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25–40 years
Building improvements	10–15 years
Furniture, fixtures and equipment	3–15 years

Goodwill

             Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in various purchase business combinations and is amortized on a straight-line basis over the estimated useful lives of the related assets. Amortization of goodwill charged to expense was $12.7 million, $43.0 million and $23.0 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Accumulated amortization at September 30, 2000 and 1999 was $24.0 million and $67.5 million, respectively. During the fiscal year ended September 30, 2000, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 years to 20 years. The net effect of such change was a charge of $4.6 million or $0.06 per share for the fiscal year ended September 30, 2000.

Assessment of Long-Lived Assets

             The Company periodically evaluates the carrying values of its long-lived assets including goodwill, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable or the estimated useful life has changed, in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). Under SFAS 121, an impairment loss is recognized when indicators of impairment are present and the sum of the expected undiscounted cash flows are not sufficient to recover the asset’s carrying amount. The difference between the carrying amount of the long-lived assets being evaluated and the estimated fair value of the assets represents the impairment loss. Fair value is based on market prices where available, estimates of market value, or determinations usi ng various valuation techniques including anticipated future cash flows discounted at rates commensurate with the risks involved. See Note 13 for discussion of impairment charges.

Restricted Investments

             Restricted investments represent cash, fixed interest securities, and other investments that have primarily been designated to pay insurance claims of the Company’s wholly-owned insurance subsidiaries. Restricted investments also include amounts restricted for capital improvements and collateral under the terms of various leases and mortgage agreements. See Note 7. These restricted investments have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly are reported at their estimated fair value with unrealized gains and losses, net of related tax effects, included with accumulated other comprehensive income as a separate component of stockholders’ equity.

Other Assets

             At September 30, 1999, other assets included capitalized debt financing costs of approximately $48.0 million, net of accumulated amortization of $13.4 million. In accordance with SOP 90-7, all deferred debt discounts and issuance costs are classified as liabilities subject to compromise as of September 30, 2000 (see Note 3).

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

             Noncurrent deferred income taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes; reserves for uninsured losses not deductible in the current period; and other timing differences (See Note 17).

             The Company files a consolidated federal income tax return. Federal and state income tax payments made for the years ended September 30, 2000, 1999 and 1998 were $0.6 million, $3.0 million and $1.0 million, respectively. The Company received $21.9 million, $78.1 million and $8.7 million in tax refunds during the fiscal years ended September 30, 2000, 1999 and 1998, respectively, in addition to the tax payments made by the Company.

Treasury Stock

             All treasury stock was retired effective November 4, 1997 in connection with the Recapitalization Merger.

Net Revenues

             Net revenues include patient service revenue amounts payable by patients, amounts reimbursable by third party payors under contracts, and prior to May 1999, service revenues from management contracts with non-affiliated skilled nursing facilities and other entities to provide rehabilitation therapy services and revenues from the Company’s medical products and home health care services. Patient revenues payable by patients at the Company’s facilities are recorded at established billing rates. Patient revenues to be reimbursed by contracts with third-party payors are recorded at the amount estimated to be realized under these contractual arrangements. For cost reporting periods beginning July 1, 1998, Medicare starting phasing in a prospective payment system (“PPS”) reimbursement methodology; prior to these dates revenues from Medicare were based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. Revenues from Medicaid are also generally based on reimbursement of the reasonable and direct and indirect costs of providing services to program participants. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services are rendered. The amounts actually reimbursable under Medicare and Medicaid under cost reimbursement programs are determined by filing cost reports which are then subject to audit and retroactive adjustment by the payor. At September 30, 2000 the Company’s unsettled cost periods principally include 1997 and 1998. Legislative changes to state or federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and pr ior to final settlement based on improved estimates. Such adjustments and final settlements with third-party payors are reflected in operations at the time of the adjustments or settlements. In addition, indirect costs reimbursed under the Medicare program are subject to regional limits. The Company’s costs generally exceed these limits and, accordingly, the Company is required to submit exception requests to recover such excess costs.

             A summary of approximate net revenues by payor type is as follows (in thousands):

	Fiscal Year Ended September 30,

	2000	1999	1998

Medicaid	$1,064,132	$1,068,113	$793,856
Medicare	518,659	477,242	651,369
Private and other	534,888	727,225	590,304

	$2,117,679	$2,272,580	$2,035,529

             On July 1, 1998, the Company began phasing in its facilities to PPS for services to Medicare patients. The Company’s facilities were phased into PPS based upon their cost report years (20 facilities on July 1, 1998; 105 facilities on October 1, 1998; 189 facilities on January 1, 1999; and 83 facilities on April 1, 1999). As of July 1, 1999, all facilities were being paid by Medicare under PPS, and as such, revenue recorded will consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates, which include reimbursement for ancillary services. The PPS billing methodology is extremely complex and its implementation is

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resource intensive. The Company has a commitment to training and compliance and has established procedures to address PPS issues as they arise.

             The Company terminated substantially all of its contracts to provide therapy services to both unaffiliated third-parties and to the Company’s skilled nursing facilities effective May 31, 1999 (see Note 5).

             The Company’s rehabilitation management contracts which were terminated in fiscal 1999 typically had a term of one year but frequently included automatic renewals and were in general terminable on notice of 30 to 90 days by either party. Under certain contracts, the Company billed Medicare or another third-party payor directly. Under other contracts, the Company was compensated on a fee for service basis and in general directly billed the skilled nursing facility, which in turn received reimbursement from Medicare, Medicaid, private insurance or the patient. The Company recognized payments under these latter contracts as payments from private payors. Under these latter contracts, the Company also generally indemnified its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. The Company had established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. Historically, reimbursement denials under these contracts have been insignificant; however, an increase in denials could materially and adversely affect the Company .

             Under arrangements in which the Company billed a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimbursed the facility based on a reasonable cost standard. Specific guidelines existed for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applied salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which was the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare paid for occupational and speech therapy services on a reasonable cost basis, subject to the so-called “prudent buyer” rule for evaluating the reasonableness of the costs. The Company’s gross margins for its physical therapy services under the salary equival ency guidelines were significantly less that for its speech and occupational therapy services under the “prudent buyer” rule. In addition, the Company provided certain services between subsidiary companies, some of which were charged at cost and others of which are charged at market rates. The Company believes that the services which were charged at market rates qualify for an exception to Medicare’s related organization principle. There can be no assurance, however, that the Health Care Finance Administration (“HCFA”) will endorse the Company’s position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

             In April 1995 HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual “prudent buyer” assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA has promulgated new salary equivalency guidelines effective April 1, 1998 which updated the then current physical therapy and respiratory therapy rates and established new guidelines for occupational therapy and speech therapy. These new payment guidelines were in effect until the client skilled nursing facility transitioned to PPS , at which time payment for therapy services were included in the PPS rate. HCFA, through its intermediaries, is also subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of the Company’s provider and rehabilitation contracts provided for indemnification of the facilities for potential liabilities in connection with reimbursement for rehabilitation services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company’s results of operations.

             After July 1, 1998, as the Company’s pharmacy customers transitioned to PPS, the Company amended the relationships with certain of its customers to provide pharmaceutical services at a fixed per diem price.

             Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company is aware of certain current investigations and additional possible investigations

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

involving allegations of potential wrongdoing with respect to Medicare and Medicaid. See Note 18. While the Company believes that it is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Change in Accounting Estimates

             During the fiscal year ended September 30, 1999, the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third party payors, of which $39.3 million was recorded to reduce the estimated amount receivable from cost reports filed or settled during the period. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items and primarily pertains to related party adjustments asserted by Medicare intermediaries through the intermediaries’ reopening of certain Mariner Health cost reports. These reopenings were to incorporate adjustments that reduced the allowable costs of rehabilitation therapy services furnished to the Mariner Health facilities by Mariner Health’s rehabilitation subsidiaries. At June 30, 1999, Mariner Health had received revised notices of program reimbursement (“NPRs”) for approximately fifty 1995 and 1996 cost reports of its facilities which resulted in reductions in reimbursable cost of approximately $16.9 million. The Company is vigorously disputing the intermediaries’ overpayment determinations through the appeal process; however, a favorable outcome cannot be assured at this time. The loss per share of this $122.0 million change in estimate was approximately ($1.66) for the fiscal year ended September 30, 1999.

             In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with HCFA and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. As of September 30, 2000, all payments have been made. The intermediary has notified Mariner Health that it intends to issue NPRs for the remaining facility cost reports (1997 through 1999) starting in fiscal year 2000. As part of the chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for other than the current cost reporting years for the pendancy of Mariner Health’s DIP obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

Comprehensive Income

             Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“ SFAS 130”), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. Comprehensive income includes net income (loss) as well as charges and credits directly to stockholders’ equity (deficit) which are excluded from net income (loss). The Company has presented comprehensive income in the consolidated statements of stockholders’ equity (deficit).

Segment Reporting

             In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), which establishes standards for the method that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. See Note 22.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

             The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for employee stock options in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and, accordingly, recognizes no compensation expense for the stock option grants.

             In October 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock option. Companies that do not follow the new fair-value based method are required to provide pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been applied. See Note 10 for the pro forma effects on the Company’s reported net income (loss) and earnings (loss) per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS 123.

Recent Accounting Pronouncements

             In fiscal year 2000, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, “ Reporting on the Costs of Start-Up Activities” (“SOP 98-5”), which requires costs of start-up activities and organization costs to be expensed as incurred. The Company had previously capitalized start-up costs in connection with the opening of new facilities and businesses. The adoption of SOP 98-5 did not have a material effect on the Company’s consolidated financial position or results of operations.

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning af ter June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities. The Company adopted this accounting standard as required effective October 1, 2000 and it did not have a material impact on its consolidated financial position or results of operations.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The adoption of this new pronouncement did not have a material impact on the Company’s results of operations.

NOTE 3   PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Events Leading to Bankruptcy

             During fiscal year 1999, the Company and Mariner Health experienced significant losses, resulting in certain financial covenant violations under the Company’s various loan agreements (see Note 8). In addition, the Company and Mariner Health did not make any scheduled interest and principal payments due subsequent to September 30, 1999 which resulted in an event of default under their respective loan agreements. The inability of the Company and Mariner Health to service or restructure their respective debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by creditors with regard to any defaults under the prepetition obligations of the Company and those of its subsidiaries whi ch are debtors in the Chapter 11 Filings.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reorganization

             As noted previously, on January 18, 2000, the Company, Mariner Health and substantially all of their respective subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the “Chapter 11 Proceedings”).

             While the Chapter 11 Filings constituted a default under the Company’s and such subsidiaries’ various financing arrangements, section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts and unexpired leases, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and unexpired leases and final decisions with respect to assuming or rejecting the contr acts and the approval of the Bankruptcy Court are still pending.

             In connection with the Chapter 11 Filings, the Company obtained a commitment for $100.0 million in debtor-in-possession (“DIP”) financing (the “Company DIP Financing”) from a group of banks led by The Chase Manhattan Bank (“Chase”). Mariner Health also obtained a commitment for $50 million in DIP financing (the “Mariner Health DIP Financing”, together with the Company DIP Financing, the “DIP Financings”) from a group of banks led by PNC Bank, National Association (“PNC”). See Note 8.

             On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities at September 30, 2000 are classified in the consolidated balance sheet as liabilities subject to compromise. The Company has been and intends to continue to pay postpetition claims of vendors and providers in the ordinary course of business.

             The Company and Mariner Health intend to develop a plan or separate plans of reorganization through negotiations with their respective key creditor constituencies including their respective senior bank lenders and official unsecured creditors committees (as used herein, a plan for the Company is the “Company Plan of Reorganization;” a plan for Mariner Health is the “Mariner Plan of Reorganization;” and collectively, any such plans are the “Plans of Reorganization”). A substantial portion of prepetition liabilities are subject to settlement under each of the Plans of Reorganization to be submitted by the Company and Mariner Health. Each of the Plans of Reorganization must be voted upon by each eligible impaired class of creditors and equity holders of the Company and approved by the Bankruptcy Court. No assurance can be given regarding the timing of such Plans of Reorganizatio n, the likelihood that such plans will be developed, or the terms on which such plans may be conditioned. In addition, there can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims and equity interests and confirmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company’s exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company; the same is true for Mariner Health if the Mariner Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and Mariner Health’s exclusive right to file and solicit acceptance of a plan of reorganization ends. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liabilities Subject to Compromise

             “Liabilities subject to compromise” refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company’s estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Filings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plans of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plans of Reorganization. A summary of the principal categories of claims classified as liabilities subject to compromise at September 30, 2000 are as follows (in thousands):

Long-term debt	$2,149,420
Accounts payable	82,318
Accrued interest	85,564
Other accrued liabilities	86,885
Deferred loan costs	(32,974)

$2,371,213

             Approximately $2.4 billion of liabilities subject to compromise would have been classified as current liabilities at September 30, 2000 if the Chapter 11 Filings had not been filed.

             In accordance with SOP 90-7, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000. Contractual interest for the fiscal year ended September 30, 2000 was $238.9 million which is $167.6 million in excess of interest expense included in the accompanying consolidated financial statements for the fiscal year ended September 30, 2000.

Reorganization Items

             Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the consolidated statements of operations for the fiscal year ended September 30, 2000 consist of the following (in thousands):

Professional fees	$22,918
DIP financing fees	2,852
Other reorganization costs	2,607
Net gain on divestitures	(14,688)
Gain on settlement of prepetition accounts payable	(1,002)
Interest earned on accumulated cash resulting from Chapter 11 Filings	(2,463)

$10,224

NOTE 4   MERGERS & ACQUISITIONS

Recapitalization Merger

             During 1997 the Company consummated the Recapitalization Merger effective November 1, 1997. In connection with the Recapitalization Merger, certain investors (the “Investors”) invested $240 million to purchase approximately 17.8 million shares (adjusted for the three-for-one stock split, see Note 15) of newly issued common stock of LCA. Concurrent with the Recapitalization Merger, LCA changed its name to Paragon Health Network, Inc.

             On November 4, 1997, the Company sold $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 59.6% of face value (collectively, the “Notes”), in a private offering to institutional investors. Concurrent with the private Notes offering, the Company entered into a new Senior Credit Facility (see Note 8).

             The Company used the $240 million invested by the Investors and the $1.189 billion of net proceeds provided by the Notes offering and the Senior Credit Facility to (i) purchase approximately 90.5% of the issued and outstanding common stock of the Company for a per share price of $13.50 (adjusted for the three-for-one stock split, see Note 15); (ii) repay substantially all amounts outstanding under the Company’s and under GranCare’s (see below for description of the GranCare Merger) previous credit facilities; and (iii) pay for certain costs associated with the LCA/GranCare Mergers.

GranCare Merger

             Effective November 1, 1997 for accounting purposes, and subsequent to the Company’s recapitalization, the Company completed the merger acquisition of GranCare pursuant to the terms of the GranCare Merger Agreement. At the time of the GranCare Merger, GranCare operated long-term health care facilities that provided skilled nursing and residential care services in 15 states, a specialty hospital geriatric services company and home health operations. Approximately 17.4 million shares (adjusted for the three-for-one stock split, see Note 15) of the Company’s common stock were exchanged for GranCare common stock and approximately 1.3 million options (adjusted for the three-for-one stock split, see Note 15) to purchase shares of the Company’s common stock were exchanged for options to purchase GranCare common stock. The Company’s total purchase price of the acquisition was approximately $250 .6 million including legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of GranCare’s operations are included in the Company’s consolidated financial statements since the date of acquisition.

             In the quarter ended June 30, 1998, an adjustment was made to record GranCare’s property and equipment at its fair value, assign a purchase price to unfavorable operating leases for property and equipment and other unfavorable contract rights, and assign a value to identifiable intangible assets. The unfavorable operating lease obligation in the amount of $36.4 million is amortized over the lives of the respective leases and is reflected in the accompanying consolidated balance sheet as other liabilities. A certain note payable assumed by the Company in the GranCare Merger has also been recorded at its fair value and such amount is being amortized as a reduction to interest expense using the effective interest method over the expected life of the note. Amortization was approximately $1.1 million for the period October 1, 1999 through the Petition Date, at which time the Company discontinued accruing interest in accordance with SOP 90-7 (see Note 2). Amortization was $3.9 million and $4.0 million for the fiscal years ended September 30, 1999 and 1998, respectively. At September 30, 2000, the remaining unamortized balance is included in liabilities subject to compromise.

Mariner Merger

             Effective July 31, 1998 the Company completed a merger with Mariner Health pursuant to the terms of the previously announced Mariner Merger Agreement. At the time of the Mariner Merger, Mariner Health operated long-term care facilities that provided skilled nursing and residential care services in 16 states and comprehensive rehabilitation services. In the Mariner Merger approximately 29.6 million shares of the Company’s common stock were exchanged for Mariner Health common stock. The Company’s total purchase price of the acquisition was approximately $542.7 million including cash payments for options, legal, consulting and other direct costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Mariner Health’s operations are included in the Company’s consolidated financial statements since the date of acquisition. In the quarter e nded September 30, 1999, an adjustment was made to Mariner Health’s property and equipment and a value assigned for the purchase price of unfavorable operating leases for property and equipment and identifiable intangible assets.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Acquisitions

             The Company made no acquisitions during fiscal year 2000 or 1999.

             During fiscal 1998 the Company acquired through merger Professional Rehabilitation, Inc., a provider of rehabilitation services, in a stock-for-stock transaction. Approximately 1.1 million shares of the Company’s common stock and $27.0 million in cash were exchanged for Professional Rehabilitation, Inc.’s common stock. In connection with this transaction, approximately $45.3 million was recorded as goodwill. The Company also acquired Summit Medical Holdings, Ltd., a provider of long-term acute care services, during fiscal 1998 in exchange for $10.0 million in cash and approximately 1.0 million shares of the Company’s common stock. In connection with this transaction, $17.4 million was recorded as goodwill. In addition, the Company acquired several institutional pharmacies and long-term care center as part of several smaller transactions, primarily for cash. All such acquisitions were record ed using the purchase method of accounting.

Pro Forma Financial Information

             The following unaudited pro forma financial information (in thousands, except per share data) presents the consolidated results of operations of LCA, GranCare, and Mariner Health as if the LCA/GranCare Mergers and the Mariner Merger had occurred effective October 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the mergers, and related income tax effects. Such adjustments exclude a $12.0 million charge, net of a $7.0 million income tax benefit, for termination fees paid by GranCare to Vitalink Pharmacy Services, Inc. and Manor Care, Inc. in conjunction with the GranCare Merger. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the LCA/GranCare Mergers and the Mariner Merger been consummated as of those dates, nor are they necessarily indicativ e of future operating results.

Fiscal Year Ended September 30, 1998

Net revenues	$2,776,514

Loss before extraordinary item	$(229,768)
Extraordinary item	(11,275)
Net loss	$(241,043)

Loss per share—basic and diluted:
Net loss before extraordinary item	$(3.14)
Extraordinary item	(0.15)

Net loss	$(3.29)

             Pro forma information for other 1998 acquisitions is not presented because their operating results, either individually or in the aggregate, do not have a material effect on the pro forma operating results presented above.

NOTE 5   DIVESTITURES

Fiscal Year 2000

             The Company, through its GranCare subsidiaries, leased twenty-two facilities from Senior Housing Properties Trust (“SHPT”) and its wholly-owned subsidiary SPTMNR Properties Trust (“SPTMNR”), which succeeded to the interests of Health and Retirement Properties Trust (“HRPT”) to various agreements, (collectively, the “SNH Entities”). On June 30, 2000, the Company, SPTMNR and SHPT executed a settlement agreement (the “SNH Settlement”), which was approved by the Bankruptcy Court on May 10, 2000, whereby: (a) the Company obtained fee simple ownership of five of the previously leased facilities from SNH; (b) seventeen facilities leased by the Company and related personal property were assigned to affiliates of the SNH Entities; (c) a cash collateral deposit of $15 million and shares of HRPT and SPTMNR stock, with a market value of $7.2 million, were retained by the

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SNH Entities; and (d) the Company agreed to manage the seventeen facilities transferred to the SNH Entities during a transition period that is expected to last less than six months. Upon termination of the management agreement, the Company will have no further relationship with or obligations to the SNH Entities. As a result of the settlement, the Company realized a net gain of approximately $11.1 million which is included as part of the Company’s net gain on divestitures and included in the accompanying consolidated statements of operations as reorganization items.

             During the quarter ended December 31, 1999, the Company completed the sale of certain facilities and other assets which resulted in a net gain on sale of assets of approximately $1.4 million. In addition, the Company also disposed of its remaining home health operations and recorded a net loss on disposal of assets of approximately $2.7 million.

             During the period from the Petition Date through September 30, 2000, the Company also completed the sale or divestiture of other owned, leased or managed facilities and certain assets which resulted in a net gain of approximately $3.6 million. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

             These 29 divested facilities reported net revenues of approximately $108.8 million, $142.5 million and $149.5 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Fiscal Year 1999

             Effective May 31, 1999, the Company terminated all of its contracts to provide therapy services to both unaffiliated third-parties and to the Company’s skilled nursing facilities. As a result of the contract terminations and the closure of the therapy business, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million and a loss on disposal of related assets of $7.5 million.

             On June 30, 1999 the Company completed the sale of the assets of its outpatient rehabilitation management contract to HealthSouth Corporation which resulted in a loss on sale of $2.5 million.

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

Fiscal Year 1998

             In September 1998, the Company divested its Hospice operations, which provided care for terminal patients, for a cash sales price of $6.0 million.

NOTE 6   PROPERTY AND EQUIPMENT

             Property and equipment consists of the following at September 30 (in thousands):

	2000	1999

Land	$68,687	$81,289
Buildings and improvements	448,177	390,671
Leasehold improvements	61,735	60,629
Furniture, fixtures and equipment	192,834	196,875
Leased property under capital leases	41,035	63,797

Total	812,468	793,261
Less: Accumulated depreciation	(360,055)	(333,708)

	$452,413	$459,553

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Depreciation expense, including amortization of assets under capital leases, related to property and equipment for the fiscal years ended September 30, 2000, 1999 and 1998 was $37.1 million, $77.5 million and $49.1 million, respectively.

NOTE 7   RESTRICTED INVESTMENTS

             Restricted investments at September 30, 2000 and 1999 included the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2000
Restricted by self insurance programs:
U.S. Treasury Notes	$3,108	$18	$(27)	$3,099
Asset-backed securities	1,262	—	(35)	1,227
Corporate debt securities	19,736	31	(259)	19,508
Mortgage-backed securities	2,301	6	—	2,307
Cash	5,956	—	—	5,956

	32,363	55	(321)	32,097
Restricted by bank agreements:
Cash Collateral Accounts	3,574	—	—	3,574

	$35,937	$55	$(321)	$35,671

September 30, 1999
Restricted by self insurance programs:
U.S. Treasury Notes	$11,031	$3	$(232)	$10,802
Asset-backed securities	2,976	3	(37)	2,942
Corporate debt securities	23,078	9	(483)	22,604
Mortgage-backed securities	1,334	—	(36)	1,298
Repurchase Pooling Arrangement	64	—	—	64
Cash	8,219	—	—	8,219

	46,702	15	(788)	45,929
Restricted by bank agreements:
Cash Collateral Accounts	12,009	—	—	12,009
Restricted by lease agreements:
HRPT common stock	18,813	—	(7,563)	11,250

	$77,524	$15	$(8,351)	$69,188

             Proceeds from the sale and maturities of investments were $16.8 million, $32.3 million and $95.4 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Gross gains (losses) were not significant for all periods presented. The Company disposed of its investment in HRPT and SPTMNR common stock in connection with the transaction described in Note 5.

             The amortized cost and estimated fair value of debt securities and other investments at September 30, 2000 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,996	$1,996
Due after one year through five years	13,484	13,370
Due after five years through ten years	7,162	7,042
Due after ten years	202	199

	22,844	22,607
Asset-backed securities	1,262	1,227
Mortgage-backed securities	2,301	2,307
Cash, Collateral Account and Other	9,530	9,530

Total	$35,937	$35,671

NOTE 8   DEBT

             Long-term debt at September 30, 2000 and 1999 is summarized in the following table (in thousands):

	2000	1999

Senior credit facilities:
Senior Credit Facility	$905,981	$912,790
Mariner Health Senior Credit Facility	233,835	223,000
Mariner Health Term Loan Facility	192,439	197,597
Subordinated debt:
Senior Subordinated Notes	274,121	274,009
Senior Subordinated Discount Notes	220,071	204,459
Mariner Health Senior Subordinated Notes	103,136	103,121
Other, including capital lease obligations	219,837	226,868

	2,149,420	2,141,844
Less short-term notes payable and current portion	—	(2,028,226)
Less amounts subject to compromise	(2,149,420)	—

Total long-term debt	$—	$113,618

Prepetition Debt

             Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 proceedings, the Company is in default on substantially all of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as current liabilities at September 30, 1999 and as liabilities subject to compromise at September 30, 2000.

             The obligations of the Company under the Senior Credit Facility are guaranteed by substantially all of the Company’s subsidiaries other than Mariner Health and its subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health’s obligations under the Mariner Health Senior Credit Facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Mariner Health and the Mariner Health subsidiaries are treated as unrestricted subsidiaries under the Company’s debt facilities. Unlike other subsidiaries of the Company (the “Non-Mariner Health Subsidiaries”), Mariner Health and the Mariner Health Subsidiaries neither guarantee the Company’s obligations under the Comp any’s debt facilities nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Health Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and the Mariner Health subsidiaries are not subject to the covenants contained in the Company’s debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Health Subsidiaries.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Senior Credit Facility, as adequate protection payments pursuant to the Final Company DIP Order (as defined hereinafter), resulting from the application of net cash proceeds received from the sales of certain facilities and other assets (see Note 6), and notional amounts related to certain other indebtedness, primarily capital equipment leases. Interest paid on prepetition indebtedness in fiscal year 2000 was $20.5 million of which $15.6 million was paid prior to the Petition Date. Interest paid was $175.8 million and $74.5 million during the fiscal years ended September 30, 1999 and 1998, respectively.

Senior Credit Facility

             The Senior Credit Facility consists of four components: a 6 ½ year term loan facility in an aggregate principal amount of $315 million (the “Tranche A Term Loan Facility”); a 7 ½ year loan facility in an aggregate principal amount of $250 million (the “Tranche B Term Loan Facility”); an 8 ½ year term loan facility in an aggregate principal amount of $250 million (the “Tranche C Term Loan Facility”); and a 6 ½ year revolving credit facility in the maximum amount of $175 million (the “Revolving Credit Facility”). Loans made under the Tranche A Term Loan Facility (the “Tranche A Term Loans”), the Tranche B Term Loan Facility (“Tranche B Term Loans”) and the Tranche C Term Loan Facility (“Tranche C Term Loans”) are collectively referred to herein as “Term Loans”. Advances under the Revolving Credit Facility a re sometimes referred to as “Revolving Loans.” The proceeds from borrowing under the Term Loans were used, along with the proceeds of the Notes offering, to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA’s and GranCare’s pre-merger indebtedness, and to pay costs and expenses associated with the LCA/GranCare Mergers. Principal amounts outstanding under the Revolving Credit Facility were scheduled to mature in April 2005.

             Interest on outstanding borrowings under the Revolving Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the “ ABR”) of the Chase Manhattan Bank (“Chase”) or at a reserve adjusted Eurodollar Rate (the “Eurodollar Rate”) plus, in each case, an Applicable Margin. The term “Applicable Margin” means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company’s leverage ratio.

             Prior to the effectiveness of the December 22, 1998 amendment to the Senior Credit Facility (the “December 1998 Amendment”), the Applicable Margins for the Revolving Credit Facility and the Tranche A Term Loan Facility in the pricing matrix ranged from 0% to 1.25% for ABR loans and 0.08% to 1.25% for loans under the Eurodollar rate. The applicable interest rate margin for Tranche B Term Loans was 1.50% for loans under the ABR and 2.50% for Eurodollar loans. The applicable interest rate margin for the Tranche C Term Loans was 1.75% for loans under the ABR and 2.75% for Eurodollar loans. Immediately prior to the December 1998 Amendment, the Applicable Margins for ABR Loans and Eurodollar Loans under the Revolving Credit Facility and the Tranche A Term Loan Facility were 1.25% and 2.25% respectively.

             Following the December 1998 Amendment, the Applicable Margins in the pricing matrix pertaining to the Revolving Credit Facility and Tranche A Term Loans range from 1.25% for ABR loans and 1.75% to 2.75% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.25% for loans under the ABR and 3.25% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 2.25% for loans under the ABR and 3.50% for Eurodollar loans.

             In connection with the May 11, 1999 amendment (the “May 1999 Amendment”) to the Senior Credit Facility, all of the Applicable Margins were increased by 50 basis points. Following the May 1999 Amendment, the Applicable Margins in the pricing matrix pertaining to Revolving Loans and Tranche A Term Loans range from 0.75% to 1.75% for ABR loans and 2.25% to 3.25% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans is 2.75% for loans under the ABR and 3.75% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans is 3.00% for loans under the ABR and 4.00% for Eurodollar loans. The resultant interest rates under the Senior Credit Facility (in each case first for ABR Loans and then for Eurodollar Loans) as of September 30, 1999 were as follows: for Revolving Loans and Tranche A Term Loans, 10.00% and 9.33%, for Tranche B Term Loans, 11 . 00% and 9.83%; and for Tranche C Term Loans, 11.25% and 10.08%.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Senior Subordinated Notes

             Also in connection with LCA/GranCare Mergers, on November 4, 1997 the Company completed a private offering to institutional investors of $275 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the “Notes”). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and were to be cash pay at a rate of 10.5% per annum thereafter. The Notes will mature on November 1, 2007. The net proceeds from these offerings, along with proceeds from the Senior Credit Facility, were used to fund a portion of the Recapitalization Merger, refinance a significant portion of LCA’s and GranCare’s pre-merger indebtedness, and to pay costs and expenses associated with the LCA/GranCare Mergers. The Company did not make the scheduled interest payment of approximately $13.2 million due on the Senior Subordinated Notes in November 1999 and such default was not cured within the applicable grace period.

Mariner Health Senior Credit Facility and Mariner Health Term Loan Facility

             Mariner Health is the borrower under a $460.0 million senior secured revolving loan facility (the “Mariner Health Senior Credit Facility”), by and among Mariner Health, the lenders signatory thereto (the “Mariner Health Lenders”), and PNC Bank, National Association, as agent for the Mariner Health Lenders (the “Mariner Health Agent”). The Mariner Health Senior Credit Facility terminated on January 3, 2000, without the scheduled maturity payment being made. The borrowing availability and rate of interest varied depending upon specified financial ratios with applicable interest rate margins ranging between 0% and 0.25% for prime-base borrowings, and between 0.50% and 1.75% for Eurodollar-based advances. As of September 30, 1998, the applicable margins were 0% for prime-based revolving loans and 1.25% for Eurodollar-based loans.

             Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the “Mariner Health Senior Credit Facility Amendment”) to (a) reduce the amount of the revolving commitment from $460 million to $250 million, (b) to provide additional financial covenant flexibility for Mariner Health and its subsidiaries, (c) to increase the applicable interest rate margins so that they range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances, (d) to modify certain of the operating covenants referred to in the immediately preceding paragraph, and (e) to expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility. Immediately after giving effect to the Mariner Health Senior Credit Facility Amendment, the applicable interest rate margin for prime-based advances increased to 0.75%, and the applicable interest rate margin for Eurodollar-based borrowings increased to 2.25%. Accordingly, the applicable interest rates on prime-based loans were initially 7.8%, and for Eurodollar-based advances, 7.6%.

             Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of the same date (the “Mariner Term Loan Agreement”) with PNC Bank, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the “Term Lenders”), pursuant to which the Term Lenders made a $210 million senior secured term loan to Mariner Health (the “Mariner Health Term Loan”). Proceeds of the Mariner Health Term Loan were applied to reduce loan amounts under the Mariner Health Senior Credit Facility in connection with the Mariner Health Senior Credit Facility Amendment. The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan matured on January 3, 2000, is guaranteed by the same subsidiary guarantors as he Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility. As of September 30, 1999, approximately $223.0 million of loans and $6.6 million of letters of credit were outstanding under the Mariner Health Senior Credit Facility, and $197.6 million of the Mariner Health Term Loan was outstanding. The Mariner Health Senior Credit Facility matured on January 3, 2000.

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

Mariner Health Senior Subordinated Notes

             Mariner Health is also the issuer of $150.0 million of 9 ½% Senior Subordinated Notes due 2006 (the “Mariner Notes”) which were issued pursuant to an indenture dated as of April 4, 1996 (the “Mariner Indenture”) with Mariner Health as issuer and State Street Bank and Trust Company as trustee (the “Mariner Trustee”). The Mariner Notes are obligations solely of Mariner Health and are not guaranteed by the Company or any of its subsidiaries (other than Mariner Health). Because of the existing, unwaived financial covenant defaults under the Mariner Health Senior Credit Facility and the Mariner Health Term Loan Facility, the agents under such facilities gave notice to Mariner Health and the Mariner Trustee that they were instituting a 179-day payment blockage period, during which no payments of debt service on the Mariner Notes could be made. Accordingly, Mariner Health did n ot make the scheduled $7.1 million interest payment due on the Mariner Notes on October 1, 1999. The 30-day grace period having expired without such interest payment being made, an event of default exists under the Mariner Indenture.

Other

             During the quarter ended December 31, 1997, the Company recognized an extraordinary charge of $11.3 million, net of a $6.0 million income tax benefit, associated with prepayment penalties incurred on the early extinguishment of debt and the write-off of certain financing fees in conjunction with the LCA/GranCare Mergers.

Debtor-in-Possession Financing for the Company

             In connection with the Chapter 11 Filings, the Company entered into a $100.0 million debtor-in-possession financing agreement (the “Company DIP Credit Agreement”) with a group of banks (the “Company DIP Lenders”) led by Chase. On March 20, 2000 the Bankruptcy Court granted final approval (the “Final Company DIP Order,”) of the Company DIP Financing.

             The Company DIP Credit Agreement establishes a one-year, $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors; provided, however, that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final Company DIP Order or the Company’s borrowing base of eligible accounts receivable (the “Company Borrowing Base”). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the ABR of Chase plus three percent (3%) and is payable monthly in arrears. During the existenc e and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable one year from the Petition Date. The Company is in discussions to extend the maturity date of the Company DIP Financing and the use of cash collateral of their senior secured lenders under the prepetition Senior Credit Facility; provided, however, that such extension is subject to Bankruptcy Court approval and the approval of the Company DIP Lenders; there can be no assurance that such approvals will be obtained. The Company must also prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities that are part of the Synthetic Lease (see Note 18) (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final Company DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the prepetition Senior Credit Facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

             The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for the subsidiaries (the “Omega Debtors”) that operate the sixteen facilities that are mortgaged to Omega Healthcare Investors, Inc., which guarantee is limited to the negative cash flows of the debtors pursuant to the Company DIP Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the “Company DIP Obligations”) constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (ex cluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any “adequate protection” liens granted by the Bankruptcy Court) is established in the Final Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the “Final Company Cash Collateral Order”). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as “adequate protection” against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Company DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

             The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company Debtors to use cash collateral to fund operations. At September 30, 2000, there were no outstanding borrowings under the Compan y DIP Credit Agreement. At September 30, 2000, there were also letters of credit outstanding under the Company DIP Financing of approximately $2.1 million.

Debtor-in-Possession Financing for Mariner Health

             Among the orders entered by the Bankruptcy Court in the chapter 11 cases of Mariner Health and its subsidiaries, were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of up to $50.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the “Mariner Health DIP Financing” and together with the Company DIP Financing, the “DIP Financings”) pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the “Mariner Health DIP Credit Agreement”) by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the “Mariner Health DIP Lenders”), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of up to $50.0 million of the Mariner Health DIP Financing (the “Fi nal Mariner Health DIP Order”).

             The Mariner Health DIP Credit Agreement establishes a one-year, $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. Borrowings under the tranche B loan require the approval of lenders holding at least 75% of the credit exposure under the Mariner Health DIP Credit Agreement. Advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Up to $5.0 million of t he Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

             Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the “base rate” of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points for tranche A and 300 basis points for tranche B. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to tranche A loans and tranche B loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

             The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable in one year or, if earlier, on the Commitment Termination Date, which is defined as the first to occur of (i) January 19, 2001, unless extended; (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization; (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreem ent during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. The Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the “Working Capital Facility” borrowings projected for such month in Mariner Health’s year 2000 DIP budget.

             The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depository banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence wil l permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis (first tranche A, and then tranche B). Amounts prepaid pursuant to clause (b) of the same sentence will not

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days’ notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof. Mariner Health is in discussions to extend the scheduled maturity date of the Mariner Health DIP Financing and the use of their senior secured lenders’ cash collateral; provided, however, that such extension is subject to Bankruptcy Court approval and the approval of the Mariner Health DIP Lenders; there can be no assurance that such approvals will be obtained.

             As provided in the Final Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the “Mariner Health DIP Obligations”) constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any “adequate protection” liens granted by the Bankruptcy Court) is establi shed in the February 16 Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court. The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as “adequate protection” against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

             The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum profitability, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health’s year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Included a mong the events of default is the termination of the Mariner Health Debtor’s exclusive right to file a plan or plans of reorganization in any of their chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders; the Mariner Health exclusivity period currently is scheduled to expire on January 19, 2001. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At September 30, 2000, there were no outstanding borrowings or letters of credit issued under the Mariner Health DIP Credit Agreement.

             Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the Company Debtors, but does contemplate weekly overhead payments to the Company equal to 1.25% of projected net nursing home revenues for such month, subject to a monthly “true-up,” such that the payments for such month equal 5% of actual net nursing home revenues of the Mariner Health Debtors. Such payments may be suspended by the Mariner Health Debtors if certain defaults specified in the Mariner Health Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

NOTE 9   INSURANCE COVERAGES

             The Company currently purchases professional and general liability insurance through a third party insurance company. The Company currently maintains an unaggregated $1.0 million self-insured retention per claim. Provisions for estimated settlements, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage These provisions are based on internal and external evaluations of the

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

merits of individual claims, analysis of claim history and the estimated reserves assigned by the Company’s independent actuaries. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently with any adjustments resulting there from reflected in current earnings. Claims are paid over varying periods which generally range from one to five years.

             Prior to July 31, 1999, the Company’s professional and general liability insurance included aggregated stop loss features limiting the Company’s out-of-pocket exposure. For the policy period from April 1, 1999 through July 31, 1999, the total exposure for professional and general liability claims is limited to $23.2 million; for the policy period from April 1, 1998 through March 31, 1999, the Company’s total exposure is limited to $21.5 million. With stop loss insurance unavailable to the Company, the expected costs have continued to increase, which will have a delayed negative effect on operating cash flow as claims develop over the next several years.

             In 1998, the Company purchased a fully-insured workers’ compensation policy with no deductible or retention, except in a limited amount of states such as Texas where the Company is a non-subscriber to workers’ compensation but has in place an employee benefit plan providing for employer-paid benefits comparable to those provided under the Texas workers’ compensation program, with a catastrophic policy in place to cover any loss above $0.5 million per occurrence. For pre-1998 workers’ compensation claims, Mariner Health was insured under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject Mariner Health to additional future costs for losses incurred in a prior year, but paid in subsequent fiscal periods, as losses develop.

             The Company currently maintains two wholly-owned captive insurance subsidiaries, MPN Insurance Company, Ltd. (“MPN Insurance”) and GCI Indemnity, Ltd. (“GCI Indemnity”), to provide for reinsurance obligations under general and professional liability, workers’ compensation and automobile liability for losses occurring prior to April 1, 1998. Pursuant to the reinsurance agreements, MPN Insurance and GCI Indemnity are responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to the business written by MPN Insurance is (i) $0.5 million per occurrence for policy periods prior to July 1, 1996 and $1.0 million per occurrence for policy periods subsequent to July 1, 1996 for professional liability; (ii) $0.25 million per occurrence for automobile liability; and (iii) $0.5 million per occurrence for workers’ compensati on liability. The maximum loss exposure with respect to the business written by GCI Indemnity is (i) $0.1 million per occurrence for professional liability; and (ii) $0.35 million per occurrence for workers’ compensation liability. The obligations of MPN Insurance and GCI Indemnity under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods as previously stated. Restricted investments at September 30, 2000 and 1999 designated to pay such claims had an estimated fair value of $29.0 million and $40.9 million, respectively (see Note 7).

             The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material a dverse effect on the Company.

             Total insurance reserves at September 30, 2000 included in the accompanying consolidated balance sheet are (i) short-term reserves of $9.6 million which are included in accrued insurance obligations; (ii) long-term reserves of $69.0 million which are included in long-term insurance reserves; and (iii) pre-petition reserves of $71.7 million which are included in liabilities subject to compromise. Provisions for such risks were approximately $106.5 million, $97.3 million and $59.0 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10   EMPLOYEE STOCK OPTION PLANS

             In 1997, the Company established the Mariner Post-Acute Network, Inc. Long-Term Incentive Plan (the “Company Plan”) which authorizes the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to 6.0 million shares (2.0 million shares prior to the three-for-one stock split) of the Company’s common stock. An additional 4.0 million shares were authorized in July 1998 in connection with the Mariner Merger (see Note 4). In addition, in connection with the LCA/GranCare Mergers the Company assumed certain stock option incentive plans formerly maintained by GranCare (the “GranCare Plans,” and collectively with the Company Plan, the “Incentive Plans”). The exercise price per share of common stock with respect to each incentive stock option under the Incentive Plans is the fair market value of a share of common stock (defined as the closing price per share of the common stock on the exchange on which the common stock is traded) on the date such option is granted while the exercise price per share of common stock with respect to a nonqualified option is the fair market value of a share of common stock on the date such option is granted or on a subsequent date or as otherwise provided in any agreement with the recipient, but in no event will the exercise price with respect to a nonqualified option be less than 50% of the fair market value of a share of common stock on the date of the grant. The options have a term as fixed by the Compensation Committee, but, in no event, longer than ten years after the date of grant. Options are exercisable only by the optionee and only while the optionee is an employee or nonemployee director of the Company or, unless such optionee’s employment is terminated for cause, within three months after the optionee ceases to be an employee or director of the Company. Options are exercisable for 12 mo nths after the death or permanent disability of an optionee. The option exercise price must be paid in cash or, at the discretion of the Compensation Committee, may be paid in whole or in part in shares of common stock valued at fair market value on the date of exercise. At September 30, 2000 and 1999, there were 3,999,936 and 4,624,264, respectively, options granted and outstanding under the Incentive Plans. Mariner Health Plan options were converted as of July 31, 1998 to the Company Plan.

             The following is a summary of the stock option activity and related information which has been adjusted to reflect the three-for-one stock split:

	Fiscal Year Ended September 30,

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	4,624,264	$9.14	7,091,957	$13.97	3,901,404	$8.95
Granted	—	—	2,091,500	3.07	7,877,856	13.74
Exercised	—	—	—	—	(4,423,153)	9.05
Forfeited	(624,328)	5.74	(4,559,193)	13.87	(264,150)	16.15

Outstanding at end of year	3,999,936	$9.67	4,624,264	$9.14	7,091,957	$13.97

Exercisable at end of year	2,691,311	$11.33	1,329,014	$10.99	974,457	$9.63

Price range	$0.75-$46.45		$0.75-$46.45		$0.84-$46.45

Weighted average fair value of options granted during the year		$—		$2.12		$7.84

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Average	Remaining
		Exercise	Contractual
Range	Options	Price	Life (Years)

$ 0.75-$ 0.84	30,411	$0.75	8.68
$ 2.19-$ 2.50	806,625	$2.28	8.33
$ 4.19-$ 5.40	568,970	$4.75	8.13
$ 7.05-$ 9.91	489,260	$7.82	7.16
$11.00-$16.35	1,979,738	$14.17	7.54
$17.88-$46.45	124,932	$18.05	7.51

	3,999,936

             For purposes of pro forma disclosures of net income (loss) and earnings per share as required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rates ranging from 4.61% to 6.11%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company’s common stock ranging from 0.42 to 1.21; and a weighted-average expected life of the options ranging from three to eight years.

             The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

             The Company’s pro forma disclosures are as follows (in thousands, except for earnings per share information):

	Fiscal Year Ended September 30,

	2000	1999	1998

Pro forma net loss	$(59,170)	$(1,778,494)	$(212,251)

Pro forma loss per share—basic and diluted	$(0.80)	$(24.21)	$(4.37)

NOTE 11   EMPLOYEE RETIREMENT PLANS

             The Company’s employees are eligible to participate in various defined contribution retirement plans sponsored by the Company. Company contributions to these plans represent a matching percentage of certain employee contributions which for certain plans, is subject to management’s discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all of its defined contribution retirement plans was $3.8 million, $4.6 million and $3.8 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

             The Company does not provide post-retirement health care or life insurance benefits to employees. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions.”

NOTE 12   PROVISION FOR BAD DEBTS

             During fiscal 1999, the Company’s collection experience for its services deteriorated principally due to the implementation of PPS, which reduced the cash flows of the Company’s pharmacy and therapy customers and resulted in increased aging and uncollectible accounts in both pharmacy and therapy accounts receivable. The Company’s accounts receivable also continued to deteriorate during the year due to (i) the multiple complexities involved with the change to Medicare PPS billing, the implementation of which is extremely complex and resource

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intensive; (ii) system conversions and consolidation; and (iii) turnover of facility-level billing and collection personnel. Accordingly, the Company’s provision for bad debts in fiscal 1999 was approximately $142.5 million. As of September 30, 1999, all facilities were being paid by Medicare under PPS and, as such, revenue recorded consists of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates.

NOTE 13   IMPAIRMENT OF LONG-LIVED ASSETS

             SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The revenues recorded by the Company in its nursing facilities under PPS are substantially less than the cost-based reimbursement it received previously. The implementation of PPS resulted in a greater than expected decline in reimbursement for nursing home services and in the demand and market rates for the Company’s pharmacy services. Management determined that these revenue declines in its nursing facilities and pharmacy services were other than temporary and were expected to have a material adverse effect on future revenues and cash flow.

             In the fourth quarter of fiscal year 2000, the Company recorded an impairment charge based on a detailed analysis of the Company’s long-lived assets and their estimated cash flows. This analysis resulted in the identification and measurement of an impairment loss of approximately $19.4 million relating principally to several nursing facilities with cash flow losses or where projected cash flows were not sufficient to recover the carrying amount of their goodwill and property and equipment. The impairment loss was comprised of $12.1 million of goodwill and $7.3 million of property and equipment.

             As a result of indicators discussed above, in the fourth quarter of fiscal year 1999 a detailed analysis of the Company’s long-lived assets and their estimated future cash flows was completed. The analysis resulted in the identification and measurement of an impairment loss of $995.9 million principally related to the Company’s nursing facilities and pharmacies that experienced either cash flow losses or where projected cash flow was not sufficient to recover the carrying amount of their goodwill, property and equipment, and other intangible assets which primarily include leasehold rights. The following is a summary of the impairment loss by segment for the fiscal year ended September 30, 1999 (in thousands):

		Property	Other
		And	Intangible
	Goodwill	Equipment	Assets	Total

Nursing home services	$526,411	$306,845	$38,073	$871,329
Pharmacy services	104,661	11,632	4,546	120,839
All other	3,764	—	—	3,764

	$634,836	$318,477	$42,619	$995,932

             In the fourth quarter of fiscal year 1998 the Company recorded an impairment charge based on a detailed analysis of the Company’s long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $135.8 million related to the Company’s nursing facilities and home health agencies with either cash flow losses or nursing facilities where management believed an impairment existed. The impairment loss was comprised of $108.4 million of goodwill and $27.4 million of property and equipment.

             Each analysis included management’s estimate of the undiscounted cash flows to be generated by these assets with a comparison to their carrying values. If the undiscounted future cash flow estimates were less than the carrying value of the asset, then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management’s estimate of fair value, present value of future cash flows, or market value less estimated cost to sell for certain facilities to be disposed of.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14   RECAPITALIZATION, INDIRECT MERGER, AND OTHER EXPENSES

             For the fiscal year ended September 30, 2000, recapitalization, indirect merger, and other expenses totaled approximately $9.1 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company’s defaults in connection with its indebtedness prior to the Petition Date, approximately $2.8 million of costs incurred related to the closure of its therapy business and $0.8 million of other expenses.

             For the fiscal year ended September 30, 1999, recapitalization, indirect merger, and other expenses totaled approximately $65.4 million and included approximately $15.6 million of costs related to the Mariner Health merger, approximately $15.1 million of costs incurred to outside professionals related to the Company’s defaults in connection with its indebtedness and approximately $34.7 million of other expenses. Approximately $54.3 million of these costs were paid during the fiscal year ended September 30, 1999.

             For the fiscal year ended September 30, 1998, recapitalization, indirect merger, and other expenses included approximately $66.2 million of costs related to the LCA/GranCare Mergers, approximately $12.0 million of costs related to the Mariner Health Merger, and approximately $8.7 million of other expenses. Approximately $9.7 million and $69.3 million of these costs were paid during the fiscal years ended September 30, 1999 and 1998, respectively.

NOTE 15   STOCK SPLIT

             On November 24, 1997, the Board of Directors of the Company declared a three-for-one stock split in the form of a stock dividend to stockholders of record as of December 15, 1997 that was paid on December 30, 1997. In all instances throughout the financial statements and footnotes, common stock and additional paid-in capital have been restated to reflect this split.

NOTE 16   EARNINGS PER SHARE

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’:

	Fiscal Year Ended September 30,

	2000	1999	1998

Numerator for basic and diluted loss per share:
Net loss before extraordinary item	$(58,985)	$(1,778,282)	$(198,377)
Extraordinary item	—	—	(11,275)

Net loss	$(58,985)	$(1,778,282)	(209,652)

Denominator:
Denominator for basic loss per share—Weighted average shares	73,688	73,459	48,601
Effect of dilutive securities—stock options	—	—	—

Denominator for diluted loss per share—Adjusted weighted average shares and assumed conversions	73,688	73,459	48,601

Basic and diluted loss per share:
Net loss before extraordinary item	$(0.80)	$(24.21)	$(4.08)
Extraordinary item	0.00	0.00	(0.23)

Net loss per share	$(0.80)	$(24.21)	$(4.31)

             The effect of dilutive securities for all periods presented have been excluded because the effect is antidilutive as a result of the net loss for the periods.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17   INCOME TAXES

             The provision (benefit) for income taxes is presented in the table below (in thousands):

	Fiscal Year Ended September 30,

	2000	1999	1998

Current:
Federal	$(19,374)	$—	$(10,266)
State and local	—	—	(772)

	(19,374)	—	(11,038)
Deferred:
Federal	—	—	440
State and local	—	—	39

	—	—	479

Total	$(19,374)	$—	$(10,559)

             The provision (benefit) for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following (in thousands):

	Fiscal Year Ended September 30,

	2000	1999	1998

Federal statutory income tax rate	(35.0%)	(35.0%)	(35.0)%
Increase (decrease) in taxes resulting from:
State & local taxes, net of federal tax benefits	(1.6%)	(1.0%)	(0.2)%
Permanent book/tax differences, primarily resulting from goodwill amortization	0.0%	0.6%	2.9%
Goodwill disposal	0.0%	3.8%	0.0%
Impairment of assets	5.5%	12.3%	10.1%
Non-deductible merger and acquisition costs	0.0%	0.0%	2.2%
Other, net	1.6%	0.1%	0.1%
Realization of benefit from carryback	(24.8%)	0.0%	0.0%
Change in valuation allowance	29.5%	19.2%	14.8%

Effective tax rate	(24.8%)	0.0%	(5.1)%

             The components of the net deferred tax assets are as follows (in thousands):

	September 30,

	2000	1999

Deferred tax liabilities:
Insurance	$(4,473)	$—
Deferred tax assets:
Asset valuation	58,437	17,930
Amounts relating to property and equipment	53,921	68,875
Payroll and benefits	14,669	20,422
Intangibles	33,072	36,235
NOL carryforwards	297,415	270,558
Accrued expenses	17,629	25,613
Tax credits	13,092	6,302
Insurance	—	2,277
Medicare timing differences	2,063	11,673
Other miscellaneous	35,814	10,672

Total deferred tax assets	526,112	470,557
Less valuation allowance	(521,639)	(470,557)

Net deferred tax assets	$—	$—

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company’s net losses. The net change in the valuation allowance for deferred tax assets was an increase of $51.1 million and $400.3 million at September 30, 2000 and 1999, respectively. The GranCare Merger, the Mariner Merger, and realization of prior year net operating loss (“NOL”) carryback and further analysis of prior year acquisition items and asset valuation resulted in the addition of deferred taxes and corresponding valuation allowance in the amount of $28.2 million, $58.2 million and $37.4 million during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

             The Company has net operating loss carryforwards of $866.1 million expiring at various dates through 2020. The net operating losses are subject to various limitations due to changes in ownership of the Company’s subsidiary corporations during the year the associated losses were generated.

NOTE 18   COMMITMENTS AND CONTINGENCIES

Leases

             Certain of the Company’s facilities are held under operating or capital leases. Expiration dates for most of the capital leases range from 2004 to 2014. Most of the Mariner Health capital leases expires 2004 and have multiple five year renewal terms. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands):

	September 30,

	2000	1999

Facilities operating under capital leases	$41,035	$63,797
Less accumulated amortization	(11,723)	(10,419)

	$29,312	$53,378

             The Company previously entered into a $100 million leasing program (the “Synthetic Lease”) to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The Synthetic Lease is an unconditional “triple net” lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 2000, approximately $66.6 million of the Synthetic Lease was utilized. The Synthetic Lease is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended in May 1999 to reduce the commitment from $100 million to $80 million. The Synthetic Lease Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. At September 30, 2000 and 1999, the Company was in violation of certain of these financial covenants and as a result cannot currently make additional borrowings under the Synthetic Lease Facility. The Company ceased making rent payments under the Synthetic Lease in November 1999. The automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken outside the Chapter 11 Proceedings with respect to any defaults that may exist under the Synthetic Lease unless othe rwise determined by the Bankruptcy Court. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under the construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities.

             Rental expense, net of sublease rental income and amortization of unfavorable lease obligations, for all operating leases was $85.9 million, $103.8 million and $86.6 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Certain of the capital and operating leases contain at least one renewal option (which

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

could extend the term of the leases by five to twenty years), purchase options, and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rental income was $12.2 million, $11.6 million and $7.1 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Contingent rent based primarily on revenues was $3.4 million, $3.2 million and $2.3 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

             The table below presents a schedule of future minimum rental commitments and sublease income under noncancelable leases as of September 30, 2000 (in thousands):

	Sublease

	Operating	Income	Capital

2001	$59,190	$(3,822)	$7,582
2002	53,545	(3,392)	7,069
2003	49,542	(3,357)	15,044
2004	38,198	(2,848)	45,035
2005	29,580	(2,228)	129
Subsequent years	90,383	(12,164)	465

Total minimum rental obligations	$320,438	$(27,811)	75,324

Less amount representing interest			(12,939)

Present value of capital leases			$62,385

Litigation

             As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. In certain states in which the Company has signi ficant operations, including California and Florida, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company’s current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

             From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company’s current financial condition, lack of liquidity and change in the Company’s GL/PL

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

insurance policies, settling a large number of cases within the Company’s $1 million self-insured retention limit could have a material adverse effect on the Company.

             On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs’ Motion for Reconsideration was denied by the Court on November 19, 1998, the Court’s decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeal. This Supreme Court writ has been denied, the Court of Appeal matter has been briefed and Oral Argument was set for January 18, 2000. In accordance with the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. However, the Company did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. The Company will continue in its opposition to all appeals and further intends to vigorously contest the remaining allegations of class status.

             On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. In accordance with the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. The Company is vigorously contesting the alleged claims.

             On August 25, 1998, a complaint was filed by the United States against the Company’s GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X- Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are that (i) the X-Ray company received Medicare overpayments for tra nsportation costs in the amount of $657,767; and (ii) the X-Ray company “upcoded” Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 million to $7.2 million. The Company is vigorously contesting all claims and filed two motions to dismiss on behalf of its subsidiaries on November  23, 1998. The United States has agreed to the motion to dismiss GranCare as a party. The Court has heard a motion to dismiss the Civil False Claims Act and other claims against International X-Ray. The Company is awaiting the Court’s decision. In accordance with the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000.

             On October 1, 1998, a class action complaint was asserted against certain of the Company’s predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted Defendant, Donald C. Beaver’s, Motion to Dismiss on December 6, 1999. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. In accordance with the Company’s voluntary filing under Chapter 11 of the United States

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. However, an amended complaint was filed and Donald C. Beaver is attempting to remove this action from the Bankruptcy Court. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

             On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. To date, the Government has declined to intervene. The complaint which was unsealed, has been amended to add additional relators and allegations under the Federal False Claims Act. In response to the Notice of Stay submitted under 11 U.S.C. § 362, the District Court, on January 26, 2000, dismissed the plaintiffs’ claims against defendants subject to reinstatement within thirty (30) days after the stay is discontinued. The Company intends to vigorously contest the alleged claims herein.

             On approximately June 8, 1999 and December 13, 2000, the OIG issued subpoenas duces tecum to Mariner of Catonsville. The subpoenas request medical records pertaining to eighteen residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

             On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by produci ng documents responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators’ complaint. In accordance with the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code and more particularly, § 362 of that Code, this matter was stayed on January 18, 2000. The Company intends vigorously to defend this action.

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

             On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East. The subpoena requests medical records and other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages; therefore, the Company is unable to predict the outcome of this matter.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19   DISCLOSURES REGARING FAIR VALUE OF FINANCIAL INSTRUMENTS

             The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

             The carrying amount approximates fair value because of the short maturity of these instruments.

Notes Receivable

             Fair value for each significant note receivable was estimated based on the net present value of cash flows that would be received on each note over the remaining note term using current market interest rates rather than stated interest rates. The discount factor was the estimated rate for long-term debt in effect at September 30, 2000 and 1999. Further adjustments were made to the value of the notes based on management’s opinion of the credit risk of the note obligee.

Restricted Investments

             Fair values for the Company’s restricted investments were based on quoted market rates.

Long-Term Debt

             Fair values at September 30, 1999 for each significant fixed or variable rate debt instrument were estimated based on market quotes, where available, or the net present value of cash flows that would be paid on each note over the remaining note term using the Company’s current incremental borrowing rate rather than the stated interest rates on the note. See Note 8. Due to the commencement of the Chapter 11 cases, fair value at September 30, 2000 for the outstanding debt instruments was unable to be estimated. At September 30, 2000, all long-term debt is classified as liabilities subject to compromise.

             The estimated values of the Company’s financial instruments at September 30, 2000 and 1999 are as follows (in thousands):

	September 30,

	2000		1999

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$170,468	$170,468	$71,817	$71,817
Notes receivable	17,879	14,053	20,051	15,767
Restricted investments	35,671	35,671	69,188	69,188
Long-term debt	2,147,067	N/A	2,141,844	1,587,140

NOTE 20   RELATED PARTY TRANSACTIONS

             The Company, through its Mariner Health subsidiary, currently leases 13 skilled nursing facilities under operating and capital leases from certain organizations in which a former board member of the Company, who resigned effective August 31, 2000, has a significant interest. Mariner Health originally entered into leases for 14 facilities (collectively, the “Leased Facilities”) and on March 30, 2000, the Bankruptcy Court approved the rejection and termination of one of the leases. The Company made cash payments on such lease obligations of approximately $6.9 million and $7.5 million for the fiscal years ended September 30, 2000 and 1999, respectively. For the period from August 1, 1998 to September 30, 1998, the Company made cash payments on such lease obligations of approximately $1.2 million. Lease obligations include approximately $88.8  million of m inimum lease payments due over the remaining lease terms. At September 30, 2000 the Company had net receivables due from these organizations of approximately $3.1 million, primarily as a result of working capital advances, and $0.6 million in unpaid management fees. In addition the Company had two promissory notes due from organizations

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the board member totaling approximately $1.6 million, plus accrued interest, which were guaranteed by the board member. On October 13, 1999 the Company presented a demand notice to the former board member for collection of the amount currently due, under one of the promissory notes of approximately $1.0 million in principal plus accrued interest. The former board member is disputing all amounts owed.

NOTE 21   CONCENTRATIONS OF RISK

             A significant portion of the Company’s revenues are received from Medicare, Medicaid, private insurance and managed care payors. In addition, the Company’s pharmacy operations provide services to unaffiliated skilled nursing facilities, many of which receive a portion of their revenues from the Medicare program and have been impacted by the implementation of PPS. The health care industry is experiencing the effects of the federal and state governments’ trend toward cost containment, as government and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company. In recent years, several significant ac tions have been taken with respect to Medicare and Medicaid reimbursement, including the adoption of PPS reimbursement pursuant to the Balanced Budget Act, as modified by the Medicare Balanced Budget Refinement Act, and the repeal of the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities. In addition to the above actions, there have been, and the Company expects that there will continue to be, a number of additional proposals to limit reimbursements to long-term care facilities under the Medicare and Medicaid programs. The Company cannot predict whether any of these additional proposals will be adopted, or if adopted and implemented, what effect such proposals would have on the Company.

             Approximately 74.7%, 68.0% and 71.0% of the Company’s total revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively, are from the Medicare and Medicaid programs. In addition, the Company has significant accounts receivable whose collectibility is dependent upon the performance of these governmental programs. The Company also operates long-term care facilities in 25 states, 222 of which are located in Texas, Florida, North Carolina, California and Colorado. The Company does not believe there are significant credit risks associated with these governmental programs and that an adequate provision has been made for the possibility of these receivables proving uncollectible which is continually monitored and adjusted as necessary. However, as laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation, there is at le ast a reasonable possibility that recorded estimates may change by a material amount in the near term.

             The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 22   SEGMENT INFORMATION

Description of the Types of Products and Services from Which Each Operating Segment Derives its Revenues

             At September 30, 2000, the Company was organized into three reportable segments, which support the Company’s delivery of long-term healthcare services: (i) nursing home services; (ii) pharmacy services; and (iii) other. The nursing home services segment provides long-term healthcare through the operation of approximately 360 skilled nursing and assisted living facilities in the United States containing approximately 43,000 beds. The Company’s pharmacy services segment provides pharmaceutical products and services primarily to affiliated and unaffiliated long-term and sub-acute care facilities in the United States. Other consists of the operations of the Company’s LTAC operations, corporate headquarters, captive insurance subsidiaries and related overhead, as well as certain non-operating revenues and expenses, and unusual items.

             Prior to September 30, 1999, the Company also operated a large contract rehabilitation therapy business that provided, among other services, physical, occupational, speech and respiratory therapy programs and services to

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affiliated and nonaffiliated skilled nursing facilities. The operations relating to the therapy segment were divested or closed during fiscal year 1999.

Measurement of Segment Profit or Loss and Segment Assets

             The accounting policies of the reportable segments are the same as those described in Note 2—“Summary of Significant Accounting Policies.” The Company primarily evaluates segment performance and allocates resources based on income or loss from operations excluding regional overhead, depreciation and amortization, interest expense, reorganization items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters and restructuring costs are not considered in the evaluation of segment performance. The Company accounts for intersegment revenues and provision of services at market prices.

Factors Management used to Identify the Enterprise’s Reportable Segments

             The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The following tables summarize operating results and other financial information, by business segment, for the fiscal years ended September 30, 2000, 1999 and 1998 (in thousands):

	Nursing Home Services	Pharmacy Services	All Other	Therapy (Segment Disposed of)	Total

2000
Revenues from external customers	$1,768,688	$238,372	$110,619	$—	$2,117,679
Intersegment revenues	—	50,542	285	—	50,827
Depreciation and amortization expense	39,552	5,611	2,587	—	47,750
Impairment of long-lived assets	19,413	—	—	—	19,413
Loss (gain) on disposal of assets	(1,397)	—	1,437	—	40
Recapitalization, indirect merger, and other expenses	—	457	1,251	2,030	3,738
Interest expense (income), net	7,736	105	49	—	7,890
Net income (loss)	156,347	(53,248)	(1,113)	(2,039)	99,947
Total assets	1,000,250	102,417	79,716	20,421	1,202,804

1999
Revenues from external customers	$1,697,029	$281,717	$80,851	$205,367	$2,264,964
Intersegment revenues	—	52,654	—	101,265	153,919
Depreciation and amortization expense	55,619	13,020	1,476	10,364	80,479
Impairment of long-lived assets	871,329	120,839	—	3,764	995,932
Loss on disposal of assets	3,518	—	—	108,868	112,386
Recapitalization, indirect merger, and other expenses	80	3,516	—	18,674	22,270
Interest expense (income), net	19,111	89	(3,309)	(39)	15,852
Net income (loss)	(928,610)	(160,296)	1,521	(154,631)	(1,242,016)
Total assets	728,807	94,808	111,109	73,628	1,008,352

1998
Revenues from external customers	$1,503,415	$230,313	$35,508	$267,484	$2,036,720
Intersegment revenues	—	34,617	14,799	103,144	152,560
Depreciation and amortization expense	42,492	8,785	615	11,964	63,856
Impairment of long-lived assets	102,617	28	—	32,611	135,256
Recapitalization, indirect merger, and other expenses	8	8,700	—	41	8,749
Interest expense (income), net	9,379	15	(5,756)	37	3,675
Net income (loss)	9,584	21,279	(7,600)	(7,921)	15,342
Total assets	1,708,866	251,418	126,116	382,889	2,469,289

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The following tables reconcile the Company’s segment reporting to the totals on the Company’s consolidated financial statements for the fiscal years ended September 30, 2000, 1999 and 1998 (in thousands):

	Fiscal Year Ended September 30,

	2000	1999	1998

Revenues:
External revenues for reportable segments	$2,117,679	$2,264,964	$2,036,720
Intersegment revenues for reportable segments	50,827	153,919	152,560
Corporate overhead	—	7,616	5,226
Elimination of intersegment revenues	(50,827)	(153,919)	(158,977)
Consolidated revenues	$2,117,679	$2,272,580	$2,035,529

Net income (loss):
Net income (loss) for reportable segments	$99,947	$(1,242,016)	$15,342
Corporate overhead	(158,932)	(536,266)	(224,994)

Consolidated net loss	$(58,985)	$(1,778,282)	$(209,652)

Assets:
Assets for reportable segments	$1,202,804	$1,008,352	$2,469,289
Corporate overhead	1,343,176	1,520,921	1,836,279
Elimination of intersegment assets	(1,295,179)	(1,259,323)	(1,268,917)

Consolidated assets	$1,250,801	$1,269,950	$3,306,651

Depreciation and amortization expense:
Reportable segments	$47,750	$80,479	$63,856
Corporate overhead	7,288	40,047	11,188

Consolidated depreciation and amortization expense	$55,038	$120,526	$75,044

Impairment of long-lived assets:
Reportable segments	$19,413	$995,932	$135,256
Corporate overhead	—	—	527

Consolidated impairment of long-lived assets	$19,413	$995,932	$135,783

Loss on disposal of assets:
Reportable segments	$40	$112,386	$—
Corporate overhead	3,633	130,349	—

Consolidated loss on disposal of assets	$3,673	$242,735	$—

Recapitalization, indirect merger and other expenses:
Reportable segments	$3,738	$22,270	$8,749
Corporate overhead	5,341	43,147	78,587

Consolidated recapitalization, indirect merger and other expenses	$9,079	$65,417	$87,336

Interest expense, net
Reportable segments	$7,890	$15,852	$3,675
Corporate overhead	52,754	179,409	110,627

Consolidated interest expense, net	$60,644	$195,261	$114,302

Purchases of property and equipment:
Nursing home services	$19,063	$51,539	$46,243
Pharmacy services	1,769	10,978	13,367
Other	—	81	4,167
Corporate overhead	9,731	10,653	1,391

Consolidated purchases of property and equipment	$30,563	$73,251	$65,168

MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of January 18, 2000)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

             The following tables summarize unaudited quarterly financial data for the fiscal years ended September 30, 2000 and 1999 (in thousands, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2000
Net revenues	$506,425	$532,534	$541,514	$537,206
Total costs and expenses	515,686	533,534	535,390	542,926

Operating income (loss)	(9,261)	(1,000)	6,124	(5,720)
Other income (expenses), net	(5,431)	9,603	(20,353)	(52,321)

Income (loss) before income taxes	(14,692)	8,603	(14,229)	(58,041)
Provision for income taxes	(19,374)	—	—	—

Net income (loss)	$4,682	$8,603	$(14,229)	$(58,041)

Income (loss) per share—basic and diluted	$0.06	$0.12	$(0.19)	$(0.79)

Weighted average common and common equivalent shares outstanding—basic and diluted	73,688	73,688	73,688	73,688

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

1999
Net revenues	$498,055 (b)	$487,135 (c)	$614,710	$672,680
Total costs and expenses	1,697,151 (a)	845,776 (d)	646,496 (e)	666,292 (f)

Operating income (loss)	(1,199,096)	(358,641)	(31,786)	6,388
Other expenses, net	(56,686)	(47,083)	(46,467)	(44,911)

Loss before income taxes	(1,255,782)	(405,724)	(78,253)	(38,523)
Provision for income taxes	(1,000)	—	500	500

Net loss	$(1,254,782)	$(405,724)	$(78,753)	$(39,023)

Loss per share—basic and diluted	$(17.03)	$(5.51)	$(1.07)	$(0.53)

Weighted average common and common equivalent shares outstanding—basic and diluted	73,695	73,581	73,333	73,277

______________

(a)	Includes $65.4 million indirect merger and other expenses; $995.9 million impairment charge; $11.2 million loss on disposal of assets; and $24.6 million additional provision for bad debts.

(b)	Includes $27.6 million for change in estimate and adjustments related to reduction in Medicare reimbursement revenue.

(c)	Includes $94.4 million adjustment for change in estimate related to reduction in Medicare reimbursement revenues.

(d)	Includes $231.5 million for loss on disposal of assets and $25.0 million in indirect merger and other expenses.

(e)	Includes $5.1 million for indirect merger and other expenses and $29.6 million provision for bad debts.

(f)	Includes $2.0 million for indirect merger and other expenses and $24.3 million provision for bad debts.

Index to Exhibits

Exhibits

*2.1	Agreement and Plan of Merger, dated as of April 13, 1998, among the Registrant, Mariner Health Group, Inc. (“Mariner Health”) and Paragon Acquisition Sub, Inc. (“Merger Sub”) (Annex I to Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).

*2.2	Amended and Restated Agreement and Plan of Merger dated September 17, 1997 among Apollo Management, L.P. (“Apollo”), Apollo LCA Acquisition Corp. and Living Centers of America, Inc. (“LCA”) (filed as Annex I to Registrant’s Registration Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).

*2.3	Amended and Restated Agreement and Plan of Merger dated September 17, 1997 among LCA, GranCare, Inc.(“GranCare”), Apollo and LCA Acquisition Sub, Inc. (filed as Annex II to Registrant’s Registration Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).

*3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Annex VIII to Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference) .

*3.2	Second Amended and Restated Bylaws of the Registrant (filed as Annex IX to Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).

*4.1	Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.2	Amended and Restated Stockholders’ Agreement dated as of November 25, 1998 by and among the Registrant, Apollo and certain other investors (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.3	Registration Rights Agreement dated as of November 4, 1997 among the Registrant, Apollo and certain other investors (filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-4, Registration No. 333-36525, and incorporated herein by reference).

*4.4	Registration Rights Agreement dated as of May 1, 1998 between the Registrant and Daniel G. Schmidt III (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.5	Registration Rights Agreement dated as of July 13, 1998 by and among the Registrant, Rembert T. Cribb and Michael E. Fitzgerald (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10 K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*4.6	Indenture dated as of November 4, 1997, between the Registrant and IBJ Schroder Bank & Trust Company (the “Company Indenture”) (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

*4.7	10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to the Company Indenture (filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).

*4.8	9 1/2% Senior Subordinated Note Due 2007 pertaining to the Company Indenture (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).

*4.9	Indenture dated as of April 4, 1996 between Mariner Health and State Street Bank and Trust Company, as trustee (the “Mariner Health Indenture”), including (i) the form of 9% Senior Subordinated Note due 2006, Series A and (ii) the form of 9% Senior Subordinated Note due 2006, Series B (Incorporated by reference to Exhibits 4.1, 4.2, and 10.1 to Mariner Health’s Current Report on Form 8-K dated April 4, 1996).

*4.10	Amendment No. 1 to Mariner Health Indenture, dated September 11, 1998 (filed as Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.1	Agreement Regarding Certain Kellett Issues dated June 19, 1998 by and among Mariner Health, Mariner Health Care of Nashville, Inc., Stiles A. Kellett, Jr., Samuel B. Kellett, certain partnerships controlled by the Kelletts, and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-57339, and incorporated herein by reference).

*10.2	Second Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Belleair East Medical Investors, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.3	Second Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Port Charlotte Health Care Associates, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.4	First Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Denver Medical Investors, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.5	+Employment Agreement between the Registrant and Susan Thomas Whittle (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.6	+Form of Employment Agreement entered into between the Registrant and its Senior Vice Presidents (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.7	+Form of Employment Agreement entered into between the Registrant and its Vice Presidents (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.8	+Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference) .

*10.9	+First Amendment to Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.10	+Paragon Health Network, Inc. Incentive Compensation Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by Reference).

*10.11	+New GranCare, Inc. 1996 Stock Incentive Plan (filed with Amendment No. 1 to GranCare’s Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by Reference).

*10.12	First Amendment to the New GranCare, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.13	+New GranCare, Inc. 1996 Replacement Stock Option Plan (filed with Amendment No. 1 to GranCare’s Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.14	+First Amendment to the New GranCare, Inc. 1996 Replacement Stock Option Plan (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.15	+New GranCare, Inc. Outside Directors’ Stock Incentive Plan (filed with Amendment No. 1 to GranCare’s Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.16	+First Amendment to the New GranCare, Inc. Outside Directors Stock Incentive Plan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.17	+Second Amendment to the New GranCare, Inc. Outside Directors Stock Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.18	Indemnification Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, Registration No. 33-44726, and incorporated herein by reference).

*10.19	Assignment Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1, Registration No. 33-44726, and Incorporated herein by reference).

*10.32	Form of Guaranty dated December 28, 1990, by American Medical Services, Inc. and each of its subsidiaries in favor of HRPT (filed with GranCare’s Registration Statement on Form S-1, Registration No. 33-42595, and incorporated herein by reference).

*10.33	Amendment to Master Lease between HRPT and AMS dated as of December 29, 1993 (filed with GranCare’s Current Report on Form 8-K filed January 13, 1994, and incorporated herein by reference).

*10.34	Amendment to Master Lease Document and Facility Lease between GCI Health Care and HRPT dated as of October 31, 1994 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.35	Amendment to Master Lease Document and Facility Lease between AMS and HRPT dated as of October 31, 1994 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.36	Mortgage and Security Agreement from AMS to HRPT for the Northwest and River Hills West Health Care Centers dated as of March 31, 1995 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.37	Assumption Agreement by GranCare in favor of HRPT (filed with GranCare’s Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.38	Consent and Amendment to Transaction Documents dated as of December 31, 1996 (the “Consent and Amendment”) among GCI Health Care, GranCare, Vitalink, HRPT and AMS (filed with GranCare’s Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

*10.39	Credit Agreement for $890,000,000 dated as of November 4, 1997, by and among the Registrant, as Borrower, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.40	First Amendment, dated as of July 8, 1998, by and among the Registrant, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lenders parties thereto, relating to the Credit Agreement identified in Item 10.39 above (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.41	Second Amendment, dated as of December 22, 1998, by and among the Registrant, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lender parties thereto, relating to the Credit Agreement identified in Item 10.39 above (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.42	Guarantee and Collateral Agreement dated as of November 4, 1997, by and among the Registrant and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.43	Amended and Restated Participation Agreement (“FBTC Participation Agreement”) dated November 4, 1997, by and among LCA, as Lessee, FBTC Leasing Corp. (“FBTC”), as Lessor, The Chase Manhattan Bank, as Agent for the Lenders, the Fuji Bank Limited (Houston Agency), as Co-Agent, and the Lenders parties thereto (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.44	First Amendment to FBTC Participation Agreement dated July 8, 1998 (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.45	Second Amendment to FBTC Participation Agreement dated December 22, 1998 (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.46	Amended and Restated Guaranty (“FBTC Guarantee”) dated November 4, 1997, by and among the Registrant and certain other guarantors signatory thereto in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.47	First Amendment to FBTC Guarantee dated July 8, 1998 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.48	Second Amendment to FBTC Guarantee dated December 22, 1998 (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference) .

*10.49	Lease dated October 10, 1996, between FBTC, as Lessor, and LCA, as Lessee (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.50	Amendment to Lease dated as of November 4, 1997 between FBTC and LCA (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

*10.51	Form of Mortgage and Security Agreement with respect to five of GranCare’s facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health Care Capital Finance, Inc., each agreement dated as of March 23, 1995 (filed with GranCare’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.52	Credit Agreement dated as of May 18, 1994 by and among Mariner Health, PNC Bank, N.A. (“PNC Bank”) and the other banks party thereto. (filed as Exhibit 10.1 to Mariner Health’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994 and incorporated herein by reference).

*10.53	+1995 Non-Employee Director Stock Option Plan (filed as Exhibit 4.4 to Mariner Health’s Form S-8, filed November 21, 1995, and incorporated herein by reference).

*10.54	+Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. (“AmHSPP”), Mariner Health Care, Inc. and Mariner Health, including: Exhibit A, Warrant to Purchase 210,000 Shares of Mariner Health’s Common Stock by and among AmHSPP and Mariner Health; and Exhibit B, Warrant to Purchase 1,890,000 Shares of Mariner Health’s Common Stock by and among AmHSPP and Mariner Health (filed as Exhibit 10.36 to Mariner Health’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.55	Amended and Restated $250,000,000 Revolving Credit Facility Credit Agreement (through Amendment No. 18) dated December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as “Banks” (filed as Exhibit 10.63 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.56	+Mariner Savings Plan (filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.57	+First Amendment to Mariner Savings Plan (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.58	Guaranty and Suretyship Agreement dated as of May 18, 1994, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Agent (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.59	Collateral Agency and Sharing Agreement dated as of December 23, 1998, by and among Mariner Health, its subsidiary guarantors and PNC Bank as Collateral Agent, revolving credit facility Administrative Agent and term loan Administrative Agent (filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.60	$210,000,000 Term Loan Facility Credit Agreement, dated as of December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as “Banks” (filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.61	Amended and Restated Pledge Agreement (Borrower Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health (filed as Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.62	Amended and Restated Pledge Agreement (Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health held by the subsidiary pledgors (filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.63	Amended and Restated Pledge Agreement (Pledging Partnership Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by such subsidiaries (filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

*10.64	Amended and Restated Pledge Agreement (Pledging Limited Liability Company Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain limited liability company membership interests held by such subsidiaries (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.65	Amended and Restated Pledge Agreement (Tri-State Pledging Partnership Interests) dated as of December 23, 1998, from Tri-State Health Care, Inc. (“Tri-State”) in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by Tri-State (filed as Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.66	Security Agreement dated as of December 23, 1998 from Mariner Health and its subsidiary guarantors in favor of PNC Bank, as Collateral Agent (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.67	Continuing Agreement of Guaranty and Suretyship dated as of December 23, 1998 from various subsidiaries of Mariner Health in favor of the Collateral Agent relating to the $210,000,000 term loan facility of Mariner Health (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.68	Confirmation for U.S. Dollar Total Return Swap Transaction dated September 21, 1998, between NationsBank, N.A. and the Registrant in connection with the ISDA Master Agreement (1992 form) dated as of October 31, 1997 between NationsBank, N.A. and the Registrant (filed as Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.69	Guaranty dated as of September 21, 1998, from Mariner Health and the subsidiaries of Mariner Health signatory thereto, in favor of NationsBank, N.A. relating to the total return swap referred to in Item 10.68 above (filed as Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.70	+Paragon Health Network, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference) .

*10.71	+First Amendment to Mariner Post-Acute Network, Inc. Employee Stock Purchase Plan (formerly the Paragon Health Network, Inc. Employee Stock Purchase Plan) (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

*10.72	Amended and Restated Purchase Option Agreement dated as of May 24, 1995 by and among Convalescent Services, Inc. (“CSI”), Mariner Health and the Lessors (filed as Exhibits 2.5 and 10.5 to Mariner Health’s Form 10-Q for the quarter ended June 30, 1995, as amended, and incorporated herein by reference).

*10.73	Form of Lease by and between CSI and each of the following lessor: (i) Houston-Northwest Medical Investors, Ltd., (ii) Fort Bend Medical Investors, Ltd., (iii) Northwest Healthcare L.P., (iv) Dallas Medical Investors, Ltd., (v) Creek Forest Limited, (vi) Denver Medical Investors, Ltd., (vii) South Denver Healthcare Associates, Ltd., (viii) Belleair East Medical Investors, Ltd., (ix) Tallahassee Healthcare Associates, Ltd., (x) Port Charlotte Healthcare Associates, Ltd., (xi) Melbourne Healthcare Associates, Ltd., (xii) Pinellas III Healthcare Associates, Ltd., (xiii) Polk Healthcare L.P., and (xiv) Orange Healthcare Ltd. (filed as Exhibit 10.37 to Mariner Health’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

*10.74	+Employment Agreement between the Registrant and George Morgan, dated January 25, 1999 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.75	+Employment Agreement between the Registrant and C. Christian Winkle, dated January 20, 1999 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.76	Amended and restated $250,000,000 Revolving Credit Facility Credit Agreement (the “Mariner Health Credit Agreement”) (through Amendment No. 19) dated, as amended, as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.77	Amendment No. 19 to Mariner Health Credit Agreement dated as of January 19, 1999 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.78	Amended and Restated $210,000,000 Term Loan Facility Credit Agreement (the “Mariner Health Term Loan Agreement”), dated, as amended, as of January 19, 19999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein (filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.79	Amendment No. 1 to Mariner Term Loan Agreement dated as of January 19, 1999 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

*10.80	Third Amendment to Credit Agreement dated as of May 11, 1999, by and among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto, amending the Senior Credit Facility (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.81	Third Amendment to Guarantee dated as of May 11, 1999, by and among the Company, its subsidiaries signatory thereto, and The Chase Manhattan Bank, as Administrative Agent, amending the Amended and Restated Guarantee dated as of November 4, 1997 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.82	Third Amendment to Participation Agreement dated as of May 11, 1999, by and among Living Centers Holding Company, FBTC Leasing Corp., The Chase Manhattan Bank, as Agent, and The Fuji Bank, Limited (Houston Agency), amending the Amended and Restated Participation Agreement dated as of November 4, 1997 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.83	Amendment No. 19 to Revolving Credit Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.84	Amendment No. 20 to Revolving Credit Facility Credit Agreement, dated as of September 2, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.84 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.85	Amendment No. 21 to Revolving Credit Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.85 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.86	Amendment No. 1 to Term Loan Facility Credit Agreement, dated as of January 19, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan Facility Credit Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

*10.87	Amendment No. 2 to Term Loan Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan Facility Credit Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as “Banks” (filed as Exhibit 10.87 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.88	Letter agreement between Mariner Health and Empire Medical Services dated July 20, 1999 regarding Medicare extended repayment plan (filed as Exhibit 10.88 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.89	Acknowledgement and Amendment, dated August 16, 1999, to the Credit Agreement, dated November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999), among Mariner Post-Acute Network, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as the Lenders, Bank of America, N.A., as Documentation Agent, and The Chase Manhattan Bank, as the Administrative Agent (filed as Exhibit 10.89 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.90	Promissory Note, dated August 16, 1999, by Mariner Post-Acute Network, Inc., as the Maker, to Bank of America, N.A., as the Holder, in the principal amount of $26,485,562.79 (filed as Exhibit 10.90 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.91	Forbearance agreement, dated as of November 9, 1999, to the Credit Agreement, dated as of November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999, and the Acknowledgement and Amendment, dated as of August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), among Mariner Post-Acute Network, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as documentation agent, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.91 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.92	Forbearance agreement, dated as of November 9, 1999, to the Amended and Restated Credit Agreement, dated as of November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999, and the Acknowledgement and Amendment, dated as of August 16, 1999, and as the same may be amended, supplemented or otherwise amended from time to time), among FBTC Leasing Corp., the lenders party thereto, The Chase Manhattan Bank, as agent, and the Fuji Bank, Limited (Houston Agency), as co-agent; the Amended and Restated Guarantee, dated as of November 4, 1997 (as amended by the First Amendment to Guarantee, dated as of July 8, 1998, the Second Amendment to Guarantee, dated as of December 22, 1998, the Third Amendment to Guarantee, dated as of May 11, 1999, and the Acknowledgement and Amendment to Guarantee, dated as of August 16, 1999, and as the same may be amended, supp lemented or otherwise amended from time to time), made by Mariner Post-Acute Network, Inc., and the other guarantors which are signatories thereto; and the Lease, dated as of October 10, 1996 (as amended) between the Company and Living Centers Holding Company (filed as Exhibit 10.92 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.93	Termination of Amended and Restated Stockholders Agreement and Proxy and Voting Agreement, dated December 20, 1999, by and among Apollo Management L.P., Mariner Post-Acute Network, Inc. and the stockholders listed on the signature page, terminating the Stockholders Agreement, dated as of November 4, 1997, amended as of April 13, 1998 and amended and restated as of November 25, 1998 and the Proxy and Voting Agreement, dated as of November 4, 1997 (filed as Exhibit 10.93 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.94	+Employment Agreement between the Registrant and Francis W. Cash dated September 18, 1999 (filed as Exhibit 10.94 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.95	Debtor-In-Possession Credit Agreement dated as of January 20, 2000, by and among Mariner Health, certain subsidiaries of Mariner Health, First Union National Bank, N.A., as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as Co-Arrangers, PNC Bank, National Association, as Collateral and Administrative Agent, and certain other lenders (filed as Exhibit 10.95 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.96	Revolving Credit and Guaranty Agreement between dated as of January 18, 2000, by and among the Registrant, certain subsidiaries of the Registrant, the Chase Manhattan Bank, as Agent, and certain other lenders (filed as Exhibit 10.96 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.97	Security and Pledge Agreement dated January 18, 2000, by and among the Registrant, certain subsidiaries of the Registrant and The Chase Manhattan Bank, as Agent, and certain other lenders (filed as Exhibit 10.97 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.98	Security Agreement dated January 20, 2000, by and among Mariner Health, First Union National Bank, N.A., PNC Bank, National Association and certain other lenders (filed as Exhibit 10.98 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

*10.99	Order Under 11 U.S.C.ss.ss.105, 363, 365 and 1146(c) and Fed. R. Bankr. P. 6004, 6006 and 9019: (i) Approving Settlement Agreement With Senior Housing Properties Trust And Certain Related Entities; (ii) Authorizing The Sale Of Rights And Interests In And To Certain Leased Facilities And Personal Property To Senior Housing Properties Trust Free And Clear Of All Liens, Claims, Encumbrances, And Interests; (iii) Determining That Such Sale Is Exempt From Any Stamp, Transfer, Recording, Or Similar Tax; (iv) Authorizing The Assumption Of Certain Leasehold Interests; And (v) Granting Related Relief Including, A Prohibition Against Recourse 10.2 Form of Settlement Agreement by and among Senior Housing Properties Trust; SPTMNR Properties Trust; Five Star Quality Care, Inc.; SHOPCO-AZ, LLC; SHOPCO-CA, LLC; SHOPCO-Colorado, LLC; SHOPCO-WI, LLC; the Company; GranCare, Inc.; AMS Properties, Inc.; and GCI Health Care Centers, Inc. (filed as Exhibit 10.1 to the Registrant ’s Form 10-Q for the quarter ended June 30 , 2000).

*10.100	Final Order Authorizing Debtors to Obtain Post-Petition Financing and to Utilize Cash Collateral and Granting Adequate Protection to Pre-Petition Secured Parties (entered 3/20/00) (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

*10.101	Order Approving Assumption of Unexpired Leases and Lease Amendment Agreement With Mid-South Health Care Associates (entered 3/30/00) (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

*10.102	Order on Motion for Order Approving Assumption of Unexpired Leases, Lease Guaranty and Lease Amendments, as Consensually Amended, with Premier Properties of South Carolina and Village Green Convalescent Center, Inc. (entered 3/30/00) (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000) (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

*10.103	Interim Order Authorizing Debtors to Obtain Post-Petition Financing Pursuant to 11 U.S.C. (S)(S) 105, 361, 362, 363, 364(c)(1), 364(c)(2), 364(c)(3) and 364(d)(1), and to Utilize Cash Collateral Pursuant to 11 U.S.C. (S) 363 and Granting Adequate Protection to Pre-Petition Secured Parties (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 1999).

*10.104	Stipulation re: Disposition of “Objection by SouthTrust Bank, National Association, to Debtors’ Motion for Order Authorizing Postpetition Financing and Authorizing Debtors’ Use of Cash Collateral; and Order Thereon (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 1999).

*10.105	Final Order (i) Authorizing Postpetition Financing Pursuant to 11 U.S.C. (S) 364, (ii) Granting Senior Liens and Superiority Administrative Expense Claim Status Pursuant to 11 U.S.C. (S)(S) 105, 364, 503(b) and 507, (iii) Authorizing Use of Cash Collateral Pursuant to 11 U.S.C. (S) 363, and (iv) Granting Adequate Protection Pursuant to 11 U.S.C. (S)(S) 363 and 364 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 1999).

10.106	+Mariner Post-Acute Network, Inc. Severance Plan for Employees, effective July 7, 2000.

10.107	+Key Employee Retention Policy, effective July 7, 2000.

10.108	Third Amended and Restated Bylaws of the Company.

21	Subsidiaries of Mariner Post-Acute Network, Inc.

23	Consent of Ernst & Young LLP.

27	Financial Data Schedule.

______________

*	Incorporated by reference as indicated.

+	Represents management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report by Item 601(d)(10)(iii) of Regulation S-K.