Form 10-Q
period 2000-12-31
MARINER POST ACUTE NETWORK INC
filed 2001-02-14
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-10968

                        MARINER POST-ACUTE NETWORK, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                        74-2012902
  (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

       ONE RAVINIA DRIVE, SUITE 1500                             30346
            ATLANTA, GEORGIA                                   (Zip Code)
(Address of Principal Executive Offices)

                                 (678) 443-7000
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of February 12, 2001.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X] (The registrant and its subsidiaries have made filings under chapter 11 of the Bankruptcy Code and are currently in the process of preparing a plan of reorganization. Accordingly, no plan of reorganization has been confirmed by a bankruptcy court.)

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               DECEMBER 31, 2000


                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----

PART I - FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Financial Statements                                                 1

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                        21

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  35

PART II - OTHER  INFORMATION

   Item 1.    Legal Proceedings                                                                          36

   Item 2.    Changes in Securities and Use of Proceeds                                                  37

   Item 3.    Defaults Upon Certain Securities                                                           37

   Item 4.    Submission of Matters to a Vote of Security Holders                                        37

   Item 5.    Other Information                                                                          37

   Item 6.    Exhibits and Reports on Form 8-K                                                           38

   SIGNATURE PAGE                                                                                        39

PART 1   FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                                     THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                           -------------------------------
                                                              2000                 1999
                                                           ---------             ---------

Net revenues                                               $ 524,142             $ 537,206

Costs and expenses:
    Salaries, wages and benefits                             299,258               307,175
    Nursing, dietary and other supplies                       30,281                33,421
    Ancillary services                                        54,928                64,646
    General and administrative                                50,887                60,611
    Insurance                                                 28,761                26,236
    Rent                                                      19,083                22,689
    Depreciation and amortization                             12,806                10,830
    Provision for bad debts                                    7,972                 8,400
    Other expenses                                                53                 7,995
    Loss on disposal of assets                                    --                   923
                                                           ---------             ---------
       Total costs and expenses                              504,029               542,926
                                                           ---------             ---------
Operating income (loss)                                       20,113                (5,720)

Other income (expenses):
    Interest expense (contractual interest for
       the three months ended December 31, 2000 was
       $62,412)                                               (3,241)              (57,243)
    Interest and dividend income                               2,466                 4,132
    Reorganization items                                      (8,102)                   --
    Other                                                     (1,326)                  790
                                                           ---------             ---------
Income (loss) before income taxes                              9,910               (58,041)

Provision for income taxes                                        --                    --
                                                           ---------             ---------
Net income (loss)                                          $   9,910             $ (58,041)
                                                           =========             =========

Net income (loss) per share - basic and diluted            $    0.13             $   (0.79)
                                                           =========             =========


  The accompanying notes are an integral part of these financial statements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)


                                                                                            DECEMBER 31,            SEPTEMBER 30,
                                                                                                2000                    2000
                                                                                            ------------            -------------
                                                                                            (unaudited)
                                       ASSETS

Current assets:
    Cash and cash equivalents                                                               $   182,352             $   170,468
    Receivables, net of allowances of $74,242 and $68,691                                       306,780                 282,200
    Inventories                                                                                  20,216                  20,670
    Prepaid and other current assets                                                             43,056                  52,635
                                                                                            -----------             -----------
       Total current assets                                                                     552,404                 525,973

Property and equipment, net of accumulated depreciation of $368,141 and $360,055                444,138                 452,413
Goodwill, net of accumulated amortization of $27,004 and $24,035                                214,221                 217,381
Restricted investments                                                                           35,687                  35,671
Other assets, net                                                                                18,560                  19,363
                                                                                            -----------             -----------
                                                                                            $ 1,265,010             $ 1,250,801
                                                                                            ===========             ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                                        $    60,392             $    67,810
    Accrued compensation and benefits                                                            78,130                  88,340
    Accrued insurance obligations                                                                13,347                  12,905
    Other current liabilities                                                                    47,096                  47,440
                                                                                            -----------             -----------
       Total current liabilities                                                                198,965                 216,495

Liabilities subject to compromise                                                             2,376,759               2,371,213
Long-term debt, net                                                                                  --                      --
Long-term insurance reserves                                                                     85,694                  68,987
Other liabilities                                                                                33,798                  34,283
                                                                                            -----------             -----------
       Total liabilities                                                                      2,695,216               2,690,978

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                        --                      --
    Common stock, $.01 par value; 500,000,000 shares authorized;
        73,688,379 shares issued                                                                    737                     737
    Capital surplus                                                                             980,952                 980,952
    Accumulated deficit                                                                      (2,410,468)             (2,420,378)
    Accumulated other comprehensive loss                                                         (1,427)                 (1,488)
                                                                                            -----------             -----------
       Total stockholders' equity (deficit)                                                  (1,430,206)             (1,440,177)
                                                                                            -----------             -----------
                                                                                            $ 1,265,010             $ 1,250,801
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


                                                                                                THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                            ------------------------------
                                                                                              2000                  1999
                                                                                            ---------             --------

Cash flows from operating activities:
    Net income (loss)                                                                       $   9,910             $(58,041)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                        12,806               10,830
          Interest accretion on discounted debt                                                    --                5,593
          Equity earnings/minority interest                                                     1,326                 (790)
          Reorganization items                                                                  8,102                   --
          Provision for bad debts                                                               7,972                8,400
          Loss on disposal of assets                                                               --                  923
    Changes in operating assets and liabilities:
          Receivables                                                                         (32,552)             (13,556)
          Inventories                                                                             402                 (108)
          Prepaid expenses and other assets                                                     9,719               (3,209)
          Accounts payable                                                                        653               (1,316)
          Accrued liabilities and other current liabilities                                    (9,411)              57,036
    Changes in long-term insurance reserves                                                    16,707               (7,562)
    Other                                                                                      (1,811)              (5,398)
                                                                                            ---------             --------
Net cash provided by (used in) operating activities before reorganization items                23,823               (7,198)
    Payment of reorganization items, net                                                       (5,351)                  --
                                                                                            ---------             --------
Net cash provided by (used in) operating activities                                            18,472               (7,198)

Cash flows from investing activities:
    Purchases of property and equipment                                                        (8,053)             (11,910)
    Proceeds from sale of property, equipment and other assets                                  3,507                5,068
    Restricted investments                                                                         45               16,613
    Net collections on notes receivable                                                           453                  155
                                                                                            ---------             --------
Net cash (used in) provided by investing activities                                            (4,048)               9,926

Cash flows from financing activities:
    Repayment of prepetition long-term debt                                                    (2,515)                  --
    Other                                                                                         (25)               2,430
                                                                                            ---------             --------
Net cash (used in) provided by financing activities                                            (2,540)               2,430
                                                                                            ---------             --------
Increase in cash and cash equivalents                                                          11,884                5,158

Cash and cash equivalents, beginning of period                                                170,468               71,817
                                                                                            ---------             --------
Cash and cash equivalents, end of period                                                    $ 182,352             $ 76,975
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


NOTE 1 - NATURE OF BUSINESS

     REPORTING ENTITY

         Mariner Post-Acute Network, Inc. and its subsidiaries (collectively, the "Company") provide post-acute health care services, primarily through the operation of its skilled-nursing facilities. At December 31, 2000, the Company's significant operations consisted of (i) approximately 360 nursing home and assisted living facilities containing approximately 43,000 beds; (ii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers; and (iii) 13 long-term acute care hospitals with approximately 550 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in five states and several metropolitan markets.

     PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

         On January 18, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries ("the Company Debtors"), including Mariner Health Group, Inc. ("Mariner Health") and its subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "Mariner Health Debtors"), filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated (see Note 3). The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act of 1997.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results, and, except for the costs described in Note 3, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. The financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The accompanying unaudited condensed consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


         The Company's recent operating losses, liquidity issues and the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the DIP Financings (as defined herein), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2000 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

     NET REVENUES

         Net revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors. A summary of approximate net revenues by payor type is as follows (in thousands):


                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                         ---------------------
                                           2000         1999
                                         --------     --------

Medicaid                                 $262,616     $269,140
Medicare                                  132,749      131,078
Private and other                         128,777      136,988
                                         --------     --------
                                         $524,142     $537,206
                                         ========     ========

     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities. The Company adopted this accounting standard as required effective October 1, 2000 and it did not have a material impact on its consolidated financial position or results of operations.

     RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with the current period presentation.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 3 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     EVENTS LEADING TO BANKRUPTCY

         During fiscal year 1999, the Company and Mariner Health experienced significant losses, resulting in certain financial covenant violations under the Company's various loan agreements. In addition, the Company and Mariner Health did not make any scheduled interest and principal payments due subsequent to September 30, 1999 which resulted in an event of default under their respective loan agreements. The inability of the Company and Mariner Health to service or restructure their respective debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken by creditors with regard to any defaults under the prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 Filings.

     REORGANIZATION

         As noted previously, on January 18, 2000, the Company, Mariner Health and substantially all of their respective subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the "Chapter 11 Proceedings").

         While the Chapter 11 Filings constituted a default under the Company's, Mariner Health's and their respective subsidiaries' various financing arrangements, section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts and unexpired leases, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and unexpired leases and final decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are still pending.

         In connection with the Chapter 11 Filings, the Company obtained a commitment for $100.0 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank ("Chase"). Mariner Health also obtained a commitment for $50.0 million in DIP financing (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings") from a group of banks led by PNC Bank, National Association ("PNC"). The commitment under the Company DIP Financing has been reduced to $50.0 million. The commitment under the Mariner Health DIP Financing has been reduced to $25.0 million. (See Notes 5 and 11).

         On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities at December 31, 2000 and September 30, 2000 are classified in the condensed consolidated balance sheets as liabilities subject to compromise. The Company has been and intends to continue to pay bona fide postpetition claims of all vendors and providers in the ordinary course of business.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


         The Company and Mariner Health intend to develop a plan or separate plans of reorganization through negotiations with their respective key creditor constituencies including their respective senior bank lenders and official unsecured creditors committees (as used herein, a plan for the company is the "Company Plan of Reorganization," a plan for Mariner Health is the "Mariner Plan of Reorganization," and collectively, any such plans are the "Plans of Reorganization"). A substantial portion of prepetition liabilities are subject to settlement under each of the Plans of Reorganization to be submitted respectively by the Company and Mariner Health. Each of the Plans of Reorganization must be: (i) voted upon by impaired classes of creditors and equity holders of the Company and Mariner Health, respectively, that are entitled to vote; and (ii) approved by the Bankruptcy Court. No assurance can be given regarding the timing of such Plans of Reorganization, the likelihood that such plans will be developed, or the terms on which such plans may be conditioned. In addition, there can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company; the same is true for Mariner Health if the Mariner Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and Mariner Health's exclusive right to file and solicit acceptance of a plan of reorganization ends. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

     LIABILITIES SUBJECT TO COMPROMISE

         "Liabilities subject to compromise" refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Filings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plans of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plans of Reorganization. A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2000 and September 30, 2000 are as follows (in thousands):


                                            DECEMBER 31,   SEPTEMBER 30,
                                               2000           2000
                                            ------------   ------------

     Long-term debt                          $2,146,853     $2,149,420

     Accounts payable                            90,405         82,318

     Accrued interest                            85,564         85,564

     Other accrued liabilities                   86,885         86,885

     Deferred loan costs                        (32,948)       (32,974)
                                             ----------     ----------
                                             $2,376,759     $2,371,213
                                             ==========     ==========


         Approximately $2.4 billion of liabilities subject to compromise would have been classified as current liabilities at December 31, 2000 if the Chapter 11 Filings had not been filed.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


         In accordance with SOP 90-7, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000. Contractual interest for the three months ended December 31, 2000 was $62.4 million, which is $59.2 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2000. Interest expense for the three months ended December 31, 2000 represents interest paid on certain capital equipment leases and other miscellaneous indebtedness.

     REORGANIZATION ITEMS

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2000 consist of the following (in thousands):


                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 31,
                                                                  2000
                                                               -----------

Professional fees                                                $ 4,647
Other reorganization costs                                         2,037
Gain on settlement of prepetition accounts payable                   (20)
Net loss on divestitures                                           2,751
Interest earned on accumulated cash resulting from
   Chapter 11 Filings                                             (1,313)
                                                                 -------
                                                                 $ 8,102
                                                                 =======


NOTE 4 - DIVESTITURES

         During the quarter ended December 31, 2000, the Company completed the sale of certain facilities and other assets which resulted in a net loss on sale of assets of approximately $2.8 million which is included in reorganization items.

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


NOTE 5 - DEBT

         Long-term debt at December 31, 2000 and September 30, 2000 is summarized in the following table (in thousands):


                                                     DECEMBER 31,   SEPTEMBER 30,
                                                         2000            2000
                                                     ------------   -------------

Senior credit facilities:
   Senior Credit Facility                            $   904,955     $   905,981
   Mariner Health Senior Credit Facility                 233,835         233,835
   Mariner Health Term Loan Facility                     192,439         192,439
Subordinated debt:
   Senior Subordinated Notes                             274,121         274,121
   Senior Subordinated Discount Notes                    220,071         220,071
   Mariner Health Senior Subordinated Notes              103,136         103,136
Other, including capital lease obligations               218,296         219,837
                                                     -----------     -----------
                                                       2,146,853       2,149,420
Less amounts subject to compromise                    (2,146,853)     (2,149,420)
                                                     -----------     -----------
Total long-term debt                                 $        --     $        --
                                                     ===========     ===========


     PREPETITION DEBT

         Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on substantially all of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at December 31, 2000 and September 30, 2000.

         The obligations of the Company under its senior credit facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health's obligations under its senior credit facility, which includes a revolving credit facility and term loan facility, are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Mariner Health and the Mariner Health Subsidiaries are treated as unrestricted subsidiaries under the Company's debt facilities. Unlike other subsidiaries of the Company (the "Non-Mariner Health Subsidiaries"), Mariner Health and the Mariner Health Subsidiaries neither guarantee the Company's obligations under the Company's debt facilities nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Health Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and the Mariner Health Subsidiaries are not subject to the covenants contained in the Company's debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Health Subsidiaries.

         No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facility, as adequate protection payments pursuant to the

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Final Company DIP Order (as defined herein), resulting from the application of net cash proceeds received from the sales of certain facilities and other assets, and notional amounts related to certain other indebtedness, including capital equipment leases. Interest paid on prepetition indebtedness during the three month periods ended December 31, 2000 and 1999 was $3.2 million and $15.6 million, respectively.

     DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY

         In connection with the Chapter 11 Filings, the Company entered into a $100.0 million debtor-in-possession financing agreement (as amended from time to time, the "Company DIP Credit Agreement") with a group of banks (the "Company DIP Lenders") led by Chase. On March 20, 2000 the Bankruptcy Court granted final approval (the "Final Company DIP Order,") of the Company DIP Financing.

         The Company DIP Credit Agreement initially established a $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors. The Company DIP Credit Agreement currently provides that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final Company DIP Order or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the Alternative Base Rate ("ABR") of Chase plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

         The terms of the Company DIP Financing require that the Company prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Company's prepetition senior credit facility and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final Company DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the Company's prepetition senior credit facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

         The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for the subsidiaries (the "Omega Debtors") that operate the facilities that are mortgaged to Omega Healthcare Investors, Inc., which guarantee is limited to the negative cash flows of the debtors pursuant to the Company DIP Credit Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


by the Bankruptcy Court) is established in the Final Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Company DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

         The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company Debtors to use cash collateral to fund operations. At December 31, 2000, there were no outstanding borrowings under the Company DIP Credit Agreement. At December 31, 2000, there were also letters of credit outstanding under the Company DIP Financing of approximately $2.1 million.

       The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the Company Debtors, Chase and the requisite Company DIP Lenders amended the Company DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the Company DIP Financing from January 19, 2001 to August 31, 2001 and to provide for the modification of certain financial and other covenants. Effective as of January 19, 2001, the Company also exercised its right under the Company DIP Credit Agreement to reduce the $100.0 million Company DIP Financing commitment to $50.0 million.

     DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH

         Among the orders entered by the Bankruptcy Court in the chapter 11 cases of Mariner Health and its subsidiaries, were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $50.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of up to $50.0 million of the Mariner Health DIP Financing (the "Final Mariner Health DIP Order").

         The Mariner Health DIP Credit Agreement initially established a $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. Under the Mariner Health DIP Credit Agreement's current terms, advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health chapter 11 cases) for working capital and

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

         Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the "base rate" of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

         The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the Commitment Termination Date, defined as the first to occur of (i) January 19, 2001, unless extended (such date having since been extended to July 19, 2001 as discussed below); (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization; (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred.

         Under the current terms of the Mariner Health DIP Credit Agreement, the Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget.

         The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis. Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

         As provided in the Final Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed super priority

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court (the "Mariner Health Cash Collateral Orders"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

         The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum profitability, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Included among the events of default is the termination of the Mariner Health Debtor's exclusive right to file a plan or plans of reorganization in any of their chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders; the Mariner Health exclusivity period was scheduled to expire on January 19, 2001 but has been extended by amendment to February 20, 2001 as described below. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At December 31, 2000, there were no outstanding borrowings or letters of credit issued under the Mariner Health DIP Credit Agreement.

         Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the Company Debtors, but does contemplate weekly overhead payments to the Company equal to 1.25% of projected net nursing home revenues for such month, subject to a monthly "true-up," such that the payments for such month equal 5% of actual net nursing home revenues of the Mariner Health Debtors. Such payments may be suspended by the Mariner Health Debtors if certain defaults specified in the Mariner Health Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date for the Mariner Health DIP Credit Agreement from January 19, 2001 to July 19, 2001, and to reduce the maximum amount of the Mariner Health DIP Credit Financing from $50.0 million to $25.0 million (as a result of which the tranche B component of that credit facility was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Credit Agreement in excess of $5.0 million and amended certain reporting requirements.

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 6 - COMPREHENSIVE INCOME

         Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity (deficit) not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following (in thousands):


                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                        -------------------
                                                                         2000         1999
                                                                        -------     --------

Net income (loss)                                                       $ 9,910     $(58,041)

Net unrealized gains (losses) on available-for-sale securities               61         (196)
                                                                        -------     --------
Comprehensive income (loss)                                             $ 9,971     $(58,237)
                                                                        =======     ========

         Accumulated other comprehensive loss, net of income taxes, is comprised of net unrealized losses on available-for-sale securities of $1,427 and $1,488 at December 31, 2000 and September 30, 2000, respectively.

NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share":


                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                      2000         1999
                                                                    --------     --------

Numerator for basic and diluted loss per share:
    Net income (loss)                                               $  9,910     $(58,041)
                                                                    ========     ========

Denominator:
    Denominator for basic income (loss) per share
    - weighted average shares                                         73,688       73,695

    Effect of dilutive securities - stock options                         --           --
                                                                    --------     --------
    Denominator for diluted income (loss) per share -
       adjusted weighted average shares and assumed conversions       73,688       73,695
                                                                    ========     ========

Basic and diluted income (loss) per share:
    Net income (loss) per share                                     $   0.13     $  (0.79)
                                                                    ========     ========

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 8 - INCOME TAXES

         Due to the nature and composition of the Company's deferred tax assets and the changes in the Company's valuation allowance, the Company does not expect to incur income tax expense regarding the net profits generated during the current fiscal year. Additionally, the Company has not reduced its deferred asset valuation allowance any further due to the continuing uncertainty of future profitability. Consequently, the Company maintains a valuation allowance which completely offsets all net deferred tax assets generated from the Company's losses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

         From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition, lack of liquidity and change in the Company's GL/PL insurance policies, settling a large number of cases within the Company's $1 million self-insured retention limit could have a material adverse effect on the Company.

         On August 26, 1996, a class action complaint was asserted against GranCare, Inc. ("GranCare"), a wholly-owned subsidiary of the Company, in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court, which was denied, and an appeal with the Colorado Court of Appeal. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. However, the Company did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. On January 4, 2001, the Court of Appeal reversed the District Court's decision. On February 1, 2001, the Company filed a request for rehearing. The Company intends to vigorously contest all remaining allegations.

         On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000.

         On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, owns a minority partnership interest in defendant Valley X- Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are that (i) the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and (ii) the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 million to $7.2 million. As the result of a motion filed by the Company on November 23, 1998, GranCare was dismissed from the case. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000.

         On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of Living Centers of America, Inc. ("LCA"), a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted Defendant Donald C. Beaver's Motion to Dismiss on December 6, 1999. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. On or about April 19, 2000 plaintiffs filed an Amending Petition seeking to bring Donald C. Beaver back into the case as a defendant. Mr. Beaver has filed a Motion to Dismiss the Amending Petition and no date for hearing has been set. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, ss. 362 of the

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Bankruptcy Code, all proceedings against the Company have been stayed. Very little discovery has been conducted and accordingly, this case is not in a position to be evaluated in regard to the probability of a favorable outcome or in regard to the range of potential loss. The Company intends to vigorously contest the request for class certification, as well as all alleged claims made.

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

         On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by producing documents responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators' complaint. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. The Company intends vigorously to defend this action.

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

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Proceedings commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the NCH Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which the Health Care Financing Administration ("HCFA") disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is $8,163,930. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses. On November 9, 2000, the Company and the defendant subsidiaries filed a motion to dismiss the NCH Complaint, arguing that the constructive trust/equitable lien claims are barred by res judicata based upon prior financing orders of the Bankruptcy Court, and that the claims seeking administrative priority fail to state claims upon which such relief may be granted. On December 12, 2000, the Bankruptcy Court heard oral argument with respect to the motion to dismiss, took the matter under submission, and requested further briefing. In early November, NCH filed a motion which seeks to enjoin the Company and the defendant subsidiaries from settling claims against HCFA relating to the NCH HCFA Disallowances and to require that any funds recovered with respect to such claims be segregated. The Company and the defendant subsidiaries have filed an opposition to this Motion and the hearing thereon is scheduled for March 2001. The Company and the defendant subsidiaries intend to contest the case vigorously.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 10 - SEGMENT INFORMATION

         The following tables exhibit the segment reporting of the Company for the three months ended December 31, 2000 and 1999 (in thousands):

                                                       THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                --------------------------------
                                                  2000                   1999
                                                --------               --------
Revenues from external customers:
  Nursing home services                         $444,529               $444,212
  Pharmacy services                               53,793                 65,843
  Other                                           25,820                 27,151
                                                --------               --------
                                                $524,142               $537,206
                                                ========               ========


Intersegment revenues:
  Pharmacy services                             $ 12,083               $ 13,341
  Other                                               70                     71
                                                --------               --------
                                                $ 12,153               $ 13,412
                                                ========               ========


                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                              --------------------------------
                                                2000                    1999
                                              --------                --------
Net income (loss):
  Nursing home services                       $ 37,543                $ 34,959
  Pharmacy services                                381                  (2,711)
  Other                                          1,723                    (109)
  Therapy (segment disposed of)                    (56)                   (948)
                                              --------                --------
                                              $ 39,591                $ 31,191
                                              ========                ========


                                                                    DECEMBER 31,
                                                                        2000
                                                                    ------------
Assets:
  Nursing home services                                               $  991,868
  Pharmacy services                                                      102,324
  Other                                                                   86,972
  Therapy (segment disposed of)                                           19,713
                                                                      ----------
                                                                      $1,200,877
                                                                      ==========


         The following tables reconcile the Company's segment reporting to the totals on the Company's unaudited

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


condensed consolidated financial statements for the three months ended December 31, 2000 and 1999 (in thousands):

                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                         -----------------------------
                                                            2000                1999
                                                         ---------           ---------
Revenues:
  External revenues for reportable segments              $ 524,142           $ 537,206
  Intersegment revenues for reportable segments             12,153              13,412
  Elimination of intersegment revenue                      (12,153)            (13,412)
                                                         ---------           ---------
Consolidated revenues                                    $ 524,142           $ 537,206
                                                         =========           =========

Net income (loss):
  Net income for reportable segments                     $  39,591           $  31,191
  Corporate overhead                                       (29,681)            (89,232)
                                                         ---------           ---------
Consolidated net income (loss)                           $   9,910           $ (58,041)
                                                         =========           =========


                                                                             DECEMBER 31,
                                                                                 2000
                                                                             -----------
Assets:
  Assets for reportable segments                                             $ 1,200,877
  Corporate overhead                                                           1,362,252
  Elimination of intersegment assets                                          (1,298,119)
                                                                             -----------
                                                                             $ 1,265,010
                                                                             ===========


NOTE 11       SUBSEQUENT EVENTS

       By order entered on or about January 11, 2001, the Bankruptcy Court approved the extension of the maturity date of the Company DIP Financing from its original maturity date of January 19, 2001, to August 31, 2001. The Company Debtors, Chase and the requisite Company DIP Lenders subsequently amended the Company DIP Credit Agreement to formally implement such extension and to modify certain financial and other covenants of the Company DIP Credit Agreement, effective January 19, 2001. Also, the Company exercised its right under the Company DIP Credit Agreement to reduce the $100.0 million Company DIP Financing commitment to $50.0 million. The commitment reduction was effective as of January 19, 2001.

       By amendment dated January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Credit Agreement from January 19, 2001, to July 19, 2001, and to reduce the maximum amount of the Mariner Health DIP Credit Financing from $50.0 million to $25.0 million (as a result of which the tranche B component of that credit facility was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Credit Agreement in excess of $5.0 million and amended certain reporting requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

       The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled nursing facilities. At December 31, 2000, the Company's significant operations consisted of (i) approximately 360 inpatient and assisted living facilities containing approximately 43,000 beds; (ii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers; and (iii) 13 long-term acute care hospitals with approximately 550 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in five states and several metropolitan markets.

       On January 18, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries (the "Company Debtors"), including Mariner Health Group, Inc. ("Mariner Health") and its subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "Mariner Health Debtors"), filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the "Chapter 11 Proceedings").

       The Company's recent operating losses, liquidity issues and the Chapter 11 Proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability of the Company to comply with the terms of the commitment for $50.0 million (at December 31, 2000, the size of the commitment was $100.0 million, but the Company has reduced the size of the commitment subsequent to such date) in debtor-in-possession ("DIP") financing (the "Company DIP Financing"), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. Any plan of reorganization and other actions during the Chapter 11 Proceedings could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements (see Notes 3 and 11 of the unaudited condensed consolidated financial statements).

     RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the business segment data in Note 10 of the unaudited condensed consolidated financial statements.

       Net revenues for inpatient nursing home services accounted for $444.5 million, or 84.8%, of the Company's $524.1 million total revenues for the three months ended December 31, 2000. Nursing home services revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates in the Company's nursing facilities and payor mix.

       Weighted average occupancy, as identified in the following table, increased by 1.9% over the comparable three month period from fiscal year 2000 to fiscal year 2001.


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000        1999
                                                         ----------------------

  Weighted average licensed bed count                      42,652      47,189
  Total average residents                                  36,945      39,973
  Weighted average occupancy                                 86.6%       84.7%

       Payor mix is the source of payment for the services provided and consists of Medicare, Medicaid and private pay. Private pay includes revenue from individuals who pay directly for services without government assistance through the Medicare and Medicaid programs, managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years and management is preparing the Company's infrastructure for more managed care contracting. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

       Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the Prospective Payment System ("PPS") for Part A Medicare patients beginning July 1, 1998 and the fee screen schedules and therapy caps for Part B Medicare patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the previous cost based payment methodology. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect the Company's revenues and profitability. The federal Medicare program restricts inpatient coverage to patients who require skilled care. State-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources.

       In addition, the administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company were to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. See "--Liquidity and Capital Resources." Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "--Liquidity and Capital Resources." As part of the bankruptcy process the Company, Mariner Health and their subsidiaries are engaged in discussions with the Health Care Financing Administration ("HCFA") to potentially settle some or all matters related to historical cost-based reimbursement. It is not possible to estimate at this time whether this process will result in material differences of amounts previously recorded or the effects on future cash flows.

       The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                   -----------------------
                                                     2000        1999
                                                   -----------------------

  Medicaid                                            50.1%       50.1%
  Medicare                                            25.3%       24.4%
  Private and other                                   24.6%       25.5%



     FIRST QUARTER FISCAL 2001 COMPARED TO FIRST QUARTER FISCAL 2000

       Net revenues totaled $524.1 million for the three months ended December 31, 2000, a decrease of approximately $13.1 million as compared to the same period in fiscal year 2000. The decrease is primarily attributable to a decrease of approximately $12.1 million, or 18.3%, in pharmacy services due to a decline in the number of beds served during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. In addition, the closure of five institutional pharmacies during fiscal year 2000 also contributed to the decrease in pharmacy services revenue. Net revenues for inpatient nursing home services increased approximately $0.3 million to $444.5 million for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. Included in the increase in net revenues for inpatient nursing home services was an increase of $34.0 million which resulted primarily from higher average per diem rates. The increase in net revenues was offset by a decrease in net revenues of approximately $31.5 million related to the impact of the facilities divested during fiscal year 2000.

       Costs and expenses, excluding other expenses and loss on disposal of assets, totaled $504.0 million for the three months ended December 31, 2000, a decrease of $30.0 million compared to the same period in fiscal year 2000. These costs and expenses primarily consist of salaries, wages, and employee benefits. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. Salaries, wages and benefits decreased $7.9 million, or 2.6%, for the three months ended December 31, 2000 as compared to the same period in fiscal year 2000. The decrease was due to multiple factors including the impact of the facilities divested during fiscal year 2000 and the Company's continued efforts to reduce overhead costs. The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. Ancillary services decreased $9.7 million, or 15.0%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The decrease is primarily a result of a reduction in pharmacy services volume offset in part by an increase in per unit drug costs and a change in pharmacy product mix. General and administrative expenses, which include the indirect administrative costs associated with operating the Company and its lines of business, decreased $9.7 million, or 16.0%, for the three months ended December 31, 2000 as compared to the same period in fiscal year 2000 mainly as a result of the Company's continued efforts to reduce overhead costs. Rent totaled approximately $19.1 million for the three months ended December 31, 2000, a decrease of $3.6 million, or 15.9% compared to the same period in fiscal year 2000. The decrease is mainly due to the impact of the facilities divested during fiscal year 2000. For the three months ended December 31, 1999, other expenses totaled approximately $8.0 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its prepetition indebtedness.

       Interest expense totaled $3.2 million for the three months ended December 31, 2000, a decrease of $54.0 million as compared to the same period in fiscal year 2000. The decrease is due to the fact that the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Contractual interest for the three months ended December 31, 2000 was $62.4 million which is $59.2 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2000.

       Reorganization items totaled $8.1 million for the three months ended December 31, 2000. Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company incurred in connection with the Chapter 11 Filings.

     SEASONALITY

       The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in a given period and seasonal census cycles.

     LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

       Overview. Cash and cash equivalents were $182.3 million at December 31, 2000. The Company and its subsidiaries also have available $75.0 million in DIP financing, as described below, none of which was borrowed as of such date except for approximately $2.1 million of lines of credit issued under the Company DIP Financing. During the three months ended December 31, 2000 working capital increased $44.0 million to $353.4 million.

       Cash provided by operating activities was $18.5 million in the three months ended December 31, 2000, as compared to $7.2 million used in operating activities for the three months ended December 31, 1999. Receivables increased $32.6 million in three months ended December 31, 2000 principally in the Company's nursing home segment. Average days outstanding has increased from approximately 48 days in the three months ended September 30, 2000 to approximately 52 days in the three months ended December 31, 2000. The increase in days outstanding is due to multiple factors including increased nursing home services revenues in the quarter ended December 31, 2000 as compared to the quarter ended September 30, 2000 and seasonal cycles, including timing of third party payments. Prepaid expenses and other assets decreased $9.7 million primarily as a result of current period amortization of prepaid insurance premiums. Long-term insurance reserves increased approximately $16.7 million resulting from the provision for the current period and reduction in claims settled due to the automatic stay protection afforded by the Chapter 11 Filings.

       Cash used in investing activities was $4.0 million for the three months ended December 31, 2000, as compared to $9.9 million provided by investing activities for the three months ended December 31, 1999. Cash used in investing activities primarily consisted of the use of $8.1 million related to capital expenditures for the three months ended December 31, 2000. Cash used in investing activities also included $3.5 million of proceeds from the sale of property, equipment and other assets (see Note 4 of the unaudited condensed consolidated financial statements).

       Cash used in financing activities was $2.5 million in the three months ended December 31, 2000, as compared to cash provided by financing activities of $2.4 million for the three months ended December 31, 1999. Cash used in financing activities included principal repayments of prepetition long-term debt of $2.5 million for the three months ended December 31, 2000.

       The primary sources of revenue for the Company are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and thereafter, the federal Medicare program converted to PPS for skilled nursing facility services. Since the end of the third quarter of 1999, all of the Company's skilled nursing facilities have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. See "--Healthcare Regulatory Matters."

Payments for nursing facility services that are provided to Medicaid recipients are paid at rates that are set by each individual state's Medicaid program.

       For cost reporting periods that ended before the start of PPS, the facilities were (and to the extent final cost reports for prior periods are not settled, still are) reimbursed under Medicare on the basis of reasonable and necessary cost as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation. PPS has had a material adverse effect on the Company's financial condition and, although the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See "--Healthcare Regulatory Matters."

       The Company provides certain services and supplies between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related organization principle" generally requires that services and supplies furnished to nursing facilities by related entities be included in the nursing facility's reimbursable cost at the cost of the supplying entity. The Company believes that the services and supplies furnished to nursing facilities at market rates qualify for exception to the related organization principle. Certain of the Company's Medicare fiscal intermediaries have taken the position that the related party transactions do not qualify for this exception to the related party rules and have made adjustments that reduce Medicare allowable cost to the cost of the supplying entity. During the third quarter of fiscal 1999, the intermediaries for the Mariner Health facilities reopened previously settled cost reports to impose such related party adjustments for services furnished to the facilities by Mariner Health's rehabilitation subsidiary. All related party adjustments have been or will be appealed to the Provider Reimbursement Review Board (the "PRRB") and through the full appeal process as is warranted. The adjustments affect only periods during which the facilities were reimbursed for Medicare on the basis of reasonable and necessary cost; there would not be any impact for periods that are reimbursed under PPS.

       During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement ("NPRs") imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable costs of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with HCFA and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. The intermediary has completed audit procedures but has not issued NPR's for the remaining Mariner Health cost reports (1997 through 1999). As part of the chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for the pendancy of Mariner Health's DIP Financing (as defined below) obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time.

       Prepetition Debt. Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at December 31, 2000 and September 30, 2000.

       The obligations of the Company under its senior credit facility are guaranteed by substantially all of the Company's subsidiaries other than Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health's obligations under its senior credit facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Unlike other subsidiaries of the Company (the "Non-Mariner Health Subsidiaries"), Mariner Health and the Mariner Health Subsidiaries neither guarantee the Company's obligations under the Company's debt facilities nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Health Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and the Mariner Health Subsidiaries are not subject to the covenants contained in the Company's debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Health Subsidiaries.

       No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facility as a result of the application of certain cash proceeds received from the sales of certain facilities and other assets and notional amounts related to certain capital equipment leases as adequate protection payments, as more particularly described below. See "--Debtor-in-Possession Financing for the Company."

       Debtor-in-Possession Financing for the Company. In connection with the Chapter 11 Filings, the Company entered into a $100.0 million debtor-in-possession financing agreement (as amended from time to time, the "Company DIP Credit Agreement") with a group of banks (the "Company DIP Lenders") led by The Chase Manhattan Bank ("Chase"). On March 20, 2000 the Bankruptcy Court granted final approval (the "Final Company DIP Order") of the Company DIP Financing.

       The Company DIP Credit Agreement initially established a $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the Company and the other Company Debtors. At the request of the Company, the size of the Company DIP Financing was reduced to $50.0 million on January 11, 2001. The Company DIP Credit Agreement provides that amounts outstanding under the Company DIP Financing may not at any time exceed the maximum borrowing amounts established for the Company under the Final Company DIP Order or the Company's borrowing base of eligible accounts receivable (the "Company Borrowing Base"). Up to $10.0 million of the Company DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the Company Debtors. Interest accrues on the principal amount outstanding under the Company DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase ("ABR") plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the Company Debtors under the Company DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

       The terms of the Company DIP Financing require that the Company prepay principal to the extent that the principal amount outstanding under the Company DIP Financing at any time exceeds the Company Borrowing Base then in effect. To the extent proceeds of loans under the Company DIP Financing are used to complete the construction of certain healthcare facilities (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the Company DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the Company's prepetition senior credit facility, and the remaining 25% of such excess net cash proceeds to be retained by the Company or its applicable subsidiary as additional working capital. Pursuant to the terms of the Final Company DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite Company DIP Lenders are to be applied as an adequate protection payment to the lenders under the Company's prepetition senior credit facility. The Company has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the Company DIP Credit Agreement in increments of $5.0 million.

       The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for certain Company Debtors owning facilities mortgaged to Omega Healthcare Investors, Inc. (the "Omega Debtors") whose guarantee is limited to the negative cash flows of the Omega Debtors, pursuant to the Company DIP Credit Agreement, the Final Company DIP Order and the Final Company Cash Collateral Order (defined below). Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed superiority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Company DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

       The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company to use cash collateral to fund operations. At December 31, 2000, no revolving loans were outstanding under the Company DIP Financing and approximately $2.1 million of letters of credit issued under the Company DIP Credit Agreement were outstanding.

       The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the Company Debtors, Chase and the requisite Company DIP Lenders amended the Company DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the Company DIP Financing from January 19, 2001 to August 31, 2001. Effective as of January 19, 2001, the Company exercised its right under the Company DIP Credit Agreement to reduce the $100.0 million Company DIP Financing commitment to $50.0 million.

       Debtor-in-Possession Financing for Mariner Health. Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 Proceedings of Mariner Health and its subsidiaries were orders approving (a) the use of cash collateral by the Mariner Health Debtors, and (b) the funding of up to $50.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the Company DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other Mariner Health Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC Bank, National Association ("PNC"), as Administrative Agent and Collateral Agent. After a final hearing on February 16,

2000, the Bankruptcy Court entered into an order granting final approval of the Mariner Health DIP Financing (the "Final Mariner Health DIP Order").

       The Mariner Health DIP Credit Agreement initially established a $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. At the request of Mariner Health, the size of the Mariner Health DIP Financing was reduced to $25.0 million on January 19, 2001. As a result of such reduction, the $10.0 million tranche B revolving loan commitment was eliminated. Under the Mariner Health DIP Credit Agreement's terms, advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 Proceedings) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Up to $5.0 million of the Mariner Health DIP Financing may be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors.

       Interest accrues on the principal amount outstanding under the Mariner Health DIP Financing at a per annum rate of interest equal to the "base rate" of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which is 250 basis points. Such interest is due and payable monthly in arrears. During the existence and continuation of any event of default under the Mariner Health DIP Credit Agreement, the interest rates normally applicable to loans under the Mariner Health DIP Financing will be increased by another 250 basis points per annum.

       The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the Commitment Termination Date, defined as the first to occur of (i) January 19, 2000, unless extended (such date has been extended to July 19, 2001 as discussed below); (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization (then scheduled to expire on January 19, 2001); (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. Under the Mariner Health DIP Credit Agreement's current terms, the Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget.

       The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the Mariner Health Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis. Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The Mariner Health Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

       As provided in the Final Mariner Health DIP Order, the obligations of the Mariner Health Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Mariner Health Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court (the "Mariner Health Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Mariner Health Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Chapter 11 Filings. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

       The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Included among the events of default is the termination of the Mariner Health Debtors' exclusive right to file a plan or plans of reorganization in any of their chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders; the Mariner Health exclusivity period was scheduled to expire on January 19, 2001 subject to the Mariner Health DIP Lenders' agreement to extend the deadline to file a plan under the Mariner Health DIP Credit Agreement. The Mariner Health DIP Lenders have agreed to extend such exclusivity period to February 20, 2001 (see more detailed discussion of amendment to the Mariner Health DIP Credit Agreement below). The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At December 31, 2000, there were no outstanding borrowings or letters of credit issued under the Mariner Health DIP Credit Agreement.

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

       By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Credit Agreement from January 19, 2001 to July 19, 2001, and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Financing in excess of $5.0 million and amended certain reporting requirements.

         Healthcare Regulatory Matters. The Balanced Budget Act of 1997 (the "Balanced Budget Act") contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, through the end of 2001 and 2002, respectively. Approximately 50% of the savings are to be achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on the Company.

         The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act required the establishment of PPS, a system where Medicare payments are prospectively determined for nursing homes for cost reporting periods beginning on or after July 1, 1998. During the first three years of PPS, nursing homes will receive a fixed per diem rate for each of their Medicare Part A patients based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem payments has resulted in significantly lower margins in the Company's pharmacy operations as a result of increased pricing competition, a change in buying patterns by customers and the decision by the Company to exit certain businesses previously operated by the Company such as its third party therapy, home health and hospital contract management businesses.

         Since the passage of the Balanced Budget Act, Congress has passed additional legislation intended to temporarily mitigate the reduction in reimbursement for skilled nursing facilities ("SNFs") under PPS. First, in November 1999, Congress passed the Medicare Balanced Budget Refinement Act ("BBRA"). Second, in December of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20 percent for 15 patient acuity categories, including medically complex patients, pending revisions to PPS. The increases will remain in effect until HCFA implements a refined schedule of payment rates for the Resource Utilization Groups ("RUG") system that better accounts for medically-complex patients. The revised payment rates may be more or less than the temporary 20 percent increase under the BBRA. The BBRA also provides for an increase in the federal per diem rate for all patient acuity categories for the government fiscal years 2001 and 2002.

         Among other things, BIPA eliminates the scheduled reduction in the SNF market basket update in government fiscal year 2001 and is implemented in two phases. Specifically, the update rate for the period from October 1, 2000 through March 31, 2001 is the market basket index ("MBI") increase minus one percentage point; the update for the period from April 1, 2001 through September 30, 2001 is the MBI increase plus one percentage point. This increase will not be included when determining PPS payment rates for subsequent periods. In the government fiscal years 2002 and 2003, payment updates will equal the MBI increase minus one-half of a percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increases payment for the nursing component of each RUG payment category by 16.66% for services furnished after April 1, 2001 and before October 1, 2002.

         Moreover, BIPA further refines the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to SNF residents in a Medicare Part A covered stay and to therapy services covered under Medicare Part B. For residents not covered under a Part A stay (e.g., Part A benefits exhausted), SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low" levels of therapy. Specifically, effective for services furnished on or after April 1, 2002 and before implementation of a refined RUG payment system, BIPA increases the federal per diem payments for 14 rehabilitation categories by 6.7%. Additionally, the 20 percent additional payment provided for under the BBRA for three rehabilitation categories is removed to make this provision budget neutral. BIPA also permits the Secretary of Health and Human Services (the "Secretary") to establish a process for geographic reclassification of SNFs based upon the method used for inpatient hospitals.

         As of July 1, 1999, all of the Company's SNFs were receiving Medicare payments under PPS. In connection with the implementation of PPS, the government has implemented a temporary payment system to transition SNFs from the prior cost-based payment system to a payment system based entirely on federal per diem rates. PPS transition rates vary from facility to facility depending on each facility's base period cost that comprises the facility specific component of the rates and the wage adjuster that is applied to the federal component of the PPS payment rates. For most of the Company's facilities, the facility specific base period cost is higher than the base period cost that was used to develop the transitional PPS payment rates. For some facilities, however, the facility base period cost is lower than the base period cost used to develop the PPS transitional rates. Under BBRA, SNFs are allowed to elect transition to the permanent federal rate at the beginning of their cost reporting periods beginning on or after January 1, 2000. SNFs may make the election up to 30 days after the start of their cost reporting period. The Company has taken advantage of this waiver where appropriate.

         The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act sets forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the federal per diem rate, has had a material adverse effect on the Company's therapy business resulting in the decision by the Company to terminate its contract and third party therapy operations. The BBRA temporarily mitigates the Balanced Budget Act limitations by providing that the therapy caps will not apply in government fiscal years 2000 and 2001. The BBRA requires the Secretary to conduct focused medical reviews of therapy services during government fiscal years 2000 and 2001, with an emphasis on claims for services provided to residents of SNFs. The BBRA also requires the Secretary to study and to submit recommendations to Congress on therapy utilization patterns in government fiscal year 2000 compared to those in the government fiscal years 1998 and 1999.

         The BBRA also excludes certain items and services from the formerly all-inclusive SNF per diem rates under PPS. Specifically, the following items and services will become separately reimbursable outside of PPS rates: (i) ambulance services furnished to an individual in conjunction with renal dialysis services; (ii) chemotherapy items and administration services (as identified by certain HCFA Common Procedure Coding System ("HCPCS") codes); (iii) radioisotope services (as identified by certain HCPCS codes); and (iv) customized prosthetic devices (artificial limbs) and other custom prostheses if provided to a SNF resident and intended to be used after discharge (as identified by certain HCPCS codes and other instances chosen by HCFA). Payment for such items and services, which are "passed-through" the per diem payment rates, will be made under Part B of Medicare, in conformance with Part B payment rules. Although these items are separately reimbursed from the PPS rate, the BBRA also directs HCFA to make appropriate adjustments to the PPS payments rates to reflect the fact that certain items and services have been excluded, in order to ensure budget neutrality.

         In the process of finalizing certain Medicare cost reports or reopening previously finalized cost reports filed by various of the Company's Medicare provider facilities, certain Medicare fiscal intermediaries have issued NPRs, which include significant audit adjustments that reduce the amount of reimbursement that previously was received by the facilities. The adjustments are based, for the most part, on denials of exception to the related organization principles (described below) with regard to services and supplies furnished to the Company's facilities by the Company's pharmacy and rehabilitation companies. Adjustments are also based on reductions to costs claimed for therapy services under prudent buyer principles (described below).

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

         On January 12, 2001, the Secretary issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

         Other federal legislation requires major changes in the transmission and retention of health information by the Company. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

         Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that the law will require significant and costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. It also establishes standards for the use of electronic signatures.

         The second rule released by the Department of Health and Human Services imposes new standards relating to the privacy of individually identifiable health information. These standards not only require the Company's compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

         The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, and the Company will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, to become effective on February 26, 2001 with a compliance date of February 26, 2003. On January 20, 2001, the Bush Administration issued a memorandum directing the federal executive departments and agencies to delay by 60 days the effective date of regulations that have been issued, but which have not yet taken effect. The memorandum contains an exception for congressionally mandated regulations that appears to exempt these privacy standards from the directive. Even if the directive is determined to be applicable to these standards, it may not result in changes to the regulations or a delay in the compliance date. Once the security regulations are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. The Company is in the process of quantifying the costs associated with HIPAA compliance and believes they may be material.

       Other Factors Affecting Liquidity and Capital Resources. In addition to outstanding principal and accrued interest payments on its long-term indebtedness which generally are suspended as the consequence of the Chapter 11 Filings, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total estimated rent obligations for fiscal year 2001 are approximately $86.0 million. The Company's total rent obligations paid in the three months ended December 31, 2000 were $19.1 million. In connection with its review of its portfolio of facilities, the Company anticipates continuing to divest itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

       The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $8.1 million for the three months ended December 31, 2000 as compared to $11.9 million for the comparable three months ended December 31, 1999. Capital expenditures in three months ended December 31, 2000 and 1999 were financed principally through internally generated funds.

       The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. The Company also believes that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company. See "--Legal Proceedings."

       The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, general and professional liability, and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of the Company.

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

       At September 30, 2000, the Company, excluding Mariner Health, had, in the aggregate, approximately $93.9 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Final Company Cash Collateral Orders and the Final Company DIP Order. The aggregate amount in the Company's corporate concentration account at February 2, 2001 was approximately $98.0 million. The Company expects a significant portion of this money will be used in the funding of any plan of reorganization. At September 30, 2000, Mariner Health had, in the aggregate, approximately $16.2 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Mariner Health Cash Collateral Orders and the Final Mariner Health DIP Order. The aggregate amount in Mariner Health's corporate concentration account at February 2, 2001 was approximately $23.1 million. Mariner Health expects a significant portion of this money will be used in the funding of any plan of reorganization.

       While management believes that the Company's cash should be sufficient to fund the Company's working capital needs for the foreseeable future, the use of this cash collateral is prohibited under the Bankruptcy Code absent an order of the Bankruptcy Court permitting the use of the cash collateral. The use of the Company's cash collateral to fund working capital is currently permitted by the respective DIP financings.

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

(ii) There can be no assurance that the Company will be able to continue to use cash collateral to fund its working capital needs.

(iii) There can be no assurance that any Plan of Reorganization confirmed in connection with the Chapter 11 Filings will allow the Company to operate profitably under PPS or give the Company sufficient liquidity to meet its operational needs.

(iv) There can be no assurance regarding the future availability or terms of financing in light of the Company's Chapter 11 Filings.

(v) There can be no assurance regarding any adverse actions which may be taken by creditors or landlords of the Company which may have the effect of preventing or unduly delaying confirmation of a Plan of Reorganization in connection with the Company's Chapter 11 Filings.

(vi) The Company may have difficulty in attracting patients or labor as a result of its Chapter 11 Filings.

(vii) The Company may be subject to increased regulatory oversight as a result of its Chapter 11 Filings.

(viii) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the type of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues and net income of the Company.

(ix) The Company derives substantial portions of its revenues from third-party payors, including government reimbursement programs such as Medicare and Medicaid, and some portions of its revenues from nongovernmental sources, such as commercial insurance companies, health maintenance organizations and other charge-based contracted payment sources. Both governmental and non-governmental payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under governmental and non-governmental payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what proposals or cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations and financial condition of the Company.

(x) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the failure to comply with applicable regulatory requirements, the delicensing of facilities owned, leased or managed by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs, or the imposition of harsh enforcement sanctions could have a material adverse effect upon the operations and financial condition of the Company.

(xi) There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company's financial position.

(xii) There can be no assurance that the Company can continue to obtain insurance coverage similar to that it currently maintains or that such current or future coverage will be adequate to satisfy adverse determinations against the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California and Florida, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive or other damages awarded in litigation arising in states for which insurance coverage is not available for such damages. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company's current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

         From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, other than as set forth below, there have been no material developments in the litigation matters set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. As a result of the Chapter 11 Filings, all matters described in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 were stayed on January 18, 2000. While the automatic stay remains in effect, the Company has agreed to relief from the automatic stay in certain limited circumstances.

         On August 26, 1996, a class action complaint was asserted against GranCare, Inc. ("GranCare"), a wholly-owned subsidiary of the Company, in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court, which was denied, and an appeal with the Colorado Court of Appeal. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. However, the Company did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. On January 4, 2001, the Court of Appeal reversed the District Court's decision. On February 1, 2001, the Company filed a request for rehearing. The Company intends to vigorously contest all remaining allegations.

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Proceedings commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which the Health Care Financing Administration ("HCFA") disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is $8,163,930. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses. On November 9, 2000, the Company and the defendant subsidiaries filed a motion to dismiss the NCH Complaint, arguing that the constructive trust/equitable lien claims are barred by res judicata based upon prior financing orders of the Bankruptcy Court, and that the claims seeking administrative priority fail to state claims upon which such relief may be granted. On December 12, 2000, the Bankruptcy Court heard oral argument with respect to the motion to dismiss, took the matter under submission, and requested further briefing. In early November, NCH filed a motion which seeks to enjoin the Company and the defendant subsidiaries from settling claims against HCFA relating to the NCH HCFA Disallowances and to require that any funds recovered with respect to such claims be segregated. The Company and the defendant subsidiaries have filed an opposition to this Motion and the hearing thereon is scheduled for March 2001. The Company and the defendant subsidiaries intend to contest the case vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON CERTAIN SECURITIES

         The Company made the Chapter 11 Filings on January 18, 2000. As a result, no principal or interest payments are being made since such time on prepetition indebtedness, with the exception of repayments made as a result of the application of net cash proceeds received from the sales of certain facilities and other assets and notional amounts related to certain other indebtedness, including capital equipment leases, until a Plan of Reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 Filings is set forth elsewhere in this Form 10-Q, including Note 3 to the unaudited condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Third Amendment, dated January 11, 2001, to Revolving Credit and Guaranty Agreement, dated January 18, 2000 (the "Company DIP Agreement"), among the Company, the Guarantors (as named in the Company DIP Agreement), The Chase Manhattan Bank ("Chase"), the other financial institutions party to the Credit Agreement (the "Banks") and Chase as agent for the Banks.

10.2 Order Authorizing an Amendment to Debtors' (the Company's) Debtor in Possession Loan Agreement.

10.3 Eighth Amendment, dated January 19, 2001, to Debtor-in-Possession Credit Agreement, dated January 20, 2000 (the "Mariner Health DIP Credit Agreement"), by and among Mariner Health Group, Inc. ("Mariner Health"), the Mariner Health subsidiaries party to the Mariner Health DIP Credit Agreement, the lenders party to the Mariner Health DIP Credit Agreement, First Union National Bank as syndication agent, PNC Capital Markets, Inc. and First Union Securities, Inc. both as co-arrangers and PNC Bank, National Association as collateral and administrative agent and as an issuing bank for the letters of credit issued in connection with the Mariner Health DIP Credit Agreement.

10.4 Interim Order Approving Eighth Amendment to (Mariner Health) DIP Credit Agreement and Scheduling a Final Hearing.

10.5 Asset Purchase Agreement, dated December ___, 2000, by and among Midtown Real Estate Company, LLC, as buyer, Professional Health Care Management, Inc. ("PHCM") as seller and Frenchtown Nursing Home, Inc., Madonna Nursing Center, Inc., Middlebelt Nursing Home, Inc. and St. Anthony Nursing Home, Inc. (each a subsidiary of PHCM).

10.6 Ancillary Restructuring Agreement, dated December 21, 2000, by and among Omega Healthcare Investors, Inc. ("Omega"), PHCM and Cambridge Bedford, Inc., Cambridge East, Inc., Cambridge North, Inc., Cambridge South, Inc., Clintonaire Nursing Home, Inc., Crestmont Health Center, Inc., Heritage Nursing Home, Inc., Nightingale East Nursing Center, Inc. and Middlebelt-Hope Nursing Home, Inc. (each a subsidiary of
         PHCM), Living Centers - PHCM, Inc., GranCare, Inc. and the Company.

10.7     Order under 11 U.S.C.ss.ss.105, 363, 364, 365 and 1146(c) and Fed. R.
         Bankr. P. 6004, 6906 and 9019: (i) authorizing the sale to an affiliate of Ciena Healthcare Management, Inc. of four facilities and related personal property free and clear of claims, liens, encumbrances and interests; (ii) approving a related ancillary restructuring agreement with Omega, the mortgagee of the subject property; (iii) determining that such sale is exempt from any stamp, transfer, recording, or similar tax; (iv) authorizing the rejection of certain executory contracts; and (v) granting related relief.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MARINER POST-ACUTE NETWORK, INC.

                                       (Registrant)

                                       By:  /s/ William C. Straub
                                           -------------------------------------
                                            Vice President, Controller, and
                                            Chief Accounting Officer
                                            (duly authorized Officer and Chief
                                             Accounting Officer)



Date: February 14, 2001