Form 10-Q
period 2001-03-31
MARINER POST ACUTE NETWORK INC
filed 2001-05-15
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of May 11, 2001.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X] (The registrant and its subsidiaries have made filings under chapter 11 of the Bankruptcy Code and are currently in the process of preparing a plan of reorganization. No plan of reorganization has been filed with or confirmed by a bankruptcy court at this time.)

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements                                   1

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          21

    Item 3. Quantitative and Qualitative Disclosure About Market Risk                    38

PART II - OTHER  INFORMATION

    Item 1. Legal Proceedings                                                            39

    Item 2. Changes in Securities and Use of Proceeds                                    40

    Item 3. Defaults Upon Certain Securities                                             40

    Item 4. Submission of Matters to a Vote of Security Holders                          40

    Item 5. Other Information                                                            41

    Item 6. Exhibits and Reports on Form 8-K                                             41

    SIGNATURE PAGE

PART 1  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                            THREE MONTHS                   SIX MONTHS
                                                           ENDED MARCH 31,               ENDED MARCH 31,
                                                      -----------------------     ---------------------------
                                                         2001         2000           2001            2000
                                                      ---------     ---------     -----------     -----------
Net revenues                                          $ 520,783     $ 541,514     $ 1,044,925     $ 1,078,720

Costs and expenses:
      Salaries, wages and benefits                      298,265       312,894         597,523         626,841
      Nursing, dietary and other supplies                31,009        31,427          61,290          64,848
      Ancillary services                                 59,947        65,941         114,875         130,587
      General and administrative                         50,599        56,736         101,486         117,347
      Insurance                                          27,734        23,681          56,495          43,145
      Rent                                               18,378        23,586          37,461          46,275
      Depreciation and amortization                      13,182        14,807          25,988          25,637
      Provision for bad debts                             9,192         6,695          17,164          15,095
      Other expenses                                         33           416              86           8,411
      Loss (gain) on disposal of assets                      --          (793)             --             130
                                                      ---------     ---------     -----------     -----------
           Total costs and expenses                     508,339       535,390       1,012,368       1,078,316
                                                      ---------     ---------     -----------     -----------
Operating income                                         12,444         6,124          32,557             404

Other income (expenses):
      Interest expense (contractual interest for
        the three and six months ended
        March 31, 2001 was $49,629 and $112,040,
        respectively and for the three and six
        months ended March 31, 2000 was $62,093
        and $119,336, respectively)                         (18)       (9,973)         (3,259)        (67,216)
      Interest and dividend income                          407         3,070           2,873           7,202
      Reorganization items                                 (587)      (12,437)         (8,689)        (12,437)
      Other                                                 930        (1,013)           (396)           (223)
                                                      ---------     ---------     -----------     -----------
Net income (loss)                                     $  13,176     $ (14,229)    $    23,086     $   (72,270)
                                                      =========     =========     ===========     ===========

Net income (loss) per share - basic and diluted       $    0.18     $   (0.19)    $      0.31     $     (0.98)
                                                      =========     =========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                                         MARCH 31,          SEPTEMBER 30,
                                                                                           2001                2000
                                                                                        -----------         ------------
                                                                                        (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                             $   203,686         $   170,468
  Receivables, net of allowances of $72,220 and $68,691                                     301,878             282,200
  Inventories                                                                                19,592              20,670
  Prepaid and other current assets                                                           30,801              52,635
                                                                                        -----------         -----------
     Total current assets                                                                   555,957             525,973

Property and equipment, net of accumulated depreciation of $372,695 and $360,055            439,054             452,413
Goodwill, net of accumulated amortization of $29,337 and $24,035                            211,374             217,381
Restricted investments                                                                       33,197              35,671
Other assets, net                                                                            38,100              19,363
                                                                                        -----------         -----------
                                                                                        $ 1,277,682         $ 1,250,801
                                                                                        ===========         ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                      $    55,952         $    67,810
  Accrued compensation and benefits                                                          83,468              88,340
  Accrued insurance obligations                                                              10,063              12,905
  Other current liabilities                                                                  42,062              47,440
                                                                                        -----------         -----------
    Total current liabilities                                                               191,545             216,495

Liabilities subject to compromise                                                         2,361,376           2,371,213
Long-term debt, net                                                                              --                  --
Long-term insurance reserves                                                                 99,789              68,987
Other liabilities                                                                            41,850              34,283
                                                                                        -----------         -----------
      Total liabilities                                                                   2,694,560           2,690,978

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                     --                  --
   Common stock, $.01 par value; 500,000,000 shares authorized;
     73,688,379 shares issued                                                                   737                 737
   Capital surplus                                                                          980,952             980,952
   Accumulated deficit                                                                   (2,397,292)         (2,420,378)
   Accumulated other comprehensive loss                                                      (1,275)             (1,488)
                                                                                        -----------         -----------
    Total stockholders' equity (deficit)                                                 (1,416,878)         (1,440,177)
                                                                                        -----------         -----------
                                                                                        $ 1,277,682         $ 1,250,801
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

                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                            2001           2000
                                                                         ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                      $   23,086     $  (72,270)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                         25,988         25,637
       Interest accretion on discounted debt                                     --         11,282
       Equity earnings/minority interest                                        396            223
       Reorganization items                                                   8,689             --
       Provision for bad debts                                               17,164         15,095
       Loss on disposal of assets                                                --            130
  Changes in operating assets and liabilities:
       Receivables                                                          (36,832)       (31,944)
       Inventories                                                              788          2,259
       Prepaid expenses and other assets                                     11,941         (3,218)
       Accounts payable                                                      (2,107)        17,422
       Accrued liabilities and other current liabilities                    (13,856)        94,553
  Changes in long-term insurance reserves                                    30,802         (7,615)
  Other                                                                       7,171            140
                                                                         ----------     ----------
Net cash provided by operating activities before reorganization items        73,230         51,694
  Payment of reorganization items, net                                      (18,715)            --
                                                                         ----------     ----------
Net cash provided by operating activities                                    54,515         51,694

Cash flows from investing activities:
  Purchases of property and equipment                                       (15,499)       (19,605)
  Proceeds from sale of property, equipment and other assets                  6,025          4,945
  Restricted investments                                                      1,385         17,779
  Other                                                                         584           (228)
                                                                         ----------     ----------
Net cash (used in) provided by investing activities                          (7,505)         2,891

Cash flows from financing activities:
  Repayment of prepetition long-term debt                                   (13,778)            --
  Other                                                                         (14)         1,622
                                                                         ----------     ----------
Net cash (used in) provided by financing activities                         (13,792)         1,622

                                                                         ----------     ----------
Increase in cash and cash equivalents                                        33,218         56,207

Cash and cash equivalents, beginning of period                              170,468         71,817

                                                                         ----------     ----------
Cash and cash equivalents, end of period                                 $  203,686     $  128,024
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


NOTE 1 - NATURE OF BUSINESS

       REPORTING ENTITY

         Mariner Post-Acute Network, Inc. through its subsidiaries (collectively, the "Company") provides post-acute health care services, primarily through the operation of skilled-nursing facilities. At March 31, 2001, the Company's significant operations consisted of (i) approximately 350 nursing home and assisted living facilities containing approximately 42,000 beds; (ii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers; and (iii) 13 long-term acute care hospitals with approximately 620 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in five states and several metropolitan markets.

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


         The Company's cumulative operating losses, liquidity issues and the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the DIP Financings (as defined herein), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

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

       NET REVENUES

           Net revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors. A summary of approximate net revenues by payor type is as follows (in thousands):

                       THREE MONTHS ENDED          SIX MONTHS ENDED
                            MARCH 31,                  MARCH 31,
                     ----------------------    ------------------------
                       2001         2000         2001           2000
                     --------    ----------    ----------    ----------
Medicaid             $251,977    $  266,425    $  514,593    $  536,124
Medicare              146,571       134,837       279,320       265,365
Private and other     122,235       140,252       251,012       277,231
                     --------    ----------    ----------    ----------
                     $520,783    $  541,514    $1,044,925    $1,078,720
                     ========    ==========    ==========    ==========

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

         While the Chapter 11 Filings constituted a default under the Company's, Mariner Health's and their respective subsidiaries' various financing arrangements, section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and unexpired leases and final decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are still pending.

         In connection with the Chapter 11 Filings, the Company obtained a commitment for $100.0 million in debtor-in-possession ("DIP") financing (the "Company DIP Financing") from a group of banks led by The Chase Manhattan Bank ("Chase"). Mariner Health also obtained a commitment for $50.0 million in DIP financing (the "Mariner Health DIP Financing"; together with the Company DIP Financing, the "DIP Financings") from a group of banks led by PNC Bank, National Association ("PNC"). The commitment under the Company DIP Financing has been reduced to $50.0 million. The commitment under the Mariner Health DIP Financing has been reduced to $25.0 million. (See Note 5).

         On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities at March 31, 2001 and September 30, 2000 are classified in the condensed consolidated balance sheets as liabilities subject to compromise. The Company has been and intends to continue to pay bona fide postpetition claims of all vendors and providers in the ordinary course of business.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         The Company and Mariner Health intend to develop a plan or separate plans of reorganization through negotiations with their respective key creditor constituencies including their respective senior bank lenders and official unsecured creditors committees (as used herein, a plan for the company is the "Company Plan of Reorganization," a plan for Mariner Health is the "Mariner Plan of Reorganization," and collectively, any such plans are the "Plans of Reorganization"). A substantial portion of prepetition liabilities are subject to settlement under each of the Plans of Reorganization to be submitted respectively by the Company and Mariner Health. Each of the Plans of Reorganization must be: (i) voted upon by impaired classes of creditors and equity holders of the Company and Mariner Health, respectively, that are entitled to vote; and (ii) approved by the Bankruptcy Court. No assurance can be given regarding the timing of such Plans of Reorganization, the likelihood that such plans will be developed, or the terms on which such plans may be conditioned. In addition, there can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends (see Note 5), any party in interest may subsequently file its own plan of reorganization for the Company; the same is true for Mariner Health if the Mariner Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and Mariner Health's exclusive right to file and solicit acceptance of a plan of reorganization ends (see Note
5). The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

       LIABILITIES SUBJECT TO COMPROMISE

         "Liabilities subject to compromise" refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Filings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plans of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plans of Reorganization. A summary of the principal categories of claims classified as liabilities subject to compromise at March 31, 2001 and September 30, 2000 are as follows (in thousands):

                                MARCH 31,      SEPTEMBER 30,
                                 2001              2000
                             -----------------------------
                              (unaudited)
Long-term debt               $  2,134,326     $  2,149,420

Accounts payable                   92,021           82,318

Accrued interest                   81,064           85,564

Other accrued liabilities          86,885           86,885

Deferred loan costs               (32,920)         (32,974)

                             ------------     ------------
                             $  2,361,376     $  2,371,213
                             ============     ============

         Approximately $2.3 billion of liabilities subject to compromise would have been classified as current liabilities at March 31, 2001 if the Chapter 11 Filings had not been filed.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         In accordance with SOP 90-7, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000. Contractual interest for the three months and six months ended March 31, 2001 was $49.6 million and $112.0 million, respectively, which is $49.6 million and $108.8 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2001. Contractual interest for the three and six months ended March 31, 2000 was $62.1 million and $119.3 million, respectively, which is $49.9 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2000. Interest expense for the three and six months ended March 31, 2001 represents interest paid on certain capital equipment leases and other miscellaneous indebtedness.

       REORGANIZATION ITEMS

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2001 consist of the following (in thousands):


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              MARCH 31,                     MARCH 31,
                                                      -------------------------     -------------------------
                                                         2001           2000           2001           2000
                                                      ----------     ----------     ----------     ----------
Professional fees                                     $   12,352     $   11,294     $   16,999     $   11,294
Other reorganization costs                                 3,220          1,425          5,257          1,425
Gain on settlement of prepetition accounts payable           (19)          (189)           (39)          (189)
Net gain on divestitures                                 (12,777)            --        (10,026)            --
Interest earned on accumulated cash resulting from
   Chapter 11 Filings                                     (2,189)           (93)        (3,502)           (93)
                                                      ----------     ----------     ----------     ----------
                                                      $      587     $   12,437     $    8,689     $   12,437
                                                      ==========     ==========     ==========     ==========

NOTE 4 - DIVESTITURES

           During the three and six months ended March 31, 2001, the Company completed the sale of certain facilities and other assets which resulted in a net gain on sale of assets of approximately $12.8 million and $10.0 million, respectively, which is included in reorganization items.

           During the six months ended March 31, 2000, the Company completed the sale of certain facilities and other assets which resulted in a net gain on sale of assets of approximately $1.4 million which is included in loss (gain) on disposal of assets as these transactions occurred prior to the Petition Date.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5 - DEBT

         Long-term debt at March 31, 2001 and September 30, 2000 is summarized in the following table (in thousands):

                                                      MARCH 31,          SEPTEMBER 30,
                                                        2001                 2000
                                                    ------------         ------------
                                                    (unaudited)
Senior credit facilities:
    Senior Credit Facility                          $    894,608         $    905,981
    Mariner Health Senior Credit Facility                233,835              233,835
    Mariner Health Term Loan Facility                    192,439              192,439
Subordinated debt:
    Senior Subordinated Notes                            274,121              274,121
    Senior Subordinated Discount Notes                   220,071              220,071
    Mariner Health Senior Subordinated Notes             103,136              103,136
Other, including capital lease obligations               216,116              219,837
                                                    ------------         ------------
                                                       2,134,326            2,149,420
Less amounts subject to compromise                    (2,134,326)          (2,149,420)
                                                    ------------         ------------
      Total long-term debt                          $         --         $         --
                                                    ============         ============

       PREPETITION DEBT

         Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on substantially all of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at March 31, 2001 and September 30, 2000.

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

         No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facility, as adequate protection payments pursuant to the

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Final Company DIP Order (as defined herein), resulting from the application of net cash proceeds received from the sales of certain facilities and other assets, and notional amounts related to certain other indebtedness, including capital equipment leases. Interest paid on prepetition indebtedness during the six month periods ended March 31, 2001 and 2000 was $7.8 million and $17.3 million, respectively.

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

         The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for certain Company Debtors owning facilities that are mortgaged to Omega Healthcare Investors, Inc. (the "Omega Debtors") whose guarantee is limited to the negative cash flows of the Omega Debtors pursuant to the Company DIP Credit Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


by the Bankruptcy Court) is established in the Final Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Company DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

         The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company Debtors to use cash collateral to fund operations. At March 31, 2001, there were no outstanding borrowings under the Company DIP Credit Agreement. At March 31, 2001, there were also letters of credit outstanding under the Company DIP Financing of approximately $5.2 million.

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

         The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum profitability, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Included among the events of default is the termination of the Mariner Health Debtor's exclusive right to file a plan or plans of reorganization in any of their chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At March 31, 2001, there were no outstanding borrowings or letters of credit issued under the Mariner Health DIP Credit Agreement.

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

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date for the Mariner Health DIP Credit Agreement from January 19, 2001 to July 19, 2001, and to reduce the maximum amount of the Mariner Health DIP Credit Financing from $50.0 million to $25.0 million (as a result of which the tranche B component of that credit facility was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001 (which has subsequently been extended by a series of amendments to July 20, 2001), imposed a 25 basis point utilization fee on borrowings under the Mariner

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         Health DIP Credit Agreement in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of a $7.85 million letter of credit to facilitate implementation of a replacement surety bond program by Mariner Health, though such letter of credit had not been issued as of May 11, 2001. Because such letter of credit, when issued, is expected to expire well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment requires such letter of credit to be fully cash collateralized.

         On or about May 14, 2001, Mariner Health and representatives of the Mariner Health DIP Lenders and the Mariner Health prepetition senior bank group (the "Mariner Health Principal Secured Lenders") entered into a stipulation (the "May 14 Stipulation") (i) extending from May 21, 2001 to July 20, 2001, the Mariner Health Debtors' exclusive right to file a plan of reorganization, and
(ii) if they file a plan within that time, extending the Mariner Health Debtor's exclusive right to solicit acceptances of such plan to September 20, 2001; however, such exclusivity rights are modified in that stipulation to permit the Mariner Health Principal Secured Lenders to file their own plan or plans of reorganization for the Mariner Health Debtors and to solicit acceptances thereto, or (at the sole option of the Mariner Health Principal Secured Lenders) to file a joint plan of reorganization with the Mariner Health Debtors and solicit acceptances thereto. The May 14 Stipulation remains subject to the approval of the Bankruptcy Court. If approved by the Bankruptcy Court, the May 14 Stipulation would constitute a waiver by the Mariner Health DIP Lenders of the covenant in the Mariner Health DIP Credit Agreement that the Mariner Health Debtors file a plan of reorganization by a certain time and an agreement that the modification of the Mariner Health Debtors' exclusivity rights pursuant to that stipulation would not constitute an event of default under the Mariner Health DIP Credit Agreement. No assurances can be given as to whether or not the Bankruptcy Court will grant the Mariner Health Debtors' motion to approve the May 14 Stipulation. Failure of the Bankruptcy Court to grant such approval could result in the Mariner Health Debtors' losing their exclusive right to file a plan of reorganization and an event of default occurring under the Mariner Health DIP Credit Agreement.

NOTE 6 - COMPREHENSIVE INCOME

         Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity (deficit) not included in net income
(loss). The components of comprehensive income (loss), net of income taxes, consist of the following (in thousands):

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                       ---------------------    ---------------------
                                                         2001         2000        2001        2000
                                                       --------     --------    --------    --------
Net income (loss)                                      $ 13,176    $(14,229)    $ 23,086    $(72,270)

Net unrealized gains (losses) on available-for-sale
   securities                                               152          16          213        (180)
                                                       --------     -------     --------    --------
Comprehensive income (loss)                            $ 13,328    $(14,213)    $ 23,299    $ 72,450
                                                       ========     =======     ========    ========

         Accumulated other comprehensive loss, net of income taxes, is comprised of net unrealized losses on available-for-sale securities of $1,275 and $1,488 at March 31, 2001 and September 30, 2000, respectively.

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


NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share":

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  MARCH 31,               MARCH 31,
                                                           --------------------     --------------------
                                                             2001        2000         2001        2000
                                                           --------    --------     --------    --------
Numerator for basic and diluted loss per share:
  Net income (loss)                                        $ 13,176    $(14,229)    $ 23,086    $(72,270)
                                                           ========    ========     ========    ========

Denominator:
  Denominator for basic income (loss) per share -
    Weighted average shares                                  73,688      73,688       73,688      73,688

  Effect of dilutive securities - stock options                  --          --           --          --
                                                           --------    --------     --------    --------
  Denominator for diluted income (loss) per
    share -  adjusted weighted average shares and
    assumed conversions                                      73,688      73,688       73,688      73,688
                                                           ========    ========     ========    ========

Basic and diluted income (loss) per share:
  Net income (loss) per share                              $   0.18    $  (0.19)    $   0.31    $  (0.98)
                                                           ========    ========     ========    ========

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

         On approximately June 8, 1999 and December 13, 2000, the OIG issued subpoenas duces tecum to Mariner of Catonsville. The subpoenas request medical records pertaining to eighteen residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and to advise the Company with respect to this investigation. The Company has been informed by the United States that this investigation is now closed.

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

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Proceedings commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the NCH Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which the Health Care Financing Administration ("HCFA") disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is $8,163,930. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses. On November 9, 2000, the Company and the defendant subsidiaries filed a motion ("Motion to Dismiss") to dismiss the NCH Complaint, arguing that the constructive trust/equitable lien claims are barred by res judicata based upon prior financing orders of the Bankruptcy Court, and that the claims seeking administrative priority fail to state claims upon which such relief may be granted. On December 12, 2000,

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


the Bankruptcy Court heard oral argument with respect to the motion to dismiss, took the matter under submission, and requested further briefing. In early November, NCH filed a motion ("Motion to Enjoin Settlement") which seeks to enjoin the Company and the defendant subsidiaries from settling claims against HCFA relating to the NCH HCFA Disallowances and to require that any funds recovered with respect to such claims be segregated. The Company and the defendant subsidiaries have filed an opposition. In addition the Company has filed a motion for summary judgement ("Motion for Summary Judgement") on those counts of the complaint which are directed against the Company and its subsidiaries. A hearing on the Motion to Enjoin Settlement and on the Motion for Summary Judgement has been deferred until the Bankruptcy Court rules on the Motion to Dismiss. The parties are currently waiting for the Bankruptcy Court to rule on the Motion to Dismiss. The Company and the defendant subsidiaries intend to contest the case vigorously.

NOTE 10 - SEGMENT INFORMATION

         The following tables exhibit the segment reporting of the Company for the three and six months ended March 31, 2001 and 2000 (in thousands):


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED,
                                                                  MARCH 31,                      MARCH 31,
                                                           -------------------------     -------------------------
                                                              2001           2000          2001            2000
                                                           ----------     ----------     ----------     ----------
Revenues from external customers:
  Nursing home services                                    $  439,428     $  451,416     $  883,957     $  895,628
  Pharmacy services                                            53,113         62,554        106,906        128,397
  Other                                                        28,242         27,544         54,062         54,695
                                                           ----------     ----------     ----------     ----------
                                                           $  520,783     $  541,514     $1,044,925     $1,078,720
                                                           ==========     ==========     ==========     ==========

Intersegment revenues:
  Pharmacy services                                        $   12,843     $   12,920     $   24,926     $   26,261
  Other                                                            72             72            142            143
                                                           ----------     ----------     ----------     ----------
                                                           $   12,915     $   12,992     $   25,068     $   26,404
                                                           ==========     ==========     ==========     ==========

Net income (loss):
  Nursing home services                                    $   45,758     $   40,196     $   83,301     $   75,155
  Pharmacy services                                              (968)          (155)          (587)        (2,866)
  Other                                                         2,101          2,207          3,768          1,150
                                                           ----------     ----------     ----------     ----------
                                                           $   46,891     $   42,248     $   86,482     $   73,439
                                                           ==========     ==========     ==========     ==========


                                                                                                         MARCH 31,
                                                                                                           2001
                                                                                                        ----------
Assets:
  Nursing home services                                                                                 $  960,840
  Pharmacy services                                                                                         97,846
  Other                                                                                                     96,340
                                                                                                        ----------
                                                                                                        $1,155,026
                                                                                                        ==========

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         The following tables reconcile the Company's segment reporting to the totals on the Company's unaudited condensed consolidated financial statements for the three and six months ended March 31, 2001 and 2000 (in thousands):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   MARCH 31,                      MARCH 31,
                                                           -------------------------     --------------------------
                                                              2001           2000           2001           2000
                                                           ----------     ----------     ----------     -----------
Revenues:
  External revenues for reportable segments                $  520,783     $  541,514     $1,044,925     $ 1,078,720
  Intersegment revenues for reportable segments                12,915         12,992         25,068          26,404
  Elimination of intersegment revenue                         (12,915)       (12,992)       (25,068)        (26,404)
                                                           ----------     ----------     ----------     -----------
Consolidated revenues                                      $  520,783     $  541,514     $1,044,925     $ 1,078,720
                                                           ==========     ==========     ==========     ===========

Net income (loss):
  Net income for reportable segments                       $   46,891     $   42,248     $   86,482     $    73,439
  Corporate overhead                                          (33,715)       (56,477)       (63,396)       (145,709)
                                                           ----------     ----------     ----------     -----------
Consolidated net income (loss)                             $   13,176     $  (14,229)    $   23,086     $   (72,270)
                                                           ==========     ==========     ==========     ===========


                                                                                                         MARCH 31,
                                                                                                           2001
                                                                                                        -----------
Assets:
      Assets for reportable segments                                                                    $ 1,155,026
      Corporate overhead                                                                                  1,417,172
      Elimination of intersegment assets                                                                 (1,294,516)
                                                                                                        -----------
                                                                                                        $ 1,277,682
                                                                                                        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

         The Company through its subsidiaries is one of the nation's largest providers of post-acute health care services, primarily through the operation of skilled nursing facilities. At March 31, 2001, the Company's significant operations consisted of (i) approximately 350 inpatient and assisted living facilities containing approximately 42,000 beds; (ii) approximately 33 institutional pharmacies servicing more than 1,500 long-term care centers; and
(iii) 13 long-term acute care hospitals with approximately 620 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in five states and several metropolitan markets.

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

         The Company's cumulative operating losses, liquidity issues and the Chapter 11 Proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability of the Company to comply with the terms of its various commitments of debtor-in-possession financing, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. Any plan of reorganization and other actions during the Chapter 11 Proceedings could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements (see Note 3 of the unaudited condensed consolidated financial statements).

     RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the business segment data in Note 10 of the unaudited condensed consolidated financial statements.

         Net revenues for inpatient nursing home services accounted for $439.4 million and $884.0 million of the Company's $520.8 million and $1,044.9 million total revenues for the three and six months ended March 31, 2001, respectively. Nursing home services revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates in the Company's nursing facilities and payor mix.

         Weighted average occupancy, as identified in the following table, increased by 1.3% and 0.9%, respectively, over the comparable three and six month periods from fiscal year 2000 to fiscal year 2001.

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                           ---------------------         ---------------------
                                                            2001           2000           2001           2000
                                                           ------         ------         ------         ------
             Weighted average licensed bed count           40,621         45,949         41,647         46,572
             Total average residents                       35,646         39,759         36,295         39,866
             Weighted average occupancy                      87.8%          86.5%          87.1%          85.6%

         Payor mix is the source of payment for the services provided and consists of Medicare, Medicaid and private pay. Private pay includes revenue from individuals who pay directly for services (without government assistance through the Medicare and Medicaid programs) and from managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

         Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the Prospective Payment System ("PPS") for Medicare Part A patients beginning July 1, 1998 and the fee screen schedules and therapy caps for Medicare Part B patients beginning January 1, 1999, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the previous cost based payment methodology. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect the Company's revenues and profitability. The federal Medicare program restricts inpatient coverage to patients who require skilled care. State-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources.

         In addition, the administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company were to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. See "--Liquidity and Capital Resources." Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "--Liquidity and Capital Resources." As part of the bankruptcy process the Company, Mariner Health and their respective subsidiaries are engaged in discussions with the Health Care Financing Administration ("HCFA") to potentially settle some or all matters related to historical cost-based reimbursement (the "HCFA Global Settlement"). It is not possible to estimate at this time whether this process will result in material differences of amounts previously recorded or the effects on future cash flows.

         The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            MARCH 31,                  MARCH 31,
                                       ------------------          ----------------
                                       2001          2000          2001        2000
                                       ----          ----          ----        ----
            Medicaid                   48.4%         49.2%         49.2%       49.7%
            Medicare                   28.1%         24.9%         26.7%       24.6%
            Private and other          23.5%         25.9%         24.1%       25.7%

     SECOND QUARTER FISCAL 2001 COMPARED TO SECOND QUARTER FISCAL 2000

         Net revenues totaled $520.8 million for the three months ended March 31, 2001, a decrease of approximately $20.7 million, or 3.8%, as compared to the same period in fiscal year 2000. The decrease is primarily attributable to a decrease of approximately $12.0 million, or 2.7%, in net revenues for inpatient nursing home services due to the impact of the divestiture of facilities which resulted in a decrease in net revenues of $41.1 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in net revenues was partially offset by an increase of approximately $29.1 million which resulted primarily from higher average per diem rates during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 mainly due to an increase in Medicare rates and a slight improvement in revenue by payor mix (see "-Healthcare Regulatory Matters"). Net revenues for pharmacy services decreased approximately $9.4 million, or 15.1%, to $53.1 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease was primarily attributed to a decline in the number of beds served during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. In addition, the closure of five institutional pharmacies during fiscal year 2000 also contributed to the decrease in pharmacy services revenue.

         Costs and expenses, excluding other expenses and loss (gain) on disposal of assets, totaled $508.3 million for the three months ended March 31, 2001, a decrease of $27.5 million as compared to the three months ended March 31, 2000. These costs and expenses primarily consist of salaries, wages, and employee benefits. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. Salaries, wages and benefits decreased $14.6 million, or 4.7%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease was due to multiple factors including the impact of the divestiture of facilities and the Company's continued efforts to reduce overhead costs. In addition, the reduction has been partially offset by rising labor costs in certain of its markets and the Company expects this trend to continue for the foreseeable future. See "--Liquidity and Capital Resources." The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. Ancillary services decreased $6.0 million, or 9.1%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease is primarily a result of a reduction in pharmacy services volume offset in part by an increase in per unit drug costs and a change in pharmacy product mix. General and administrative expenses, which include the indirect administrative costs associated with operating the Company and its lines of business, decreased $6.1 million, or 10.8%, for the three months ended March 31, 2001 as compared to the same period in fiscal year 2000 mainly as a result of the Company's continued efforts to reduce overhead costs. Rent totaled approximately $18.4 million for the three months ended March 31, 2001, a decrease of $5.2 million, or 22.1% compared to the same period in fiscal year 2000. The decrease is mainly due to the impact of the divestiture of facilities.

         Interest expense decreased $10.0 million for the three months ended March 31, 2001 as compared to the same period in fiscal year 2000 due to the fact that the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Contractual interest for the three months ended March 31, 2001 was $49.6 million which is $49.6 million in excess of interest expense included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2001.

         Reorganization items totaled $0.6 million for the three months ended March 31, 2001 as compared to $12.4 million for the three months ended March 31, 2001. The decrease of approximately $11.9 million is attributable to approximately $12.8 million of net gain on divestitures included in reorganization items for the three months ended March 31, 2001. Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company incurred in connection with the Chapter 11 Filings (see Note 3 of the unaudited condensed consolidated financial statements).

     FISCAL 2001 YEAR TO DATE COMPARED TO FISCAL 2000 YEAR TO DATE

         Net revenues totaled $1,044.9 million for the six months ended March 31, 2001, a decrease of approximately $33.8 million, or 3.1%, as compared to the six months ended March 31, 2000. The decrease is primarily attributable to a decrease of approximately $21.5 million, or 16.7%, in net revenues for pharmacy services due to a decline in the number of beds served during the six months ended

March 31, 2001 as compared to the six months ended March 31, 2000. In addition, the closure of five institutional pharmacies during fiscal year 2000 also contributed to the decrease in pharmacy services revenue. Net revenues for inpatient nursing home services decreased approximately $11.7 million, or 1.3%, to $884.0 million for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. The decrease is primarily due to the impact of the divestiture of facilities which resulted in a decrease in net revenues of $73.1 million for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. The decrease in net revenues was partially offset by an increase of approximately $61.4 million which resulted primarily from higher average per diem rates during the six months ended March 31, 2001 as compared to the six months ended March 31, 2000 mainly due to an increase in Medicare rates and a slight improvement in revenue by payor mix (see "-Healthcare Regulatory Matters").

         Costs and expenses, excluding other expenses and loss (gain) on disposal of assets, totaled $1,012.3 million for the six months ended March 31, 2001, a decrease of $57.5 million compared to the same period in fiscal year 2000. These costs and expenses primarily consist of salaries, wages, and employee benefits. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. Salaries, wages and benefits decreased $29.3 million, or 4.7%, for the six months ended March 31, 2001 as compared to the same period in fiscal year 2000. The decrease was due to multiple factors including the impact of the divestiture of facilities and the Company's continued efforts to reduce overhead costs. In addition, the reduction has been partially offset by rising labor costs in certain of its markets and the Company expects this trend to continue for the foreseeable future. See "--Liquidity and Capital Resources." The cost of ancillary services, which includes pharmaceuticals and therapy, is also affected by the level of service provided and patient acuity. Ancillary services decreased $15.7 million, or 12.0%, for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. The decrease is primarily a result of a reduction in pharmacy services volume offset in part by an increase in per unit drug costs and a change in pharmacy product mix. General and administrative expenses, which include the indirect administrative costs associated with operating the Company and its lines of business, decreased $15.9 million, or 13.5%, for the six months ended March 31, 2001 as compared to the same period in fiscal year 2000 mainly as a result of the Company's continued efforts to reduce overhead costs. Rent totaled approximately $37.5 million for the six months ended March 31, 2001, a decrease of $8.8 million, or 19.0% compared to the same period in fiscal year 2000. The decrease is mainly due to the impact of the divestiture of facilities. For the six months ended March 31, 2000, other expenses totaled approximately $8.4 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its prepetition indebtedness.

         Interest expense totaled $3.3 million for the six months ended March 31, 2001, a decrease of $64.0 million as compared to the same period in fiscal year 2000. The decrease is due to the fact that the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000 in accordance with SOP 90-7. Contractual interest for the six months ended March 31, 2001 was $112.0 million which is $108.8 million in excess of interest expense included in the unaudited condensed consolidated financial statements for the six months ended March 31, 2001.

         Reorganization items totaled $8.7 million for the six months ended March 31, 2001 as compared to $12.4 million for the six months ended March 31, 2001. The decrease of approximately $3.7 million is attributable to approximately $10.0 million of net gain on divestiture included in reorganization items for the six months ended March 31, 2001. Included in the decrease is also an increase of approximately $3.4 million in interest income earned on accumulated cash resulting from the Chapter 11 Filings classified as reorganization items in accordance with SOP 90-7. This decrease was partially offset by an increase in professional fees and other reorganization costs of approximately $5.7 million and $3.8 million, respectively, for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company incurred in connection with the Chapter 11 Filings (see Note 3 of the unaudited condensed consolidated financial statements).

     SEASONALITY

         The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in a given period and seasonal census cycles.

     LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         Overview. Cash and cash equivalents were $203.7 million at March 31, 2001. The Company and its subsidiaries also have available $75.0 million in DIP financing, as described below, none of which was borrowed as of such date except for approximately $5.2 million of letters of credit issued under the Company DIP Financing. Additionally, the Company anticipates issuing a $7.85 million letter of credit under the Mariner Health DIP Financing in connection with the issuance of certain surety bonds, which amount will be cash collateralized. During the six months ended March 31, 2001 working capital increased $54.9 million from $309.5 million at September 30, 2000 to $364.4 million at March 31, 2001.

         Cash provided by operating activities was $54.5 million in the six months ended March 31, 2001 as compared to $51.7 million provided by operating activities for the six months ended March 31, 2000. Receivables increased $36.8 million in the six months ended March 31, 2001 principally in the Company's nursing home segment resulting from an increase in average days outstanding due to multiple factors including increased nursing home services revenues in the six month period ended March 31, 2001 as compared to the six month period ended September 30, 2000 and seasonal cycles, including timing of third party payments. Prepaid expenses and other assets decreased $11.9 million primarily as a result of current period amortization of prepaid insurance premiums. Long-term insurance reserves increased approximately $30.8 million resulting from the provision for the current period and reduction in claims settled due to the automatic stay protection afforded by the Chapter 11 Filings.

         Cash used in investing activities was $7.5 million for the six months ended March 31, 2001 as compared to $2.9 million provided by investing activities for the six months ended March 31, 2000. Cash used in investing activities primarily consisted of the use of $15.5 million related to capital expenditures for the six months ended March 31, 2001. Cash used in investing activities also included $6.0 million of proceeds from the sale of property, equipment and other assets (see Note 4 of the unaudited condensed consolidated financial statements).

         Cash used in financing activities was $13.8 million in the six months ended March 31, 2001 as compared to cash provided by financing activities of $1.6 million for the six months ended March 31, 2000. Cash used in financing activities included principal repayments of prepetition long-term debt of $13.8 million for the six months ended March 31, 2001.

         The primary sources of revenue for the Company are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and thereafter, the federal Medicare program converted to PPS for skilled nursing facility services. Since the end of the third quarter of 1999, all of the Company's skilled nursing facilities have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. See "-- Healthcare Regulatory Matters." Payments for nursing facility services that are provided to Medicaid recipients are paid at rates that are set by each individual state's Medicaid program.

         For cost reporting periods that ended before the start of PPS, the facilities were (and to the extent final cost reports for prior periods are not settled, still are) reimbursed under Medicare on the basis of reasonable and necessary cost as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation. PPS has had a material adverse effect on the Company's financial condition and, although the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See "-- Healthcare Regulatory Matters."

         The Company provides certain services and supplies between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related organization principle" generally requires that services and supplies furnished to nursing facilities by related entities be included in the nursing facility's reimbursable cost at the cost of the supplying entity. The Company believes that the services and supplies furnished to nursing facilities at market rates qualify for exception to the related organization principle. Certain of the Company's Medicare fiscal intermediaries have taken the position that the related party transactions do not qualify for this exception to the related party rules and have made adjustments that reduce Medicare allowable cost to the cost of the supplying entity. During the third quarter of fiscal 1999, the intermediaries for the Mariner Health facilities reopened previously settled cost reports to impose such related party adjustments for services furnished to the facilities by Mariner Health's rehabilitation subsidiary. All related party adjustments have been or will be appealed, if not resolved in connection with the HCFA Global Settlement, to the Provider Reimbursement Review Board (the "PRRB") and through the full appeal process as is warranted. The adjustments affect only periods during which the facilities were reimbursed for Medicare on the basis of reasonable and necessary cost; there would not be any impact for periods that are reimbursed under PPS.

         During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement ("NPRs") imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions cost. The reopenings resulted in reductions in reimbursable costs of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and will appeal the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with HCFA and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. The intermediary has completed audit procedures but has not issued NPR's for the remaining Mariner Health cost reports (1997 through 1999). As part of the chapter 11 process, Mariner Health entered into a stipulation with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for the pendancy of Mariner Health's DIP Financing (as defined below) obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time. However, the Company expects that all of the open cost-based cost reporting periods will be included in the HCFA Global Settlement. See "-Results of Operations." However, there can be no assurance that the HCFA Global Settlement will include all open cost-based cost reporting periods.

         Although the Company has over the course of the last year seen a reduction in its labor costs through the divestiture of facilities and various business lines as well as corporate overhead reductions, this reduction has been partially offset by wage increases for various nursing staff positions in certain markets in which the Company plans to continue operations. While this has not yet had a material adverse effect on the Company's operations, there can be no assurance that an increase in nursing staff wages will not have such an effect in the future. The Company believes that these increases are a result of a decrease in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry. The Company has experienced increased staffing requirements in order to maintain compliance with various Medicaid Programs. The Company anticipates that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of younger nursing staff candidates to fill anticipated vacancies. The Company is exploring ways in which to address this problem, including recruiting labor from overseas and providing incentives for nurses to remain in the Company's employment.

         General liability and professional liability ("GL/PL") insurance costs for the long-term care industry, particularly in Florida and Texas, where the Company maintains significant operations, continue to rise at a dramatic rate. Significant increases in the number of claims and the amount of an average claim continue. Insurance markets have responded to this significant increase by severely restricting the availability of long-term care GL/PL coverage. As a result of the changes described above, fewer companies are engaged in insuring long-term care companies and those that do offer insurance coverage do so at a very high cost. This is in large part a result of plaintiff lawyer activity in certain markets in which the Company operates. The Company anticipates that this trend will continue, and that its PL/GL costs will continue to increase. These increases have already had an adverse effect on the Company's operations. While the Company is attempting to address this issue through supporting tort reform initiatives in certain markets, and has had very limited success in this regard, no assurance can be given that the Company's PL/GL costs will not continue to rise, that PL/GL coverage will be available to the Company in the future, or that the tort reform initiatives will be successful or have the desired outcome.

         Prepetition Debt. Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at March 31, 2001 and September 30, 2000.

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

         The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company to use cash collateral to fund operations. At March 31, 2001, no revolving loans were outstanding under the Company DIP Financing and approximately $5.2 million of letters of credit issued under the Company DIP Credit Agreement were outstanding.

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

         The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the Commitment Termination Date, defined as the first to occur of (i) January 19, 2001, unless extended (such date has been extended to July 19, 2001 as discussed below); (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization; (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. Under the Mariner Health DIP Credit Agreement's current terms, the Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget.

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

         The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum EBITDAR, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Included among the events of default is the termination of the Mariner Health Debtors' exclusive right to file a plan or plans of reorganization in any of their chapter 11 cases other than as the result of the filing of a plan or plans of reorganization acceptable to the lenders.

The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At March 31, 2001, there were no outstanding borrowings or letters of credit issued under the Mariner Health DIP Credit Agreement.

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

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Credit Agreement from January 19, 2001 to July 19, 2001, and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Financing in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of a $7.85 million letter of credit to facilitate implementation of a replacement surety bond program by Mariner Health, though such letter of credit had not yet been issued as of May 11, 2001. Because such letter of credit, when issued, is expected to expire well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment requires such letter of credit to be fully cash collateralized.

         On or about May 14, 2001, Mariner Health and representatives of the Mariner Health DIP Lenders and the Mariner Health prepetition senior bank group (the "Mariner Health Principal Secured Lenders") entered into a stipulation (the "May 14 Stipulation") (i) extending from May 21, 2001 to July 20, 2001, the Mariner Health Debtors' exclusive right to file a plan of reorganization, and
(ii) if they file a plan within that time, extending the Mariner Health Debtor's exclusive right to solicit acceptances of such plan to September 20, 2001; however, such exclusivity rights are modified in that stipulation to permit the Mariner Health Principal Secured Lenders to file their own plan or plans of reorganization for the Mariner Health Debtors and to solicit acceptances thereto, or (at the sole option of the Mariner Health Principal Secured Lenders) to file a joint plan of reorganization with the Mariner Health Debtors and solicit acceptances thereto. The May 14 Stipulation remains subject to the approval of the Bankruptcy Court. If approved by the Bankruptcy Court, the May 14 Stipulation would constitute a waiver by the Mariner Health DIP Lenders of the covenant in the Mariner Health DIP Credit Agreement that the Mariner Health Debtors file a plan of reorganization by a certain time and an agreement that the modification of the Mariner Health Debtors' exclusivity rights pursuant to that stipulation would not constitute an event of default under the Mariner Health DIP Credit Agreement. No assurances can be given as to whether or not the Bankruptcy Court will grant the Mariner Health Debtors' motion to approve the May 14 Stipulation. Failure of the Bankruptcy Court to grant such approval could result in the Mariner Health Debtors' losing their exclusive right to file a plan of reorganization and an event of default occurring under the Mariner Health DIP Credit Agreement.

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

         Since the passage of the Balanced Budget Act, Congress has passed additional legislation intended to temporarily mitigate the reduction in reimbursement for skilled nursing facilities ("SNFs") under PPS. First, in November 1999, Congress passed the Medicare Balanced Budget Refinement Act ("BBRA"). Second, in December of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20 percent for 15 patient acuity categories, including medically complex patients, pending revisions to PPS. The increases will remain in effect until HCFA implements a refined schedule of payment rates for the Resource Utilization Groups ("RUG") system that better accounts for nontherapy ancillary services medically-complex patients. The revised payment rates may be more or less than the temporary 20 percent increase under the BBRA. The BBRA also provides for a 4% increase in the federal per diem rate for all patient acuity categories for the government fiscal years 2001 and 2002.

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

         Moreover, BIPA further refines the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to SNF residents in a Medicare Part A covered stay and to therapy services covered under Medicare Part B. For residents not covered under a Part A stay (e.g., Part A benefits exhausted), SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low" levels of therapy. Specifically, effective for services furnished on or after April 1, 2001 and before implementation of a refined RUG payment system, BIPA increases the federal per diem payments for 14 rehabilitation categories by 6.7%. Additionally, the 20 percent additional payment provided for under the BBRA for three rehabilitation categories is removed to make this provision budget neutral. BIPA also permits the Secretary of Health and Human Services (the "Secretary") to establish a process for geographic reclassification of SNFs based upon the method used for inpatient hospitals.

         As of July 1, 1999, all of the Company's SNFs were receiving Medicare payments under PPS. In connection with the implementation of PPS, the government has implemented a temporary payment system to transition SNFs from the prior cost-based payment system to a payment system based entirely on federal per diem rates. PPS transition rates vary from facility to facility depending on each facility's base period cost that comprises the facility specific component of the rates and the wage adjuster that is applied to the federal component of the PPS payment rates. For many of the Company's facilities, the facility specific base period cost is higher than the base period cost that was used to develop the transitional PPS payment rates. For some facilities, however, the facility base period cost is lower than the base period cost used to develop the PPS transitional rates. Under BBRA, SNFs are allowed to elect transition to the permanent federal rate at the beginning of their cost reporting periods beginning on or after January 1, 2000. SNFs may make the election up to 30 days after the start of their cost reporting period. The Company has taken advantage of this election where appropriate.

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

         The prudent buyer principle states, in part, "the prudent and cost-conscious buyer not only refuses to pay more than the going price for an item or service, he also seeks to economize by minimizing cost". Certain of the fiscal intermediaries have alleged that the Company was not prudent in its purchase of occupational therapy and speech pathology services prior to HCFA's establishing salary equivalency guidelines, effective April 1998. Fiscal intermediaries calculated facilities' costs to provide services through employed therapists and reduced costs claimed on the cost reports for providing services through contracts and adjusted the cost reports accordingly. Appeals were filed with the PRRB and resulted in a favorable outcome. However, on review the Social Security Administrator reversed the PRRB and restored the intermediaries' adjustments. The Company received a favorable judicial decision on its initial prudent buyer appeal and currently is negotiating a settlement with HCFA for all if its prudent buyer appeals as part of the HCFA Global Settlement.

         The related organization principle states, in part, "a provider's allowable cost for services, facilities, and supplies furnished by a party related to the provider are the costs the related party incurred in furnishing the items in question". The regulations provide for an exception to the related organization principle if certain requirements are met and the Company believes that it meets these requirements with respect to services its facilities previously received from related pharmacy and rehabilitation subsidiaries. Some fiscal intermediaries have denied the request for exception and have made adjustments to reduce the allowable cost that is included in nursing facility cost reports to the cost of the related organization. The Company has requested PRRB appeals for these adjustments, but the appeals have not yet been heard. There can be no assurance that the Company will prevail in the appeal process.

         On January 12, 2001, the Secretary issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to some state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

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

         Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that the law will result in significant and costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. It also establishes standards for the use of electronic signatures.

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

         The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, and the Company will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, and became effective on April 14, 2001 with a compliance date of April 14, 2003. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. The Company is in the process of quantifying the costs associated with HIPAA compliance and believes they may be material.

         Other Factors Affecting Liquidity and Capital Resources. In addition to outstanding principal and accrued interest payments on its long-term indebtedness which generally are suspended as the consequence of the Chapter 11 Filings, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total estimated rent obligations for fiscal year

2001 are approximately $86.0 million, of which approximately $18.4 million and $37.5 million were paid in the three and six months ended March 31, 2001, respectively. In connection with its review of its portfolio of facilities, the Company anticipates continuing to divest itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

         The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $15.5 million for the six months ended March 31, 2001 as compared to $19.6 million for the comparable six months ended March 31, 2000. Capital expenditures in six months ended March 31, 2001 and 2000 were financed principally through internally generated funds.

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

         At September 30, 2000, the Company, excluding Mariner Health, had, in the aggregate, approximately $93.9 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Final Company Cash Collateral Orders and the Final Company DIP Order. The aggregate amount in the Company's corporate concentration account at May 4, 2001 was approximately $116.5 million. The Company expects a significant portion of this money will be used in the funding of any plan of reorganization. At September 30, 2000, Mariner Health had, in the aggregate, approximately $16.2 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Mariner Health Cash Collateral Orders and the Final Mariner Health DIP Order. The aggregate amount in Mariner Health's corporate concentration account at May 4, 2001 was approximately $31.4 million. Mariner Health expects a significant portion of this money will be used in the funding of any plan of reorganization.

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

         On approximately June 8, 1999 and December 13, 2000, the OIG issued subpoenas duces tecum to Mariner of Catonsville. The subpoenas request medical records pertaining to eighteen residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and to advise the Company with respect to this investigation. The Company has been informed by the United States that this investigation is now closed.

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Proceedings commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which the Health Care Financing Administration ("HCFA") disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is $8,163,930. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses. On November 9, 2000, the Company and the defendant subsidiaries filed a motion ("Motion to Dismiss") to dismiss the NCH Complaint, arguing that the constructive trust/equitable lien claims are barred by res judicata based upon prior financing orders of the Bankruptcy Court, and that the claims seeking administrative priority fail to state claims upon which such relief may be granted. On December 12, 2000, the Bankruptcy Court heard oral argument with respect to the motion to dismiss, took the matter under submission, and requested further briefing. In early November, NCH filed a motion ("Motion to Enjoin Settlement") which seeks to enjoin the Company and the defendant subsidiaries from settling claims against HCFA relating to the NCH HCFA Disallowances and to require that any funds recovered with respect to such claims be segregated. The Company and the defendant subsidiaries have filed an opposition. In addition the Company has filed a motion for summary judgment ("Motion for Summary Judgment") on those counts of the complaint which are directed against the Company and its subsidiaries. A hearing on the Motion to Enjoin Settlement and on the Motion for Summary Judgment has been deferred until the Bankruptcy Court rules on the Motion to Dismiss. The parties are currently waiting for the Bankruptcy Court to rule on the Motion to Dismiss. The Company and the defendant subsidiaries intend to contest the case vigorously.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Ninth Amendment, dated February 20, 2001, to Debtor-in-Possession
         Credit Agreement, dated January 20, 2000 (the "Mariner Health DIP
         Credit Agreement"), by and among Mariner Health Group, Inc. ("Mariner
         Health"), the Mariner Health subsidiaries party to the Mariner Health
         DIP Credit Agreement, the lenders party to the Mariner Health DIP
         Credit Agreement, First Union National Bank as syndication agent, PNC
         Capital Markets, Inc. and First Union Securities, Inc. both as co-arrangers and PNC Bank, National Association as collateral and administrative agent and as an issuing bank for the letters of credit issued in connection with the Mariner Health DIP Credit Agreement.

10.2     Tenth Amendment, dated March 20, 2001, to Mariner Health DIP Credit Agreement.

10.3     Eleventh Amendment, dated April 20, 2001, to Mariner Health DIP Credit Agreement.

10.4     Order Approving Tenth Amendment to Mariner Health DIP Credit Agreement.

(b)      Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        MARINER POST-ACUTE NETWORK, INC.
                        (Registrant)



                        By:  /s/ William C. Straub
                        --------------------------------------------------------
                        Vice President, Controller, and Chief Accounting Officer (duly authorized Officer and Chief Accounting Officer)


Date: May 15, 2001