Form 10-Q
period 2001-06-30
MARINER POST ACUTE NETWORK INC
filed 2001-08-14
CIK 882287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of August 6, 2001.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X] (The registrant and its subsidiaries have made filings under chapter 11 of the Bankruptcy Code and are currently in the process of preparing a plan of reorganization. A plan of reorganization for a subsidiary of the registrant, Mariner Health Group, Inc. ("Mariner Health"), and its direct and indirect subsidiaries (collectively, the "Mariner Health Debtors") has been filed by the Mariner Health Debtors' senior secured lenders. The Company has not filed any plan of reorganization for Mariner Health and no plan of reorganization has been filed for the registrant or any subsidiary other than the plan filed by the Mariner Health Debtors' senior secured lenders.)

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Financial Statements                          1

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 23

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk           41

PART II - OTHER  INFORMATION

   Item 1.    Legal Proceedings                                                   42

   Item 2.    Changes in Securities and Use of Proceeds                           43

   Item 3.    Defaults Upon Certain Securities                                    43

   Item 4.    Submission of Matters to a Vote of Security Holders                 43

   Item 5.    Other Information                                                   43

   Item 6.    Exhibits and Reports on Form 8-K                                    43

   SIGNATURE PAGE                                                                 45

PART 1     FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS                          NINE MONTHS
                                                             ENDED JUNE 30,                        ENDED JUNE 30,
                                                     --------------------------          -------------------------------
                                                       2001               2000              2001                2000
                                                     ---------         ---------         -----------         -----------
Net revenues                                         $ 524,532         $ 532,534         $ 1,569,457         $ 1,611,254

Costs and expenses:
    Salaries, wages and benefits                       294,594           303,945             892,117             916,823
    Nursing, dietary and other supplies                 30,559            31,901              91,849              96,749
    Ancillary services                                  57,901            55,538             172,776             186,125
    General and administrative                          53,492            58,524             155,064             184,259
    Insurance                                           34,432            27,309              90,927              84,570
    Rent                                                15,245            22,837              52,706              69,112
    Depreciation and amortization                       14,045            18,638              40,033              44,275
    Provision for bad debts                              7,251            14,842              24,415              29,937
                                                     ---------         ---------         -----------         -----------
       Total costs and expenses                        507,519           533,534           1,519,887           1,611,850
                                                     ---------         ---------         -----------         -----------
Operating income (loss)                                 17,013            (1,000)             49,570                (596)

Other income (expenses):
    Interest expense (contractual interest
      for the three and nine months ended
      June 30, 2001 was $51,433 and $163,473,
      respectively and for the three and
      nine months ended June 30, 2000 was
      $62,118 and $179,202, respectively)                 (849)             (873)             (4,108)            (68,089)
    Interest and dividend income                           180             3,152               3,053              10,354
    Reorganization items                               (21,222)            8,053             (29,911)             (4,384)
    Other                                                  (41)             (729)               (437)               (952)
                                                     ---------         ---------         -----------         -----------
Net income (loss)                                    $  (4,919)        $   8,603         $    18,167         $   (63,667)
                                                     =========         =========         ===========         ===========


Net income (loss) per share - basic
  and diluted                                        $   (0.07)        $    0.12         $      0.25         $     (0.86)
                                                     =========         =========         ===========         ===========


    The accompanying notes are an integral part of these financial statements

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                                       JUNE 30,     SEPTEMBER 30,
                                                                                         2001            2000
                                                                                    -------------   -------------
                                                                                     (unaudited)
                                       ASSETS

Current assets:
    Cash and cash equivalents                                                       $      201,592  $      170,468
    Receivables, net of allowance for doubtful accounts of $72,572 and $68,691             306,892         282,200
    Inventories                                                                             22,139          20,670
    Prepaid and other current assets                                                        48,264          52,635
                                                                                    --------------  --------------
       Total current assets                                                                578,887         525,973

Property and equipment, net of accumulated depreciation of $377,735 and $360,055           431,578         452,413
Goodwill, net of accumulated amortization of $32,328 and $24,035                           208,094         217,381
Restricted investments                                                                      33,710          35,671
Other assets, net                                                                           33,636          19,363

                                                                                    --------------  --------------
                                                                                    $    1,285,905  $    1,250,801
                                                                                    ==============  ==============
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                $       60,749  $       67,810
    Accrued compensation and benefits                                                       81,109          88,340
    Accrued insurance obligations                                                           23,661          12,905
    Other current liabilities                                                               34,527          47,440

                                                                                    --------------  --------------
       Total current liabilities                                                           200,046         216,495

Liabilities subject to compromise                                                        2,368,271       2,371,213
Long-term debt, net                                                                             --              --
Long-term insurance reserves                                                               104,150          68,987
Other liabilities                                                                           34,199          34,283

                                                                                    --------------  --------------
       Total liabilities                                                                 2,706,666       2,690,978

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                   --              --
    Common stock, $.01 par value; 500,000,000 shares authorized;
        73,688,379 shares issued                                                               737             737
    Capital surplus                                                                        980,952         980,952
    Accumulated deficit                                                                 (2,402,211)     (2,420,378)
    Accumulated other comprehensive loss                                                      (239)         (1,488)

                                                                                    --------------  --------------
       Total stockholders' deficit                                                      (1,420,761)     (1,440,177)
                                                                                    --------------  --------------
                                                                                    $    1,285,905  $    1,250,801
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

                                                                                           NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    ------------------------------
                                                                                         2001            2000
                                                                                    --------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                               $       18,167  $      (63,667)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                                     40,033          44,275
          Interest accretion on discounted debt                                                 --          13,178
          Equity earnings/minority interest                                                    437             952
          Reorganization items                                                              29,911           4,384
          Provision for bad debts                                                           24,415          29,937
          Gain on disposal of assets                                                            --          (1,397)
    Changes in operating assets and liabilities:
          Receivables                                                                      (53,021)        (41,007)
          Inventories                                                                       (1,968)          1,991
          Prepaid and other current assets                                                  11,800          (9,911)
          Accounts payable                                                                   4,277          12,845
          Accrued liabilities and other current liabilities                                (12,580)         98,048
    Changes in long-term insurance reserves                                                 35,163         (11,943)
    Other                                                                                     (118)         (1,430)
                                                                                    --------------  --------------
Net cash provided by operating activities before reorganization items                       96,516          76,255
    Payment of reorganization items, net                                                   (33,476)        (15,989)
                                                                                    --------------  --------------
Net cash provided by operating activities                                                   63,040          60,266

Cash flows from investing activities:
    Purchases of property and equipment                                                    (22,878)        (23,033)
    Proceeds from sale of property, equipment and other assets                               7,722           8,594
    Restricted investments                                                                   1,908          22,154
    Other                                                                                      883             421
                                                                                    --------------  --------------
Net cash (used in) provided by investing activities                                        (12,365)          8,136

Cash flows from financing activities:
    Repayment of prepetition long-term debt                                                (19,551)         (2,696)
    Other                                                                                       --            (627)
                                                                                    --------------  --------------
Net cash used in financing activities                                                      (19,551)         (3,323)

                                                                                    --------------  --------------
Increase in cash and cash equivalents                                                       31,124          65,079

Cash and cash equivalents, beginning of period                                             170,468          71,817
                                                                                    --------------  --------------
Cash and cash equivalents, end of period                                            $      201,592  $      136,896
                                                                                    ==============  ==============



   The accompanying notes are an integral part of these financial statements .

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - NATURE OF BUSINESS

     REPORTING ENTITY

       Mariner Post-Acute Network, Inc. through its subsidiaries (collectively, the "Company") provides post-acute health care services, primarily through the operation of skilled-nursing facilities. At June 30, 2001, the Company's significant operations consisted of (i) approximately 340 nursing home and assisted living facilities containing approximately 40,000 beds; (ii) approximately 32 institutional pharmacies servicing more than 1,000 long-term care centers; and (iii) 13 long-term acute care hospitals with approximately 620 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in five states and several metropolitan markets.

     PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

       On January 18, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries ("the Company Debtors"), including Mariner Health Group, Inc. ("Mariner Health") and its subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "Mariner Health Debtors"), filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. Neither the Company nor Mariner Health has filed a plan of reorganization. On June 12, 2001, the agents for the Mariner Health Debtors' senior secured lenders under Mariner Health's prepetition senior credit facility (the "MHG Principal Secured Lenders") filed with the Bankruptcy Court a plan of reorganization for Mariner Health which has since been amended (including amendments thereto, "the MHG Bank Groups' Plan") and a proposed disclosure statement for the MHG Bank Groups' Plan; the adequacy of the disclosure statement was subsequently approved by the Bankruptcy Court at a hearing held on August 7, 2001, subject to various amendments in response to objections thereto (see Note 3). The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act of 1997.

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

       The Company's reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability to comply with the terms of the DIP Financings (as defined herein), confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations.

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

     NET REVENUES

       Net revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors. A summary of approximate net revenues by payor type is as follows (in thousands):

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                    --------------------------------------------------------------
                                                         2001            2000            2001            2000
                                                    --------------  --------------  --------------  --------------

Medicaid                                            $      248,479  $      265,694  $      763,146  $      803,062
Medicare                                                   153,957         132,958         433,166         395,899
Private and other                                          122,096         133,882         373,145         412,293

                                                    --------------  --------------  --------------  --------------
                                                    $      524,532  $      532,534  $    1,569,457  $    1,611,254
                                                    ==============  ==============  ==============  ==============

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

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which is effective for all business combinations completed after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows as a result of adopting this accounting standard.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. SFAS No. 142 will be effective for the Company beginning October 1, 2002. At that time, the Company will perform the required impairment tests on our goodwill and those intangibles deemed to have indefinite lives. Until the Company and Mariner Health file a plan of reorganization that is confirmed by the Bankruptcy Court, the Company cannot currently estimate the impact these impairment tests will have on its consolidated financial position or result of operations.

     RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 3 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     EVENTS LEADING TO BANKRUPTCY

       During fiscal year 1999, the Company and Mariner Health experienced significant losses, resulting in certain financial covenant violations under the Company's various loan agreements. In addition, the Company and Mariner Health did not make any scheduled interest and principal payments due subsequent to September 30, 1999 which resulted in an event of default under their respective loan agreements. The inability of the Company and Mariner Health to service or restructure their respective debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 Filings, the automatic stay protection afforded by the Chapter 11 Filings generally prevents any action from being taken by creditors with regard to any defaults under the prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 Filings.

     REORGANIZATION

       As noted previously, on January 18, 2000, the Company, Mariner Health and substantially all of their respective subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. Neither the Company nor Mariner Health has filed a plan of reorganization. As discussed below, certain creditors of Mariner Health have filed a plan of reorganization for Mariner Health. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the "Chapter 11 Proceedings").

       While the Chapter 11 Filings constituted a default under the Company's, Mariner Health's and their respective subsidiaries' various financing arrangements, section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company is actively engaged in the process of reviewing its executory contracts and unexpired leases and, while some contracts and leases have been assumed or rejected, final decisions with respect to assuming or rejecting most contracts and leases, and the approval of the Bankruptcy Court of the proposed action, are still pending.

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

       On January 19, 2000, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities at June 30, 2001 and September 30, 2000 are classified in the condensed consolidated balance sheets as liabilities subject to compromise. The Company has been and intends to continue to pay bona fide postpetition claims of all vendors and providers in the ordinary course of business.

       The Company and Mariner Health intend to develop a plan or separate plans of reorganization through negotiations with their respective key creditor constituencies including their respective senior bank lenders and official unsecured creditors committees (as used herein, a plan for the Company developed by the Company is the "Company Plan of Reorganization," a plan for Mariner Health developed by Mariner Health is the "Mariner Plan of Reorganization," and collectively, any such plans are the "Plans of Reorganization"). As noted previously, on June 12, 2001, the agents for the MHG Principal Secured Lenders filed with the Bankruptcy Court a plan of reorganization for Mariner Health. The MHG Bank Groups' Plan provides for, among other things, (i) elimination of the Company's equity interest in the Mariner Health Debtors whereby the Company would receive no consideration on account of its claims against and equity interest in the Mariner Health Debtors; (ii) termination of the Company's management of the facilities owned by the Mariner Health Debtors, thus eliminating a significant source of revenue for the Company; and (iii) restructuring and/or discharging of the Mariner Health Debtors' obligation to their creditors. A substantial portion of prepetition liabilities are subject to settlement under the MHG Bank Groups' Plan and any plans of reorganization submitted respectively by the Company and Mariner Health. The adequacy of the disclosure statement filed by the MHG Principal Secured Lenders in connection with the MHG Bank Groups' Plan was approved by the Bankruptcy Court at a hearing held on August 7, 2001. Impaired classes of creditors and equity holders that are entitled to vote must still approve or reject the MHG Bank Groups' Plan once votes for the MHG Bank Groups' Plan are solicited (which solicitation will not be made prior to August 23, 2001, and may be delayed further, at the discretion of the MHG Principal Secured Lenders). The Company cannot predict whether the Bankruptcy Court will confirm the MHG Bank Groups' Plan and, if such plan is confirmed, when and whether such plan would become effective. As of August 10, 2001, neither the Company nor the Mariner Health Debtors had taken any position as to whether to support or oppose confirmation of the MHG Bank Groups' Plan. Any Plans of Reorganization that may be submitted must be: (i) voted upon by impaired classes of creditors and equity holders of the Company and Mariner Health, respectively, that are entitled to vote; and (ii) confirmed by the Bankruptcy Court. No assurance can be given regarding the timing of such Plans of Reorganization, the likelihood that such plans will be developed, or the terms on which such plans may be conditioned. In addition, there can be no assurances that the Plans of Reorganization will be approved by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or that either or both Plans of Reorganization will be consummated. If the Company Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends (see Note 5), any party in interest may subsequently file its own plan of reorganization for the Company. Furthermore, a different plan of reorganization with respect to Mariner Health may be filed by another party in interest. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     LIABILITIES SUBJECT TO COMPROMISE

       "Liabilities subject to compromise" refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Filings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the MHG Bank Groups' Plan or the Plans of Reorganization, and other events. Payment terms for these amounts will be established in connection with the MHG Bank Groups' Plan or Plans of Reorganization. A summary of the principal categories of claims classified as liabilities subject to compromise at June 30, 2001 and September 30, 2000 are as follows (in thousands):

                                                                 JUNE 30,        SEPTEMBER 30,
                                                                   2001              2000
                                                              --------------     -------------
                                                                (unaudited)
     Long-term debt                                           $    2,128,561     $   2,149,420

     Accounts payable                                                 94,999            82,318

     Accrued interest                                                 85,076            85,564

     Other accrued liabilities                                        92,609            86,885

     Deferred loan costs                                             (32,974)          (32,974)
                                                              --------------     -------------
                                                              $    2,368,271     $   2,371,213
                                                              ==============     =============


       Approximately $2.4 billion of liabilities subject to compromise would have been classified as current liabilities at June 30, 2001 if the Chapter 11 Filings had not been filed.

       In accordance with SOP 90-7, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000. Contractual interest for the three months and nine months ended June 30, 2001 was $51.4 million and $163.5 million, respectively, which is $50.6 million and $159.4 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2001. Contractual interest for the three and nine months ended June 30, 2000 was $62.1 million and $179.2 million, respectively, which is $61.2 million and $111.1 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2000, respectively. Interest expense for the three and nine months ended June 30, 2001 represents interest paid on certain capital leases and other miscellaneous indebtedness.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     REORGANIZATION ITEMS

       Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2001 and 2000 consist of the following (in thousands):

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                    -------------------------------   ----------------------------
                                                         2001            2000              2001            2000
                                                    --------------- ---------------   ------------- --------------

Professional fees                                   $       13,882  $        4,223    $     30,881  $       15,517
Other reorganization costs                                   4,304             234           9,561           1,659
Gain on settlement of prepetition accounts payable              (1)           (428)            (40)           (617)
Net loss (gain) on divestitures                              4,251         (10,988)         (5,775)        (10,988)
Interest earned on accumulated cash resulting from
   Chapter 11 Filings                                       (1,214)         (1,094)         (4,716)         (1,187)

                                                    --------------  --------------  --------------  --------------
                                                    $       21,222  $       (8,053) $       29,911  $        4,384
                                                    ==============  ==============  ==============  ==============

NOTE 4 - DIVESTITURES

       During the nine months ended June 30, 2001 and 2000, the Company completed the sale of certain inpatient nursing home facilities and other assets which resulted in a net gain on divestitures of approximately $5.8 million and $11.0 million, respectively, which is included in the accompanying unaudited condensed consolidated statements of operations as reorganization items. These divested inpatient nursing home facilities reported net revenues of approximately $44.5 million and $162.6 million for the nine months ended June 30, 2001 and 2000, respectively. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

       On July 8, 2001, affiliates of the Company completed the restructuring of their lease portfolio with Nationwide Health Properties, Inc. and its affiliates (collectively, "NHP"). Previously, affiliates of the Company had terminated their leases and transitioned operations of three facilities in Indiana to designees of NHP pursuant to an agreement between the parties which was approved by the Bankruptcy Court in June. Effective as of July 31, 2001, affiliates of the Company conveyed their interests as tenant/sublessor in a facility located in Gilroy, California to NHP and rejected their leases regarding eleven facilities located in Texas, but agreed, in connection with the rejection, to continue to operate these facilities for a limited period of time in return for a rental abatement and the payment of a management fee to the Company to enable operations of the facilities to be transitioned to NHP's designee in an orderly fashion. If no such designee is able to assume operation of the Texas facilities on a timely basis, then the Company will enter into further negotiations regarding these facilities. Concurrently, affiliates of the Company assumed their lease obligations and the Company reaffirmed its guaranties regarding four facilities in California and two facilities in Illinois, and, as a part thereof, obtained a $0.3 million rental concession with respect to one facility in Illinois and favorable covenant amendments under the assumed leases. Damages under the rejected leases in Texas were limited to existing security deposits totaling approximately $0.8 million. The parties further agreed to a mutual release of all liabilities not otherwise addressed in the relevant settlement agreement.

       During the three months ended June 30, 2000, the Company, through its GranCare subsidiaries leased twenty-two facilities from Senior Housing Properties Trust ("SHPT") and its wholly-owned subsidiary SPTMNR Properties Trust ("SPTMNR"), both of which succeeded to the interests of Health and Retirement Properties Trust ("HRPT") to various agreements (collectively, the "SNH Entities"). On June 30, 2000, the Company, SPTMNR and SHPT executed a settlement agreement, which was approved by the Bankruptcy Court on May 10, 2000, whereby: (a) the Company obtained fee simple ownership of five facilities of the SNH health care portfolio which the

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Company had previously leased in the past; (b) seventeen facilities leased by the Company and related personal property were assigned to affiliates of the SNH Entities; (c) a cash collateral deposit of $15 million and shares of HRPT and SPTMNR stock, with a market value of $7.2 million, were conveyed to the SNH Entities; and (d) the Company agreed to manage the seventeen facilities transferred to the SNH Entities during a transition period of approximately six months. Upon termination of the management agreement, the Company has had no further relationship with or obligations to the SNH Entities. As a result of the settlement, the Company realized a net gain of approximately $11.1 million which is included as part of the Company's net loss (gain) on divestitures in the accompanying condensed consolidated statements of operations as reorganization items.

NOTE 5 - DEBT

       Long-term debt at June 30, 2001 and September 30, 2000 is summarized in the following table (in thousands):

                                                                     JUNE 30,     SEPTEMBER 30,
                                                                       2001           2000
                                                                 --------------  ----------------
                                                                   (unaudited)
Senior credit facilities:
   Senior Credit Facility                                        $      893,119  $      905,981
   Mariner Health Senior Credit Facility                                233,835         233,835
   Mariner Health Term Loan Facility                                    192,439         192,439
Subordinated debt:
   Senior Subordinated Notes                                            274,121         274,121
   Senior Subordinated Discount Notes                                   220,071         220,071
   Mariner Health Senior Subordinated Notes                             103,136         103,136
Other, including capital lease obligations                              211,840         219,837
                                                                 --------------  --------------
                                                                      2,128,561       2,149,420
Less amounts subject to compromise                                   (2,128,561)     (2,149,420)
                                                                 --------------  --------------
    Total long-term debt                                         $           --  $           --
                                                                 ==============  ==============

     PREPETITION DEBT

       Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on substantially all of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings generally prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified in the accompanying unaudited condensed consolidated financial statements as liabilities subject to compromise at June 30, 2001 and September 30, 2000.

       The obligations of the Company under its senior credit facility are guaranteed by substantially all of the Company's subsidiaries other than the Omega Debtors (as defined herein), Mariner Health, and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health's obligations under its senior credit facility, which includes a revolving credit facility and term loan facility, are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Mariner Health and the Mariner Health Subsidiaries are treated as unrestricted subsidiaries under the Company's debt facilities. Unlike other subsidiaries of the Company (the "Non-Mariner Health Subsidiaries"), Mariner Health and the Mariner Health Subsidiaries neither guarantee the Company's obligations under the Company's debt facilities nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Health Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and the Mariner Health Subsidiaries

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


are not subject to the covenants contained in the Company's debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Health Subsidiaries.

       No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facility, as adequate protection payments pursuant to the Final Company DIP Order (as defined herein), primarily resulting from the application of net cash proceeds received from the sales of certain facilities and other assets, and notional amounts related to certain other indebtedness, including capital equipment leases. In addition, during July 2001, Mariner Health made a $15.0 million repayment against the Mariner Health senior credit facilities as an adequate protection payment pursuant to the amendment to the Mariner Health DIP Credit Agreement, which, among other things, extended the maturity date of the Mariner Health DIP Financing to December 31, 2001 (see "Debtor in Possession Financing for Mariner Health" below).

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

       The obligations of the Company under the Company DIP Credit Agreement are jointly and severally guaranteed by each of the other Company Debtors, except for certain Company Debtors owning or operating facilities (the "Omega Facilities") that are mortgaged to Omega Healthcare Investors, Inc. (the "Omega Debtors") whose guarantee is limited to the negative cash flows of the Omega Debtors pursuant to the Company DIP Credit Agreement. Under the terms of the Final Company DIP Order, the obligations of the Company Debtors under the Company DIP Credit Agreement (the "Company DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the Company Debtors). The Company DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the Company Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Company DIP Order, the Final Company Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

       The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company Debtors to use cash collateral to fund operations. At June 30, 2001, there were no outstanding borrowings under the Company DIP Credit Agreement. At June 30, 2001, there were letters of credit outstanding under the Company DIP Financing of approximately $6.0 million.

       The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the Company Debtors, Chase and the requisite Company DIP Lenders amended the Company DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the Company DIP Financing from January 19, 2001 to August 31, 2001 and to provide for the modification of certain financial and other covenants (which have subsequently been modified by an amendment dated as of June 26, 2001 that further extended the maturity date of the Company DIP Financing to December 31, 2001). Effective as of January 19, 2001, the Company also exercised its right under the Company DIP Credit Agreement to reduce the $100.0 million Company DIP Financing commitment to $50.0 million.

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

       The Mariner Health DIP Credit Agreement initially established a $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


commitment. Under the Mariner Health DIP Credit Agreement's current terms, advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health chapter 11 cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Originally, up to $5.0 million of the Mariner Health DIP Financing could be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors; however, the letter of credit sublimit was increased to $10.0 million pursuant to the Tenth Amendment to the Mariner Health DIP Credit Agreement dated as of March 20, 2001 (the "Tenth Mariner Health DIP Amendment").

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

       The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the Commitment Termination Date, defined as the first to occur of (i) January 19, 2001, unless extended (such date having since been extended to December 31, 2001 as discussed below); (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization; (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred.

       Under the current terms of the Mariner Health DIP Credit Agreement, the Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget, plus (as a result of the Tenth Mariner Health DIP Amendment), the undrawn availability under the $7.9 million letter of credit issued by PNC pursuant to the Mariner Health DIP Credit Agreement to secure Mariner Health's obligations in respect of its replacement surety program (the "Replacement MHG Surety LOC").

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

       The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Mariner Health Debtors, as well as certain financial covenants relating to minimum profitability, minimum patient census, minimum eligible accounts receivable, maximum variations from Mariner Health's year 2000 DIP budget and maximum capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Mariner Health Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the Mariner Health Debtors to successfully reorganize in chapter 11 and to operate as a going concern. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. At June 30, 2001, there were no outstanding borrowings or letters of credit issued under the Mariner Health DIP Credit Agreement. During July 2001, PNC issued the Replacement MHG Surety LOC in the amount of $7.9 million.

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

       By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date for the Mariner Health DIP Credit Agreement from January 19, 2001 to July 19, 2001, and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component of that credit facility was eliminated). Such amendment also, among other things, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Credit Agreement in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of the Replacement MHG Surety LOC to facilitate implementation of a replacement surety bond program by Mariner Health, which was issued during July 2001. Because the Replacement MHG Surety LOC expires well after the

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Commitment Termination Date for the Mariner Health DIP Facility, the reimbursement obligations of Mariner Health in connection with the Replacement MHG Surety LOC are secured by cash collateral equal to 105% of the stated amount of such letter of credit, all as required by the Tenth Mariner Health DIP Amendment.

       On or about May 14, 2001, Mariner Health and representatives of the Mariner Health DIP Lenders and the Mariner Health Principal Secured Lenders entered into a stipulation (the "May 14 Stipulation") (i) extending from May 21, 2001 to July 20, 2001, the Mariner Health Debtors' exclusive right to file a plan of reorganization, and (ii) if they file a plan within that time, extending the Mariner Health Debtor's exclusive right to solicit acceptances of such plan to September 20, 2001; however, such exclusivity rights are modified in that stipulation to permit the Mariner Health Principal Secured Lenders to file their own plan or plans of reorganization for the Mariner Health Debtors and to solicit acceptances thereto, or (at the sole option of the Mariner Health Principal Secured Lenders) to file a joint plan of reorganization with the Mariner Health Debtors and solicit acceptances thereto. The May 14 Stipulation was subsequently approved by the Bankruptcy Court. The May 14 Stipulation constituted a waiver by the Mariner Health DIP Lenders of the covenant in the Mariner Health DIP Credit Agreement that the Mariner Health Debtors file a plan of reorganization by a certain time and an agreement that the modification of the Mariner Health Debtors' exclusivity rights pursuant to that stipulation would not constitute an event of default under the Mariner Health DIP Credit Agreement.

NOTE 6 - COMPREHENSIVE INCOME

       Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity (deficit) not included in net income
(loss). The components of comprehensive income (loss), net of income taxes, consist of the following (in thousands):

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                   ------------------------------- -------------------------------
                                                        2001            2000            2001             2000
                                                   --------------  --------------  ---------------  --------------
Net income (loss)                                  $       (4,919) $        8,603   $       18,167  $      (63,667)

Net unrealized gains on available-for-sale
   securities                                               1,036           4,688            1,249           4,508

                                                   --------------  --------------  ---------------  ---------------
Comprehensive income (loss)                        $       (3,883) $       13,291   $       19,416  $      (59,159)
                                                   ==============  ==============  ===============  ===============

       Accumulated other comprehensive loss, net of income taxes, is comprised of net unrealized losses on available-for-sale securities of $0.2 million and $1.5 million at June 30, 2001 and September 30, 2000, respectively.

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


NOTE 7 - EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Financial Accounting Standards No. 128, "Earnings per Share":


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   ------------------------------- ---------------------------------
                                                        2001            2000            2001             2000
                                                   --------------- --------------- ---------------------------------
Numerator for basic and diluted income (loss)
  per share:
    Net income (loss)                              $       (4,919) $        8,603   $       18,167  $      (63,667)
                                                   ==============  ==============  ===============  ==============

Denominator:
    Denominator for basic income (loss) per share          73,688          73,688           73,688          73,688
    - weighted average shares


    Effect of dilutive securities - stock options              --              --               --              --

                                                   --------------   --------------  --------------- --------------
    Denominator for diluted income (loss) per
      share - adjusted weighted average shares and
       assumed conversions                                 73,688          73,688           73,688          73,688
                                                   ==============  ==============  ===============  ==============

Basic and diluted income (loss) per share:
    Net income (loss) per share                    $       (0.07)  $        0.12    $         0.25  $        (0.86)
                                                   =============   =============   ===============  ==============

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     LITIGATION

       As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California and Florida, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive or other damages awarded in litigation arising in states for which insurance coverage is not available for such damages. The Company also believes that there has been, and will continue to be, an

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company's current financial difficulties, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

       From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition and change in the Company's general liability and professional liability insurance policies, settling a large number of cases within the Company's $1 million self-insured retention limit could have a material adverse effect on the Company.

       On August 26, 1996, a class action complaint was asserted against GranCare, Inc. ("GranCare"), a wholly-owned subsidiary of the Company, in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court, which was denied, and an appeal with the Colorado Court of Appeal. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. However, the Company did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. The Company filed a Request for Rehearing on February 2, 2001 and on March 22, 2001, the Court denied this Request as well as the Request for Rehearing by Plaintiffs. On April 18, 2001 the Court of Appeals was notified of the applicability of the Bankruptcy Stay and the Company's reservation of its rights to take a Writ to the Colorado Supreme Court when the Stay is lifted. The Company currently believes it is unlikely for this matter to ultimately survive as a class action and given this and the current posture of the case, this matter is not in a position to be evaluated in regard to a favorable outcome or in regard to the range of potential loss. The Company will continue in its opposition to the class action and further intends to vigorously contest all remaining allegations.

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

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Proceedings commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the NCH Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which the Health Care Financing Administration ("HCFA") (which subsequently was renamed the Centers for Medicare and Medicaid Services, or "CMS") disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is $8,163,930. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses. On November 9, 2000, the Company and the defendant subsidiaries filed a motion to dismiss ("Motion to Dismiss") the NCH Complaint, arguing that the constructive trust/equitable lien claims are barred by res judicata based upon prior financing orders of the Bankruptcy Court, and that the claims seeking administrative priority fail to state claims upon which such relief may be granted. On December 12, 2000, the Bankruptcy Court heard oral argument with respect to the Motion to Dismiss, took the matter under submission, and requested further briefing. In early November, NCH filed a motion ("Motion to Enjoin Settlement") which seeks to enjoin the Company and the defendant subsidiaries from settling claims against HCFA relating to the NCH HCFA Disallowances and to require that any funds recovered with respect to such claims be segregated. The Company and the defendant subsidiaries have filed an opposition. In addition the Company has filed a motion for summary judgment
(the "Motion for Summary Judgment") on those counts of the complaint which are directed against the Company and its subsidiaries. A hearing on the Motion to Enjoin Settlement and on the Motion for Summary Judgment has been deferred until the Bankruptcy Court rules on the Motion to Dismiss. The parties are currently waiting for the Bankruptcy Court to rule on the Motion to Dismiss. The Company and the defendant subsidiaries intend to contest the case vigorously.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




NOTE 10 - SEGMENT INFORMATION

         The following tables exhibit the segment reporting of the Company for the three and nine months ended June 30, 2001 and 2000 (in thousands):



                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    JUNE 30,                               JUNE 30,
                                         -----------------------------         -------------------------------
                                            2001              2000                2001                2000
                                         ---------         -----------         -----------         -----------
Revenues from external customers:
    Nursing home services                $ 441,394         $   448,698         $ 1,325,351         $ 1,344,326
    Pharmacy services                       54,311              56,319             161,217             184,716
    Other                                   28,827              27,517              82,889              82,212
                                         ---------         -----------         -----------         -----------
                                         $ 524,532         $   532,534         $ 1,569,457         $ 1,611,254
                                         =========         ===========         ===========         ===========


Intersegment revenues:
    Pharmacy services                    $  12,964         $    13,415         $    37,890         $    39,676
    Other                                       72                  71                 214                 214
                                         ---------         -----------         -----------         -----------
                                         $  13,036         $    13,486         $    38,104         $    39,890
                                         =========         ===========         ===========         ===========


Net income (loss):
    Nursing home services                $  21,265         $    58,332         $   104,566         $   143,050
    Pharmacy services                          212                 909                (375)             (1,957)
    Other                                     (507)            (10,933)              3,261             (13,289)
                                         ---------         -----------         -----------         -----------
                                         $  20,970         $    48,308         $   107,452         $   127,804
                                         =========         ===========         ===========         ===========


                                                                                                     JUNE 30,
                                                                                                       2001
                                                                                                   ------------
Assets:
    Nursing home services                                                                          $   969,851
    Pharmacy services                                                                                   95,563
    Other                                                                                               82,103
                                                                                                   -----------
                                                                                                   $ 1,147,517
                                                                                                   ===========

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       The following tables reconcile the Company's segment reporting to the totals on the Company's unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2001 and 2000 (in thousands):

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                         ---------------------------         -------------------------------
                                                            2001             2000               2001               2000
                                                         ---------------------------         -------------------------------
Revenues:
    External revenues for reportable segments            $ 524,532         $ 532,534         $ 1,569,457         $ 1,611,254
    Intersegment revenues for reportable segments           13,036            13,486              38,104              39,890
    Elimination of intersegment revenue                    (13,036)          (13,486)            (38,104)            (39,890)
                                                         ---------------------------         -------------------------------

Consolidated revenues                                    $ 524,532         $ 532,534         $ 1,569,457         $ 1,611,254
                                                         ===========================         ===============================

Net income (loss):
    Net income for reportable segments                   $  20,970         $  48,308         $   107,452         $   127,804
    Corporate overhead                                     (25,889)          (39,705)            (89,285)           (191,471)
                                                         ---------------------------         -------------------------------
Consolidated net income (loss)                           $  (4,919)        $   8,603         $    18,167         $   (63,667)
                                                         ===========================         ===============================

                                                                                                                   JUNE 30,
                                                                                                                     2001
                                                                                                                 -----------
Assets:
    Assets for reportable segments                                                                               $ 1,147,517
    Corporate overhead                                                                                             1,429,026
    Elimination of intersegment assets                                                                            (1,290,638)

                                                                                                                 -----------
                                                                                                                 $ 1,285,905
                                                                                                                 ===========


NOTE 11 - SUBSEQUENT EVENTS

         At a hearing held on August 7, 2001, the Bankruptcy Court approved an amendment, dated as of June 26, 2001, to the Company DIP Credit Agreement, which extended the scheduled termination date of the Company DIP Credit Facility from August 31, 2001, to December 31, 2001, and modified certain financial covenants in the Company DIP Credit Agreement.

         By amendment to the Mariner Health DIP Credit Agreement dated as of July 19, 2001, and approved by the Bankruptcy Court at its August 7, 2001 hearing in the Mariner Health Chapter 11 Cases, the stated termination date of the Mariner Health DIP Credit Agreement was extended to December 31, 2001, in exchange for, among other things, the payment of $15.0 million to the Mariner Health Principal Secured Lenders as an adequate protection payment.

         The Company, GranCare, and the Omega Debtors entered into a Settlement Agreement with Omega dated as of August 1, 2001 (the "Omega Settlement Agreement"), proposing to restructure the $58.8 million prepetition mortgage loan (the "Omega Loan") between Omega and Professional Health Care Management, Inc., a wholly owned subsidiary of GranCare ("PHCMI"), and resolve related disputes, by modifying the Omega Loan and entering into certain related transactions (collectively, the "Omega Loan Modification").

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR IN POSSESSION AS OF JANUARY 18, 2000)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         Under the terms of the Omega Settlement Agreement, Omega has agreed with the Company, GranCare and the Omega Debtors to modify the Omega Loan (anticipated at closing to be in the amount of approximately $59.7 million, the "Amended Omega Loan") by (i) extending the maturity thereof from 2007 to 2010, with a one-time, 11-year extension option; (ii) providing for a catch-up payment or payments of post-December 31, 2000 interest on the Omega Loan at the compromise rate of $525,000 per month, plus an additional $300,000 (representing interest at the rate of 11.25% per annum on the $8.0 million of principal on the Omega Loan excluded from the parties' calculation of the $525,000 per month compromise interest amount); (iii) providing for interest-only payments after closing of the Omega Loan Modification at a substantially reduced interest rate (11.57% per annum, compared to the current contractual rate of over 16%); (iv) granting PHCMI a one-time option to prepay the Amended Omega Loan in full between February 1, 2005 and July 31, 2005, at a prepayment price of 103% of par, plus accrued and unpaid interest; (v) releasing the Company, GranCare and the Omega Debtors from liability arising prior to the closing of the Omega Loan Modification (including the GranCare "keepwell" agreement contained in the prepetition Omega loan agreement), other than liability arising in connection with the Omega Settlement Agreement and the loan documents evidencing, guaranteeing and securing the Amended Omega Loan (the "Amended Omega Loan Documents"); (vi) providing for payment to Omega of an annual amendment fee equal to 25% of free cash flow from the Omega Facilities, and until the occurrence of certain events, a monthly amendment fee equal to 50% of the "return on equity" component of Medicaid reimbursement received from the State of North Carolina with respect to the North Carolina Omega Facilities; and (vii) providing for the management of the facilities subject to the Omega Loan by the Company for a monthly base management fee of 5% of Omega Facility revenues, plus an annual incentive management fee equal to 75% of free cash flow from such facilities (reducing to 70% under certain circumstances).

       PHCMI will remain the borrower under the Amended Omega Loan, as it is under the Omega Loan. The Amended Omega Loan will be guaranteed by PHCMI's subsidiaries which are the licensed operators of the Omega Facilities (the "Michigan Subsidiary Guarantors"), and also by another Company subsidiary, Living Centers - PHCM, Inc. ("LC-PHCM", and together with the Michigan Subsidiary Guarantors, the "Omega Guarantors"), as the owner of the Omega Facilities located in North Carolina (such guaranties being referred to herein as the "Amended Omega Guaranties"). The Amended Omega Loan and the Amended Omega Guaranties will be secured by (i) amended mortgages or deeds of trust on the Omega Facilities, (ii) amended, blanket security interests in the personal property assets of PHCMI and the Omega Guarantors, and (iii) pledges of the issued and outstanding capital stock of PHCMI and each of the Michigan Subsidiary Guarantors.

       In addition, PHCMI has agreed in the Omega Settlement Agreement to assign its residual 50% undivided interest in the $9.0 million purchase money note (the "Ciena Note") received from the affiliate of Ciena Healthcare Management, Inc. which acquired four former Michigan Omega Facilities from PHCMI on or about February 1, 2001 (the "Ciena Facilities"). (The other 50% interest was previously assigned by PHCMI to Omega at the closing of the sale of the Ciena Facilities, in return for a $4.5 million credit against the Omega Loan obligations.) The consideration for the assignment of PHCMI's remaining interest in the Ciena Note would be approximately $3.5 million, plus 50% of aggregate principal payments received under the Ciena Note in excess of $8 million and 50% of interest payments received under the Ciena Note in excess of $960,000 annually.

       The Omega Loan Modification is subject to the approval of the Bankruptcy Court and of the Company's DIP Lenders. A motion seeking Bankruptcy Court approval was filed on August 2, 2001, with a hearing on the matter set for August 22, 2001. The Company can give no assurances that the required approvals will be obtained.

      The Company has reserved the option to cause the issued and outstanding capital stock of LC-PHCM to be transferred, in one or more successive transfers, to PHCMI, which would make LC-PHCM a wholly-owned subsidiary of PHCMI, and to sell 51% of the issued and outstanding capital stock of PHCMI to a third-party unrelated to either Omega or the Company (the "Majority PHCMI Equity Sale"). The terms of the Majority PHCMI Equity Sale are currently being negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

         The Company through its subsidiaries is one of the nation's largest providers of post-acute health care services, primarily through the operation of skilled nursing facilities. At June 30, 2001, the Company's significant operations consisted of (i) approximately 340 inpatient and assisted living facilities containing approximately 40,000 beds; (ii) approximately 32 institutional pharmacies servicing more than 1,000 long-term care centers; and
(iii) 13 long-term acute care hospitals with approximately 620 licensed beds. The Company operates in 25 states with significant concentrations of facilities and beds in five states and several metropolitan markets.

         On January 18, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries (the "Company Debtors"), including Mariner Health Group, Inc. ("Mariner Health") and its subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "Mariner Health Debtors"), filed voluntary petitions (collectively, the "Chapter 11 Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court while a plan or plans of reorganization are formulated. Neither the Company nor Mariner Health has filed a plan of reorganization. On June 12, 2001, the agents for the Mariner Health Debtors' senior secured lenders under Mariner Health's prepetition senior credit facility (the "MHG Principal Secured Lenders") filed with the Bankruptcy Court a plan of reorganization for Mariner Health which has since been amended (including amendments thereto, "the MHG Bank Groups' Plan") and a proposed disclosure statement for the MHG Bank Groups' Plan; the adequacy of the disclosure statement was subsequently approved by the Bankruptcy Court at a hearing held on August 7, 2001, subject to various amendments in response to objections thereto. The MHG Bank Groups' Plan provides for, among other things,
(i) elimination of the Company's equity interest in the Mariner Health Debtors whereby the Company would receive no consideration on account of its claims against and equity interest in the Mariner Health Debtors; (ii) termination of the Company's management of the facilities owned by the Mariner Health Debtors, thus eliminating a significant source of revenue for the Company; and (iii) restructuring and/or discharging of the Mariner Health Debtors' obligation to their creditors. Impaired classes of creditors and equity holders that are entitled to vote must still approve or reject the MHG Bank Groups' Plan once votes for the MHG Bank Groups' Plan are solicited (which solicitation will not be made prior to August 23, 2001, and may be delayed further, at the discretion of the MHG Principal Secured Lenders). The Company cannot predict whether the Bankruptcy Court will confirm the MHG Bank Groups' Plan and, if such plan is confirmed, when and whether such plan would become effective. As of August 10, 2001, neither the Company nor the Mariner Health Debtors had taken any position as to whether to support or oppose confirmation of the MHG Bank Groups' Plan. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court (the "Chapter 11 Proceedings").

         The Chapter 11 Proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability of the Company to comply with the terms of its various commitments of debtor-in-possession financing, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. Any plan or plans of reorganization and other actions during the Chapter 11 Proceedings could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements (see Note 3 of the unaudited condensed consolidated financial statements).

     RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the business segment data in Note 10 of the unaudited condensed consolidated financial statements.

       Net revenues for inpatient nursing home services accounted for $441.4 million and $1,325.4 million of the Company's $524.5 million and $1,569.5 million total revenues for the three and nine months ended June 30, 2001, respectively. Nursing home services revenues are derived from the provision of routine and ancillary services and are a function of occupancy rates in the Company's nursing facilities and payor mix.

       Weighted average occupancy, as identified in the following table, increased by 1.5% and 1.6%, respectively, over the comparable three and nine month periods from fiscal year 2000 to fiscal year 2001.


                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                              ---------------------     ----------------------
                                               2001         2000           2001       2000
                                              ---------------------     ----------------------
  Weighted average licensed bed count          39,448       45,592        40,914      46,247
  Total average residents                      34,627       39,355        35,739      39,696
  Weighted average occupancy                     87.8%        86.3%         87.4%       85.8%

         Payor mix is the source of payment for the services provided and consists of Medicare, Medicaid and private pay. Private pay includes revenue from individuals who pay directly for services (without government assistance through the Medicare and Medicaid programs) and from managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments, and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

         Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Changes in reimbursement rates, including the implementation of the Prospective Payment System ("PPS") for Medicare Part A patients beginning July 1, 1998 and the fee screen schedules and therapy caps for Medicare Part B patients beginning January 1, 1999 (although the therapy caps temporarily have been suspended), have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the previous cost based payment methodology. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect the Company's revenues and profitability. The federal Medicare program restricts inpatient coverage to patients who require skilled care. State-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources.

         In addition, the administrative procedures associated with the Medicare cost reimbursement program, with respect to facilities and periods not subject to PPS, generally preclude final determination of amounts due the Company until annual cost reports are audited or otherwise reviewed and settled with the applicable fiscal intermediaries and administrative agencies. Certain Medicare fiscal intermediaries have made audit adjustments to settle cost reports for some of the Company's facilities that reduce the amount of reimbursement that was previously received by the facilities. The Company believes that it has properly recorded revenue under cost reimbursement programs based on the facts and current regulations. If the Company were to receive adverse adjustments that it had not contemplated in recording its revenue in the past, the differences could be significant to the Company's results of operations in the period of final determination. See "--Liquidity and Capital Resources." Under PPS, the Company is still required to file cost reports; however, the audit and settlement process of Medicare cost reports is not expected to have a material impact on total Medicare revenue. See "--Liquidity and Capital Resources." As part of the bankruptcy process the Company, Mariner Health and their respective subsidiaries are engaged in discussions with the Health Care Financing Administration ("HCFA") (which subsequently was renamed the Centers for Medicare and Medicaid Services, or "CMS") to potentially settle some or all matters related to historical cost-based reimbursement (the "HCFA Global Settlement"). It is not possible to estimate at this time whether this process will result in material differences of amounts previously recorded or the effects on future cash flows.

         The table below presents the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated:


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                             -------------------------    ------------------------
                                                  2001         2000          2001        2000
                                             -------------------------    ------------------------
  Medicaid                                         47.4%        49.9%         48.6%       49.8%
  Medicare                                         29.3%        25.0%         27.6%       24.6%
  Private and other                                23.3%        25.1%         23.8%       25.6%

     THIRD QUARTER FISCAL 2001 COMPARED TO THIRD QUARTER FISCAL 2000

         Net revenues totaled $524.5 million for the three months ended June 30, 2001, a decrease of approximately $8.0 million or 1.5% from the comparable period in fiscal year 2000. The decrease is primarily attributable to a decrease of approximately $7.3 million or 1.6% in net revenues for inpatient nursing home services. The impact of the divestiture of inpatient nursing home facilities resulted in a decrease in net revenues of approximately $45.5 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in net revenues was partially offset by an increase of approximately $38.2 million from the third quarter of fiscal year 2000 to the third quarter of fiscal year 2001 for the current portfolio of inpatient nursing home facilities. The increase resulted primarily from higher average per diem rates during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, mainly due to increases in Medicare rates (6.7%) and Medicaid rates (7.6%) as a result of recent legislative relief to mitigate the reduction in reimbursement under PPS (see "-Healthcare Regulatory Matters"). In addition, although census remained relatively stable for the third quarter of fiscal year 2001 as compared to the third quarter of fiscal year 2000, there was a slight improvement in revenue by payor mix which also resulted in increased revenues for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year.

         Costs and expenses, excluding depreciation and amortization, totaled $493.5 million for the three months ended June 30, 2001, a decrease of $21.4 million or 4.2% from the comparable period of fiscal year 2000. These costs and expenses primarily consist of salaries, wages, and employee benefits, which represent approximately $294.6 million or 59.7% of the total for the three months ended June 30, 2001 as compared to $303.9 million or $59.0% of the total for the three months ended June 30, 2000. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality, and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The decrease in salaries, wages and benefits of approximately $9.4 million for the three months ended June 30, 2001 as compared to the same period in fiscal year 2000 is due to multiple factors including the impact of the divestiture of inpatient nursing home facilities and the Company's continued efforts to reduce overhead costs. This reduction has been partially offset by rising labor costs in certain of its markets and the Company is expecting this trend to continue for the foreseeable future (see "--Liquidity and Capital Resources"). Rent decreased approximately $7.6 million or 33.2% to $15.2 million for the three months ended June 30, 2001 as compared to the same period in fiscal year 2000 mainly due to the impact of the divestiture of inpatient nursing home facilities. Provision for bad debts for the three months ended June 30, 2001 was $7.3 million, a decrease of approximately $7.6 million or 51.1% from the comparable period of the prior fiscal year. The decrease is attributed to an additional provision for bad debts recorded by the Company during the three months ended June 30, 2000 for receivables retained from the sale of the Company's then remaining home health operations in fiscal year 2000. General and administrative expenses, which include the indirect administrative costs associated with operating the Company and its lines of business, decreased approximately $5.0 million or 8.6% to $53.5 million for the three months ended June 30, 2001 as compared to the same period in fiscal year 2000, mainly as a result of the Company's continued efforts to reduce overhead costs.

         Depreciation and amortization costs were $14.1 million for the three months ended June 30, 2001, a decrease of approximately $4.6 million or 24.6%, which is due to the impact of the divestiture of inpatient nursing home facilities and the result of the Company recording an impairment charge of $19.4 million in the fourth quarter of fiscal year 2000.

         Effective January 18, 2000, the Company discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Contractual interest for the three months ended June 30, 2001 and 2000 was $51.4 million and $62.1 million, respectively, which is $50.6 million and $61.2 million in excess of interest expense included in the unaudited condensed consolidated financial statements.

         Reorganization items totaled $21.2 million for the three months ended June 30, 2001 as compared to ($8.1) million for the three months ended June 30, 2000. The increase of approximately $29.3 million is attributable to approximately $11.0 million of net gain on divestitures included in reorganization items for the three months ended June 30, 2000 as compared to a net loss on divestitures of approximately $4.3 million included in reorganization items for the three months ended June 30, 2001. During the three months ended June 30, 2000, the Company realized a net gain of approximately $11.1 million due to a settlement agreement reached with Senior Housing Properties related to certain leased facilities (see Note 4 of the unaudited condensed consolidated financial statements). Professional fees included in reorganization items, which primarily consist of expenses for consulting, legal and auditing services incurred in connection with the reorganization of the Company under Chapter 11, also increased $9.7 million from $4.2 million for the three months ended June 30, 2000 to $13.9 million for the three months ended June 30, 2001. Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company incurred in connection with the Chapter 11 Filings (see Note 3 of the unaudited condensed consolidated financial statements).

     FISCAL 2001 YEAR TO DATE COMPARED TO FISCAL 2000 YEAR TO DATE

         Net revenues totaled $1,569.5 million for the nine months ended June 30, 2001, a decrease of approximately $41.8 million or 2.6% from the comparable period in fiscal year 2000. The decrease is primarily attributable to a decrease of approximately $23.5 million or 12.7% in net revenues for pharmacy services due to a decline in the number of beds served during the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. In addition, the closure of five institutional pharmacies during fiscal year 2000 also contributed to the decrease in pharmacy services revenue. Net revenues for inpatient nursing home services decreased approximately $19.0 million or 1.4% for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. The impact of the divestiture of inpatient nursing home facilities resulted in a decrease in net revenues of approximately $118.1 million for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This decrease in net revenues was partially offset by an increase of approximately $99.1 million from the nine months ended June 30, 2000 to the nine months ended June 30, 2001 for the current portfolio of inpatient nursing home facilities. The increase resulted primarily from higher average per diem rates during the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 mainly due to increases in Medicaid rates (7.4%) and Medicare rates (4.3%) as a result of recent legislative relief to mitigate the reduction in reimbursement under PPS (see "- Healthcare Regulatory Matters"). In addition, although census remained relatively stable for the nine months ended June 30, 2001 as compared to comparable period of the prior year, there was a slight improvement in revenue by payor mix which also resulted in increased revenues for the current year as compared to the prior year.

         Costs and expenses, excluding depreciation and amortization, totaled $1,479.9 million for the nine months ended June 30, 2001, a decrease of $87.7 million or 5.6% from the comparable period of fiscal year 2000. These costs and expenses primarily consist of salaries, wages, and employee benefits, which represent approximately $892.1 million or 60.3% of the total for the nine months ended June 30, 2001 as compared to $916.8 million or 58.5% of the total for the nine months ended June 30, 2000. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality, and level of personnel required to provide care or services. The regulatory requirements have an impact on staffing levels, as well as the mix of staff, and therefore impact salaries, wages and employee benefits. The decrease in salaries, wages and benefits of approximately $24.7 million for the nine months ended June 30, 2001 as compared to the same period in fiscal year 2000 is due to multiple factors including the impact of the divestiture of inpatient nursing home facilities and the Company's continued efforts to reduce overhead costs. This reduction has been partially offset by rising labor costs in certain of its markets and the Company expects this trend to continue for the foreseeable future. See "--Liquidity and Capital Resources"). The cost of ancillary services, which includes pharmaceuticals and therapy decreased approximately $13.3 million or 7.2% for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. Costs for ancillary services are affected by the level of service provided and patient acuity and the decrease is primarily a result of a reduction in pharmacy services volume offset in part by an increase in per unit drug costs and a change in pharmacy product mix. Rent decreased approximately $16.4 million or 23.7% to $52.7 million for the nine months ended June 30, 2001 as compared to the same period in fiscal year 2000 mainly due to the impact of the divestiture of inpatient nursing home facilities. General and administrative expenses, which include the indirect administrative costs associated with operating the Company and its lines of business, decreased approximately $29.2 million or 15.8% for the nine months ended June 30, 2001 as compared to the same period in fiscal year 2000 mainly as a result of the Company's continued efforts to reduce overhead costs.

         Depreciation and amortization costs were $40.0 million for the nine months ended June 30, 2001, a decrease of approximately $4.2 million or 9.6%, which is due to the impact of the divestiture of inpatient nursing home facilities and the result of the Company recording an impairment charge of $19.4 million in the fourth quarter of fiscal year 2000.

         Effective January 18, 2000, the Company discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise in accordance with SOP 90-7. Contractual interest for the nine months ended June 30, 2001 and 2000 was $163.5 million and $179.2 million, respectively, which is $159.4 million and $111.1 million in excess of interest expense included in the unaudited condensed consolidated financial statements.

         Reorganization items totaled $29.9 million for the nine months ended June 30, 2001 as compared to $4.4 million for the nine months ended June 30, 2001. The increase of approximately $25.5 million is attributable to an increase of approximately $15.4 million for professional fees incurred in connection with the reorganization of the Company under Chapter 11. In addition, net gain on divestiture included in reorganization items decreased from $11.0 million for the nine months ended June 30, 2000 to $5.8 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2000, the Company realized a net gain of approximately $10.0 million due to a settlement agreement reached with Senior Housing Properties related to certain leased facilities (see Note 4 of the unaudited condensed consolidated financial statements). Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company incurred in connection with the Chapter 11 Filings (see Note 3 of the unaudited condensed consolidated financial statements).

     SEASONALITY

         The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in a given period and seasonal census cycles.

     LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         Overview. Cash and cash equivalents were $201.6 million at June 30, 2001. The Company and its subsidiaries also have available $75.0 million in DIP financing, as described below, none of which was borrowed as of such date except for approximately $6.0 million of letters of credit issued under the Company DIP Financing. In addition, during July 2001 PNC issued the Replacement MHG Surety LOC (as defined herein) under the Mariner Health DIP Financing in the amount of $7.9 million. Subsequent to June 30, 2001, Mariner Health posted approximately $8.3 million of cash collateral with PNC Bank to collateralize the MHG Replacement Surety LOC, and made a $15.0 million adequate protection payment to the Mariner Health Principal Secured Lenders in connection with the extension of the Mariner Health DIP Credit Facility to December 31, 2001. During the nine months ended June 30, 2001 working capital increased $69.3 million from $309.5 million at September 30, 2000 to $378.8 million at June 30, 2001.

         Cash provided by operating activities was $63.0 million for the nine months ended June 30, 2001 as compared to $60.3 million provided by operating activities for the nine months ended June 30, 2000. Receivables increased $53.0 million in the nine months ended June 30, 2001 principally in the Company's nursing home segment resulting from an increase in average days outstanding due to multiple factors including increased nursing home services revenues in the nine month period ended June 30, 2001 as compared to the nine month period ended September 30, 2000 and seasonal cycles, including timing of third party payments. Long-term insurance reserves increased approximately $35.2 million resulting from the provision for the current period and reduction in claims settled due to the automatic stay protection afforded by the Chapter 11 Filings.

         Cash used in investing activities was $12.4 million for the nine months ended June 30, 2001 as compared to $8.1 million provided by investing activities for the nine months ended June 30, 2000. Cash used in investing activities primarily consisted of the use of $22.9 million related to capital expenditures for the nine months ended June 30, 2001. Cash used in investing activities also included $7.7 million of proceeds from the sale of property, equipment and other assets (see Note 4 of the unaudited condensed consolidated financial statements).

         Cash used in financing activities was $19.6 million in the nine months ended June 30, 2001 as compared to cash used in financing activities of $3.3 million for the nine months ended June 30, 2000. Cash used in financing activities included principal repayments of prepetition long-term debt of $19.6 million for the nine months ended June 30, 2001.

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

         For cost reporting periods that ended before the start of PPS, the facilities were (and to the extent final cost reports for prior periods are not settled, still are) reimbursed under Medicare on the basis of reasonable and necessary costs as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation. PPS has had a material adverse effect on the Company's financial condition and, although the effects of PPS have been somewhat ameliorated by recent legislation, PPS is in large part responsible for the inability of the Company to operate under its existing capital structure. See "--Healthcare Regulatory Matters."

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

         During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement ("NPRs") imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions costs. The reopenings resulted in reductions in reimbursable costs of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and has appealed the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with HCFA and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. The intermediary has completed audit procedures but has not issued NPR's for most of the remaining cost based Mariner Health cost reports (1997 and 1998). As part of the chapter 11 process, the Company and Mariner Health entered into stipulations with the U.S. Department of Health and Human Services whereby, among other things, HCFA will not recoup certain prepetition overpayments for the pendancy of the Company's and Mariner Health's DIP Financing (as defined below) obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of the DIP obligations, the Company and Mariner Health would seek to enter into an extended repayment plan with HCFA at that time. However, the Company expects that all of the open cost-based cost reporting periods will be included in the HCFA Global Settlement. See "--Results of Operations." However, there can be no assurance that the HCFA Global Settlement will include all open cost-based cost reporting periods.

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

         General liability and professional liability ("GL/PL") insurance costs for the long-term care industry, particularly in Florida and Texas, where the Company maintains significant operations, continue to rise at a dramatic rate. Significant increases in the number of claims and the amount of an average claim continue. Insurance markets have responded to this significant increase by severely restricting the availability of long-term care GL/PL coverage. As a result of the changes described above, fewer companies are engaged in insuring long-term care companies; and those that do offer insurance coverage do so at a very high cost. This is in large part a result of plaintiff lawyer activity in certain markets in which the Company operates. The Company anticipates that this trend will continue, and that its GL/PL costs will continue to increase. These increases have already had an adverse effect on the Company's operations. The Company is attempting to address this issue through supporting tort reform initiatives in certain markets, and has had very limited success in this regard. On May 4, 2001, the Florida legislature passed a bill, which was signed into law and went into effect on May 15, 2001, designed to provide insurance reform for nursing homes and increase quality of care (the "Florida Tort Reform Act"). The Company is unable to ascertain at this time what effect, if any, the Florida Tort Reform Act will have on its GL/PL insurance costs. No assurance can be given that the Company's GL/PL costs will not continue to rise, that GL/PL coverage will be available to the Company in the future, or that the tort reform initiatives will be successful or have the desired outcome.

         As previously noted, the MHG Principal Secured Lenders filed with the Bankruptcy Court the MHG Bank Groups' Plan and a proposed disclosure statement with respect thereto; the adequacy of the proposed disclosure statement was subsequently approved by the Bankruptcy Court at a hearing held on August 7, 2001. The MHG Bank Groups' Plan contemplates the termination of the existing management arrangement pursuant to which the Company manages Mariner Health's assets. In the event that the MHG Bank Groups' Plan is confirmed by the Bankruptcy Court, the revenue to the Company provided by the existing management arrangement would no longer be available and this loss of revenues would have an adverse effect on the Company. Accordingly, if the MHG Bank Groups' Plan is confirmed, the Company will be required to substantially reduce its overhead costs. No assurance can be given as to whether the Company can achieve these reductions in an expeditious fashion.

         Prepetition Debt. Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Proceedings, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at June 30, 2001 and September 30, 2000.

         The obligations of the Company under its senior credit facility are guaranteed by substantially all of the Company's subsidiaries other than the Omega Debtors, Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of the Company and such subsidiaries. Mariner Health's obligations under its senior credit facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Unlike other subsidiaries of the Company (the "Non-Mariner Health Subsidiaries"), Mariner Health and the Mariner Health Subsidiaries neither guarantee the Company's obligations under the Company's debt facilities nor pledge their assets to secure such obligations. Correspondingly, the Company and the Non-Mariner Health Subsidiaries do not guarantee or assume any obligations under the Mariner Health debt facilities. Mariner Health and the Mariner

Health Subsidiaries are not subject to the covenants contained in the Company's debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the Company and the Non-Mariner Health Subsidiaries.

         No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facility, primarily as a result of the application of certain cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases, as adequate protection payments, as more particularly described below (see "--Debtor-in-Possession Financing for the Company"). In addition, during July 2001, Mariner Health made a $15.0 million repayment against the Mariner Health senior credit facilities as an adequate protection payment pursuant to the amendment to the Mariner Health DIP Credit Agreement, which, among other things, extended the maturity date of the Mariner Health DIP Financing to December 31, 2001 (see "--Debtor-in-Possession Financing for Mariner Health").

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

         The Company DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the Company Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the Company DIP Financing and possibly the exercise of remedies by the Company DIP Lenders, either of which events could materially impair the ability of the Company to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the Company to use cash collateral to fund operations. At June 30, 2001, no revolving loans were outstanding under the Company DIP Financing and approximately $6.0 million of letters of credit issued under the Company DIP Credit Agreement were outstanding.

         The outstanding principal of the Company DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the Company Debtors, Chase and the requisite Company DIP Lenders amended the Company DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the Company DIP Financing from January 19, 2001 to August 31, 2001. Effective as of January 19, 2001, the Company exercised its right under the Company DIP Credit Agreement to reduce the $100.0 million Company DIP Financing commitment to $50.0 million. The scheduled termination date of the Company DIP Credit Facility was subsequently extended to December 31, 2001 by amendment to the Company DIP Credit Agreement dated as of June 26, 2001, and approved by the Bankruptcy Court on August 7, 2001.

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

         The Mariner Health DIP Credit Agreement initially established a $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. At the request of Mariner Health, the size of the Mariner Health DIP Financing was reduced to $25.0 million on January 19, 2001. As a result of such reduction, the $10.0 million tranche B revolving loan commitment was eliminated. Under the Mariner Health DIP Credit Agreement's terms, advances under the Mariner Health DIP Financing may be used by the Mariner Health Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 Proceedings) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the Mariner Health Debtors under the Final Mariner Health DIP Order. Originally, up to $5.0 million of the Mariner Health DIP Financing could be utilized for the issuance of letters of credit as needed in the businesses of the Mariner Health Debtors; however, the letter of credit sublimit was increased to $10.0 million pursuant to the Tenth Amendment to the Mariner Health DIP Credit Agreement dated as of March 20, 2001 (the "Tenth Mariner Health DIP Amendment").

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

         The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the Commitment Termination Date, defined as the first to occur of (i) January 19, 2001, unless extended (see discussion below regarding extensions to date); (ii) the effective date of a joint plan of reorganization for the Mariner Health Debtors; (iii) the date of termination of the exclusivity rights of the Mariner Health Debtors to file a plan of reorganization; (iv) the filing by the Mariner Health Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the Mariner Health Debtors is sold or otherwise transferred. Under the Mariner Health DIP Credit Agreement's current terms, the Mariner Health Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget, plus (as a result of the Tenth Mariner Health DIP Amendment), the undrawn availability under the $7.9 million letter of credit issued by PNC pursuant to the Mariner Health DIP
Credit Agreement to secure Mariner Health's obligations in respect of its replacement surety program (the "Replacement MHG Surety LOC").

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

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Credit Agreement from January 19, 2001 to July 19, 2001 (which has subsequently been extended by amendment dated as of July 19, 2001, to December 31, 2001), and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Financing in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of a $7.9 million letter of credit (the "MHG Replacement Surety LOC") to facilitate implementation of a replacement surety bond program by Mariner Health, which was issued in July 2001. Because the MHG Replacement Surety LOC expires well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment required such letter of credit to be 105% cash collateralized.

         On or about May 14, 2001, Mariner Health and representatives of the Mariner Health DIP Lenders and the Mariner Health prepetition senior bank group (the "Mariner Health Principal Secured Lenders") entered into a stipulation (the "May 14 Stipulation") (i) extending from May 21, 2000 to July 20, 2001, the Mariner Health Debtors' exclusive right to file a plan of reorganization, and
(ii) if they file a plan within that time, extending the Mariner Health Debtor's exclusive right to solicit acceptances of such plan to September 20, 2001; however, such exclusivity rights are modified in that stipulation to permit the Mariner Health Principal Secured Lenders to file their own plan or plans of reorganization for the Mariner Health Debtors and to solicit acceptances thereto, or (at the sole option of the Mariner Health Principal Secured Lenders) to file a joint plan of reorganization with the Mariner Health Debtors and solicit acceptances thereto. The May 14 Stipulation was subsequently approved by the Bankruptcy Court. The May 14 Stipulation constituted a waiver by the Mariner Health DIP Lenders of the covenant in the Mariner Health DIP Credit Agreement that the Mariner Health Debtors file a plan of reorganization by a certain time and an agreement that the modification of the Mariner Health Debtors' exclusivity rights pursuant to that stipulation would not constitute an event of default under the Mariner Health DIP Credit Agreement.

         Omega Settlement. After extensive negotiations with Omega, the Company, GranCare and the Omega Debtors entered into a Settlement Agreement with Omega dated as of August 1, 2001 (the "Omega Settlement Agreement"), proposing to restructure the Company's existing $58.8 million prepetition mortgage loan (the "Omega Loan") from Omega to Professional Health Care Management, Inc., a wholly owned subsidiary of GranCare ("PHCMI") and resolve related disputes, by modifying the Omega Loan and entering into certain related transactions (collectively, the "Omega Loan Modification"). The Omega Debtors are the owners or operators of nine skilled nursing facilities in Michigan and three skilled nursing facilities in North Carolina (collectively, the "Omega Facilities").

         Under the terms of the Omega Settlement Agreement, Omega has agreed with the Company, GranCare and the Omega Debtors to modify the Omega Loan (anticipated at closing to be in the amount of approximately $59.7 million, the "Amended Omega Loan") by (i) extending the maturity thereof from 2007 to 2010, with a one-time, 11-year extension option; (ii) providing for a catch-up payment or payments of post-December 31, 2000 interest on the Omega Loan at the compromise rate of $525,000 per month, plus an additional $300,000 (representing interest at the rate of 11.25% per annum on the $8.0 million of principal on the Omega Loan excluded from the parties' calculation of the $525,000 per month compromise interest amount); (iii) providing for interest-only payments after closing of the Omega Loan Modification at a substantially reduced interest rate (11.57% per annum, compared to the current contractual rate of over 16%); (iv) granting PHCMI a one-time option to prepay the Amended Omega Loan in full between February 1, 2005 and July 31, 2005, at a prepayment price of 103% of par, plus accrued and unpaid interest; (v) releasing the Company, GranCare and the Omega Debtors from liability arising prior to the closing of the Omega Loan Modification (including the GranCare "keepwell" agreement contained in the prepetition Omega loan agreement), other than liability arising in connection with the Omega Settlement Agreement and the loan documents evidencing, guaranteeing and securing the Amended Omega Loan (the "Amended Omega Loan Documents"); (vi) providing for payment to Omega of an annual amendment fee equal to 25% of free cash flow from the Omega Facilities, and until the occurrence of certain events, a monthly amendment fee equal to 50% of the "return on equity" component of Medicaid reimbursement received from the State of North Carolina with respect to the North Carolina Omega Facilities; and (vii) providing for the management of the facilities subject to the Omega Loan by the Company for a monthly base management fee of 5% of Omega Facility revenues, plus an annual incentive management fee equal to 75% of free cash flow from such facilities (reducing to 70% under certain circumstances).

         PHCMI will remain the borrower under the Amended Omega Loan, as it is under the Omega Loan. The Amended Omega Loan will be guaranteed by PHCMI's subsidiaries which are the licensed operators of the Omega Facilities (the "Michigan Subsidiary Guarantors"), and also by another Company subsidiary, Living Centers - PHCM, Inc. ("LC-PHCM", and together with the Michigan Subsidiary Guarantors, the "Omega Guarantors"), as the owner of the Omega Facilities located in North Carolina (such guaranties being referred to herein as the "Amended Omega Guaranties"). The Amended Omega Loan and the Amended Omega Guaranties will be secured by (i) amended mortgages or deeds of trust on the Omega Facilities, (ii) amended, blanket security interests in the personal property assets of PHCMI and the Omega Guarantors, and (iii) pledges of the issued and outstanding capital stock of PHCMI and each of the Michigan Subsidiary Guarantors.

         In addition, PHCMI has agreed in the Omega Settlement Agreement to assign its residual 50% undivided interest in the $9.0 million purchase money note (the "Ciena Note") received from the affiliate of Ciena Healthcare Management, Inc. which acquired four former Michigan Omega Facilities from PHCMI on or about February 1, 2001 (the "Ciena Facilities"). (The other 50% interest was previously assigned by PHCMI to Omega at the closing of the sale of the Ciena Facilities, in return for a $4.5 million credit against the Omega Loan obligations.) The consideration for the assignment of PHCMI's remaining interest in the Ciena Note would be approximately $3.5 million, plus 50% of aggregate principal payments received under the Ciena Note in excess of $8 million and 50% of interest payments received under the Ciena Note in excess of $960,000 annually.

         The Omega Loan Modification is subject to the approval of the Bankruptcy Court and of the Company's DIP Lenders. A motion seeking Bankruptcy Court approval was filed on August 2, 2001, with a hearing on the matter set for August 22, 2001. The Company can give no assurances that the required approvals will be obtained.

         The Company has reserved the option to cause the issued and outstanding capital stock of LC-PHCM to be transferred, in one or more successive transfers, to PHCMI, which would make LC-PHCM a wholly-owned subsidiary of PHCMI, and to sell 51% of the issued and outstanding capital stock of PHCMI to a third-party unrelated to either Omega or the Company (the "Majority PHCMI Equity Sale"). The terms of the Majority PHCMI Equity Sale are currently being negotiated.

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

         The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. Historically, nursing homes were reimbursed by the Medicare program based on the actual costs of services provided. However, the Balanced Budget Act required the establishment of PPS, a system where Medicare payments are prospectively determined for nursing homes for cost reporting periods beginning on or after July 1, 1998. During the first three years of PPS, nursing homes will receive a fixed per diem rate for each of their Medicare Part A patients, based on a blend of facility specific rates and Federal acuity adjusted rates. Thereafter, the per diem rates will be based solely on Federal acuity adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation services, which historically have been provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem payments has resulted in significantly lower margins in the Company's pharmacy operations as a result of increased pricing competition, a change in buying patterns by customers and the decision by the Company to exit certain businesses previously operated by the Company such as its third party therapy, home health and hospital contract management businesses.

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

         Among other things, BIPA eliminates the scheduled reduction in the SNF market basket update in government fiscal year 2001 and is implemented in two phases. Specifically, the update rate for the period from October 1, 2000 through June 30, 2001 is the market basket index ("MBI") increase minus one percentage point; the update for the period from April 1, 2001 through September 30, 2001 is the MBI increase plus one percentage point. This increase will not be included when determining PPS payment rates for subsequent periods. In the government fiscal years 2002 and 2003, payment updates will equal the MBI increase minus one-half of a percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increases payment for the nursing component of each RUG payment category by 16.66% for services furnished after April 1, 2001 and before October 1, 2002.

         Moreover, BIPA further refines certain consolidated billing requirements established by the BBA. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to SNF residents in a Medicare Part A covered stay and to therapy services covered under Medicare Part B. For residents not covered under a Part A stay (e.g., Part A benefits exhausted), SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low" levels of therapy. Specifically, effective for services furnished on or after April 1, 2001 and before implementation of a refined RUG payment system, BIPA increases the federal per diem payments for all 14 rehabilitation categories by 6.7%. Additionally, the 20 percent additional payment provided for under the BBRA for three rehabilitation categories is removed to make this provision budget neutral. BIPA also permits the Secretary of

Health and Human Services (the "Secretary") to establish a process for geographic reclassification of SNFs based upon the method used for inpatient hospitals.

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

         The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act sets forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens, together with the inclusion of ancillary services in the federal per diem rate, has had a material adverse effect on the Company's therapy business resulting in the decision by the Company to terminate its contract and third party therapy operations. The BBRA temporarily mitigates the Balanced Budget Act limitations by providing that the therapy caps will not apply in government fiscal years 2000 and 2001. The BBRA requires the Secretary to conduct focused medical reviews of therapy services during government fiscal years 2000 and 2001, with an emphasis on claims for services provided to residents of SNFs. The BBRA also requires the Secretary to study and to submit recommendations to Congress on therapy utilization patterns in government fiscal year 2000 compared to those in the government fiscal years 1998 and 1999. Moreover, BIPA extends the moratorium on the therapy caps for one additional year, through 2002. It also extends the requirement for focused reviews of therapy claims for the same period.

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

         Other Factors Affecting Liquidity and Capital Resources. In addition to outstanding principal and accrued interest payments on its long-term indebtedness which generally are suspended as the consequence of the Chapter 11 Filings, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total estimated rent obligations for fiscal year 2001 are approximately $70.3 million, of which approximately $15.2 million and $52.7 million were incurred in the three and nine months ended June 30, 2001, respectively. In connection with its review of its portfolio of facilities, the Company anticipates continuing to divest itself of under-performing facilities, which will have a favorable impact on the Company's rent obligations.

         The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $22.9 million for the nine months ended June 30, 2001 as compared to $23.0 million for the comparable nine months ended June 30, 2000. Capital expenditures in the nine months ended June 30, 2001 and 2000 were financed principally through internally generated funds.

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

         At September 30, 2000, the Company, excluding Mariner Health, had, in the aggregate, approximately $93.9 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Final Company Cash Collateral Orders and the Final Company DIP Order. The aggregate amount in the Company's corporate concentration account at July 27, 2001 was approximately $122.2 million. The Company expects a significant portion of this cash will be used in the funding of any plan of reorganization. At September 30, 2000, Mariner Health had, in the aggregate, approximately $16.2 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Mariner Health Cash Collateral Orders and the Final Mariner Health DIP Order. The aggregate amount in Mariner Health's corporate concentration account at July 27, 2001 was approximately $12.4 million. Mariner Health expects a significant portion of this money will be used in the funding of any plan of reorganization, including the MHG Bank Groups' Plan if approved by the required number of impaired creditors and equity holders.

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

         While management believes that the amounts available to the Mariner Health Debtors from the Mariner Health DIP Financing and cash collateral will be sufficient to fund the operations of the Mariner Health Debtors until such time as the Mariner Health Debtors are able to take the steps necessary to structure a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court or until the MHG Bank Groups' Plan receives the required approval from the impaired classes of creditors and is subsequently confirmed by the Bankruptcy Court, there can be no assurances in this regard; a default under the Mariner Health DIP Credit Agreement may impair the ability of the Mariner Health Debtors to use cash collateral to fund operations. Finally, there can be no assurance that any plan of reorganization confirmed in connection with the Chapter 11 Filings of the Mariner Health Debtors will allow the Mariner Health Debtors to operate profitably under PPS or give the Mariner Health Debtors sufficient liquidity to meet their operational needs. The ability of the Mariner Health Debtors to fund such requirements will depend, among other things, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Mariner Health Debtors.

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

(iv) There can be no assurances as to whether or not the MHG Bank Groups' Plan will be confirmed, and the impact confirmation of that plan may have on the Company, Mariner Health or their respective creditors and shareholders.

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

(ix) In recent years, an increasing number of legislative proposals have been introduced or proposed by Congress and in some state legislatures which would effect major changes in the healthcare system. However, the Company cannot predict the type of healthcare reform legislation which may be proposed or adopted by Congress or by state legislatures. Accordingly, the Company is unable to assess the effect of any such legislation on its business. There can be no assurance that any such legislation will not have a material adverse impact on the future growth, revenues, and net income of the Company.

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

         On August 26, 1996, a class action complaint was asserted against GranCare, Inc. ("GranCare"), a wholly-owned subsidiary of the Company, in the Denver, Colorado District Court, Salas, et al v. GranCare, Inc. and AMS Properties, Inc. d/b/a Cedars Healthcare Center, Inc., case no. 96-CV-4449. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, the Company filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs' Motion for Reconsideration was denied by the Court on November 19, 1998, the Court's decision was certified as a final judgment on December 10, 1998, and plaintiffs then filed a writ with the Colorado Supreme Court, which was denied, and an appeal with the Colorado Court of Appeal. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. However, the Company did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. The Company filed a Request for Rehearing on February 2, 2001 and on March 22, 2001, the Court denied this Request as well as the Request for Rehearing by Plaintiffs. On April 18, 2001 the Court of Appeals was notified of the applicability of the Bankruptcy Stay and the Company's reservation of its rights to take a Writ to the Colorado Supreme Court when the Stay is lifted. The Company currently believes it is unlikely for this matter to ultimately survive as a class action and given this and the current posture of the case, this matter is not in a position to be evaluated in regard to a favorable outcome or in regard to the range of potential loss. The Company will continue in its opposition to the class action and further intends to vigorously contest all remaining allegations.

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Proceedings commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which HCFA disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is $8,163,930. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses. On November 9, 2000, the Company and the defendant subsidiaries filed a motion ("Motion to Dismiss") to dismiss the NCH Complaint, arguing that the constructive trust/equitable lien claims are barred by res judicata based upon prior financing orders of the Bankruptcy Court, and that the claims seeking administrative priority fail to state claims upon which such relief may be granted. On December 12, 2000, the Bankruptcy Court heard oral argument with respect to the motion to dismiss, took the matter under submission, and requested further briefing. In early November, NCH filed a motion ("Motion to Enjoin Settlement") which seeks to enjoin the Company and the defendant subsidiaries from settling claims against HCFA relating to the NCH HCFA Disallowances and to require that any funds recovered with respect to such claims be segregated. The Company and the defendant subsidiaries have filed an opposition. In addition the company has filed a motion for summary judgment ("Motion for Summary Judgment") on those counts of the complaint which are directed against the Company and its subsidiaries. A hearing on the Motion to Enjoin Settlement and on the Motion for Summary Judgment has been deferred until the Bankruptcy Court rules on the Motion to Dismiss. The parties are currently waiting for the Bankruptcy Court to rule on the Motion to Dismiss. The Company and the defendant subsidiaries intend to contest the case vigorously.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Twelfth Amendment, dated July 19, 2001, to Debtor-in-Possession Credit Agreement, dated January 20, 2000 (the "Mariner Health DIP Credit Agreement"), by and among Mariner Health Group, Inc. ("Mariner Health"), the Mariner Health subsidiaries party to the Mariner Health DIP Credit Agreement, the lenders party to the Mariner Health DIP Credit Agreement, First Union National Bank as syndication agent, PNC Capital Markets, Inc. and First Union Securities, Inc. both as co-arrangers and PNC Bank, National Association as collateral and administrative agent and as an issuing bank for the letters of credit issued in connection with the Mariner Health DIP Credit Agreement.

10.2 Fourth Amendment, dated June 26, 2001, to Revolving Credit and Guaranty Agreement dated January 18, 2000 (the "Company DIP Credit Agreement"), by and among the Company, the Guarantors (as named in the Company DIP Credit Agreement), The Chase Manhattan Bank ("Chase"), the other financial institutions party thereto (together with Chase, the "Banks") and Chase as Agent for the Banks.

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

Date: August 14, 2001