Form 10-K405
period 2001-09-30
MARINER POST ACUTE NETWORK INC
filed 2001-12-28
CIK 882287

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     1-10968
                              (Commission File No.)

                                 --------------

                        MARINER POST-ACUTE NETWORK, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                 --------------

                       DELAWARE                         74-2012902
           (State or Other Jurisdiction of           (I.R.S. Employer
            Incorporation or Organization)          Identification No.)

             ONE RAVINIA DRIVE, SUITE 1500
                   ATLANTA, GEORGIA                        30346
        (Address of Principal Executive Office)         (Zip Code)

                                 (678) 443-7000
              (Registrant's Telephone Number, Including Area Code)

                                --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                               WHICH REGISTERED
          -------------------                          ------------------------
Common Stock, Par Value $.01 Per Share                          OTC-BB

                                 --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10K. [X]

       The aggregate market value of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the registrant held by non-affiliates of the registrant as of December 17, 2001 was $1,451,188, based on a closing sale price for the Common Stock of $0.02 per share as reported on the OTC-BB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

       There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of December 17, 2001.

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X] (The registrant and its subsidiaries have made filings under chapter 11 of the Bankruptcy Code and have filed a proposed joint plan of reorganization. A hearing upon the adequacy of a disclosure statement pertaining to the proposed plan of reorganization is scheduled for January 16, 2002. Prior to the approval of the related disclosure statement by the United States Bankruptcy Court for the District of Delaware, no party, including the registrant and its subsidiaries, is permitted to solicit acceptances of the proposed plan of reorganization referred to above. An alternative plan of reorganization for a subsidiary of the registrant, Mariner Health Group, Inc., and its direct and indirect subsidiaries (collectively, the "Mariner Health Debtors") has been filed by the Mariner Health Debtors' senior secured lenders).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                                    FORM 10-K
                               SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I

Item 1.          Business..................................................................................    1

Item 2.          Properties................................................................................   14

Item 3.          Legal Proceedings.........................................................................   15

Item 4.          Submission of Matters to a Vote of Security Holders.......................................   20

PART II
Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters......................   21

Item 6.          Selected Financial Information............................................................   22

Item 7.          Management Discussion and Analysis of Financial Condition and Results of Operations.......   23

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk.................................   38

Item 8.          Financial Statements and Supplementary Data...............................................   38

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   39

PART III
Item 10.         Directors and Executives Officers of the Registrant.......................................   39

Item 11.         Executive Compensation....................................................................   41

Item 12.         Security Ownership of Certain Beneficial Owners and Management............................   45

Item 13.         Certain Relationships and Related Transactions............................................   45

PART IV
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   46

                                     PART I

ITEM 1.  BUSINESS

General

       Mariner Post-Acute Network, Inc. and its subsidiaries (collectively, the "Company") provide post-acute health care services, primarily through the operation of their skilled nursing facilities ("SNFs"). All references to the "Company" herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At September 30, 2001, the Company's significant operations consisted of 326 SNFs, including 9 stand-alone assisted living facilities, in 24 states with approximately 38,700 beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets (see "Item 2 - Properties"), which represents the Company's only reportable operating segment. The Company also operates 13 owned, leased or managed long-term acute care ("LTAC") hospitals with approximately 670 licensed beds in 4 states. See Note 21 of the Company's consolidated financial statements for financial information about the Company's segments. The Company's principal executive offices are located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346 and the Company's phone number at such address is (678) 443-7000.

       As of the date hereof, the Company operates approximately 31 institutional pharmacies servicing more than 1,400 affiliated and third-party long-term care centers (the "APS Division"). The Company and certain of its subsidiaries have received the approval of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to sell the Company's APS Division, as more fully described under "- Discontinued Operations," below. Subject to receipt of necessary governmental approvals, the Company anticipates that the sale of the Company's APS Division will be consummated on or before January 31, 2002. Accordingly, the results of the APS Division have been classified as a discontinued operation in accordance with generally accepted accounting principles as more fully discussed in Note 4 of the Company's consolidated financial statements.

       Effective August 1, 1998, the Company changed its name from Paragon Health Network, Inc. ("Paragon") following the consummation of a merger (the "Mariner Merger") with Mariner Health Group, Inc. ("Mariner Health") on July 31, 1998. The Company had previously changed its name from Living Centers of America, Inc. ("LCA") to Paragon on November 4, 1997. The Company was formed in November 1997 through the recapitalization of LCA by a group of investors and the subsequent merger of GranCare, Inc. ("GranCare") with a wholly-owned subsidiary of LCA (the "LCA/GranCare Mergers").

Voluntary Petition for Relief Under Chapter 11 of the Bankruptcy Code

       On January 18, 2000 (the "Petition Date"), Mariner Post-Acute Network, Inc. and substantially all of its direct and indirect subsidiaries (excluding Mariner Health and its direct and indirect subsidiaries, the "MPAN Debtors") and Mariner Health and its direct and indirect subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "MHG Debtors"), filed voluntary petitions for relief (the "Chapter 11 Filings") in the Bankruptcy Court under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), thus commencing the chapter 11 cases (the "Chapter 11 Cases"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

       On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the "Debtors") filed a Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On December 5, 2001, the Bankruptcy Court set a hearing on the adequacy of the Disclosure Statement for January 16, 2002. On December 14, 2001, the Debtors filed an Amended Joint Plan of Reorganization and Disclosure Statement (as further amended from time to time, respectively, the "Joint Plan" or "Disclosure Statement"). Notice of the hearing on the adequacy of the Debtors' Disclosure Statement was mailed to the Debtors' various creditor constituencies and other parties entitled to notice on or about December 15, 2001.

       The Joint Plan is the result of many months of good faith, arm's length negotiations among representatives of the Debtors, the lenders under the MPAN Debtors' prepetition senior secured credit facility (the "MPAN Senior Credit Facility Claim Holders"), the lenders under the MHG Debtors' prepetition senior secured credit facility (the "MHG Senior Credit Facility Claim Holders"), the committee of unsecured creditors in the MPAN Debtors' Chapter

11 Cases (the "MPAN Committee"), and the committee of unsecured creditors in the MHG Debtors' Chapter 11 Cases.

       In this regard, the Debtors, a majority of the MPAN Senior Credit Facility Claim Holders, and a majority of the MHG Senior Credit Facility Claim Holders entered into a Joint Plan Support Agreement dated as of November 2, 2001 (the "Joint Plan Support Agreement"). The Debtors, a majority of the MPAN Senior Credit Facility Claim Holders and the MPAN Committee also entered into a Plan Support Agreement dated as of September 21, 2001 (the "Plan Support Agreement"). The Joint Plan Support Agreement commits the parties thereto to support a plan of reorganization that conforms with the terms set forth in the Joint Plan Support Agreement provided that the Joint Plan is confirmed and goes effective on or before April 1, 2002, and a disclosure statement for such plan is approved on or before January 31, 2002. The Plan Support Agreement commits the MPAN Committee to support a plan of reorganization that provides for recoveries to the MPAN Committee as set forth in the Plan Support Agreement, provided that such a plan is consummated prior to March 31, 2002.

       NO DISCLOSURE STATEMENT FOR THE JOINT PLAN HAS BEEN APPROVED BY THE BANKRUPTCY COURT AT THIS TIME IN ACCORDANCE WITH BANKRUPTCY CODE SECTION 1125. ACCORDINGLY, THE DEBTORS ARE NOT SOLICITING ACCEPTANCES OF THE JOINT PLAN AT THIS TIME, AND NOTHING HEREIN SHOULD BE CONSTRUED AS SUCH A SOLICITATION.

       If confirmed and consummated, the Joint Plan will provide for the substantive consolidation of the MPAN Debtors' estates, and for the separate substantive consolidation of the MHG Debtors' estates. Accordingly, (i) any claims against and assets of a particular MPAN Debtor will be deemed to be claims against and assets of all of the MPAN Debtors, and (ii) any claims against and assets of a particular MHG Debtor will be deemed to be claims against and assets of all of the MHG Debtors. Notwithstanding the foregoing, substantive consolidation will not affect the validity of any creditor's perfected and unavoidable interest in property of the Debtors' estates (such as validly perfected liens).

       Following consummation of the Joint Plan, the Company will have one capital structure, and the MPAN Debtors and the MHG Debtors generally will no longer be required to operate separately, except with respect to the resolution of claims in their respective Chapter 11 Cases. The MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders will receive the majority of the equity in Mariner Post-Acute Network, Inc. following its reorganization ("Reorganized MPAN").

       If the Joint Plan is confirmed and consummated, general unsecured creditors of the MPAN Debtors, other than holders of the Company's issued and outstanding $275.0 million 9.5% Senior Subordinated Notes due 2007 (the "9.5% Senior Subordinated Notes") and $294.0 million 10.5% Senior Subordinated Discount Notes due 2007 (the "10.5% Senior Subordinated Discount Notes" and together with the 9.5% Senior Subordinated Notes (the "MPAN Senior Subordinated Notes")), will receive on account of their allowed unsecured claims pro rata distributions from the MPAN Debtors' general unsecured claims distribution fund, which will consist of a limited number of shares (approximately 2% of the New MPAN Common Stock (as defined herein) to be issued on the Effective Date) of the Reorganized MPAN's common stock, par value $.01 per share (the "New MPAN Common Stock"), issued on the effective date of the Joint Plan (the "Effective Date"); and additional warrants to purchase approximately 2% of the New MPAN Common Stock. Holders of MPAN Senior Subordinated Notes that do not oppose confirmation of the Joint Plan will receive pro rata distributions from the MPAN Senior Subordinated Note distribution fund, which also will consist of approximately 2% of the New MPAN Common Stock and additional warrants to purchase approximately 2% of the New MPAN Common Stock. General unsecured creditors of the MHG Debtors and holders of Mariner Health's issued and outstanding $150 million principal amount Senior Subordinated Notes due 2004 (the "MHG Senior Subordinated Notes") that do not oppose confirmation of the Joint Plan will receive on account of their claims pro rata distributions from the MHG Debtors' unsecured claims distribution fund, which will consist of cash in an amount equal to the lesser of (i) $7.5 million, or (ii) such amount as may be necessary to fund a 5% distribution to the foregoing holders of allowed claims. Holders of punitive damage claims and securities damages claims will receive no distributions under the Joint Plan on account of such claims.

       If the Joint Plan is confirmed and consummated, the Debtors' principal prepetition secured lender groups (the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders) will become the majority owners of Reorganized MPAN, receiving, in the aggregate, distributions of approximately 96% of the shares of the New MPAN Common Stock as of the Effective Date, in addition to cash and newly issued debt. Certain of the Debtors' skilled nursing facilities are encumbered by mortgage debt owing to third parties other than the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders (the "Project Lenders"). If the Joint Plan is confirmed and consummated, most Project Lenders will receive (i) a cash payment in an amount necessary (if any) to provide them a loan-to-collateral-value ratio of 80% ("Cash Pay Down"), and (ii) a new mortgage note in an amount equal to the balance of their allowed secured claims after the Cash Pay Down. The collateral of certain Project Lenders may be returned to them in satisfaction of all or part of their allowed secured claims. Most other creditors holding allowed secured claims will be unimpaired, paid in full, or have their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims will be paid in full.

       If the Joint Plan is confirmed and consummated, existing stockholder interests in the currently issued and outstanding common stock, par value $.01 per share, of Mariner Post-Acute Network, Inc. (the "Common Stock") and options and warrants to acquire the same will be cancelled. Accordingly, holders of Common Stock are not entitled to vote on the Joint Plan and will be deemed to have rejected the Joint Plan. Following the Effective Date, Mariner Health and its direct or indirect subsidiaries will be direct or indirect subsidiaries of Reorganized MPAN, as set forth in a corporate restructuring program to be implemented by the Company in connection with the effectiveness of the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation, and other matters that will affect the rights of creditors and equity holders.

       THE FOREGOING IS ONLY A GENERAL SUMMARY OF THE PROVISIONS CONTAINED IN THE JOINT PLAN AND DISCLOSURE STATEMENT. INTERESTED PARTIES SHOULD READ THE JOINT PLAN AND DISCLOSURE STATEMENT IN THEIR ENTIRETY. THE JOINT PLAN IS ATTACHED AS EXHIBIT 10.97 TO THIS ANNUAL REPORT ON FORM 10-K. AS NOTED PREVIOUSLY, NO DISCLOSURE STATEMENT FOR THE JOINT PLAN HAS BEEN APPROVED, AND NO ACCEPTANCES OF THE JOINT PLAN ARE BEING SOLICITED AT THIS TIME. MOREOVER, THE JOINT PLAN HAS NOT BEEN CONFIRMED BY THE BANKRUPTCY COURT, AND THERE CAN BE NO ASSURANCE THAT THE JOINT PLAN WILL BE CONFIRMED OR CONSUMMATED.

       Under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases, including real property lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Debtors are actively engaged in the process of reviewing their respective executory contracts and unexpired leases and final decisions with respect to assuming or rejecting contracts and unexpired leases, as well as the approval of the Bankruptcy Court, are still pending.

       If the Disclosure Statement is approved by the Bankruptcy Court, and only following such approval, the Joint Plan must be: (i) voted upon by impaired classes of creditors of the Debtors that are entitled to vote; and (ii) approved by the Bankruptcy Court. No assurance can be given regarding the approval of the Disclosure Statement or the Joint Plan, whether the Disclosure Statement or Joint Plan will be modified, or the terms on which the approval of the Disclosure Statement or Joint Plan may be conditioned. In addition, there can be no assurances the Joint Plan will be approved by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or the Joint Plan will be consummated. Although the Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, various requirements of the Bankruptcy Code must be met. If the Joint Plan is not confirmed and the Company's exclusive right to file and solicit acceptance of the Joint Plan ends, any party in interest may subsequently file its own plan of reorganization for the MPAN Debtors or the MHG Debtors. In addition, as discussed further below, the MHG Senior Credit Facility Claim Holders have filed their own plan of reorganization for the MHG Debtors. In light of the Joint Plan Support Agreement, the MHG Senior Credit Facility Claim Holders are not seeking confirmation of their own alternative plan. However, if certain deadlines in the Joint Plan Support Agreement are not met, or if there is otherwise a default under that agreement, the MHG Senior Credit Facility Claim Holders may elect to seek confirmation of their alternative plan.

Continuing Operations

    General.

       The Company's business operations generally can be divided into the following principal areas: (a) inpatient services at skilled nursing and assisted living facilities, (b) LTAC hospitals, and other, and (c) pharmaceutical product distribution and services through the Company's APS Division, which as discussed further herein, the Company is in the process of divesting.

    Inpatient Services.

       Inpatient services constitute the Company's "core" business and are the largest source of revenue for the Company. As of September 30, 2001, the Company owned, leased, or managed for third parties 326 inpatient facilities encompassing approximately 38,700 beds in 24 states. The MPAN Debtors manage all of the facilities that are currently owned or leased by the MHG Debtors pursuant to a "Management Protocol," as described further herein. Substantially all of the Company's inpatient SNFs are certified by the appropriate state agencies for participation in the Medicare program and in respective state Medicaid programs.

       The Company's inpatient SNFs provide 24-hour care to patients requiring access to skilled nursing. All patients in the Company's inpatient facilities receive assistance with activities of daily living ("ADL" services) including feeding, bathing, dressing, eating, transportation, toileting, and related services. Inpatient care is provided by registered nurses, licensed practical nurses, and certified nurses' aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its Medical Director, and establishes relationships with a number of independent local specialists, who are available to care for the facility's patients. The Company's inpatient facilities provide a broad range of case management services over the course of treatment, including, as appropriate, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning, and arrangement for home care.

       These basic services are supplemented, in the Company's Medicare-certified facilities, by rehabilitation services, including physical, occupational, speech, respiratory, and psychological therapies. These services were previously provided, in a majority of the Company's facilities, on a contractual basis between the facility and the Company's rehabilitation services operations. In connection with the Company's exiting from the contract therapy business and the closure of that business line in 1999, many of the Company's therapists became employees of the Company's facilities.

       In addition, the Company operates specialized units in a number of its inpatient facilities, which provide subacute care to patients with medically-complex conditions. Within these specialty units, trained staff members offer care for patients as an alternative to treatment in a more expensive acute-care hospital setting. In addition to basic therapy services, these specialty units offer, among others, enteral therapy, intravenous therapy, specialized wound management, ventilator care, tracheotomy care, cancer care, and HIV care. These specialized units generally have a higher staffing level per patient than the Company's other inpatient facilities and compete with acute-care and rehabilitation hospitals, which the Company believes typically charge rates higher than those charged by the Company's specialty units. Through their inpatient division, the Company also offers specialized services for residents with Alzheimer's disease.

       Included in the inpatient services division are the Company's 9 free-standing, assisted-living facilities that provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal supervision. For assisted living residents, the Company provides basic ADL assistance combined with access to higher acuity settings should a resident's health condition dictate the need for more intensive services. Certain of the Company's SNFs also include assisted living operations and apartment units located within or on the same campus as the SNF.

    Other Business Lines.

       The Company owns, leases, or manages 13 LTAC hospitals encompassing approximately 670 licensed beds in 4 states. LTACs accommodate the relatively high-acuity clinical needs of a patient discharged from a short-term acute-care hospital when the patient's condition warrants more intensive care than can be provided in a typical nursing facility. The Company's LTACs generally are located in areas where the Company has a significant concentration of inpatient facilities to which an LTAC patient can be discharged as the patient's condition warrants. Medicare reimbursement of the Company's LTACs was not materially affected by the Balanced Budget Act of 1997 ("Balanced Budget Act"), and the Company's LTACs continue to be reimbursed on a modified cost basis. However, the federal government plans to implement a Prospective Payment System ("PPS") for LTACs to be effective by October 2002. The Company believes that the implementation of this system may have an adverse effect on its LTAC operations.

       Prior to the Mariner Merger, both the Company and Mariner Health each:
(i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to inpatient healthcare facilities throughout the United States; (ii) operated outpatient rehabilitation therapy clinics; (iii) managed specialty medical programs in acute-care hospitals; and (iv) operated home health, hospice, and private duty nursing branches. On a combined basis, the Company's contract rehabilitation business served over 1,200 inpatient facilities throughout the United States and operated 170 outpatient rehabilitation clinics. The Company also operated specialty medical programs at more than 100 hospitals in 19 states and more than 30 home health, hospice, and private duty nursing branches in 7 states. These businesses began to generate significant operating losses and negative cash flow and thus have been divested or closed.

       Currently, these business lines consist of the limited assets, revenues, and expenses associated with the Company's remaining therapy, home health, and hospital contract management businesses, which the Company no longer operates. Although the results of operations from these other business lines are included in the Company's results of operations for the fiscal year ended September 30, 2001, the Company substantially exited these businesses during the year ended September 30, 1999.

Discontinued Operations

    American Pharmaceutical Services ("APS").

       The Company's APS Division, provides services and products to more than 1,400 affiliated and third-party healthcare facilities through 31 institutional pharmacies and 4 distribution centers located in 17 states. As described more fully below, the Company has obtained the approval of the Bankruptcy Court for the sale of the APS Division. However, many of the Company's SNFs have contractual agreements with APS that will, for the most part, remain in effect after the sale transaction closes.

       The APS Division specializes in meeting the needs of healthcare providers in subacute care, long-term care, and assisted-living settings. The APS Division's primary business is the distribution of pharmaceutical products, intravenous compounds, and enteral therapy supplies and related services to patients and residents in institutional settings. The APS Division provides infusion therapies, including hydration, total parenteral nutrition, antibiotic, and pain-management therapies. Infusion therapies are often required in treating patients with chronic infections, digestive disorders, cancer, and chronic and severe pain. The APS Division also provides specialized medical equipment and supplies, including ventilators, oxygen concentrators, diagnostic equipment, and various types of durable medical equipment. Equipment and supplies are available to patients both in inpatient facilities and at home.

       Through contractual agreements, the APS Division provides consultant pharmacists specializing in long-term care drug regimen reviews and regulatory monitoring and reporting. Additionally, the APS Division also provides clinical support for its products and services through long-term care facility staff education and quality assurance programs.

       The APS Division has incurred operating losses in recent years (except for the fiscal year ended September 30, 2001 in which the APS Division recognized net income of $0.7 million) and the Company has determined that the APS Division is not a strategic fit with the Company's plan for its future operations. Accordingly, the Company determined that a sale of the APS Division was in the best interests of its estates and creditors. For more than a year, the Company actively marketed the APS Division to all known potential buyers that both (i) were capable of purchasing and operating the business, and (ii) expressed an interest in such an acquisition following notification by the Company.

       After the Company concluded extensive due diligence and prolonged negotiations with more than one potential buyer, Genesis Health Ventures, Inc. and its affiliate, NeighborCare Pharmacy Services, Inc. (collectively, "Genesis"), emerged as the parties making the best initial offer for the APS Division. Genesis' initial offer was subject to an auction and overbidding process under the supervision of the Bankruptcy Court in return for Genesis' right to a break-up fee and reimbursement of reasonable fees and costs, including reasonable attorneys' fees, not to exceed in the aggregate $1.7 million, if Genesis was not the successful bidder following the auction and the Bankruptcy Court approved the sale of the APS Division to an alternative buyer.

       On October 16, 2001, the Bankruptcy Court entered an order in each of the Debtor's Chapter 11 Cases authorizing: (i) the implementation of certain notice, overbid, and auction procedures in connection with the sale of the APS Division, and (ii) the break-up fee arrangements outlined in the relevant asset purchase agreement. On

October 17, 2001, each of the Debtors filed a motion ("APS Sale Motion") in their respective Chapter 11 Cases seeking approval of the sale of the APS Division free and clear of liens, claims, encumbrances, and interests to the party making the highest and best offer, and to take certain actions in connection with the sale of the APS Division.

       In response to the APS Sale Motion, an overbid for the assets of the APS Division was received from Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, "Omnicare"). As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction by both Genesis and Omnicare, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, at the conclusion of the hearing on the APS Sale Motion, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant asset purchase agreement) and up to $18.0 million in future contingent payments depending upon certain post-closing operating results of the APS Division. As a result of the selection of Omnicare as the purchaser of the assets of the APS Division, Genesis will be entitled to its full $1.7 million break-up fee. The Company expects to close the sale of the assets of the APS Division by January 31, 2002.

       APS currently serves approximately 216 of the Company's facilities through contractual arrangements. Likewise, Genesis provides pharmaceutical supplies and services and related consulting services to the approximately 58 SNFs that were operated by GranCare as of the effective time of the February 1997 sale of GranCare's institutional pharmacy business to a predecessor of Genesis. In connection with the MPAN Debtor's Chapter 11 Cases, Genesis asserted arrearages under executory contracts in amounts approximating $22.0 million, plus an unspecified amount of liquidated damages that would be owing in the event the contracts with Genesis were terminated. Pursuant to a settlement agreement approved by the Bankruptcy Court, (a) the contracts with Genesis were assumed, as modified, by entering into uniform and restated agreements for a term of 18 months, (b) pricing relief was granted, (c) cure amounts were limited to a single claim in the amount of $6.0 million which, rather than being paid in cash, was instead allowed as a general unsecured claim in the MPAN Debtors' Chapter 11 Cases, and (d) mutual releases were exchanged, with Genesis waiving any claims in the Debtors' Chapter 11 Cases for liquidated damages, administrative or otherwise, and limiting its administrative expenses to amounts due for goods sold and services rendered.

Marketing

       In marketing their inpatient services, the Company pursues a two-tiered strategy. The Company promotes its facilities, programs, and services first to payors and managed care organizations at the regional level and, second, to healthcare professionals responsible for discharging patients at local hospitals at the individual facility level. At the regional level, the Company's marketing personnel seek to establish relationships with payors and managed care organizations, which are increasingly important sources of referrals for subacute patients. The Company develops contractual relationships with such payors and organizations on a local, regional, and national basis.

       Local market coordinators focus on establishing and maintaining cooperative relationships and networks with physicians, acute-care hospitals, and other healthcare providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. Marketing programs targeting managed care payors are also being implemented at both the local and national level. Ongoing assessment of patient and physician satisfaction with the Company's services allows for improvements in service and clinical performance.

       The Company desires to take advantage of other opportunities for increased profitability, including arrangements with healthcare providers such as health maintenance organizations ("HMOs") and other managed care providers, which the Company believes may increase its subacute care business. Typically, patients referred by managed care providers, including HMOs and preferred provider organizations, generate higher revenue per patient day than Medicaid patients as a result of the higher acuity of the referrals. The Company believes that its ability to provide subacute and specialty medical services at a lower cost than acute-care hospitals is a competitive advantage in providing services to these payor sources.

Competition

       The long-term healthcare industry is segmented into a variety of competitive areas that provide similar services. These competitors include nursing homes, hospitals, assisted-living facilities, retirement centers and communities, home health, and hospice agencies. Many operators of acute-care hospitals offer or may offer post-acute care services in the future. These operators would have the competitive advantage of being able to offer services to patients at their affiliated post-acute care operations. The Company's skilled nursing facilities historically have competed on a local basis with other long-term care providers, and the Company's competitive position varies from facility to facility within the various communities they serve. Significant competitive factors include the quality of care provided, reputation, location, physical appearance and, in the case of private pay patients, price. Since there is little price competition with respect to Medicaid and Medicare patients, the range of services provided by the Company's facilities, as well as the location and physical condition of such facilities, significantly affects their competitive position with regard to such patients. The Company's ability to compete may also be adversely affected by publicity regarding the Chapter 11 Cases. Competition in the institutional pharmacy services markets ranges from small local operators to companies that are national in scope and distribution capability.

Regulation

    Medicare And Medicaid.

       The Medicare program was enacted in 1965 to provide a nationwide, federally-funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company's skilled nursing facilities, hospitals, and pharmacies are licensed under applicable state law, and nearly all are certified or approved as providers or suppliers under Medicare and state Medicaid programs, as applicable.

    Historical Cost-Based Reimbursement - Medicare Certified Skilled Nursing Facilities.

       The Medicare program consists of two parts: Medicare Part A and Medicare Part B. Medicare Part A covers inpatient services for hospitals, skilled nursing facilities and certain other healthcare providers, and patients requiring daily professional skilled nursing and other rehabilitative care. Medicare Part B covers services for suppliers of certain medical items, outpatient services and doctor's services. The Medicare program historically utilized a cost-based, retrospective reimbursement system for skilled nursing facilities for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act, enacted in August 1997, Medicare has transitioned to a Prospective Payment System ("PPS") for skilled nursing facilities.

       Prior to the implementation of PPS, Medicare revenues were historically determined from annual cost reports filed by skilled nursing facilities, including the Company's facilities, that were (and, with respect to cost periods that have not been settled, still are) subject to audit by fiscal intermediaries administering the program. As described more fully in "Item 3 - Legal Proceedings," the Company has reached an agreement in principle with the federal government that will resolve all prepetition Medicare cost report settlements, which includes all cost-based periods, as part of a global settlement.

    Prospective Payment Reimbursement - Medicare Certified Skilled Nursing Facilities.

       The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing facilities. The Balanced Budget Act required the establishment of PPS, a system under which Medicare Part A payment is prospectively determined for skilled nursing facilities for cost reporting periods beginning on or after July 1, 1998. Under PPS, skilled nursing facilities receive a fixed per diem rate for each of their Medicare Part A patients that, during the first three years of PPS, is based on a blend of facility-specific rates and federal acuity-adjusted rates. Following the full phase in of PPS, which will occur in 2002, all per diem rates will be based solely on federal acuity-adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation therapy services, that historically were provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem has resulted in significantly lower profit margins in the Company's pharmacy operations as a result of increased pricing competition and a change in customers' buying patterns.

       Since the passage of the Balanced Budget Act in 1997, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. First, in November 1999, Congress passed the Medicare Balanced Budget Refinement Act of 1999 ("BBRA"). Second, in December 2000, Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20 percent for 15 patient-acuity categories (known as resource utilization groups ("RUGs")), including medically-complex patients, pending implementation of a refined RUG system that better accounts for medically-complex patients. The Centers for Medicare & Medicaid Services' ("CMS", f/k/a the Health Care Financing Administration ("HCFA")) first refinement proposal was to become effective October 1, 2000, but was withdrawn because it did not more accurately predict the use of non-therapy ancillary services. The current requirement calls for the refinement to be developed and implemented effective October 1, 2002. The revised rates, when finally implemented, are intended to be budget neutral and simply a redistribution of total payments compared to the rates that would be paid under the existing system. The BBRA also provided for a four percent increase in the federal per diem rate for all patient-acuity categories for fiscal years 2001 and 2002.

       BIPA, among other things, eliminated the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001. In fiscal years 2002 and 2003, payment updates will equal the market basket index ("MBI") update minus one-half percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increased payment for the nursing component of each RUG category by 16.66 percent for services furnished beginning April 1, 2001 and before October 1, 2002.

       Moreover, BIPA further refined the consolidated billing requirements. The law now limits consolidated billing requirements to items and services furnished to skilled nursing facility patients in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for patients not covered under a Part A stay (e.g., Part A benefits have been exhausted), the skilled nursing facility may choose to bill for non-therapy Part B services and supplies, or it may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modified the treatment of the Part A PPS rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility patients with "ultra high" and "very high" rehabilitation therapy needs are appropriate in relation to payments for patients needing "high," "medium" or "low" levels of therapy. Effective for services furnished on or after April 1, 2001, and before implementation of the refined RUG system (which has yet to occur), the law increased by 6.7 percent the federal per diem payments for 14 rehabilitation categories. The 20 percent additional payment under the BBRA for three rehabilitation categories was removed to make this provision budget neutral.

       The increases in Medicare reimbursement provided for under the BBRA will terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services (currently scheduled to be implemented October 2002) and the increases provided for under BIPA will sunset in October 2002 (the "Medicare Reimbursement Cliff"). Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with these occurrences will have a material adverse effect on the Company. The Company preliminarily estimates that these occurrences will result in a loss of revenue of approximately $72 million in fiscal 2003. While the Company is hopeful that the United States Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted.

    Fee For Service Reimbursement - Medicare Certified Skilled Nursing
Facilities.

       The Company is reimbursed for certain services, such as rehabilitation therapy services, provided to Medicare skilled nursing facility patients under the Medicare Part B benefit. The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology, and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens for Part B services, together with the inclusion of ancillary services in the federal per diem for Part A services, had a material adverse effect on the Company's therapy business, resulting in part in the Company's' decision to terminate their third-party contracts to provide therapy services and to exit this business. The BBRA mitigated the Balanced Budget Act limitations by providing that the therapy caps do not apply in calendar years 2000 and 2001. This moratorium was extended by BIPA for one additional year, through calendar year 2002. BIPA also extended the requirement for focused reviews of therapy claims for the same period.

       The BBRA also excluded certain items and services from the formerly all-inclusive skilled nursing facility per diem rates. Specifically, the following items and services are now separately reimbursable outside of the PPS rates: (1) ambulance services furnished to an individual in conjunction with renal dialysis services; (2) chemotherapy items and administration services (as identified by certain HCFA Common Procedure Coding System ("HCPCS") codes); (3) radioisotope services (as identified by certain HCPCS codes); and (4) customized prosthetic devices (artificial limbs) and other custom prostheses if provided to a skilled nursing facility patient and intended to be used after discharge (as identified by certain HCPCS codes and other instances chosen by CMS). Payment for such items and services are made under Part B to the provider of the service, in conformance with Part B payment rules. Although these items are separately reimbursed from the PPS rate, CMS, as directed by the BBRA, has adjusted the PPS payments rates to reflect the fact that these items and services have been excluded.

    Nursing Home Reimbursement - Medicaid.

       Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. All of the states in which the Company operates currently use cost-based reimbursement systems, which generally may be categorized as prospective or retrospective in nature. Under a prospective system, per diem rates are established based upon the historical cost of providing services during a prior year, adjusted to reflect factors such as inflation and any additional services which are required to be performed. Many of the prospective payment systems under which the Company operates contain an acuity measurement system, which adjusts rates based on the care needs of the patient. Under a retrospective systems, skilled nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis. Additional payment by the state or repayment to the state can result from the submission of a cost report and its ultimate settlement. The majority of the states in which the Company operates use prospective systems.

       The Balanced Budget Act also contained a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since repeal, many states have sought to lower their nursing home payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the HHS Secretary for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care, although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states' waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

       On January 12, 2001, the HHS Secretary issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on healthcare services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, that have used inter-governmental transfers to enhance their federal funding, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities. CMS has announced that it is contemplating proposing additional restrictions on such funding.

    Medicare Reimbursement - Long-Term Acute-Care Hospitals.

       In recent years, Congress has taken steps to require a new Medicare PPS for LTACs, which currently are reimbursed under a cost-based methodology. Under the current law, the HHS Secretary is directed to design and implement a new per-discharge long-term care hospital PPS by October 1, 2002. If the HHS Secretary fails to meet this deadline, the HHS Secretary must instead implement a PPS for these hospitals based on the acute hospital diagnosis related groupings.

    Federal Privacy and Transaction Regulations.

       Other federal legislation requires major changes in the transmission and retention of health information by the Company. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates, among other things, the adoption of standards for the electronic exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that HHS has adopted or will adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans, and individuals; security and electronic signatures; privacy; and enforcement.

       Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that the law will require significant and costly changes to current practices. HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. It also establishes standards for the use of electronic signatures.

       The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require the Company's compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

       HHS finalized the new transaction standards on August 17, 2000, and the Company will be required to comply with them by October 16, 2002. Both houses of Congress have passed legislation that will extend the transaction standards deadline to October 16, 2003. The privacy standards were issued on December 28, 2000, and became effective on April 14, 2001, with a compliance date of April 14, 2003. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. The Company is in the process of quantifying the costs associated with HIPAA compliance and believe they may be material.

    Survey and Certification.

       Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Failure to comply may result in termination of the provider's Medicare and Medicaid provider agreements, after which the facility or provider would be unable to receive payment for services provided to Medicare or Medicaid patients until such time as the facility or provider reapplies and is recertified to participate in Medicare or Medicaid. The Debtors believe they substantially comply with these regulatory requirements, but there can be no assurance that the Debtors will be able to maintain such compliance, or will not be required to expend significant amounts to do so.

    Referral Restrictions and Fraud And Abuse.

       The Medicare and Medicaid anti-kickback statute, 42 U.S.C. section 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. Violation of the anti-kickback statute, pursuant to the Balanced Budget Act, now carries a civil monetary penalty of $50,000 per act, and treble the remuneration involved without regard to whether any portion of that remuneration relates to a lawful purpose. The statute contains "safe harbor" exceptions including those for certain discounts, group purchasing organizations, employment relationships, management and personal services arrangements, health plans, and certain other practices defined in regulatory safe harbors.

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

       False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. section 1320a-7b(a) prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions at 31 U.S.C. section 3729 (the federal False Claims Act ("FCA")) prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have been made under the civil provisions of FCA in certain qui tam actions that the Company has filed false claims. As described more fully in "Item 3 - Legal Proceedings," the Company has reached an agreement in principle with the federal government that will resolve these federal False Claims Act lawsuits as part of a global settlement.

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

       Management is unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurances that such laws will ultimately be interpreted in a manner consistent with the Company's' practices. As described more fully in "Item 3 - Legal Proceedings," the Company has reached an agreement in principle with the federal government that will resolve these federal False Claims Act lawsuits as part of a global settlement.

    Certificates Of Need.

       Certificate of Need ("CON") statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment, and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment, or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds.

    Pharmacy Regulation.

       Pharmacy operations are subject to regulation by the various states in which the Company conducts its business as well as by the federal government. The Company's pharmacies are regulated under the Food, Drug, and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), the pharmacies, as dispensers of controlled substances, must register with the DEA, file reports of inventories and transactions, and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. The Company believes that its pharmacy operations are in substantial compliance with such regulations. Furthermore, as explained more fully above under "-American Pharmaceutical Services", the Company is in the process of divesting its pharmacy operations to a third party purchaser.

       The Company's pharmacy operations also could be impacted by pending efforts to revise the Medicare payment methodology for prescription drugs. The Medicare statute currently requires that payments for drugs and biologicals be made at 95 percent of the published average wholesale price ("AWP"). In the last several years, state and federal government enforcement agencies have conducted an ongoing investigation of manufacturers' practices with respect to AWP in which they have suggested that "inflated" AWPs have led to excessive government payments for prescription drugs. To that end, BIPA required the General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and for related services. The HHS Secretary is required to revise the current Medicare payment methodologies for covered drugs and biologicals and related services based on the GAO's recommendations. There can be no assurance that government or private healthcare programs will continue to reimburse for drugs based on current AWP-based methodologies. It is unclear at this time what impact any revised Medicare reimbursement formula would have on the Company's pharmacy operations.

    Compliance Program.

       On March 13, 2000, the OIG issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in healthcare programs, including Medicare and Medicaid. The guidance, Compliance Program Guidance for Nursing Facilities, was published as a notice in the March 13, 2000, Federal Register. The guidance recommends that nursing facilities enact certain procedures and policies in prevention of fraud, waste, and abuse. The Company has a compliance program it adopted voluntarily in early 1998, and management believes that their compliance program substantially incorporates the guidance that the OIG has recommended be included in such programs.

       The purpose of the Company's compliance program is to address compliance issues, communicate issues to the Chief Executive Officer and Board of Directors, monitor the "hotline," and assure ethical and legal conduct by management and employees. The compliance program is managed by the Internal Audit Department which works closely with the Human Resources and Legal Departments on compliance training issues, quality of care issues, and legal matters involving compliance issues.

       The Company's "hotline" is prominently posted in all of the Company's skilled nursing facilities and other areas where the Company has operations. Employees, patients and family members are encouraged to call the "hotline," either in person or anonymously, to report any potential issues they might note. Upon report of a call, the Compliance Department investigates the issue and, if necessary, liaisons with the appropriate corporate departments in order to resolve the issue. Employees are assured that any calls to the "hotline" will not result in any retribution by the Company. Management believes this program has been highly successful and will help identify trends and potential problem areas in a timely fashion for quick remediation.

       The Company has also implemented a comprehensive background check initiative aimed at improving the quality of the Company's workforce and reducing employee turnover. To the best of the Company's knowledge, the design of this program meets or exceeds all state and federal regulatory requirements for background checks.

Sources of Revenue

       The Company receives payments for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid and from private insurers and the patients themselves. The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The federal Medicare program restricts coverage to patients who require skilled care whereas state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources. See "--Regulation." The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories as well as changes in the quality mix significantly affect the profitability of the Company's operations. Historically, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Also, the Company historically derived higher revenues from providing specialized medical services than from providing routine inpatient care. For the year ended September 30, 2001, the Company derived 20.5%, 30.2%, and 49.3% of its net patient revenues from private pay, Medicare and Medicaid services, respectively.

       The Company classifies payments from individuals who pay directly for services without governmental assistance through the Medicare and Medicaid programs as private pay revenue. The private pay classification also includes revenues from managed care companies, commercial insurers, health maintenance organizations, Veteran's Administration contractual payments, and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is likely to increase over the next several years. However, revenue from managed care payors does not constitute a significant portion of the Company's revenue at this time.

Employees

       The Company employs approximately 38,200 employees. The Company depends upon skilled personnel such as nurses as well as unskilled labor to staff its facilities. In some areas in which the Company operates there is a labor shortage that could have a material adverse effect upon the Company's ability to attract or retain sufficient numbers of skilled personnel or impair the Company's ability to attract or retain sufficient numbers of unskilled labor at reasonable wages. See "Management's Discussion of Financial Position and Results of Operations - Liquidity and Capital Resources."

       The Company has unionized facilities in Northern California, Michigan, Wisconsin, Connecticut, Maryland, Ohio, West Virginia, and Florida. The Company has collective bargaining agreements with unions representing employees at 28 facilities. In addition, a union represents employees at another of the Company facilities without a collective bargaining agreement. The Company, in connection with the Chapter 11 Cases currently intends to assume its collective bargaining agreements, or, in one case, assume and assign the agreement to a new operator.

       Of the Company's 12 unionized facilities in Northern California, 11 are represented by the Service Employees International Union ("SEIU") and are subject to a regional master collective bargaining agreement. The other unionized Company facility in Northern California is represented by the International Brotherhood of Teamsters ("Teamsters"). The SEIU and the Teamsters primarily represent certified nursing assistants, dietary workers, and laundry and housekeeping employees. In 5 of the 12 facilities, licensed nurses also are represented by the relevant union. The agreement with the SEIU expires on April 30, 2004, with a wage and benefit re-opener for the third year of the contract, which means that the agreement may be subject to renegotiation in 2003. This agreement has recently been renegotiated and is in the process of being rexecuted. The Teamsters' agreement expires on December 31, 2002.

       In Michigan, (i) six of the Company's facilities have a regional master collective bargaining agreement with the SEIU, (ii) one Company facility has an agreement with the American Federation of State, County, and Municipal Employees ("AFSCME"), and (iii) one Company facility has an employee council. The agreement with the SEIU expires on May 1, 2004, with a wage and benefits re-opener for the second and third year of the agreement, which means that the agreement may be subject to renegotiation in 2002 and 2003. The AFSCME agreement and the employee council agreement expired on September 30, 2001, and are currently being renegotiated.

       In Maryland, the SEIU represents employees at three of the Company's facilities. The agreements will expire on December 31, 2001, January 15, 2002, and January 31, 2002. The Company is in the process of renegotiating those contracts. At another of the Company's facilities in Maryland, the employees are represented by the United Food and Commercial Workers' Union ("UFCWU"). The UFCWU agreement will expire on April 30, 2004.

       In Wisconsin, there is one Company facility where the workers are represented by the SEIU. The SEIU agreement with respect to that facility will expire on May 1, 2004. In Connecticut, there is one Company facility that the Company is in the process of divesting where the employees are represented by the SEIU. The relevant agreement will expire on March 15, 2005, and is being assumed by and assigned to a new operator. The SEIU also represents employees at one Company facility in West Virginia and another in Florida. The SEIU agreement for the West Virginia facility will expire on March 1, 2002, and there is no agreement for the Florida facility. The Company is currently negotiating a collective bargaining agreement with respect to the Florida facility. In Ohio, there is one Company facility where the employees are represented by the Hotel Employees and Restaurant Employees Union ("HEREU"). The HEREU agreement with respect to that facility will expire on June 30, 2002.

       The Debtors cannot predict the effect continued union representation or future organizational activities will have on their businesses. For example, the SEIU in Connecticut engaged in multiple strikes before an agreement was reached. Likewise, the SEIU in California and Michigan engaged in informational picketing before an agreement was reached. However, the aforementioned organizations have not caused any material work stoppages in the past. There is no assurance that the Company will not experience a material work stoppage in the future.

ITEM 2.  PROPERTIES

       Throughout the pendency of the Chapter 11 Cases, the Company has sought to strengthen its financial performance and operations by divesting underperforming facilities and facilities not otherwise strategic to the Company's operations. Since the Petition Date, the Company has divested 74 facilities, including: (i) rejections of 33 facility leases, both by operation of law pursuant to Bankruptcy Code section 365(d)(4) and after notice and a hearing in accordance with Bankruptcy Code section 365(a); (ii) expirations of leases of 6 facilities; (iii) sales of 17 facilities pursuant to Bankruptcy Code section 363; (iv) closures of 4 facilities pursuant to plans approved by the required regulatory authorities; and (v) terminations of a management agreement with respect to 1 facility.

       In addition, the Company has rejected 47 leases of office and multiuse space no longer required by their existing operations or formerly used in discontinued and divested business lines.

       At September 30, 2001, the Company operated an aggregate of 326 skilled nursing and assisted living facilities of which 210 were owned and 115 were subject to long-term operating leases or subleases and 1 was managed. The Company's facilities that are leased are subject to long-term operating leases or subleases which require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under each of the leases generally increases based on a fixed percentage, increases in the U.S. Consumer Price Index or increases in facility revenues. Many of the leases contain renewal options to extend the terms. The Company considers its properties are well maintained and are in suitable condition for the conduct of its business.

       The following table sets forth certain information concerning the skilled nursing and assisted living facilities operated by the Company as of September 30, 2001.


                                                                  NUMBER OF FACILITIES                 NUMBER OF
                                                         ---------------------------------------       LICENSED
STATE                                                    OWNED      LEASED   MANAGED       TOTAL          BEDS
-----                                                    -----      ------   -------       -----      ----------

Alabama............................................         5           2       --            7             803
Arizona............................................         3           5       --            8             984
California.........................................         8          21       --           29           3,358
Colorado...........................................        26           4       --           30           3,152
Connecticut........................................         2           1       --            3             340
Florida............................................        19           9       --           28           3,522
Georgia............................................         4           6       --           10           1,275
Illinois...........................................         9           4       --           13           1,234
Louisiana..........................................         1           2       --            3             612
Maryland...........................................        11           2       --           13           2,157
Massachusetts......................................         5          --       --            5             562
Michigan...........................................        10          --       --           10           1,315
Mississippi........................................         1          10       --           11           1,225
Nebraska...........................................         7          --       --            7             581
North Carolina.....................................        29           2       --           31           3,958
Ohio...............................................         1          --       --            1              93
Pennsylvania.......................................         2          --       --            2             205
South Carolina.....................................         3           9       --           12           1,544
Tennessee..........................................         2           4       --            6             689
Texas..............................................        52          32        1           85           9,730
Virginia...........................................        --           2       --            2             166
West Virginia......................................         1          --       --            1             186
Wisconsin..........................................         5          --       --            5             629
Wyoming............................................         4          --       --            4             417
                                                          ---         ---       --          ---          ------
     Total.........................................       210         115        1          326          38,737
                                                          ===         ===       ==          ===          ======

       The Company calculated its aggregate occupancy percentages for all of its skilled nursing facilities as 87.4%, 86.1%, and 85.4% for the fiscal years ended September 30, 2001, 2000, and 1999, respectively. However, the Company believes that occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. The Company computes average occupancy percentages by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated. "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

       The following table sets forth certain information concerning the LTAC hospitals operated by the Company as of September 30, 2001.

                               OWNED OR LEASED            MANAGED               TOTAL
                              -----------------     -----------------      ----------------
                              FACILITIES   BEDS     FACILITIES   BEDS      FACILITIES  BEDS
                              ----------   ----     ----------   ----      ----------  ----
Arizona...................        1          21          --        --           1        21
Louisiana.................        3         172          --        --           3       172
Ohio......................       --          --           2        75           2        75
Texas.....................        6         377           1        25           7       402
                                 --         ---          --       ---          --       ---
   Total..................       10         570           3       100          13       670
                                 ==         ===          ==       ===          ==       ===

       The average occupancy rate for the Company's LTAC hospitals for the fiscal years ended September 30, 2001, 2000 and 1999 was 82.0%, 79.9% and 68.0%, respectively.

       Certain of the above properties serve as collateral for various mortgage debt instruments or capitalized lease obligations. The Company is in the final stages of reviewing its portfolio of properties and is in the process of divesting those properties that it believes do not meet acceptable quality or financial performance standards or do not fit strategically into the Company's operations.

       As a result of the Chapter 11 Filings, the Company is in default under certain of the leases and security arrangements pertaining to the facilities listed above. Additionally, certain of the Company's leases contain cross default provisions that may be triggered if certain of the Company's debt obligations are accelerated. The Company has received default notices under its leases from landlords owning a material number of the Company's facilities and security arrangements with certain lenders, primarily as a result of the Company's financial condition. The Joint Plan proposes treatments of certain Project Lenders with which they may not agree. There can be no assurance that the existing defaults and/or defaults that may arise in the future under such leases and security arrangements will not have a material adverse effect on the Company or its attempts to confirm the Joint Plan.

       In addition, the APS Division operates 31 institutional pharmacies located in 14 states, all of which are leased. As indicated previously, the Company will assume and assign a number of the real property leases relating to its APS Division. Those leases affiliated with the APS Division's operations that are not assumed and assigned will be rejected pursuant to the Joint Plan or following the closing of the APS Division sale transaction, subject to such period of occupancy as the purchaser of the APS Division may require for transition purposes and as ordered by the Bankruptcy Court.

       Finally, the Company leases three locations for corporate and regional offices, including its headquarters in Atlanta, Georgia. In addition, the Company's (i) LTAC operations lease 1 location in Austin, Texas that serves as the headquarters for the LTAC operations and (ii) the APS Division leases 1 location in Naperville, Illinois, which serves as the APS Division's corporate headquarters, as well as 3 locations that serve as distribution centers.

ITEM 3.  LEGAL PROCEEDINGS

       As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that the Company will not be liable for punitive or other damages awarded in litigation for which insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company's current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

       From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, and without giving effect to the discharge of certain of these claims in the Company's Chapter 11 Cases under Section 1141 of the Bankruptcy Code upon confirmation of the Joint Plan there are currently no proceedings which, individually, if determined adversely to the Company, and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition, lack of liquidity and change in the Company's general liability and professional liability ("GL/PL") insurance policies, settling a large number of cases within the Company's $1.0 million self-insured retention limit could have a material adverse effect on the Company.

       The Company and its subsidiaries have reached an agreement in principle on the following terms with the United States to resolve certain United States Claims against the Company and its subsidiaries arising prior to the petition date (the "Global Settlement"). United States Claims are those claims or causes of action against the Company asserted by or on behalf of the United States (including all of its agencies, departments, agents, fiscal intermediaries, employees, assigns, or third parties under 31 U.S.C. ss. 3730(b) or (d), and also including all qui tam actions) seeking payments, damages, offsets, recoupments, penalties, attorneys' fees, costs, expenses of any kind, or other remedies of any kind: (i) under the False Claims Act, 31 U.S.C. ss.ss. 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. ss. 1320a-7a; and the Program Fraud Civil Remedies Act, 31 U.S.C. ss.ss. 3801-3812; and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, under the TRICARE Program, 10 U.S.C. ss.ss. 1071-1106, or any other federal health program; (iii) for civil monetary penalties imposed pursuant to 42 U.S.C. ss.1395i-3(h)(2)(B)(ii) and 42 U.S.C. ss. 1396r(h)(2)(A)(ii) or other applicable law; (iv) arising under any provider agreement or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid, and other federal health programs (as defined in 42 U.S.C. ss. 1320a-7b(f) and under 42 U.S.C. ss. 1320a-7(b) and 42 U.S.C. ss. 1320a-7a).

       The description of the principal terms set forth herein is intended to reflect the material concepts that have been part of the negotiations between the Company and the United States. The Company and the United States are working together to draft a mutually-acceptable settlement agreement and obtain all necessary approvals for the settlement to be effective. Any settlement agreement will be subject to Bankruptcy Court approval and become effective upon the Effective Date of the Joint Plan (if confirmed) and is anticipated to include that: (i) all Medicare Claims and debts arising prior to the Petition Date will be released as between CMS and the Company; (ii) the United States will approve a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle ("Prudent Buyer Settlement"); the Company will waive its rights to collect any amounts due pursuant to the Prudent Buyer Settlement; CMS will adjust certain SNF PPS base year cost reports so that certain SNF cost reports with fiscal years ending December 31, 2001, and after are calculated accurately; (iii) CMS will pay the Company $3 million; (iv) the Department of Justice will release the Company from certain "covered conduct" alleged within 6 qui tam lawsuits and certain other disputes under the Federal False Claims Act;
(v) the Company will be responsible for any attorney fees sought by qui tam relators' counsel and will be negotiated by Company counsel; (vi) the United States will waive any claims for Medicare reimbursement for two voluntary disclosures made by the Company to the United States; the United States will also waive any Claims for Medicare reimbursement related to an OIG investigation; (vii) the Company will enter into a corporate integrity agreement ("CIA") with the OIG; this agreement is also under negotiation; (viii) the Company will reject and terminate certain provider agreements for discontinued operations in the home health and rehabilitation businesses; (ix) the Company and the United States will agree to a list of facilities that are included in this settlement; (x) all prepetition cost years (i.e., cost years ending on or before the January 18, 2000 Petition
Date) will be fully and finally resolved by the settlement; accordingly, the Company will withdraw all pending challenges to CMS' determinations relating to these cost years, including, but not limited to, administrative appeals and requests for reopening; (xi) for cost years that span the Petition Date CMS will finally settle the cost reports for such "straddle" years, and the Company will retain its rights to appeal or request the reopening of such years, but any relief awarded to the Company relating to such years will be pro-rated so that the prepetition portion is waived and the postpetition portion is preserved; and
(xii) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company will pay as an administrative expense any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

       The Company denies liability for the United States Claims. However, in order to avoid the delay, uncertainty, inconvenience and expense of protracted litigation, the parties have agreed to a negotiated settlement and compromise of the United States Claims. In connection with this Global Settlement, certain of the matters described and identified below will be resolved.

       On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. This action is expected to be settled as part of the Global Settlement.

       On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, Inc., owns a minority partnership interest in defendant Valley X- Ray. The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are that
(i) the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and (ii) the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 million to $7.2 million. As the result of a motion filed by the Company on November 23, 1998, GranCare was dismissed from the case. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. This action was settled on March 30, 2001 at no cost to the Company. The United States is no longer pursuing this action and Valley X-Ray is in the process of winding up its affairs.

       On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al, case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted defendant Donald C. Beaver's Motion to Dismiss on December 6, 1999. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. On or about April 19, 2000 plaintiffs filed an Amending Petition seeking to bring Donald C. Beaver back into the case as a defendant. Mr. Beaver has filed a Motion to Dismiss the Amending Petition and no date for hearing has been set. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, ss. 362 of the Bankruptcy Code, all proceedings against the Company were stayed. However, in exchange for the Company's agreement to lift the stay, the plaintiffs have agreed to limit all recovery from the Company in this case to insurance proceeds.

       On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. To date, the Government has declined to intervene. The complaint which was unsealed, has been amended to add additional relators and allegations under the Federal False Claims Act. In response to the Notice of Stay submitted under 11 U.S.C. ss. 362, the District Court, on January 26, 2000, dismissed the plaintiffs' claims against defendants subject to reinstatement within thirty
(30) days after the stay is discontinued. This action is expected to be settled as part of the Global Settlement.

       On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by producing documents responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators' complaint. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. This action is expected to be settled as part of the Global Settlement.

       On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil False Claims Act against a Company subsidiary and another health care provider. The United States has not yet made its intervention decision in the case. The complaint alleges that the Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principle and interest had been made. False statements were allegedly submitted and fraudulent records created during the years 1992 through 1996. This action is expected to be settled as part of the Global Settlement.

       On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East. The subpoena requests medical records and other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages. Civil aspects of this investigation are expected to be settled as part of the Global Settlement.

       On approximately June 8, 1999, December 13, 2000 and October 16, 2001, the OIG issued subpoenas duces tecum to Mariner of Catonsville. The subpoenas request medical records pertaining to residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and to advise the Company with respect to this investigation. This investigation is expected to be resolved as part of the Global Settlement.

       In connection with negotiating the Global Settlement, the Company was apprised of an action entitled United States ex rel. Carroll. v. Living Centers of America, et al., No. 97-cv-2606 (M.D. Fla.). This matter involves claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision. The complaint alleges that certain of the Company's facilities engaged in fraudulent practices which resulted in their filing false claims with the federal government in connection with reimbursement for durable medical supplies under the Medicare program. The complaint also alleges that certain of the Company's facilities engaged in a reimbursement scheme whereby the facility entered into an illegal referral arrangement involving waiver of co-insurance payments. The allegations cover all claims for reimbursement made by certain of the Company's facilities from the federal government during calendar years 1992 through 1999. The complaint seeks treble damages and penalties under the Federal Civil False Claims Act, and attorneys fees and costs. This action is expected to be settled as part of the Global Settlement.

       Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision in either case when stays were entered, and the matters remain sealed. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's skilled nursing facilities during the cost report years 1992 through 1999. The complaint seeks treble damages and penalties under the federal Civil False Claims Act, and attorneys fees and costs. These actions are expected to be settled as part of the Global Settlement.

       On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Cases commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the NCH Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which HCFA (now CMS) disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim is approximately $8.2 million. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses.

       On December 13, 2001, the Company filed a motion to approve a settlement agreement with NCH, pursuant to which, among other things, (i) the Company would pay NCH $3.3 million in cash; (ii) the NCH Complaint and all other pleadings associated with the adversary proceeding would be dismissed, with prejudice;
(iii) NCH would withdraw any proofs of claim that it has filed against the Company and any of its subsidiaries, which include a bankruptcy claim of at least approximately $9.5 million in the Company's Chapter 11 Cases (which consists of an allegedly secured claim of at least approximately $8.2 million and an alleged unsecured claim of at least approximately $1.1 million), and an allegedly secured claim of at least approximately $0.7 million in the Mariner Health Chapter 11 Cases; and (iv) NCH, on the one hand, and the Company and its subsidiaries, on the other, would exchange mutual releases. The NCH Settlement Motion is scheduled to be heard by the Bankruptcy Court on January 3, 2002.

       On June 11, 2001, one of the Company's insurance carriers ("Royal") commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal seeks, among other things, certain declaratory judgments that Royal is not required to insure, in whole or in part, certain of the personal injury claims falling under two policies of GL/PL insurance issued to the Company's MHG subsidiary by Royal. In particular, the adversary proceeding raised the following issues, among others: (i) in cases alleging multiple injuries or "continuing wrongs," what event triggers coverage;
(ii) in such cases, whether one or more self-insured retentions apply before coverage becomes available; (iii) whether Royal has to drop down to provide "first dollar" coverage under one policy; and (iv) with respect to a policy cancelled by Royal on July 31, 1999, long before the policy would have expired by its terms, whether the aggregate self-insured retention should be prorated due to the cancellation.

       On July 23, 2001, the Company filed an Answer, Affirmative Defenses, and Counterclaim. The Counterclaim was amended on August 21, 2001 (as amended, "Counterclaim"). The Counterclaim joined issue with certain of the declaratory judgments sought by Royal, and also sought, inter alia, declaratory judgments and monetary relief relating to, among other things: (i) whether the policies are subject to self-insured retentions or deductibles; (ii) whether Royal breached its duty to defend under the policies; and (iii) whether Royal breached the alternative dispute resolution procedure order (the "ADR Procedure") entered by the Bankruptcy Court or acted in bad faith in impeding the Company's efforts under the ADR Procedure. Additionally, the Counterclaim objected to Royal's proofs of claim.

       One of the Company's excess insurance carriers, Northfield Insurance Company ("Northfield") moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, which was subsequently granted.

       Prior to the parties engaging in any significant discovery, the parties agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, the Company agreed to dismiss the Counterclaim without prejudice, and Royal and the Company agreed to work together to resolve claims in the ADR Procedure. The parties intend that the notices of withdrawal will be filed with the Bankruptcy Court shortly. Northfield did not agree to dismiss its complaint in intervention. Accordingly, the Company and Northfield are currently engaging in discovery.

       In addition to the Global Settlement discussed above, the Company has reached an agreement in principle with the State of Texas to resolve the claims of the Texas Department of Human Services ("TDHS") and Office of Attorney General ("TOAG"), including those for civil penalties and administrative penalties. The following description reflects the main terms of the agreement between the Company and the State of Texas, which is subject to Bankruptcy Court approval. A motion to approve the settlement, which will attach a copy of the settlement agreement ("Texas Settlement Agreement"), will be filed with the Bankruptcy Court in advance of the confirmation hearing to confirm the Company's Plan of Reorganization.

       The settlement provides that all prepetition claims of TDHS and TOAG related to civil penalties and administrative penalties will be satisfied in full by allowing TDHS/TOAG an unsecured claim in the Company's Chapter 11 Cases in the amount of $1.6 million, which claim will be subordinated to all other general unsecured claims, and by payment to TDHS/TOAG of $0.6 million in cash within twenty (20) business days after entry of the Bankruptcy Court's order approving the Texas Settlement Agreement. With respect to postpetition TDHS Claims based on administrative penalties, subject to certain exceptions: (i) all claims for $1,500 or less will be settled for $0 and no findings of fact; (ii) all claims in excess of $75,000 will not be resolved by virtue of the Texas Settlement Agreement, but rather will be resolved on an individual basis or tried in the ordinary course of the Company's business; and (iii) all postpetition claims between $1,500 and $75,000 will be settled in full by payment by the Company of sixty-five percent (65%) of the imposed administrative penalty that is the basis for the claim within twenty (20) business days after entry of the Bankruptcy Court's order approving the Texas Settlement Agreement. Postpetition TOAG Claims for civil penalties will not be resolved by virtue of the Texas Settlement Agreement, but rather will be resolved on an individual basis or tried in the ordinary course of the Company's business. The Company will agree not to contest certain survey findings of fact that support the relevant penalty claims, but reserves the right to contest survey findings of fact unrelated to the penalty claims, as well as the legal conclusion resulting from the facts and the application and use of the findings of fact. Upon compliance with the Texas Settlement Agreement, the Company will receive a release of all prepetition claims of TDHS and TOAG related to civil penalties and administrative penalties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Markets and Sales Prices of Common Equity Securities

       The Common Stock has traded on the OTC-BB under the symbol "MPAN Q" since November 2, 1999. The Common Stock previously traded on the New York Stock Exchange ("NYSE") under the symbol "MPN" from August 1, 1998 through November 1, 1999. The following table shows the high and low sales prices for the Common Stock as reported by the NYSE and the OTC-BB for the periods indicated:

                              FISCAL YEAR 2001           FISCAL YEAR 2000
                          -------------------------  --------------------------
QUARTER ENDED                HIGH          LOW          HIGH           LOW
                          ------------  -----------  ------------  ------------
December 31............    $     0.09   $     0.03    $     0.41    $     0.05
March 31...............    $     0.27   $     0.05    $     0.50    $     0.06
June 30................    $     0.17   $     0.08    $     0.23    $     0.06
September 30...........    $     0.10   $     0.04    $     0.16    $     0.08


Number of Stockholders

       At September 30, 2001, there were approximately 1,029 holders of record of the Company's common stock.

Dividends

       The Company has not paid nor declared any cash dividends on its common stock since its inception. During the Company's Chapter 11 Cases, the Company is prohibited from paying dividends.

ITEM 6.      SELECTED FINANCIAL DATA

       The following selected financial data are for each of the fiscal years in the period 1997 through 2001 and as of the end of each such fiscal years. The statement of operations data presented for fiscal years 2001, 2000 and 1999 and the balance sheet data as of the end of fiscal years 2001 and 2000 are derived from the Company's consolidated financial statements and related notes thereto included elsewhere herein. The 1998 financial information gives effect to the LCA/GranCare Mergers effective November 1, 1997 and the Mariner Merger effective July 31, 1998.

                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------------------------
                                               2001              2000             1999             1998            1997
                                            -----------      -----------      -----------      -----------      ---------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

STATEMENT OF OPERATIONS DATA:
 Net revenues ..........................    $ 1,872,135      $ 1,879,307      $ 1,990,863      $ 1,802,203      $ 943,540
 Total costs and expenses ..............      1,863,657        1,885,867        3,414,448        1,921,464        875,469
                                            -----------      -----------      -----------      -----------      ---------
 Operating income (loss) ...............          8,478           (6,560)      (1,423,585)        (119,261)        68,071
 Other income (expenses):
   Interest expense ....................         (5,171)         (71,905)        (204,247)        (125,267)       (21,335)
   Interest and dividend income ........          6,007           11,366            9,075           10,980          4,549
   Reorganization items ................        (47,721)         (10,816)              --               --             --
   Other ...............................           (462)           2,261              771             (322)           (24)
                                            -----------      -----------      -----------      -----------      ---------
 Income (loss) from continuing
   operations before income taxes ......        (38,869)         (75,654)      (1,617,986)        (233,870)        51,261
 Provision (benefit) for income taxes ..         (4,807)         (19,374)              --          (10,866)        33,604
                                            -----------      -----------      -----------      -----------      ---------
 Income (loss) from continuing
   operations ..........................        (34,062)         (56,280)      (1,617,986)        (223,184)        17,657
 Discontinued operations:
   Income (loss) from discontinued
     pharmacy operations ...............            667           (2,705)        (160,296)          24,807         26,260
                                            -----------      -----------      -----------      -----------      ---------
 Income (loss) before extraordinary
   loss ................................        (33,395)         (58,985)      (1,778,282)        (198,377)        43,917
 Extraordinary loss on early
   extinguishment of debt, net of
   $6,034 income tax benefit ...........             --               --               --          (11,275)            --
                                            -----------      -----------      -----------      -----------      ---------
 Net income (loss) .....................    $   (33,395)     $   (58,985)     $(1,778,282)     $  (209,652)     $  43,917
                                            ===========      ===========      ===========      ===========      =========


 Earnings (loss) per share (1):
 Basic:
   Income (loss) from continuing
     operations ........................    $     (0.46)     $     (0.76)     $    (22.03)     $     (4.59)     $    0.30
   Income (loss) from discontinued
     operations ........................           0.01            (0.04)           (2.18)            0.51           0.45
   Extraordinary loss ..................             --               --               --            (0.23)            --
                                            -----------      -----------      -----------      -----------      ---------
   Net income (loss) ...................    $     (0.45)     $     (0.80)     $    (24.21)     $     (4.31)     $    0.75
                                            ===========      ===========      ===========      ===========      =========

Diluted:
   Income (loss) from continuing
     operations ........................    $     (0.46)     $     (0.76)     $    (22.03)     $     (4.59)     $    0.29
   Income (loss) from discontinued
     operations ........................           0.01            (0.04)           (2.18)            0.51           0.44
   Extraordinary loss ..................             --               --               --            (0.23)            --
                                            -----------      -----------      -----------      -----------      ---------
   Net income (loss) ...................    $     (0.45)     $     (0.80)     $    (24.21)     $     (4.31)     $    0.73
                                            ===========      ===========      ===========      ===========      =========


 Shares used in computing earnings
  (loss) per share:
 Basic (1) .............................         73,688           73,688           73,459           48,601         58,613
                                            ===========      ===========      ===========      ===========      =========
 Diluted (1) ...........................         73,688           73,688           73,459           48,601         59,808
                                            ===========      ===========      ===========      ===========      =========


 OPERATING STATISTICS:
 Number of facilities (end of period) ..            326              364            413              428            202
 Average occupancy rate ................           87.4%            86.1%          85.4%            84.1%          82.9%
 Revenue by payor source:
   Medicaid ............................           49.3%            50.9%          46.9%            42.1%          41.6%
   Medicare ............................           30.2%            27.4%          27.5%            30.7%          29.4%
   Private and other ...................           20.5%            21.7%          25.6%            27.2%          29.0%

---------------

(1) Earnings per share and number of shares outstanding have been adjusted to reflect the three-for-one stock split effective December 30, 1997.

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------------
                                              2001            2000            1999            1998            1997
                                         ------------    ------------    ------------    ------------    ------------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
 BALANCE SHEET DATA:
 Working capital.....................    $    334,444    $    331,711    $ (1,829,065)   $    484,879    $    202,886
 Total assets........................    $  1,230,978    $  1,247,635    $    977,728    $  3,033,915    $    871,941
 Long-term debt, including current
   portion (2).......................    $  2,116,755    $  2,147,756    $  2,146,434    $  2,022,480    $    293,533
 Stockholders' equity (deficit)......    $ (1,471,509)   $ (1,440,177)   $ (1,386,019)   $    397,014    $    375,283
 Total capitalization................    $    645,246    $    707,579    $    760,415    $  1,625,466    $    668,816

---------------
(2) Long-term debt, including current portion, at September 30, 2001 includes approximately $2,057,067 classified as liabilities subject to compromise. At September 30, 2000 all long-term debt, including current portion, is classified as liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Selected Financial Data in Item 6 and the Company's consolidated financial statements included herein set forth certain data with respect to the financial position, results of operations and cash flows of the Company which should be read in conjunction with the following discussion and analysis.

Overview

       The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled nursing facilities. At September 30, 2001, the Company's significant operations consisted of 326 SNFs, including 9 stand-alone assisted living facilities, in 24 states with approximately 38,700 licensed beds and significant concentrations of facilities and beds in five states and several metropolitan markets. The Company also operates 13 owned, leased or managed LTAC hospitals with approximately 670 licensed beds in four states. See Note 21 of the Company's consolidated financial statements for financial information about the Company's segments.

       As previously noted, on January 18, 2000, Mariner Post-Acute Network, Inc., Mariner Health, and substantially all of their respective subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of title 11 of the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On November 30, 2001, the Debtors filed their Joint Plan and related Disclosure Statement with the Bankruptcy Court. On December 14, 2001 the Debtors filed an amendment to both the Joint Plan and Disclosure Statement. AS NOTED PREVIOUSLY, NO DISCLOSURE STATEMENT FOR THE JOINT PLAN HAS BEEN APPROVED BY THE BANKRUPTCY COURT, AND NO ACCEPTANCES OF THE JOINT PLAN ARE BEING SOLICITED AT THIS TIME. MOREOVER, THE JOINT PLAN HAS NOT BEEN CONFIRMED BY THE BANKRUPTCY COURT, AND THERE CAN BE NO ASSURANCE THAT THE JOINT PLAN WILL BE CONFIRMED OR CONSUMMATED.

       A hearing on the Disclosure Statement has been set for January 16, 2002. Until the Joint Plan is confirmed, the Chapter 11 Cases raise doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability of the Company to comply with the terms of its various commitments of debtor-in-possession financing, confirmation of a plan of reorganization, success of future operations after such confirmation, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Joint Plan will change materially the amounts currently recorded in the Company's consolidated financial statements (see Note 3 of the Company's consolidated financial statements). See "Business" for a summary of the Joint Plan, which is qualified in its entirety by reference to the Joint Plan filed as an exhibit to this Annual Report on Form 10-K.

       At a meeting of the Board of Directors of the Company duly called and held on December 13, 2001, the Company's Amended and Restated Bylaws were amended to change the Company's fiscal year end to December 31. Accordingly, the Company will include audited financial statements for the year ended December 31, 2001 in a transitional Annual Report on Form 10-K with respect to this period.

       Historically, the Company (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to inpatient healthcare facilities throughout the United States; (ii) operated outpatient rehabilitation therapy clinics; (iii) managed specialty medical programs in acute-care hospitals; and (iv) operated home health, hospice, and private duty nursing branches (the "Divested Businesses"). In addition, since the inception of the Chapter 11 Cases, the Company has divested itself of 74 SNFs (the "Divested Facilities") through lease rejections, lease expirations, facility sales and facility closures. The net effect of the Divested Businesses and Divested Facilities has had a positive effect on the Company's results of operations.

         On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare. The Company expects the sale of the APS Division to close by January 31, 2002. Accordingly, the APS Division has been reflected as a discontinued operation and is not included in the year to year comparison presented below. See "Business-American Pharmaceutical Services" and Note 4 to the Consolidated Financial Statements.

Results of Operations

       Net revenues for nursing home services accounted for $1,759.9 million, or 94.0%, and $1,768.7 million, or 94.1%, of the Company's $1,872.1 million and $1,879.3 million total net revenues for the fiscal years ended September 30, 2001 and 2000, respectively. Revenues for nursing home services are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix. The following table sets forth certain operating data for the Company's SNFs as of the dates indicated.

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                               2001        2000         1999
                                                              --------------------------------

Total average residents.................................      35,047      39,099       40,389
Weighted average licensed beds available for use........      40,105      45,389       47,267
Weighted average occupancy..............................        87.4%       86.1%        85.4%

         Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect the Company's revenues and profitability. Changes in reimbursement rates, including the implementation of PPS, have adversely affected the Company resulting in significantly lower Medicare revenues than the Company would have received under the previous cost-based payment methodology. Under this system, each skilled nursing facility received an interim payment during the year then submitted an annual cost report prepared in accordance with federal and state regulations, subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements should not have a material effect on financial position or results of operations.

       The table below sets forth the approximate percentage of the Company's net patient revenues derived from the various sources of payment for the periods indicated.

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                 2001        2000        1999
                                                               -------------------------------
Medicaid................................................         49.3%       50.9%       46.9%
Medicare................................................         30.2%       27.4%       27.5%
Private and other.......................................         20.5%       21.7%       25.6%

Fiscal Year 2001 Compared to Fiscal Year 2000

         Net revenues totaled $1,872.1 million for fiscal year 2001, a decrease of $7.2 million, or 0.4%, as compared to fiscal year 2000. Although, net revenues for nursing home services experienced a decrease of $8.8 million, or 0.5%, net revenues of the Company's SNFs, excluding the Divested Facilities, increased by 9.2%, or approximately $139.9 million. The increase resulted from numerous factors including a 4.8% increase in Medicare reimbursement rates in connection with the recent legislative relief provided by the BBRA and BIPA. In addition, average per diem rates for Medicaid reimbursement increased 7.4% in fiscal year 2001 as compared to fiscal year 2000. This increase was offset by a decrease in revenues of $149.4 million due to the impact of the divestiture of approximately 44 SNFs during fiscal year 2001 and 28 SNFs during fiscal year 2000. The Company anticipates that, in the aggregate, these divestitures will improve operating results in the future (see Note 5 of the Company's consolidated financial statements).

         Operating income (loss), which includes impairment of long-lived assets of $19.4 million, recapitalization, indirect merger and other expenses of $8.6 million, and loss on disposal of assets of $3.7 million for fiscal year 2000, increased from an operating loss of $6.6 million in fiscal 2000 to operating income of $8.5 million in fiscal 2001. Total costs to expenses, excluding impairment of long lived assets recapitalization, indirect merger and other expenses, and loss on disposal of assets ("Operating Costs"), increased $9.5 million from $1,854.2 million for fiscal year 2000 to $1,863.7 million for fiscal year 2001.

         Operating costs for fiscal year 2001 include a charge of approximately $33.4 million primarily relating to the settlement of qui tam actions included in the Global Settlement (see Item 3 -- legal proceedings). In addition ancillary service expenses increased $22.6 million, or 25.3%, from $89.5 million for fiscal year 2000 to $112.1 million for fiscal year 2001. The cost of ancillary services, which includes pharmaceuticals, is affected by the level of service provided and patient acuity. Insurance expense, which includes the cost of premiums for risks insured through third party insurance carriers and loss provisions for self insured retention and deductibles, also increased $14.1 million, or 13.5%, for fiscal year 2001 as compared to fiscal year 2000. The increase in insurance expense relates to an increase in premium costs and increased loss provisions for incurred but not reported losses, primarily related to the state of Florida. The increases within Operating Costs were offset by decreases in salaries, wages and benefits of approximately $19.0 million, rent expense of $17.9 million, and general and administrative expenses of $15.3 million, or 7.3%. Salaries, wages and benefits, which comprise 61.5% and 62.8% of Operating Costs for fiscal year 2001 and 2000, respectively, decreased primarily as a result of the divesture of approximately 72 SNFs during the past two fiscal years. The decrease from the divestitures are partially offset by an increase in wages. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. See "--Regulation." The decrease in rent expense from $80.6 million for fiscal year 2000 to $62.8 million for fiscal year 2001 was primarily a result of the divestiture of facilities during both of the fiscal years. General and administrative expenses, which include the indirect administrative costs associated with operating the Company, decreased during fiscal year 2001 as compared to fiscal year 2000 mainly as a result of the Company's continued efforts to reduce overhead costs.

         Interest expense totalled $5.2 million for fiscal year 2001 as compared to $71.9 million for fiscal year 2000. The decrease is due to the fact that since the Petition Date, the Company discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise in accordance with the American Institute of Certified Public Accountants Statement of Position 98-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Contractual interest for the fiscal years ended September 30, 2001 and 2000 was $201.1 million and $238.8 million, respectively, which is $195.9 million and $167.0 million in excess of interest expense included in the Company's consolidated financial statements included herein.

         Reorganization items, consisting of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings, increased approximately $36.9 million from $10.8 million in fiscal year 2000 to $47.7 million in fiscal year 2001. The increase is attributable to an increase of $14.1 million for professional fees incurred in connection with the Chapter 11 Cases and an increase of $9.6 million for other reorganization costs, which primarily relate to employee retention and severance, due to the impact of the facilities divested during fiscal year 2001. In addition, net gain on divestiture included in reorganization items decreased from $14.7 million to a net loss on divestiture of $1.5 million for fiscal year 2000 and 2001, respectively. During fiscal year 2000, the Company realized a net gain of approximately $11.1 million due to a settlement agreement reached with Senior Housing Properties Trust primarily related to the leasing of twenty-two Company facilities. (See Note 5 of the Company consolidated financial statements).

         The results of the APS Division have been classified as a discontinued operation. Income from operations of discontinued pharmacy operations increased from a loss of $2.7 million for fiscal year 2000 to income of $0.7 million for fiscal 2001. Revenues of the APS Division decreased by $22.7 million for fiscal year 2001 as compared to fiscal year 2000. The decrease is primarily attributable to a reduction in the number of beds served as well as decreased sales to new and existing customers. Total costs and expenses decreased $28.4 million primarily as a result of an decrease of $15.9 million in ancillary services expense, which is affected by the level of service provided and patient acuity, and a decrease in salaries, wages and benefits of $15.9 million. See Note 4 of the Company's consolidated financial statements.

Fiscal Year 2000 Compared to Fiscal Year 1999

       Net revenues totaled $1,879.3 million for fiscal year 2000, a decrease of $111.6 million as compared to fiscal year 1999. Net revenues decreased by $286.6 million primarily as a result of the termination of all contracts to provide therapy services effective May 31, 1999 and the divestiture or closure of the Company's outpatient rehabilitation clinics, hospital rehabilitation management contract business, and substantially all home health operations during fiscal year 1999. This decrease was offset by an increase in nursing home services of $175.0 million, which is a result of a change in the payor mix year over year and increased average per diem rates from Medicaid. In addition, during fiscal year 1999 the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, which included $39.3 million to reduce the estimated amount receivable from cost reports filed, remaining open or settled during the year. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items, primarily pertaining to related party adjustments asserted by the fiscal intermediaries through the reopening of certain Mariner Health cost reports, primarily for 1995 and 1996 (see Note 1 of the Company's consolidated financial statements). During fiscal year 2000, the Company divested itself of approximately 29 owned, leased and managed skilled nursing facilities which resulted in a decrease in net revenues of approximately, $33.7 million. The net results of these divestitures are expected to have a positive effect on operating results (see Note 5 of the Company's consolidated financial statements).

       Total costs and expenses, excluding impairment of long--lived assets, recapitalization, indirect merger and other costs, and loss on disposal of assets decreased approximately $380.5 million, or 17.0% to $1,854.2 million for fiscal year 2000 as compared to fiscal year 1999. These costs and expenses primarily consist of salaries, wages, and employee benefits, which represent approximately $1,165.0 million, or 62.8%, of the total for fiscal year 2000 as compared to $1,210.4 million, or 54.2%, of the total for fiscal year 1999. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. See "- Regulation." The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. Ancillary services decreased approximately $129.8 million, or 59.2%, primarily due to the result of the implementation of PPS and the insourcing of previously outsourced contract rehabilitation therapists. General and administrative expenses, which include the indirect administrative costs associated with operating the Company, decreased approximately $63.6 million, or 23.4%, to $208.2 million for fiscal year 2000 as compared to fiscal year 1999 mainly as a result of the Company's continued efforts to reduce overhead costs.

       Rent expense totaled $80.6 million for fiscal year 2000, a decrease of $18.2 million, or 18.4%, as compared to fiscal year 1999. In addition, depreciation and amortization expense totaled $49.2 million for fiscal year 2000, a decrease of $58.3 million, or 54.2%. These decreases were primarily a result of the impact of the Divested Businesses, and the write-down of the Company's long-lived assets during fiscal year 1999, and the divestiture of facilities during fiscal year 2000 and 1999.

       Provision for bad debts totaled $30.2 million for fiscal year 2000, a decrease of $73.3 million as compared to fiscal year 1999. The decrease primarily relates to an increased provision for bad debts in fiscal year 1999. The increase in fiscal year 1999 was primarily due to the effects of the implementation of PPS, which reduced the cash flows of the therapy operations' customers resulting in an increased aging and uncollectible accounts receivable. In addition, the Company's accounts receivable continued to deteriorate during the year due to the multiple complexities involved with the change to Medicare PPS billing, system conversions and consolidation, and turnover of facility-level billing and collection personnel (see Note 13 of the Company's consolidated financial statements).

       In the fourth quarter of fiscal year 2000, the Company recorded a non-cash charge related to the impairment of certain long-lived assets as required by the Company's accounting policy, which follows the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, an impairment loss is recognized when indicators of impairment are present and the sum of the expected undiscounted cash flows are not sufficient to recover the asset's carrying amount. The difference between the carrying amount of the long-lived assets being evaluated and the estimated fair value of the assets represents the impairment loss. Fair value is based on market prices where available, estimates of market value, or determinations using various valuation techniques including anticipated future cash flows discounted at rates commensurate with the risks involved. This analysis resulted in the identification and measurement of an impairment loss of approximately $19.4 million during fiscal year 2000 relating principally to several skilled nursing facilities with cash flow losses or where projected cash flows were not sufficient to recover the carrying amount of their goodwill and property and equipment. The impairment loss was comprised of $12.1 million of goodwill and $7.3 million of property and equipment (see Note 14 of the Company's consolidated financial statements).

       Recapitalization, indirect merger, and other expenses totaled approximately $8.6 million for fiscal year 2000 and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness prior to the Petition Date, approximately $2.8 million of costs incurred related to the closure of its therapy business and $0.3 million of other expenses. Recapitalization, indirect merger, and other expenses totaled approximately $61.9 million for fiscal year 1999 and included approximately $15.6 million of costs related to the Mariner Merger, approximately $15.1 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness and approximately $31.2 million of other expenses.

       Loss on disposal of assets totaled $3.7 million during fiscal year 2000 which included a net loss of approximately $2.7 million as a result of the Company's disposition of its remaining home health operations. Loss on disposal of assets totaled $242.7 million during fiscal year 1999 which primarily reflected the termination of contracts to provide therapy services and the closure of the therapy business effective May 31, 1999. The Company also recorded a loss on disposal of $2.5 million resulting from the sale of the assets of the outpatient rehabilitation clinics and $4.9 million resulting from the sale of the hospital rehabilitation management contract business (see Note 5 of the Company's consolidated financial statements).

       Interest expense totaled $71.9 million for fiscal year 2000, a decrease of $132.3 million as compared fiscal year 1999. The decrease is due to the fact that the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise effective January 18, 2000 in accordance with SOP 90-7. Contractual interest for fiscal year 2000 was $238.9 million which is $167.0 million in excess of interest expense included in the Company's consolidated financial statements for fiscal year 2000.

       Reorganization items totaled $10.8 million for fiscal year 2000. Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings (see
Note 3 of the Company's consolidated financial statements).

       The results of the APS Division have been classified as a discontinued operation. Income from operations of discontinued pharmacy operations increased from a loss of $160.3 million for fiscal year 1999 to a loss of $2.7 million for fiscal 2000. Revenues of the APS Division decreased by $43.3 million for fiscal year 2000 as compared to fiscal year 1999. The majority of the decrease is attributable to a reduction in the number of beds served as well as lower revenues attributable to the loss of a contract to provide respiratory services to a major customer. The remaining decrease is principally attributable to lower per unit pricing charged to customers as a result of PPS. Total costs and expenses of the APS Division, excluding a charge for impairment of long-lived assets of $120.8 million in fiscal 1999, decreased $78.8 million. The decreases were primarily a result of decreases in ancillary services of $23.5 million and provision for bad debits of $26.8 million. See Note 4 of the Company's consolidated financial statements.

Seasonality

       The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third party payment rate changes, the number of work days in the period and seasonal census cycles.

Liquidity and Capital Resources of the Company

    Overview.

       Cash and cash equivalents were $209.0 million at September 30, 2001. The Company and its subsidiaries also have available $75.0 million in debtor-in-possession financing, as described below, none of which was borrowed as of such date except for approximately $6.0 million of letters of credit issued under the Company DIP Financing (as defined below). In addition, $7.9 million of letters of credit are issued under Mariner Health DIP Financing (as defined below), collateralized by $8.3 million of cash collateral with PNC Bank, National Association ("PNC") which cash collateral is not available for other purposes.

       Cash provided by operating activities of continuing operations was $139.6 million for the fiscal year ended September 30, 2001 as compared to $126.9 million provided by operating activities of continuing operations for the fiscal year September 30, 2000. Receivables increased $58.0 million in the fiscal year ended September 30, 2001 principally in the Company's nursing home segment resulting from an increase in average days outstanding, increased reimbursement rates under the Medicare and Medicaid programs, and an increase in weighted average occupancy in fiscal 2001 as compared to fiscal 2000. Long-term insurance reserves increased approximately $53.9 million resulting from the provision for the current period and reduction in claims settled due to the automatic stay protection afforded by the Bankruptcy Code.

       Cash utilized by investing activities was $19.4 million for the fiscal year ended September 30, 2001 as compared to $2.2 million provided by investing activities for the fiscal year ended September 30, 2000. Cash utilized by investing activities primarily consisted of the use of $31.9 million related to capital expenditures for the year ended September 30, 2001. Cash utilized by investing activities also included $7.9 million of proceeds from the sale of property, equipment and other assets (see Note 5 of the Company's consolidated financial statements).

       Cash utilized by financing activities was $39.7 million in the fiscal year ended September 30, 2001 as compared to cash utilized by financing activities of $10.3 million for the year ended September 30, 2000. Cash utilized by financing activities for the fiscal years ended September 30, 2001 and 2000 primarily represent principal repayments of prepetition long-term debt, including repayments made against the Company's senior credit facility as a result of the application of a portion of the cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments (see "- Debtor-in-Possession Financing for the Company"). In addition, cash utilized by financing activities for the fiscal year ended September 30, 2001 includes a $15.0 million adequate protection payment by Mariner Health to the MHG Senior Credit Facility Claim Holders in connection with the extension of the maturity date of the Mariner Health DIP Financing (as defined below) to December 31, 2001 (see "- Debtor-in-Possession Financing for Mariner Health").

       The primary sources of revenue for the Company are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and thereafter, the federal Medicare program converted to PPS for SNF services. Since the end of the third quarter of 1999, all of the Company's SNFs have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. Payments for nursing facility services that are provided to Medicaid recipients are paid at rates that are set by each individual state's Medicaid program. See "Business--Regulation."

       For cost reporting periods that ended before the start of PPS, the facilities were (and to the extent final cost reports for prior periods are not settled, still are) reimbursed under Medicare on the basis of reasonable and necessary costs as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation. All outstanding pre-petition cost reports are expected to be settled in connection with the Global Settlement. See "Item 3 - Legal Proceedings."

       The Company provides certain services and supplies between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related organization principle" generally requires that services and supplies furnished to nursing facilities by related entities be included in the nursing facility's reimbursable cost at the cost of the supplying entity. The Company believes that the services and supplies furnished to nursing facilities at market rates qualify for exception to the related organization principle. Certain of the Company's Medicare fiscal intermediaries have taken the position that the related party transactions do not qualify for this exception to the related party rules and have made adjustments that reduce Medicare allowable cost to the cost of the supplying entity. During the third quarter of fiscal 1999, the intermediaries for the Mariner Health facilities reopened previously settled cost reports to impose such related party adjustments for services furnished to the facilities by Mariner Health's rehabilitation subsidiary. All related party adjustments are expected to be settled in connection with the Global Settlement. See "Item 3 - Legal Proceedings." If not resolved in the Global Settlement, these items will be appealed to the Provider Reimbursement Review Board (the "PRRB") and through the full appeal process as is warranted. The adjustments affect only periods during which the facilities were reimbursed for Medicare on the basis of reasonable and necessary cost; there would not be any impact for periods that are reimbursed under PPS.

       During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement ("NPRs") imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions costs. The reopenings resulted in reductions in reimbursable costs of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and has appealed the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with CMS and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. The intermediary has completed audit procedures but has not issued NPR's for most of the remaining cost based Mariner Health cost reports (1997 and 1998). As part of the chapter 11 process, the Company and Mariner Health entered into stipulations with the U.S. Department of Health and Human Services whereby, among other things, CMS will not recoup certain prepetition overpayments for the pendancy of obligations under the Company's and Mariner Health's DIP Financings (as defined below) obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of obligations under the DIP Financings, the Company and Mariner Health would seek to enter into an extended repayment plan with CMS at that time. However, the Company expects that all of the open cost-based cost reporting periods will be resolved in connection with the Global Settlement. See "Item 3-Legal Proceedings."

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

       GL/PL insurance costs for the long-term care industry, particularly in Florida and Texas, where the Company maintains significant operations, continue to rise at a dramatic rate. Significant increases in the number of claims and the amount of an average claim continue. Insurance markets have responded to this significant increase by severely restricting the availability of long-term care GL/PL coverage. As a result of the changes described above, fewer companies are engaged in insuring long-term care companies; and those that do offer insurance coverage do so at a very high cost. This is in large part a result of plaintiff lawyer activity in certain markets in which the

Company operates. The Company anticipates that this trend will continue, and that its GL/PL costs will continue to increase. These increases have already had an adverse effect on the Company's operations. No assurance can be given that the Company's GL/PL costs will not continue to rise, or that GL/PL coverage will be available to the Company in the future.

       The Company currently purchases excess liability insurance only. Due to the hardening of the liability insurance market for the long-term care industry, the Company currently maintains an unaggregated $1.0 million self-insured retention per claim. Prior to July 31, 1999, the Company's liability insurance policies included aggregated stop loss features limiting the Company's out-of-pocket exposure. With stop loss insurance unavailable to the Company, the expected direct costs have continued to increase. This increased exposure will have a delayed negative effect on operating cash flow as claims develop over the next several years.

       As previously noted, the Company filed the Joint Plan and is hopeful that it will be confirmed, which, if confirmed, will allow the Company to formally combine the MPAN Debtors' operations with the MHG Debtors' operations. In the event the Joint plan is not confirmed, the MHG Senior Credit Facility Claim Holders may seek, in the Bankruptcy Court, confirmation of the alternative plan pertaining only to MHG Debtors (the "MHG Stand Alone Plan"). The adequacy of the proposed disclosure statement with respect to the MHG Stand Alone Plan was approved by the Bankruptcy Court at a hearing held on August 7, 2001. The MHG Stand Alone Plan contemplates the termination of the existing Management Protocol pursuant to which Mariner Post-Acute Network, Inc. manages the MHG Debtors' assets. In the event that the MHG Stand Alone Plan is confirmed in the future by the Bankruptcy Court, the revenue to Mariner Post-Acute Network, Inc. provided by the existing Management Protocol would no longer be available and this loss of revenues would have a material adverse effect on Mariner
Post-Acute Network, Inc. Accordingly, if the Joint Plan is not confirmed and the MHG Stand Alone Plan is confirmed, the Company will be required to substantially reduce its overhead costs in order to accommodate the loss of revenue associated with the Management Protocol. No assurance can be given that Mariner Post-Acute Network, Inc. will be able to reduce its overhead costs in an expeditious fashion. On December 5, 2001 the Bankruptcy Court approved an amendment to the terms of the existing Management Protocol that reduces the management payment received by Mariner Post-Acute Network, Inc. from the MHG Debtors by $1.0 million per month effective November 1, 2001.

    Prepetition Debt.

       Due to the failure to make scheduled payments, comply with certain financial covenants, and the commencement of the Chapter 11 Cases, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Bankruptcy Code prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at September 30, 2001.

       The obligations of Mariner Post-Acute Network, Inc. under its senior credit facility, as well as obligations in respect of a synthetic lease transaction and under a deficiency note relating to a total return swap terminated in August 1999, are guaranteed by substantially all of the Mariner Post-Acute Network, Inc. subsidiaries other than the Omega Debtors (as defined below), Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of Mariner Post-Acute Network, Inc. and such subsidiaries. Mariner Health's obligations under its senior credit facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Unlike the MPAN Debtors, the MHG Debtors neither guarantee the obligations of Mariner Post-Acute Network, Inc. under the Mariner Post-Acute Network, Inc. debt facilities (other than guaranteeing certain obligations of Mariner Post-Acute Network, Inc. relating to the latter's prepetition total return swap transaction) nor pledge their assets to secure such obligations. Correspondingly, the MPAN Debtors do not guarantee or assume any obligations under the Mariner Health debt facilities. The MHG Debtors are not subject to the covenants contained in the MPAN Debtors' debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the MPAN Debtors.

       No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facilities, primarily as a result of the application of a portion of the cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments, as more particularly described below (see "- Debtor-in-Possession

Financing for the Company"). Mariner Health made a $15.0 million adequate protection payment to the MHG Senior Credit Facility Claim Holders in connection with the extension of the Mariner Health DIP Financing (as defined below) maturity date to December 31, 2001 from the July 19, 2001 maturity date. Subsequently, an additional adequate protection payment of $7.5 million was made to the MHG Senior Credit Facility Claim Holders in connection with the further extension of the maturity of the Mariner Health DIP financing to April 1, 2002 (see "- Debtor-in-Possession Financing for Mariner Health").

    Debtor-in-Possession Financing for the Company.

       In connection with the Chapter 11 Filings, the MPAN Debtors entered into a $100.0 million debtor-in-possession financing arrangement (as amended from time to time, the "MPAN DIP Financing") with a group of lenders (the "MPAN DIP Lenders") led by JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank, "Chase"), which was subsequently replaced by Foothill Capital Corporation as administrative agent ("Foothill"). On March 20, 2000 the Bankruptcy Court granted final approval (the "Final MPAN DIP Order") of the MPAN DIP Financing.

       The MPAN DIP Financing initially established a $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the MPAN Debtors. At the request of the MPAN Debtors, the size of the MPAN DIP Financing was reduced to $50.0 million on January 11, 2001. The agreement related to the MPAN DIP Financing (the "MPAN DIP Credit Agreement") provides that amounts outstanding under the MPAN DIP Financing may not at any time exceed the maximum borrowing amounts established for the MPAN Debtors under the Final MPAN DIP Order or the MPAN borrowing base of eligible accounts receivable (the "MPAN Borrowing Base"). Up to $10.0 million of the MPAN DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the MPAN Debtors. Interest accrues on the principal amount outstanding under the MPAN DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase ("ABR") plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the MPAN Debtors under the MPAN DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

       The terms of the MPAN DIP Financing require that Mariner Post-Acute Network, Inc. prepay principal to the extent that the principal amount outstanding under the MPAN DIP Financing at any time exceeds the MPAN Borrowing Base then in effect. To the extent proceeds of loans under the MPAN DIP Financing are used to complete the construction of certain healthcare facilities (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the MPAN DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the MPAN Debtors' prepetition senior secured credit facility, and the remaining 25% of such excess net cash proceeds to be retained by the MPAN Debtors as additional working capital. Pursuant to the terms of the Final MPAN DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite MPAN DIP Lenders are to be applied as an adequate protection payment to the lenders under the MPAN Debtors' prepetition senior credit facility. Mariner Post-Acute Network, Inc. has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the MPAN DIP Credit Agreement in increments of $5.0 million.

       The obligations of Mariner Post-Acute Network, Inc. under the MPAN DIP Credit Agreement are jointly and severally guaranteed by each of the other MPAN Debtors, except for certain MPAN Debtors owning facilities mortgaged to Omega Healthcare Investors, Inc. (the "Omega Debtors") whose guarantee is limited to the negative cash flows of the Omega Debtors, pursuant to the MPAN DIP Credit Agreement, the Final MPAN DIP Order and the Final MPAN Cash Collateral Order (defined below). Under the terms of the Final MPAN DIP Order, the obligations of the MPAN Debtors under the MPAN DIP Credit Agreement (the "MPAN DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the MPAN Debtors). The MPAN DIP Obligations are secured by perfected liens on all or substantially all of the assets of the MPAN Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final MPAN DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final MPAN Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the MPAN Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the MPAN Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final MPAN DIP Order, the Final MPAN Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

       The MPAN DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MPAN Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in MPAN Debtors being unable to obtain further advances under the MPAN DIP Financing and possibly the exercise of remedies by the MPAN DIP Lenders, either of which events could materially impair the ability of the MPAN Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the MPAN Debtors to use cash collateral to fund operations. At September 30, 2001, no revolving loans were outstanding under the MPAN DIP Financing and approximately $6.0 million of letters of credit issued under the MPAN DIP Credit Agreement were outstanding. Mariner Post-Acute Network, Inc. is currently not in compliance with the EBITDA covenant contained in the MPAN DIP Credit Agreement. The Company's failure to comply with this EBITDA covenant is principally the result of a charge taken in connection with the Global Settlement with CMS. The MPAN Debtors have obtained a waiver of this covenant violation from the MPAN DIP Lenders.

       The outstanding principal of the MPAN DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the MPAN Debtors, Chase and the requisite MPAN DIP Lenders amended the MPAN DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the MPAN DIP Financing from January 19, 2001 to August 31, 2001. Effective as of January 19, 2001, the MPAN Debtors exercised its right under the MPAN DIP Credit Agreement to reduce the $100.0 million MPAN DIP Financing commitment to $50.0 million. The scheduled termination date of the MPAN DIP Credit Agreement was subsequently extended to December 31, 2001 by amendment to the MPAN DIP Credit Agreement dated as of June 26, 2001, and approved by the Bankruptcy Court on August 7, 2001. The scheduled termination date of the MPAN DIP Credit Agreement was again subsequently extended to April 1, 2002 by amendment to the MPAN DIP Credit Agreement dated as of November 16, 2001, and approved by the Bankruptcy Court on December 5, 2001.

    Debtor-in-Possession Financing for Mariner Health.

       Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 Cases of Mariner Health and its subsidiaries were orders approving (a) the use of cash collateral by the MHG Debtors, and (b) the funding of up to $50.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement (the "Mariner Health DIP Financing" and together with the MPAN DIP Financing, the "DIP Financings") pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other MHG Debtors, as co-borrowers thereunder, the lenders signatory thereto as lenders (the "Mariner Health DIP Lenders"), First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000, the Bankruptcy Court entered into an order granting final approval of the Mariner Health DIP Financing (the "Final Mariner Health DIP Order").

       The Mariner Health DIP Credit Agreement initially established a $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. At the request of Mariner Health, the size of the Mariner Health DIP Financing was reduced to $25.0 million on January 19, 2001. As a result of such reduction, the $10.0 million tranche B revolving loan commitment was eliminated. Under the Mariner Health DIP Credit Agreement's terms, advances under the Mariner Health DIP Financing may be used by the MHG Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 Proceedings) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the MHG Debtors under the Final Mariner Health DIP Order. Originally, up to $5.0 million of the Mariner Health DIP Financing could be utilized for the issuance of letters of credit as needed in the businesses of the MHG Debtors; however, the letter of credit sublimit was increased to $10.0 million pursuant to the Tenth Amendment to the Mariner Health DIP Credit Agreement dated as of March 20, 2001 (the "Tenth Mariner Health DIP Amendment").

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

       The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the "Commitment Termination Date", originally defined as the first to occur of (i) January 19, 2001, unless extended (see discussion below regarding extensions to date); (ii) the effective date of a joint plan of reorganization for the MHG Debtors; (iii) the date of termination of the exclusivity rights of the MHG Debtors to file a plan of reorganization; (iv) the filing by the MHG Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the MHG Debtors is sold or otherwise transferred. Under the Mariner Health DIP Credit Agreement's current terms, the MHG Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget, plus (as a result of the Tenth Mariner Health DIP Amendment), the undrawn availability under the $7.9 million letter of credit issued by PNC pursuant to the Mariner Health DIP Credit Agreement to secure Mariner Health's obligations in respect of its replacement surety program (the "Replacement MHG Surety LOC").

       The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the MHG Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis. Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The MHG Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

       As provided in the Final Mariner Health DIP Order, the obligations of the MHG Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Mariner Debtors). The Mariner Health DIP Obligations are secured by perfected liens on all or substantially all of the assets of the MHG Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court (the "Mariner Health Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the MHG Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the MHG Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Chapter 11 Filings. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Mariner Health DIP Order, the related Mariner Health Cash

Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

       The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MHG Debtors, as well as certain financial covenants. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the MHG Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the MHG Debtors to successfully reorganize in chapter 11 and to operate as a going concern.

       Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the MPAN Debtors, but does contemplate weekly overhead payments to Mariner Post-Acute Network, Inc. equal to 1.25% of projected net inpatient revenues for the then-current month, subject to a monthly "true-up," such that the payments for such month equal 5% of actual net inpatient revenues of the MHG Debtors. In connection with the thirteenth amendment to the Mariner Health DIP Credit Agreement approved by the Bankruptcy court on December 5, 2001, the overhead payments to Mariner Post-Acute Network, Inc. under the Management Protocol were reduced by $1.0 million per month effective retroactively to November 1, 2001. Such payments may be suspended by the MHG Debtors if certain defaults specified in the Mariner Health DIP Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

       By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Financing from January 19, 2001 to July 19, 2001 (which has subsequently been extended by amendment dated as of July 19, 2001, to December 31, 2001, and again extended by amendment dated November 15, 2001 to April 1, 2002), and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Financing in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of a $7.9 million letter of credit to facilitate implementation of a replacement surety bond program by Mariner Health, which was issued in July 2001. Because the Replacement MHG Surety LOC expires well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment required such letter of credit to be 105% cash collateralized.

       On or about May 14, 2001, Mariner Health and representatives of the Mariner Health DIP Lenders and the MHG Senior Credit Facility Claim Holders entered into a stipulation (the "May 14 Stipulation") (i) extending from May 21, 2000 to July 20, 2001, the MHG Debtors' exclusive right to file a plan of reorganization, and (ii) if the MHG Debtors filed a plan within that time, extending the MHG Debtor's exclusive right to solicit acceptances of such plan to September 20, 2001; however, such exclusivity rights were modified in that stipulation to permit MHG Senior Credit Facility Claim Holders to file their own plan or plans of reorganization for the MHG Debtors and to solicit acceptances thereto, or (at the sole option of the MHG Senior Credit Facility Claim Holders) to file a joint plan of reorganization with the MHG Debtors and solicit acceptances thereto. The MHG Debtor's plan exclusivity was subsequently extended, most recently until March 29, 2002. The May 14 Stipulation was subsequently approved by the Bankruptcy Court. The May 14 Stipulation constituted a waiver by the Mariner Health DIP Lenders of the covenant in the Mariner Health DIP Credit Agreement that the MHG Debtors file a plan of reorganization by a certain time and an agreement that the modification of the MHG Debtors' exclusivity rights pursuant to that stipulation would not constitute an event of default under the Mariner Health DIP Credit Agreement.

    Omega Settlement.

       As of the Petition Date, Professional Health Care Management, Inc. ("PHCMI"), 13 of its subsidiaries ("PHCMI Subsidiaries"), Living Centers-PHCM, Inc. ("LC-PHCM", and together with PHCMI and the PHCMI Subsidiaries, "Omega Debtors"), and all MPAN Debtors, were indebted to Omega Healthcare Investors, Inc. ("Omega") in connection with a 1992 loan in the original principal amount of $58.8 million ("Omega Loan"). The Omega Loan was guaranteed by the PHCMI Subsidiaries and LC-PHCM ("Omega Guaranties"). GranCare was also obligated under a "keepwell agreement" relating to PHCMI. The Omega Loan and the Omega Guaranties were secured by first mortgages on 13 skilled nursing facilities operated by the PHCMI Subsidiaries in Michigan, and three more operated by PHCMI in North Carolina (collectively, "Omega Facilities").

       Following extensive negotiations with Omega, MPAN, GranCare, and the Omega Debtors implemented a consensual restructuring of the Omega indebtedness and settlement of the disputes relating to the Omega Loan. As the first step of this restructuring, effective February 1, 2001, with the approval of Omega and the Bankruptcy Court, PHCMI sold the four worst performing facilities within the Omega portfolio ("Ciena Facilities") to an affiliate of Ciena Healthcare Management, Inc., in exchange for, among other things, a $9.0 million purchase money note, secured by first mortgages on the Ciena Facilities ("Ciena Purchase Money Loan"). PHCMI contemporaneously assigned an undivided 50% interest in the Ciena Purchase Money Loan to Omega in return for a $4.5 million credit against the obligations of the Omega Debtors in connection with the Omega Loan. The immediate effect of this transition was to eliminate four facilities that generated substantial negative cash flow from the Omega Debtors' portfolio as well as to reduce the indebtedness to Omega.

       As the second step of the Omega restructuring, Omega, MPAN, GranCare, and the Omega Debtors entered into a settlement agreement dated as of August 1, 2001, pursuant to which, among other things, (a) PHCMI agreed to transfer its residual 50% interest in the Ciena Purchase Money Loan to Omega for approximately $3.5 million, plus 50% of principal payments received under the Ciena Purchase Money Loan in excess of $8 million and interest payments received under the Ciena Purchase Money Loan in excess of $960,000 annually; (b) the parties agreed to amend and restate the Omega Loan (the "Amended Omega Loan") to reflect an outstanding principal indebtedness of approximately $59.7 million, to pay interest on the Omega Loan for the period from January 1, 2000 to closing of the restructure at a compromise rate, to reduce the interest rate applicable after closing substantially (to 11.57% per annum, from more than 16%), to extend the maturity of the Amended Omega Loan from 2007 to 2010, with an option for PHCMI to extend the loan to 2021, to grant PHCMI the right to prepay the Amended Omega Loan in full between February 1, 2005 and July 31, 2005 at 103% of par, plus accrued and unpaid interest; and to provide for payment to Omega of an annual amendment fee (25% of free cash flow from the remaining 12 Omega Facilities); (c) PHCMI agreed to pay Omega (until the PHCMI Majority Equity Sale referred to below is consummated) a monthly amendment fee equal to 50% of the "return on equity" component of Medicaid reimbursement for the North Carolina Omega Facilities; and (d) the Company agreed to manage, or cause one of its wholly-owned Debtor subsidiaries to manage, the remaining Omega Facilities. The compensation for such management services includes a monthly management fee equal to 5% of gross revenues, plus an annual incentive management fee equal to 75% of free cash flow from the remaining Omega Facilities ("Omega Incentive Management Fee"). The "keepwell" agreement of GranCare and certain other liabilities of the Omega Debtors to Omega arising prior to closing were to be terminated and released. The transactions described in this paragraph were approved by order of the Bankruptcy Court entered on or about August 22, 2001, and were closed effective September 1, 2001.

       In light of the non-recourse nature of the Amended Omega Loan beyond the Omega Debtors and the stock of PHCMI that was pledged to Omega, the Company, in consultation with representatives of the Agent for the Company's prepetition senior secured credit facility (participants in which would own the vast majority of the equity of the reorganized Company if the Joint Plan is confirmed and consummated), concluded that it would be appropriate to reserve an option to sell a majority of the issued and outstanding capital stock of PHCMI, and attendant control rights to an unaffiliated third party. To that end GranCare, as the sole shareholder of PHCMI, and PHCMI entered into a Share Purchase Agreement dated as of September 1, 2001 ("SPA") with an unaffiliated investor, Nexion Health BKC, Inc. ("Nexion"), in which GranCare, subject to Bankruptcy Court approval, reserved an option to sell 51% of the issued and outstanding capital stock of PHCMI, and attendant control rights, to Nexion ("PHCMI Majority Equity Sale") for a purchase price of $300,000. If such option is exercised, the stock of LC-PHCM will first be transferred to PHCMI, so that all 12 Omega Facilities will be owned by PHCMI or its subsidiaries, and the management agreement between the MPAN Debtor subsidiary managing the subject Omega Facilities and the Omega Debtors will be modified in certain respects, including, among other things, to reduce the Omega Incentive Management Fee to 70% of free cash flow of the remaining Omega Facilities. In addition, a shareholders agreement among Nexion, GranCare, and PHCMI would become effective. Pursuant to such shareholders agreement, among other things, Nexion would be entitled to receive from PHCMI a preferred distribution (51% of the "return on equity" Medicaid reimbursement for the three Omega Facilities in North Carolina, subject to a $130,000 minimum annual distribution), payable monthly. GranCare would also be granted an option to later re-purchase the 51% equity stake in PHCMI at certain times in the future for a price equal to 51% of the average distributable cash flow of PHCMI for the three years immediately preceding the stock buyback, multiplied by five (5). The Bankruptcy Court entered an order on or about

December 5, 2001, approving the SPA and the PHCMI Majority Equity Sale transaction. No decision has yet been made by the Company whether GranCare will exercise the option to consummate the PHCMI Majority Equity Sale.

    Healthcare Regulatory Matters.

       The Balanced Budget Act of 1997 (the "Balanced Budget Act") contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, through the end of 2001 and 2002, respectively. Approximately 50% of the savings are to be achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on the Company. Since the passage of the Balanced Budget Act in 1997, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for SNFs under the Medicare PPS. However, increases in Medicare reimbursement provided for under the BBRA will terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services (currently scheduled to be implemented October 2002) and the increases provided for under BIPA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with these occurrences will have a material adverse effect on the Company. The Company preliminarily estimates that these occurrences will result in a loss of revenue of approximately $72 million in fiscal year 2003. While the Company is hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted. See "Business-Regulation" for a detailed explanation of the effects of governmental regulatory action on the Company's liquidity and results of operations.

    Other Factors Affecting Liquidity and Capital Resources.

       In addition to outstanding principal and accrued interest payments on its long-term indebtedness which generally are suspended as the consequence of the Chapter 11 Filings, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total rent obligations for fiscal year 2001 were approximately $62.8 million and are estimated to be $35.7 million in fiscal year 2002.

       The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $31.9 million for the fiscal year ended September 30, 2001 and are estimated to be $30.0 million for the fiscal year ended September 30, 2002. Capital expenditures in the fiscal years ended September 30, 2001 and 2000 were financed principally through internally generated funds.

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

       The Company currently maintains two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, GL/PL, and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of the Company.

       The Mariner Health DIP Credit Agreement limits the ability of the MHG Debtors from engaging in affiliate transactions and making restricted payments, specifically including payments to the MPAN Debtors. However, the Mariner Health DIP Credit Agreement permits, among other things, weekly overhead payments to Mariner Post-Acute Network, Inc. (see "- Mariner Health Debtor-in-Possession Financing" above), the purchase of pharmaceutical goods and services from certain MPAN Debtors, the allocation to, and payment by, the MHG Debtors of their share of certain taxes, insurance obligations and employee benefit obligations paid for and administered on a consolidated basis by the Company, and certain ordinary course transactions which are on terms no less favorable to the subject MHG Debtors than the terms obtainable from a non-affiliate, and for which the approval of the requisite Mariner Health DIP Lenders and the Bankruptcy Court have been obtained. Except as provided above, the MPAN Debtors and the MHG Debtors are prohibited from comingling funds and paying the obligations of the other.

       At September 30, 2001, the MPAN Debtors had, in the aggregate, approximately $141.9 million in their corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Final MPAN Cash Collateral Orders and the Final MPAN DIP Order. The aggregate amount in the MPAN Debtors' corporate concentration account at December 21, 2001 was approximately $150.0 million. At September 30, 2001, Mariner Health had, in the aggregate, approximately $6.9 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Mariner Health Cash Collateral Orders and the Final Mariner Health DIP Order. The aggregate amount in Mariner Health's corporate concentration account at December 21, 2001 was approximately $2.8 million. In the event that the Joint Plan is confirmed, all of the MHG Debtors' and MPAN Debtors' cash would be distributed to (or reserved for distribution to) holders of claims, less $25 million that would be retained for general working capital purposes.

       In connection with the Joint Plan, the Company is undertaking a corporate restructuring that will result in certain of the Company's SNFs becoming subject to applicable state and federal change of ownership ("CHOW") rules that may have the effect of stopping or delaying the payment of amounts owed to the Company in respect of the provision of services to Medicare and Medicaid patients. Although the Company does not believe that the application of CHOW rules will result in a material adverse effect on the Company's cash flows, financial performance or results of operations, no assurances can be made in this regard.

       While management believes that the Company's cash should be sufficient to fund the Company's working capital needs until confirmation of a plan of reorganization, the use of this cash collateral is prohibited under the Bankruptcy Code absent an order of the Bankruptcy Court permitting the use of the cash collateral. The use of the Company's cash collateral to fund working capital is currently permitted by the respective DIP Financings.

       While management believes that the amounts available to the MPAN Debtors from the MPAN DIP Financing and cash collateral will be sufficient to fund the operations of the MPAN Debtors until such time as a plan of reorganization is confirmed, there can be no assurances in this regard; a default under the MPAN DIP Credit Agreement may impair the ability of the MPAN Debtors to use cash collateral to fund operations. The Company is currently in violation of the EBITDA Covenant contained in the Company DIP Credit Agreement and has obtained a waiver of this current violation from the Company's DIP Lenders. See "Debtor-in-Possession Financing for the Company").

       While management believes that the amounts available to the MHG Debtors from the Mariner Health DIP Financing and cash collateral will be sufficient to fund the operations of the MHG Debtors until such time as the a plan of reorganization is confirmed, there can be no assurances in this regard; a default under the Mariner Health DIP Credit Agreement may impair the ability of the MHG Debtors to use cash collateral to fund operations.

       The Joint Plan currently contemplates that upon confirmation the Company will retain $25 million in cash and will need to obtain a revolver of $50 million to $100 million to further meet its working capital needs. While management believes that these amount will be sufficient to fund its working capital needs and fund its debt obligations as contemplated in the exit financing provisions of the Joint Plan, there can be no assurance that the Company will have sufficient liquidity to meet its operational needs. The ability of the Company to fund such requirements will depend, among other things, the ability of the Company to obtain the exit financing contemplated in the Joint Plan on commercially reasonable terms, on future economic conditions and on financial, business and other factors, many of which are beyond the control of the Company. For additional information concerning the capital structure of Reorganized MPAN and the exit financing, please review the Joint Plan filed as an exhibit to this Annual Report on Form 10-K.

    Impact of Inflation

       The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact the Company. In certain of the markets where the Company operates there is a labor shortage that could have an adverse effect upon the Company's ability to attract or retain sufficient numbers of skilled and unskilled personnel at reasonable wages. Accordingly, rising wage rates have had an adverse effect on the Company in certain of its markets.

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

       The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

(i) There can be no assurance that the amounts available to the Company through the DIP Financings will be sufficient to fund the operations of the Company until the Joint Plan or another plan of reorganization is confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 Cases.

(ii) There can be no assurance that the Company will be able to continue to use cash collateral to fund its working capital needs.

(iii) There can be no assurance that the Joint Plan or any other plan of reorganization confirmed in connection with the Chapter 11 Cases will allow the Company to operate profitably under PPS or give the Company sufficient liquidity to meet its operational needs.

(iv) There can be no assurances as to whether or not the Joint Plan will be confirmed, and the impact confirmation of the Joint Plan may have on the Company and its respective creditors and shareholders.

(v) There can be no assurance regarding the future availability or terms of financing in light of the Company's Chapter 11 Cases.

(vi) There can be no assurance regarding any adverse actions which may be taken by creditors or landlords of the Company which may have the effect of preventing or unduly delaying confirmation of the Joint Plan or another plan of reorganization in connection with the Company's Chapter 11 Filings.

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

 (x) The Company derives a substantial portion of its revenue from Medicaid and Medicare. These programs are highly regulated and subject to frequent and substantial changes. There can be no assurance that statutory or regulatory changes will not impose substantially higher costs of providing care and administering facilities and reduce reimbursement below a level sufficient to cover costs. In particular, if the Medicaid Reimbursement Cliff, discussed in the "Regulation" portion of Item I above (pursuant to which temporary measures to mitigate the effect of reimbursement reductions will terminate) takes effect as scheduled, there could be a material adverse effect on the Company's revenue and financial condition.

(xi) The Company also derives a substantial portion of its revenue from private third-party payors, such as commercial insurance companies, health maintenance organizations. These private payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under private third-party payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations and financial condition of the Company.

(xii) The Company is subject to extensive federal, state and local regulations governing licensure, conduct of operations at existing facilities, construction of new facilities, purchase or lease of existing facilities, addition of new services, certain capital expenditures, cost-containment and reimbursement for services rendered. The failure to obtain or renew required regulatory approvals or licenses, the failure to comply with applicable regulatory requirements, the delicensing of facilities owned, leased or managed by the Company or the disqualification of the Company from participation in certain federal and state reimbursement programs, or the imposition of harsh enforcement sanctions could have a material adverse effect upon the operations and financial condition of the Company.

(xiii) There can be no assurance that an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, will not have a material adverse effect on the Company's financial position.

(xiv) There can be no assurance that the Company can continue to obtain insurance coverage similar to that it currently maintains, without paying substantially higher premiums, or that such current or future coverage will be adequate to satisfy adverse determinations against the Company.

(xv) The Company may experience additional staffing needs in order to comply with various Medicaid programs and wages of nursing staff may increase due to shortages of qualified employees.

         In addition, the Company's Chapter 11 Filings may disrupt its operations and may result in a number of other operational difficulties, including the following:

(a)      The Company's ability to access capital markets will likely be limited;

(b) The Company's senior management may be required to expend a substantial amount of time and effort in connection with solicitations of approval of the Joint Plan, and in otherwise administering issues involved in the Chapter 11 Cases, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to Item 8 is contained in the Company's consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth information concerning the executive management and directors of the Company, including each person's name, age as of September 30, 2001 and principal occupation or employment during the past five years.


             NAME                   AGE                       POSITION
             ----                   ---                       --------
C. Christian Winkle............     38      President, Chief Executive Officer and Director
Susan Thomas Whittle...........     54      Executive Vice President, General Counsel and Secretary
Boyd P. Gentry.................     43      Senior Vice President and Treasurer
John J. Notermann..............     38      Senior Vice President, Corporate Development
David F. Polakoff, M.D. .......     47      Senior Vice President, Medical Affairs and Chief Medical Officer
Gene E. Burleson...............     60      Chairman of the Board and Director
Joel S. Kanter.................     45      Director
William G. Petty, Jr...........     56      Director


       C. Christian Winkle is the President, Chief Executive Officer and a Director of the Company. Before becoming President and Chief Executive Officer, Mr. Winkle served as the Executive Vice President of the Company from January 27, 1999 to March 20, 2000. Prior to that, Mr. Winkle served as Executive Vice President and Chief Operating Officer of Integrated Health Services, Inc. ("IHS"). From November 1995 to April 1997, he served as Executive Vice President--Field Operations of IHS' owned and leased facilities, and from March 1994 to November 1995, he served as Senior Vice President--Operations of IHS. Prior to serving as Senior Vice President--Operations of IHS, Mr. Winkle served as Regional Vice President of Operations and President--MSU Product Development of IHS from September 1992 to March 1994.

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

       Boyd P. Gentry is Senior Vice President and Treasurer, a position he has held with the Company since November, 1997. Mr. Gentry has also served as President and Treasurer of APS since September 30, 2000. Mr. Gentry joined the Company in June 1995 as Vice President, Investor Relations, and Treasurer. Prior to his time with the Company and its predecessor companies, Mr. Gentry held various commercial lending, loan syndication, structured finance and asset securitization roles with Bank of America (formerly NationsBank) where his last position was Senior Vice President, Corporate Banking.

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

       David F. Polakoff, M.D. has served as Senior Vice President, Medical Affairs and Chief Medical Officer of the Company since August 1998. From December 1997 through July 1998 Dr. Polakoff was the Chief Medical Officer of Mariner Health. Prior to joining Mariner Health, Dr. Polakoff served on the full time faculty of Harvard Medical School, where he taught Geriatric Medicine from 1988 through 1997. He retains an adjunct faculty appointment at this time. Contemporaneous with his Harvard tenure, Dr. Polakoff served in various positions, culminating as Director of the Geriatric Research, Education and Clinical Center of the West Roxbury VA Medical Center (a Harvard teaching hospital).

       Gene E. Burleson is Chairman of the Board of the Company and has served as a director since November 4, 1997. Mr. Burleson currently serves as Chairman of the Board of Argonne Properties, Inc., a private investment company. Prior to that, Mr. Burleson served as the Chairman of the Board of GranCare, and its predecessor, GranCare, Inc., a California corporation ("GranCare-California") from 1988 to November 4, 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare-California from December 1990 to February 1997. Upon completion of the merger between GranCare-California and Vitalink Pharmacy Services, Inc. ("Vitalink") in February 1997, Mr. Burleson became Chief Executive Officer and a director of Vitalink. Mr. Burleson resigned as Chief Executive Officer and as a director of Vitalink in August 1997. Mr. Burleson currently serves on the boards of directors of three other public companies: Alterra Healthcare, Inc. ("Alterra"), a developer and manager of assisted living facilities; Decker Outdoor Corp., a footwear manufacturer; and Tower Hill Capital Group, a provider of small business financial and consulting services.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

       The following table sets forth certain summary information concerning compensation earned during fiscal 2001 by the individual serving as the Chief Executive Officer of the Company during fiscal 2001 and the four other most highly compensated executive officers of the Company serving at September 30, 2001 who earned over $100,000 in salary and bonus. See "- Employment and Severance Agreements" below for a description of the employment and severance agreements entered into with certain of the executives named below.

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                                     ANNUAL COMPENSATION($)           SECURITIES
                                               ---------------------------------      UNDERLYING
                                  FISCAL                                              OPTIONS/SAR       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR            SALARY             BONUS               (#)          COMPENSATION
---------------------------      --------      -------------      -------------      ------------     ---------------

C. Christian Winkle...........     2001        $     652,550      $     780,000             --         $  12,900  (4)
  President, Chief Executive       2000        $     570,962      $     600,000             --         $  15,453  (3)
     Officer and a Director (1)    1999 (2)    $     338,478      $     150,000             --                --

Susan Thomas Whittle..........     2001        $     333,500      $     250,000             --         $  10,350  (5)
   Executive Vice President,       2000        $     328,482      $     175,000             --                --
   General Counsel and             1999        $     290,936      $      91,500             --                --
   Secretary

Boyd P. Gentry................     2001        $     262,846      $     150,000             --         $   8,342  (5)
   Senior Vice President and       2000        $     235,000      $      85,000             --                --
   Treasurer                       1999        $     204,596      $      79,200             --                --

John J. Notermann.............     2001        $     235,000      $      65,000             --         $  10,945  (5)
   Senior Vice President-          2000        $     235,000      $     125,000             --         $  65,402  (3)
   Corporate Development           1999        $     204,308      $      75,829             --                --

David F. Polakoff, M.D........     2001        $     350,000      $      90,000             --         $  11,562  (5)
   Senior Vice President,          2000        $     354,039      $      50,000             --                --
     Medical Affairs and           1999        $     332,659                 --             --                --
     Chief Medical Officer


--------------
(1) Effective March 21, 2000, Mr. Winkle was appointed President and Chief Executive Officer and was elected as a Director.

(2) Mr. Winkle's employment commenced January 20, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service.

(3)      Represents temporary living expenses.

(4)      Represents automobile allowance.

(5) Represents automobile allowance of $7,800 and matching contributions under the Company's 401(k) Plan.

Options Grants, Exercises and Fiscal Year End Value Tables

       No options were granted by the Company during the fiscal year ended September 30, 2001. The following table summarizes the value of stock options held at the end of the fiscal year by the executive officers named in the Summary Compensation Table under Item 11 above.

    Aggregate Option/SAR Exercises During Last Fiscal Year and Value of Options/SARs at Fiscal Year-End.


                             SHARES
                            ACQUIRED                               NUMBER OF                 VALUE OF UNEXERCISED
                               ON           VALUE            SECURITIES UNDERLYING                IN-THE-MONEY
                            EXERCISE       REALIZED        UNEXERCISED OPTIONS/SARS         OPTIONS/SARS AT FISCAL
NAME EXERCISABLE               (#)            ($)             AT FISCAL YEAR-END                YEAR-END($)(1)
----------------          -----------    -------------    -----------   -------------     -----------   -------------
                                                          EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
Mr. Winkle...............      --             --          125,000 (2)     125,000 (2)         --            --
Ms. Whittle..............      --             --          100,000 (3)      52,500 (4)         --            --
Mr. Notermann............      --             --           51,250 (5)      31,250 (6)         --            --
Dr. Polakoff.............      --             --           47,500 (7)      22,500 (8)         --            --
Mr. Gentry...............      --             --           61,250 (9)      36,250 (10)        --            --

--------------------------
         (1) As of September 28, 2001, the last trading day in fiscal 2001, the exercise prices of all options held by the named executive officers were above the closing price of the Common Stock on that date ($0.04).

         (2) Represents options to purchase 125,000 shares of Common Stock at the exercise price of $4.4375.

         (3) Includes options to purchase 56,250, 15,000, 3,750 and 25,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

         (4) Includes options to purchase 18,750, 5,000, 3,750 and 25,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

         (5) Includes options to purchase 30,000, 3,750 and 17,500 shares of Common Stock at exercise prices of $9.75, $2.50 and $2.1875, respectively.

         (6) Includes options to purchase 10,000, 3,750 and 17,500 shares of Common Stock at exercise prices of $9.75, $2.50 and $2.1875, respectively.

         (7) Includes options to purchase 37,500 and 10,000 shares of Common Stock at exercise prices of $12.125 and $2.1875, respectively.

         (8) Includes options to purchase 12,500 and 10,000 shares of Common Stock at exercise prices of $12.125 and $2.1875, respectively.

         (9) Includes options to purchase 22,500, 15,000, 3,750 and 20,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

         (10) Includes option to purchase 7,500, 5,000, 3,750 and 20,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.

Employment and Severance Agreements

       Effective July 7, 2000, the Company gained Bankruptcy Court approval of its Severance Plan for Employees (the "Severance Plan"), which was essentially a continuation of the Company's severance plan that was in effect prior to the Bankruptcy Proceedings. The Severance Plan provides severance benefits for those employees who are terminated from employment due to a job elimination or a reduction in force. In the event an employee, other than an employee who has a salary grade of 8 or higher (an "Executive Employee"), becomes entitled to severance benefits, the employee shall receive salary continuation benefits equal to the greater of: (i) four weeks of salary; or (ii) one week of salary for each year of service, plus two weeks for each $10,000 increment of the employee's annual base salary in excess of $40,000 per year (not to exceed 26 weeks of salary continuation). An Executive Employee who is entitled to salary continuation benefits shall receive benefits based upon the Executive Employee's salary grade. Salary grades 16, 13-15, 9-12, and 8 shall receive 24, 18, 12 and 6 months of salary continuation benefits, respectively. In addition, the Severance Plan provides that the Chief Executive Officer may, in his discretion, designate certain employees to receive additional salary continuation benefits for up to 52 weeks. Also the Chief Executive Officer may designate certain employees that are requested to stay with the Company after being notified of a job elimination to receive lump sum payments equal to 5% of the employee's annual base salary for each month the employee remains with the Company. In the event of certain changes in the business, the Chief Executive Officer may limit the class of employees eligible to receive such benefits. The employee is obligated under the Severance Plan to seek other employment. Salary continuation benefits are reduced by the amount of compensation paid to the employee by such other employer. In consideration for receiving salary continuation benefits, the employee must release the Company from any claims the employee may have against the Company.

       On July 7, 2000, the Company received Bankruptcy Court approval of the Key Employee Retention Policy (the "Retention Policy"). The Retention Policy provides for a pool of funds to be paid to approximately 30 key management personnel upon the successful emergence by the Company from the Chapter 11 Cases. If the Company successfully emerges from chapter 11 on or before March 31, 2001, the available pool of funds is $5 million. The pool of available funds will be reduced on a monthly basis to $4.5 million. The Company's successful emergence from the Bankruptcy Proceedings on or after June 1, 2001 results in a bonus pool of $4.5 million, which will not be further reduced. The purpose of the Retention Policy is to provide employees that are critical to the Company's reorganization with an incentive to remain in its employment.

       In order to be eligible for a bonus under the Retention Policy (a "Retention Bonus"), an eligible employee must continue employment through consummation of a Plan of Reorganization and must render satisfactory job performance. Whether an eligible employee has rendered satisfactory job performance and allocation of the retention pool is at the discretion of the Chief Executive Officer of the Company. The Chief Executive Officer has made preliminary allocations of the retention pool, but has the discretion to add additional participants and reallocate Retention Bonus amounts to others in the event any participant leaves the employment of the Company prior to the successful consummation of a plan of reorganization. Prior to payment, the three largest payments under the Retention Policy must be ratified by the Board of Directors of the Company. Preliminary allocations of the retention pool have been made to Messrs. Winkle, Polakoff and Gentry and Ms. Whittle in the amounts of up to $2 million, $50,000, $225,000 and $350,000, respectively (subject to reduction depending on the date of the effectiveness of a plan of reorganization and subject to increase in the event of a reallocation).

       The Company has entered into employment and severance agreements with its current Chief Executive Officer, Mr. C. Christian Winkle and each of the executive officers named in the Summary Compensation Table above. The material terms of these agreements are set forth below. On January 18, 2000, the Company and substantially all of its subsidiaries filed the Chapter 11 Filings in the Bankruptcy Court. None of the agreements referred to below have been assumed or rejected by the Company. With respect to the officers and other employees whose employment relationship with the Company was terminated prior to January 18, 2000, the Company and its subsidiaries ceased making severance payments on the date of the Chapter 11 Filings in accordance with applicable law.

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

       Upon satisfying certain requirements, the agreement may be terminated at any time by Mr. Winkle for "good reason" (consisting of certain actions or failures to act by the Company), or with 60 days' prior written notice for any other reason. If, following a change of control, the Company terminates Mr. Winkle's employment without Cause (as defined in the agreement) or Mr. Winkle terminates his employment for good reason, then the Company is required to pay Mr. Winkle his full salary through the "Date of Termination" (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two and one-half times the sum of Mr. Winkle's annual salary and the target bonus for Mr. Winkle then in effect. In addition, if it is determined that the Company has met certain financial objectives established in connection with certain incentive compensation plans, the Company shall pay Mr. Winkle the bonus for which he would otherwise be eligible, pro rated to reflect the portion of the fiscal year worked by Mr. Winkle prior to the termination of his employment. If, prior to a change of control, the Company terminates Mr. Winkle's employment without Cause, or Mr. Winkle terminates his employment for good reason, the Company is required to pay Mr. Winkle his full salary and bonuses for which he would otherwise be eligible through the later of the Date of Termination (as defined in the agreement) or two years from the date of the agreement.

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

       The agreement may be terminated at any time by Ms. Whittle for "good reason" (consisting of certain actions or failures to act by the Company following a "Change of Control," (as defined in the agreement)), or with 60 days' prior written notice for any other reason. If, following any Change of Control, the Company terminates Ms. Whittle's employment in breach of the agreement, or Ms. Whittle terminates her employment for good reason, then the Company is required to pay Ms. Whittle her full salary through the "Date of Termination" (as defined in the agreement) and all other unpaid amounts due under any other compensation plan, together with liquidated damages which, subject to certain limited exceptions, are equal to two times the sum of Ms. Whittle's annual salary and average bonuses for the two previous fiscal years. In addition, the Company is also required to pay Ms. Whittle a bonus (a "Separation Bonus") at a specified target performance level, pro rated to reflect the portion of the fiscal year worked by Ms. Whittle prior to the termination of her employment. If, prior to a Change of Control, the Company terminates Ms. Whittle's employment without cause, or Ms. Whittle resigns as a result of the Company's failure to comply with a material provision of the agreement, the Company is required to pay Ms. Whittle her full salary through the date of termination and all other unpaid amounts due under any compensation plan, together with liquidated damages equal to the greater of either (A) the remaining amount of base salary owed for the term of the agreement; or (B) an amount equal to a sum of (x) nine months of Ms. Whittle's base salary, plus (y) one additional month of Ms. Whittle's base salary at the aforementioned rate for each full year of service beyond the first anniversary of her employment agreement, with a maximum of 18 months of base salary payments. In such event, the Company is also required to pay Ms. Whittle the Separation Bonus.

         Boyd P. Gentry, John J. Notermann, David Polakoff, M.D. The employment agreements of Messrs. Gentry, Notermann and Polakoff are identical to Ms. Whittle's, except that Messrs. Gentry, Notermann, and Polakoff entered into their employment agreements on October 1, 1999, August 10, 1993, and July 31, 1998, respectively.

Compensation of Outside Directors

       Upon their election to the Board of Directors, non-employee directors receive options to purchase 15,000 shares of common stock. In addition, on the date of each subsequent annual meeting of stockholders, directors who were not initially elected to the Board of Directors during the previous six months, receive options to purchase an additional 6,000 shares of common stock. The exercise price of the options is equal to the fair market value of the common stock on the date of grant and the options vest in 25% annual increments beginning on the first anniversary of the date of grant.

       In addition to the option grants described above, each non-employee director receives an annual retainer of $25,000 in four quarterly installments. Committee chairmen receive an additional $5,000 per calendar year. Non-employee directors also receive $1,500 per Board meeting attended, $1,000 per committee meeting attended and $500 for each telephonic meeting in which they participate.

       In addition to his compensation as Chairman of the Board of Directors, Mr. Burleson chairs the Company's Restructuring Committee which meets on a weekly basis. Mr. Burleson received an additional $1,000 per meeting attended during fiscal 2001.

Compensation Committee Interlocks and Insider Participation

       For the Company's fiscal year ended September 30, 2001, the Compensation Committee was composed of Messrs. Kanter, Burleson and Petty. None of such directors had any "interlock" relationship to report during the fiscal year ended September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of December 18, 2001, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-4 adopted under the Securities Exchange Act of 1934) by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the Company's current Chief Executive Officer and the executive officers named in the Summary Compensation Table under Item 11 above; and (iv) all current directors and current and former executive officers of the Company as a group.


                                                                                   NUMBER OF
                                                                                    SHARES       PERCENTAGE
BENEFICIAL OWNER                                                                     OWNED          OWNED
----------------                                                                 -------------   ----------
Credit Suisse First Boston
   11 Madison Avenue, New York, New York 10010-3629..........................    16,364,771         22.2%
C. Christian Winkle..........................................................       125,000 (1)       *
Susan Thomas Whittle.........................................................       100,600 (2)       *
John J. Notermann............................................................        53,890 (3)       *
David F. Polakoff, M.D. .....................................................        52,500 (4)       *
Boyd P. Gentry...............................................................        61,250 (5)       *
Gene E. Burleson.............................................................       650,683 (6)       *
Joel S. Kanter...............................................................       222,050 (7)       *
William G. Petty, Jr.........................................................       494,765 (8)       *
All current directors and executive officers as a group (8 persons)..........     1,760,783 (9)      2.4%

--------------
         * Represents less than one percent of the outstanding shares of Common Stock at December 17, 2001.


         (1) Represents options to purchase shares of Common Stock, exercisable within 60 days of the date hereof.

         (2) Includes exercisable options to purchase 100,000 shares of Common Stock, exercisable within 60 days of the date hereof, as well as 600 shares held in an estate over which Ms. Whittle has beneficial ownership and as to which Ms. Whittle has sole voting power and sole dispositive power.

         (3) Includes options to purchase 51,250 shares of Common Stock, exercisable within 60 days of the date hereof.

         (4) Includes options to purchaser 47,500 shares of Common Stock, exercisable within 60 days of the date hereof.

         (5) Represents options to purchase 61,250 shares of Common Stock, exercisable within 60 days of the date hereof.

         (6) Includes options to purchase 232,254 shares of Common Stock, exercisable within 60 days of the date hereof.

         (7) Includes 95,000 shares owned of record by the Kanter Family Foundation; 3 shares owned of record by Walnut Capital, over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 80,000 shares owned of record by Windy City, Inc., over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 1,000 shares owned in Mr. Kanter's spouse's individual retirement account. Also includes options to purchase 41,694 shares of Common Stock, exercisable within 60 days of the date hereof .

         (8) Includes 288,942 shares owned of record by a trust of which Mr. Petty is a beneficiary over which Mr. Petty has sole voting power and sole dispositive power, 102,960 shares owned by his spouse and options to purchase 97,815 shares of Common Stock, exercisable within 60 days of the date hereof.

         (9)      Includes options to purchase 757,263 shares of Common Stock.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    Documents filed as part of this report:

         1.       Financial Statements

       The following reports and financial statements are filed herewith on the pages indicated:


                                                                                            PAGE
                                                                                            ----
Report of Independent Auditors............................................................  F-2

Consolidated Balance Sheets as of September 30, 2001 and 2000.............................  F-3

 Consolidated Statements of Operations for the years ended
  September 30, 2001, 2000 and 1999.......................................................  F-4

 Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  September 30, 2001, 2000 and 1999.......................................................  F-5

 Consolidated Statements of Cash Flows for the years ended
  September 30, 2001 and 2000.............................................................  F-6

Notes to Consolidated Financial Statements................................................  F-7


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

         *3.2     Third Amended and Restated Bylaws of the Registrant (filed as
                  Exhibit 10.108 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

          3.3 Resolution amending the Third Amended and Restated Bylaws of the Registrant, adopted December 13, 2001.

         *4.1     Form of Common Stock Certificate of the Registrant (filed as
                  Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *4.2 Registration Rights Agreement dated as of July 13, 1998 by and among the Registrant, Rembert T. Cribb and Michael E. Fitzgerald (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *4.3 Indenture dated as of November 4, 1997, between the Registrant and IBJ Schroder Bank & Trust Company (the "Company Indenture") (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

         *4.4 10 1/2% Senior Subordinated Discount Note Due 2007 pertaining to the Company Indenture (filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).

         *4.5 9 1/2% Senior Subordinated Note Due 2007 pertaining to the Company Indenture (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-4, Registration No. 333-43663, and incorporated herein by reference).

         *4.6 Indenture dated as of April 4, 1996 between Mariner Health and State Street Bank and Trust Company, as trustee (the "Mariner Health Indenture"), including (i) the form of 9% Senior Subordinated Note due 2006, Series A and (ii) the form of 9% Senior Subordinated Note due 2006, Series B (Incorporated by reference to Exhibits 4.1, 4.2, and 10.1 to Mariner Health's Current Report on Form 8-K dated April 4, 1996).

         *4.7 Amendment No. 1 to Mariner Health Indenture, dated September 11, 1998 (filed as Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

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

        *10.2 Form of Lease by and between CSI and each of the following lessors: (i) Houston-Northwest Medical Investors, Ltd., (ii) Fort Bend Medical Investors, Ltd., (iii) Northwest Healthcare L.P., (iv) Dallas Medical Investors, Ltd., (v) Creek Forest Limited, (vi) Denver Medical Investors, Ltd., (vii) South Denver Healthcare Associates, Ltd., (viii) Belleair East Medical Investors, Ltd., (ix) Tallahassee Healthcare Associates, Ltd., (x) Port Charlotte Healthcare Associates, Ltd., (xi) Melbourne Healthcare Associates, Ltd., (xii) Pinellas III Healthcare Associates, Ltd., (xiii) Polk Healthcare L.P., and (xiv) Orange Healthcare Ltd. (filed as
                  Exhibit 10.37 to Mariner Health's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

        *10.3 Amended and Restated Purchase Option Agreement dated as of May 24, 1995 by and among Convalescent Services, Inc. ("CSI"), Mariner Health and the Lessors (filed as Exhibits 2.5 and 10.5 to Mariner Health's Form 10-Q for the quarter ended June 30, 1995, as amended, and incorporated herein by reference).

         10.4 First Amendment of the Amended and Restated Option Agreement, dated as of April 2, 1999, among Mariner Health Care of Nashville, Inc., as successor to Convalescent Services, Inc. ("CSI"), Mariner Health Group, Inc., and the Lessors.

        *10.5 Second Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Belleair East Medical Investors, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.6 Second Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Port Charlotte Health Care Associates, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.7 First Amendment of Amended and Restated Operating Lease dated June 19, 1998, by and between Denver Medical Investors, Ltd. (L.P.) and Mariner Health Care of Nashville, Inc. (filed as
                  Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.8 +Employment Agreement between the Registrant and C. Christian Winkle, dated January 20, 1999 (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

        *10.9 +Employment Agreement between the Registrant and Susan Thomas Whittle (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.10 +Employment Agreement between the Registrant and Francis W. Cash dated September 18, 1999 (filed as Exhibit 10.94 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

        *10.11 +Form of Employment Agreement entered into between the Registrant and its Senior Vice Presidents (filed as Exhibit
                  10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.12 +Form of Employment Agreement entered into between the Registrant and its Vice Presidents (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.13 +Mariner Post-Acute Network, Inc. Severance Plan for Employees, effective July 7, 2000 (filed as Exhibit 10.016 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

        *10.14 +Key Employee Retention Policy, effective July 7, 2000 (filed as Exhibit 10.016 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

        *10.15 +First Amendment to Paragon Health Network, Inc. 1997 Long-Term Incentive Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.16 +Paragon Health Network, Inc. Incentive Compensation Plan (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by Reference).

        *10.17 +Paragon Health Network, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.78 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.18 +First Amendment to Mariner Post-Acute Network, Inc. Employee Stock Purchase Plan (formerly the Paragon Health Network, Inc. Employee Stock Purchase Plan) (filed as Exhibit 10.79 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.19 +First Amendment to the New GranCare, Inc. 1996 Stock Incentive Plan (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.20 +New GranCare, Inc. 1996 Replacement Stock Option Plan (filed with Amendment No. 1 to GranCare's Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

        *10.21 +First Amendment to the New GranCare, Inc. 1996 Replacement Stock Option Plan (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.22 +New GranCare, Inc. Outside Directors' Stock Incentive Plan (filed with Amendment No. 1 to GranCare's Registration Statement on Form S-1, Registration No. 333-19097, and incorporated herein by reference).

        *10.23 +First Amendment to the New GranCare, Inc. Outside Directors Stock Incentive Plan (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.24 +Second Amendment to the New GranCare, Inc. Outside Directors Stock Incentive Plan (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.25 Indemnification Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-1, Registration No. 33-44726, and incorporated herein by reference).

        *10.26 Assignment Agreement dated as of February 21, 1992 between LCA and the ARA Group, Inc. (filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-1, Registration No. 33-44726, and, incorporated herein by reference).

         10.27 Settlement Agreement Re: Pharmacy Supply Contracts, dated October 9, 2001, by and between Registrant and its affiliates and NeighborCare Pharmacy Services.

         10.28 Form of Pharmacy Dispensing Services Agreement between Registrant's affiliates and NeighborCare's affiliates.

         10.29 Form of Consultant Pharmacy Agreement between Registrant's affiliates and NeighborCare's affiliates.

         10.30 Form of Service Agreement between Registrant's affiliates and NeighborCare's affiliates.

         10.31 Settlement Agreement Re NHP Lease Portfolio, dated June 27, 2001, by and among Registrant and its affiliates and Nationwide Health Properties, Inc. ("NHP") and its affiliates, including as exhibits Operations Transfer Agreement, Revised and Restated Master Addendum to Leases.

         10.32 Guaranty of Leases, dated June 27, 2001 by Registrant in favor of NHP.

        *10.33 Asset Purchase Agreement, dated December ___, 2000, by and among Midtown Real Estate Company, LLC, as buyer, Professional Health Care Management, Inc. ("PHCM") as seller and Frenchtown Nursing Home, Inc., Madonna Nursing Center, Inc., Middlebelt Nursing Home, Inc. and St. Anthony Nursing Home, Inc. (each a subsidiary of PHCM) (filed as Exhibit 10.5 to the Registrant's Quarterly Report for the period ended December 31, 2000, and incorporated herein by reference).

        *10.34 Ancillary Restructuring Agreement, dated December 21, 2000, by and among Omega Healthcare Investors, Inc. ("Omega"), PHCM and Cambridge Bedford, Inc., Cambridge East, Inc., Cambridge North, Inc., Cambridge South, Inc., Clintonaire Nursing Home, Inc., Crestmont Health Center, Inc, Heritage Nursing Home, Inc., Nightingale East Nursing Center, Inc. and Middlebelt-Hope Nursing Home, Inc. (each as subsidiary of
                  PHCM), Living Centers - PHCM, Inc., GranCare, Inc. and the Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000, and incorporated herein by reference).

        *10.35    Order under 11 U.S.C. ss.ss. 105, 363, 364, 365, and 1146(c)
                  and Fed. R. Bankr. P. 6004, 6906 and 9019: (i) authorizing the sale to an affiliate of Ciena Healthcare Management, Inc. of four facilities and related personal property free and clear of all claims, liens, encumbrances and interests; (ii) approving a related ancillary restructuring agreement with Omega, the mortgage of the subject property; (iii) determining that such sale is exempt from any stamp, transfer, recording, or similar tax; (iv) authorizing the rejection of certain executory contracts; and (v) granting related relief (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001, and incorporated herein by reference).

        *10.36 Form of Settlement Agreement by and among Senior Housing Properties Trust; SPTMNR Properties Trust; Five Star Quality Care, Inc.; SHOPCO-AZ, LLC; SHOPCO-CA, LLC; SHOPCO-Colorado, LLC; SHOPCO-WI, LLC; the Registrant; GranCare, Inc.; AMS Properties, Inc.; and GCI Health Care Centers, Inc. (filed as
                  Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000).

        *10.37    Order Under 11 U.S.C.ss.ss.105, 363, 365 and 1146(c) and Fed.
                  R. Bankr. P. 6004, 6006 and 9019: (i) Approving Settlement Agreement With Senior Housing Properties Trust And Certain Related Entities; (ii) Authorizing The Sale Of Rights And Interests In And To Certain Leased Facilities And Personal Property To Senior Housing Properties Trust Free And Clear Of All Liens, Claims, Encumbrances, And Interests; (iii) Determining That Such Sale Is Exempt From Any Stamp, Transfer, Recording, Or Similar Tax; (iv) Authorizing The Assumption Of Certain Leasehold Interests; and (v) Granting Related Relief Including, A Prohibition Against Recourse (filed as Exhibit
                  10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

        *10.38 Credit Agreement for $890,000,000 dated as of November 4, 1997, by and among the Registrant, as Borrower, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.39 First Amendment, dated as of July 8, 1998, by and among the Registrant, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lenders parties thereto, relating to the Credit Agreement identified in Item 10.38 above (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.40 Second Amendment, dated as of December 22, 1998, by and among the Registrant, The Chase Manhattan Bank, as Administrative Agent, NationsBank, N.A., as Documentation Agent, and the several lender parties thereto, relating to the Credit Agreement identified in Item 10.38 above (filed as Exhibit
                  10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.41 Guarantee and Collateral Agreement dated as of November 4, 1997, by and among the Registrant and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.42 Amended and Restated Participation Agreement ("FBTC Participation Agreement") dated November 4, 1997, by and among LCA, as Lessee, FBTC Leasing Corp. ("FBTC"), as Lessor, The Chase Manhattan Bank, as Agent for the Lenders, the Fuji Bank Limited (Houston Agency), as Co-Agent, and the Lenders parties thereto (filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.43 First Amendment to FBTC Participation Agreement dated July 8, 1998 (filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.44 Second Amendment to FBTC Participation Agreement dated December 22, 1998 (filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.45 Amended and Restated Guaranty ("FBTC Guarantee") dated November 4, 1997, by and among the Registrant and certain other guarantors signatory thereto in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit
                  10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.46    First Amendment to FBTC Guarantee dated July 8, 1998 (filed as
                  Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.47 Second Amendment to FBTC Guarantee dated December 22, 1998 (filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *10.48 Lease dated October 10, 1996, between FBTC, as Lessor, and LCA, as Lessee (filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.49 Amendment to Lease dated as of November 4, 1997 between FBTC and LCA (filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

        *10.50 Form of Mortgage and Security Agreement with respect to five of GranCare's facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health Care Capital Finance, Inc., each agreement dated as of March 23, 1995 (filed with GranCare's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

        *10.51 Credit Agreement dated as of May 18, 1994 by and among Mariner Health, PNC Bank, N.A. ("PNC Bank") and the other banks party thereto. (filed as Exhibit 10.1 to Mariner Health's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994, and incorporated herein by reference).

        *10.52 Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. ("AmHSPP"), Mariner Health Care, Inc. and Mariner Health, including:
                  Exhibit A, Warrant to Purchase 210,000 Shares of Mariner Health's Common Stock by and among AmHSPP and Mariner Health; and Exhibit B, Warrant to Purchase 1,890,000 Shares of Mariner Health's Common Stock by and among AmHSPP and Mariner Health (filed as Exhibit 10.36 to Mariner Health's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

         *10.53 Amended and Restated $250,000,000 Revolving Credit Facility Credit Agreement (through Amendment No. 18) dated December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as "Banks" (filed as Exhibit
                  10.63 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.54 Guaranty and Suretyship Agreement dated as of May 18, 1994, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Agent (filed as Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.55 Collateral Agency and Sharing Agreement dated as of December 23, 1998, by and among Mariner Health, its subsidiary guarantors and PNC Bank as Collateral Agent, revolving credit facility Administrative Agent and term loan Administrative Agent (filed as Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.56 $210,000,000 Term Loan Facility Credit Agreement, dated as of December 23, 1998, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein as "Banks" (filed as Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

         *10.57 Amended and Restated Pledge Agreement (Borrower Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health (filed as Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.58 Amended and Restated Pledge Agreement (Pledging Stock) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of stock of subsidiaries of Mariner Health held by the subsidiary pledgors (filed as Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.59 Amended and Restated Pledge Agreement (Pledging Partnership Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by such subsidiaries (filed as Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.60 Amended and Restated Pledge Agreement (Pledging Limited Liability Company Interests) dated as of December 23, 1998, from various subsidiaries of Mariner Health signatory thereto in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain limited liability company membership interests held by such subsidiaries (filed as Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.61 Amended and Restated Pledge Agreement (Tri-State Pledging Partnership Interests) dated as of December 23, 1998, from Tri-State Health Care, Inc. ("Tri-State") in favor of PNC Bank, as Collateral Agent, relating to the pledge of certain partnership interests held by Tri-State (filed as Exhibit
                  10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.62 Security Agreement dated as of December 23, 1998 from Mariner Health and its subsidiary guarantors in favor of PNC Bank, as Collateral Agent (filed as Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.63 Continuing Agreement of Guaranty and Suretyship dated as of December 23, 1998 from various subsidiaries of Mariner Health in favor of the Collateral Agent relating to the $210,000,000 term loan facility of Mariner Health (filed as Exhibit 10.75 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.64 Amended and Restated $210,000,000 Term Loan Facility Credit Agreement (the "Mariner Health Term Loan Agreement"), dated, as amended, as of January 19, 19999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union, as Syndication Agent, and the financial institutions referred to therein (filed as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference).

         *10.65 Third Amendment to Credit Agreement dated as of May 11, 1999, by and among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto, amending the Senior Credit Facility (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

         *10.66 Third Amendment to Guarantee dated as of May 11, 1999, by and among the Company, its subsidiaries signatory thereto, and The Chase Manhattan Bank, as Administrative Agent, amending the Amended and Restated Guarantee dated as of November 4, 1997 (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

         *10.67 Third Amendment to Participation Agreement dated as of May 11, 1999, by and among Living Centers Holding Company, FBTC Leasing Corp., The Chase Manhattan Bank, as Agent, and The Fuji Bank, Limited (Houston Agency), amending the Amended and Restated Participation Agreement dated as of November 4, 1997 (filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

         *10.68 Amendment No. 21 to Revolving Credit Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $250,000,000 Revolving Credit Facility Credit Agreement, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as "Banks" (filed as Exhibit 10.85 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.69 Amendment No. 2 to Term Loan Facility Credit Agreement, dated as of October 29, 1999, by and among Mariner Health, PNC Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, to which is attached as an exhibit an amended and restated $210,000,000 Term Loan Facility Credit Administrative Agent, First Union National Bank, as Syndication Agent, and the financial institutions referred to therein, as "Banks" (filed as Exhibit 10.87 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.70 Confirmation for U.S. Dollar Total Return Swap Transaction dated September 21, 1998, between NationsBank, N.A. and the Registrant in connection with the ISDA Master Agreement (1992 form) dated as of October 31, 1997 between NationsBank, N.A. and the Registrant (filed as Exhibit 10.76 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.71 Guaranty dated as of September 21, 1998, from Mariner Health and the subsidiaries of Mariner Health signatory thereto, in favor of NationsBank, N.A. relating to the total return swap referred to in Item 10.70 above (filed as Exhibit 10.77 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

         *10.72 Acknowledgement and Amendment, dated August 16, 1999, to the Credit Agreement, dated November 4, 1997 (as amended by the First Amendment, dated as of July 8, 1998, the Second Amendment, dated as of December 22, 1998, the Third Amendment, dated as of May 11, 1999), among Mariner Post-Acute Network, Inc., as the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as the Lenders, Bank of America, N.A., as Documentation Agent, and The Chase Manhattan Bank, as the Administrative Agent (filed as Exhibit 10.89 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.73 Promissory Note, dated August 16, 1999, by Mariner Post-Acute Network, Inc., as the Maker, to Bank of America, N.A., as the Holder, in the principal amount of $26,485,562.79 (filed as Exhibit 10.90 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.74 Debtor-In-Possession Credit Agreement dated as of January 20, 2000, by and among Mariner Health, certain subsidiaries of Mariner Health, First Union National Bank, N.A., as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as Co-Arrangers, PNC Bank, National Association, as Collateral and Administrative Agent, and certain other lenders (filed as Exhibit 10.95 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.75   Eighth Amendment, dated January 19, 2001, to
                  Debtor-In-Possession Credit Agreement, dated as of January 20, 2000 (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001, and incorporated herein by reference).

         *10.76   Ninth Amendment, dated February 20, 2001, to
                  Debtor-In-Possession Credit Agreement, dated as of January 20, 2000 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference).

         *10.77 Tenth Amendment, dated March 20, 2001, to Debtor-In-Possession Credit Agreement, dated as of January 20, 2000 (filed as
                  Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference).

         *10.78   Eleventh Amendment, dated April 20, 2001, to
                  Debtor-In-Possession Credit Agreement, dated as of January 20, 2000 (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference).

         *10.79   Twelfth Amendment, dated July 19, 2001, to
                  Debtor-In-Possession Credit Agreement, dated as of January 20, 2000 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference).

          10.80 Thirteenth Amendment, dated November 15, 2001, to Debtor-In-Possession Credit Agreement dated as of January 20, 2000.

         *10.81 Revolving Credit and Guaranty Agreement between dated as of January 18, 2000, by and among the Registrant, certain subsidiaries of the Registrant, the Chase Manhattan Bank, as Agent, and certain other lenders (filed as Exhibit 10.96 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.82 Third Amendment, dated January 11, 2001, to Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (filed as
                  Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001, and incorporated herein by reference).

         *10.83 Fourth Amendment, dated June 26, 2001, to Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (filed as
                  Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference).

          10.84 Fifth Amendment, dated November 16, 2001, to Revolving Credit and Guaranty Agreement dated as of January 18, 2000.

         *10.85 Security and Pledge Agreement dated January 18, 2000, by and among the Registrant, certain subsidiaries of the Registrant and The Chase Manhattan Bank, as Agent, and certain other lenders (filed as Exhibit 10.97 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.86 Security Agreement dated January 20, 2000, by and among Mariner Health, First Union National Bank, N.A., PNC Bank, National Association and certain other lenders (filed as Exhibit 10.98 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference).

         *10.87 Final Order Authorizing Debtors to Obtain Post-Petition Financing and to Utilize Cash Collateral and Granting Adequate Protection to Pre-Petition Secured Parties (entered 3/20/00) (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

         *10.88 Order Approving Assumption of Unexpired Leases and Lease Amendment Agreement With Mid-South Health Care Associates (entered 3/30/00) (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

         *10.89 Order on Motion for Order Approving Assumption of Unexpired Leases, Lease Guaranty and Lease Amendments, as Consensually Amended, with Premier Properties of South Carolina and Village Green Convalescent Center, Inc. (entered 3/30/00) (filed as
                  Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 2000) (filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

         *10.90 Final Order (i) Authorizing Postpetition Financing Pursuant to 11 U.S.C. (S) 364, (ii) Granting Senior Liens and Superiority Administrative Expense Claim Status Pursuant to 11 U.S.C.
                  (S)(S) 105, 364, 503(b) and 507, (iii) Authorizing Use of Cash Collateral Pursuant to 11 U.S.C. (S) 363, and (iv) Granting Adequate Protection Pursuant to 11 U.S.C. (S)(S) 363 and 364 (filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference).

          10.91 Asset Purchase Agreement, dated as of December 5, 2001, by and among Registrant and its affiliates, Omnicare, Inc. and APS Acquisition LLC.

          10.92 Form of Pharmacy Dispensing Services Agreement by and between American Pharmaceutical Services, Inc. and certain of Registrant's subsidiaries with amendments.

          10.93 Form of Consultant Pharmacist Agreement by and between American Pharmaceutical Services, Inc. and certain of Registrant's subsidiaries.

          10.94 Form of Respiratory Therapy Equipment Agreement by and between American Pharmaceutical Services, Inc. and certain of Registrant's subsidiaries.

          10.95 Cheetah Master Lease Agreement, dated January 25, 2001, between Studer/Morton Companies, Inc. and Living Centers of Texas, Inc.

          10.96 Form of Amendment of Lease Agreement By and Between Studer/Morton Companies, Inc., and Living Centers of Texas, Inc., dated January 25, 2001 for each of five facilities.

         10.97 Joint Plan or Reorganization for Mariner Post-Acute Network, Inc., Mariner Health Group, Inc., and Their Respective Debtor Affiliates Dated November 30, 2001.

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

Date: December 28, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           SIGNATURE                                TITLE                             DATE
           ---------                                -----                             ----

/s/ C. Christian Winkle              President, Chief Executive Officer and       December 28, 2001
------------------------------       Director (Principal Executive Officer)
C. Christian Winkle


/s/ William C. Straub                Senior Vice President, Controller and        December 28, 2001
------------------------------       Chief Accounting Officer (Principal
William C. Straub                    Financial and Accounting Officer)


/s/ Gene E. Burleson                 Chairman of the Board and Director           December 28, 2001
------------------------------
Gene E. Burleson


/s/ Joel S. Kanter                   Director                                     December 28, 2001
------------------------------
Joel S. Kanter


/s/ William G. Petty, Jr.            Director                                     December 28, 2001
------------------------------
William G. Petty, Jr.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001

                                                                                  PAGE
                                                                                  ----
Report of Independent Auditors..................................................  F-2

Consolidated Balance Sheets as of September 30, 2001 and 2000...................  F-3

Consolidated Statements of Operations for the years ended
  September 30, 2001, 2000 and 1999.............................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  September 30, 2001, 2000 and 1999.............................................  F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 2001 and 2000...................................................  F-6

Notes to Consolidated Financial Statements......................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Mariner Post-Acute Network, Inc.

         We have audited the accompanying consolidated balance sheets of Mariner Post-Acute Network, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Post-Acute Network, Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 of the accompanying consolidated financial statements, the Company has incurred net losses, has a capital deficit of approximately $1.5 billion at September 30, 2001 and has not been in compliance with certain covenants of various loan agreements. In addition, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code and continue to operate as a debtor-in-possession under the protection of chapter 11. These matters raise substantial doubt about the Company's ability to continue as a going concern. On November 30, 2001, the Company filed a plan of reorganization with the U.S. Bankruptcy Court, which was amended on December 14, 2001. No disclosure statement has been approved for this plan, and no solicitation of acceptances for this plan are being sought at this time. In the event the plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

                                                     ERNST & YOUNG LLP


 Atlanta, Georgia
 December 12, 2001,except for Note 1,
   as to which the date is December 15, 2001

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                             2001                2000
                                                                                          -----------         -----------
                                    ASSETS

Current assets:
   Cash and cash equivalents .....................................................        $   209,050         $   170,468
   Receivables, net of allowance for doubtful accounts of $53,286 and $44,624  ...            241,860             246,695
   Inventories ...................................................................              6,769               8,032
   Net assets of discontinued operations .........................................             60,360              70,979
   Prepaid expenses and other current assets .....................................             42,164              52,032
                                                                                          -----------         -----------
     Total current assets ........................................................            560,203             548,206

Property and equipment, net ......................................................            416,026             439,044
Goodwill, net ....................................................................            196,223             207,652
Restricted investments ...........................................................             32,831              35,671
Other assets .....................................................................             25,695              17,062
                                                                                          -----------         -----------
                                                                                          $ 1,230,978         $ 1,247,635
                                                                                          ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ..........................................        $        --         $        --
   Accounts payable ..............................................................             72,608              67,810
   Accrued compensation and benefits .............................................            100,488              91,629
   Accrued insurance obligations .................................................             24,764               9,616
   Other current liabilities .....................................................             27,899              47,440
                                                                                          -----------         -----------
     Total current liabilities ...................................................            225,759             216,495

Liabilities subject to compromise ................................................          2,293,820           2,369,549

Long-term debt, net of current maturities ........................................             59,688                  --
Long-term insurance reserves .....................................................             92,769              68,987
Other liabilities ................................................................             25,827              28,124
Minority interest ................................................................              4,624               4,657
                                                                                          -----------         -----------
     Total liabilities ...........................................................          2,702,487           2,687,812

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued .....                 --                  --
   Common stock, $.01 par value; 500,000,000 shares authorized; 73,688,379
     shares issued ...............................................................                737                 737
   Capital surplus ...............................................................            980,952             980,952
   Accumulated deficit ...........................................................         (2,453,773)         (2,420,378)
   Accumulated other comprehensive gain (loss) ...................................                575              (1,488)
                                                                                          -----------         -----------
     Total stockholders' equity (deficit) ........................................         (1,471,509)         (1,440,177)
                                                                                          -----------         -----------
                                                                                          $ 1,230,978         $ 1,247,635
                                                                                          ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                            -----------------------------------------------
                                                                                2001              2000              1999
                                                                            -----------       -----------       -----------
Net revenues .........................................................      $ 1,872,135       $ 1,879,307       $ 1,990,863

Costs and expenses:
   Salaries, wages and benefits ......................................        1,146,048         1,165,033         1,210,447
   Nursing, dietary and other supplies ...............................          120,403           127,024           128,520
   Ancillary services ................................................          112,083            89,464           219,292
   General and administrative ........................................          192,956           208,226           271,786
   Insurance .........................................................          118,436           104,380            94,796
   Rent ..............................................................           62,782            80,643            98,860
   Depreciation and amortization .....................................           49,399            49,235           107,506
   Provision for bad debts ...........................................           28,140            30,166           103,512
   Loss on settlement with government ................................           33,410                --                --
   Impairment of long-lived assets ...................................               --            19,413           875,093
   Recapitalization, indirect merger and other expenses ..............               --             8,610            61,901
   Loss on disposal of assets ........................................               --             3,673           242,735
                                                                            -----------       -----------       -----------
     Total costs and expenses ........................................        1,863,657         1,885,867         3,414,448
                                                                            -----------       -----------       -----------
Operating income (loss) ..............................................            8,478            (6,560)       (1,423,585)

Other income (expenses):
   Interest expense (Contractual interest for the fiscal year ended September 30, 2001 and 2000 was $201,066
     and $238,911, respectively) .....................................           (5,171)          (71,905)         (204,247)
   Interest and dividend income ......................................            6,007            11,366             9,075
   Reorganization items ..............................................          (47,721)          (10,816)               --
   Other .............................................................             (462)            2,261               771
                                                                            -----------       -----------       -----------
Loss from continuing operations before income taxes ..................          (38,869)          (75,654)       (1,617,986)

Benefit for income taxes .............................................           (4,807)          (19,374)               --
                                                                            -----------       -----------       -----------
Loss from continuing operations ......................................          (34,062)          (56,280)       (1,617,986)

Discontinued operations:
   Income (loss) from operations of discontinued
     pharmacy operations .............................................              667            (2,705)         (160,296)
                                                                            -----------       -----------       -----------
Net loss .............................................................      $   (33,395)      $   (58,985)      $(1,778,282)
                                                                            ===========       ===========       ===========


Earnings (loss) per share--basic and diluted:
   Loss from continuing operations ...................................      $     (0.46)      $     (0.76)      $    (22.03)
   Earnings (loss) from discontinued operations ......................             0.01             (0.04)            (2.18)
                                                                            -----------       -----------       -----------
   Net loss per share ................................................      $     (0.45)      $     (0.80)      $    (24.21)
                                                                            ===========       ===========       ===========








   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                    COMMON STOCK                                    COMPREHENSIVE
                                                 -------------------     CAPITAL      ACCUMULATED       INCOME
                                                  SHARES      AMOUNT     SURPLUS        DEFICIT         (LOSS)           TOTAL
                                                 --------     ------     --------    -------------     ---------      -----------
BALANCE, SEPTEMBER 30, 1998 ..............         73,277      $ 733     $980,142     $  (583,111)     $    (750)     $   397,014

Comprehensive loss:
   Net loss ..............................             --         --           --      (1,778,282)            --       (1,778,282)
   Unrealized loss on securities
     available-for-sale, net of tax ......             --         --           --              --         (5,565)          (5,565)
                                                                                                                      -----------
Comprehensive loss .......................                                                                             (1,783,847)

Issuance of common stock .................             49         --          127              --             --              127
Funding of employee benefit plans ........            369          4          683              --             --              687
                                                 --------      -----     --------     -----------      ---------      -----------
BALANCE, SEPTEMBER 30, 1999 ..............         73,695        737      980,952      (2,361,393)        (6,315)      (1,386,019)

Comprehensive loss:
   Net loss ..............................             --         --           --         (58,985)            --          (58,985)
   Unrealized gain on securities
     available-for-sale, net of tax ......             --         --           --              --          4,827            4,827
                                                                                                                      -----------
Comprehensive loss .......................                                                                                (54,158)

Retirement of stock ......................             (7)        --           --              --             --               --
                                                 --------      -----     --------     -----------      ---------      -----------
BALANCE, SEPTEMBER 30, 2000 ..............         73,688        737      980,952      (2,420,378)        (1,488)      (1,440,177)

Comprehensive loss:
   Net loss ..............................             --         --           --         (33,395)            --          (33,395)
   Unrealized gain on securities
     available-for-sale, net of tax ......             --         --           --              --          2,063            2,063
                                                                                                                      -----------
Comprehensive loss .......................                                                                                (31,332)
                                                 --------      -----     --------     -----------      ---------      -----------
BALANCE, SEPTEMBER 30, 2001 ..............         73,688      $ 737     $980,952     $(2,453,773)     $     575      $(1,471,509)
                                                 ========      =====     ========     ===========      =========      ===========




   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                  -----------------------------------------
                                                                                    2001           2000             1999
                                                                                  ---------      ---------      -----------
Cash flows from operating activities:
   Net loss .................................................................     $ (33,395)     $ (58,985)     $(1,778,282)
   Adjustments to reconcile net loss to net cash provided
     (utilized) by operating activities
       Depreciation and amortization ........................................        49,399         49,235          107,506
       Interest accretion on discounted debt ................................            --         15,540           20,091
       Equity earnings/minority interest ....................................           462         (2,261)            (771)
       Reorganization items .................................................        47,721         10,816               --
       Provision for bad debts ..............................................        28,140         30,166          103,512
       Loss on settlement with government ...................................        33,410             --               --
       Impairment of long-lived assets ......................................            --         19,413          875,093
       Change in estimate related to reduction in revenue ...................            --             --          122,023
       Loss on disposal of assets ...........................................            --          3,673          242,735
       (Income) loss from discontinued pharmacy operations ..................          (667)         2,705          160,296
   Changes in operating assets and liabilities:
       Receivables ..........................................................       (57,972)       (27,594)          19,411
       Inventories ..........................................................           395           (884)          (2,440)
       Prepaid expenses and other current assets ............................        16,142        (18,915)          67,599
       Accounts payable .....................................................        22,382         40,969          (20,206)
       Accrued liabilities and other current liabilities ....................       (16,068)       110,088          (22,243)
   Changes in long-term insurance reserves ..................................        53,903        (19,181)          19,589
   Other ....................................................................        (4,208)       (27,922)          17,897
                                                                                  ---------      ---------      -----------
 Net cash provided (utilized) by operating activities of
     continuing operations before reorganization items ......................       139,644        126,863          (68,190)
                                                                                  ---------      ---------      -----------
 Net cash provided by discontinued pharmacy operations ......................         4,235          5,384            8,632
                                                                                  ---------      ---------      -----------

   Payment of reorganization items, net .....................................       (46,191)       (25,503)              --
                                                                                  ---------      ---------      -----------

Cash flows from investing activities:
   Purchases of property and equipment ......................................       (31,902)       (30,563)         (73,251)
   Proceeds from sale of property, equipment and other
     assets .................................................................         7,900         11,337           87,032
   Restricted investments ...................................................         3,393         22,405           13,714
   Net collections on notes receivable ......................................         1,171          1,405           10,466
   Other ....................................................................            --         (2,360)              --
                                                                                  ---------      ---------      -----------
Net cash (utilized) provided by investing activities ........................       (19,438)         2,224           37,961

Cash flows from financing activities:
   Net draws under prepetition credit line ..................................            --             --          222,350
   Repayment of prepetition long-term debt ..................................       (39,668)       (10,402)        (105,135)
   Proceeds from Deficiency Note ............................................            --             --           26,486
   Repurchase of subordinated debt ..........................................            --             --          (46,661)
   Deferred financing fees ..................................................            --             --           (7,538)
   Other ....................................................................            --             85              598
                                                                                  ---------      ---------      -----------
Net cash (utilized) provided by investing activities ........................       (39,668)       (10,317)          90,100
                                                                                  ---------      ---------      -----------
Increase in cash and cash equivalents .......................................        38,582         98,651           68,503

Cash and cash equivalents, beginning of year ................................       170,468         71,817            3,314
                                                                                  ---------      ---------      -----------
Cash and cash equivalents, end of year ......................................     $ 209,050      $ 170,468      $    71,817
                                                                                  =========      =========      ===========

    The accompanying notes are an integral part of these financial statements

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1        NATURE OF BUSINESS

    REPORTING ENTITY

         Mariner Post-Acute Network, Inc. and its subsidiaries (collectively, the "Company") provide post-acute health care services, primarily through the operation of their skilled nursing facilities ("SNFs"). All references to the "Company" herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At September 30, 2001, the Company's significant operations consisted of 326 skilled nursing facilities, including 9 stand-alone assisted living facilities, in 24 states with approximately 39,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets, which represents the Company's only reportable operating segment. The Company also operates 13 owned, leased or managed long-term acute care ("LTAC") hospitals in 4 states with approximately 670 licensed beds. See Note 21 for financial information about the Company's segments.

         The Company also continues to operate approximately 31 institutional pharmacies and four distribution centers located in 17 states, servicing more than 1,400 affiliated and third-party long-term care centers (the "APS Division"). The Company and certain of its subsidiaries have received the approval of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to sell the Company's institutional pharmacy business. Accordingly, the APS Division has been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States. See Note 4.

    PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

         On January 18, 2000 (the "Petition Date"), the Company (excluding Mariner Health Group, Inc. ("Mariner Health") and its direct and indirect subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "MHG Debtors"), the "MPAN Debtors") and the MHG Debtors filed voluntary petitions for relief (collectively, the "Chapter 11 Filings") in the Bankruptcy Court under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"), thus commencing the chapter 11 cases (the "Chapter 11 Cases"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act enacted on August 5, 1997 (the "Balanced Budget Act"). As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

         On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the "Debtors") filed a Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On December 5, 2001, the Bankruptcy Court set a hearing on the adequacy of the Disclosure Statement for January 16, 2002. On December 14, 2001, the Debtors filed an Amended Joint Plan of Reorganization and Disclosure Statement (as further amended from time to time, respectively, the "Joint Plan" or "Disclosure Statement"). Notice of the hearing on the adequacy of the Debtors' Disclosure Statement was mailed to the Debtors' various creditor constituencies and other parties entitled to notice on or about December 15, 2001. See Note 3.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. The financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The accompanying consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company (see Note 3). Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

         The Company's reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, its ability to comply with the terms of its various commitments, including its debtor-in-possession financing, confirmation of a plan of reorganization, success of future operations after such confirmation, and the ability to generate sufficient cash from operations and financing sources to meet obligations.

         The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events, they may ultimately differ from actual results.

    RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

    CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents.

         As a result of separate DIP Financings (as defined) and prepetition senior credit facilities, the Company maintains separate centralized cash management systems for the MPAN Debtors and for the MHG Debtors in which cash receipts are transferred periodically from facility and ancillary company depository accounts to a separate cash concentration account for the MPAN Debtors or the MHG Debtors. Funds are then used to provide for normal working capital requirements, including reduction of the outstanding credit lines, or placement of excess funds in investment grade investments. In accordance with SOP 90-7, interest income earned since the Petition Date on cash accumulated during the Chapter 11 Cases is classified as reorganization items (see Note 3).

    INVENTORIES

         Inventories, consisting principally of medical supplies, are valued at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Major replacements and significant improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Interest costs related to funds borrowed to finance construction are capitalized but were not significant for all periods presented. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

    Buildings.........................................   25-40 years
    Building improvements.............................   10-15 years
    Furniture, fixtures and equipment.................    3-15 years

    GOODWILL

         Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in various purchase business combinations and is amortized on a straight-line basis over the estimated useful lives of the related assets. Amortization of goodwill charged to expense was $11.3 million, $12.6 million and $41.6 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Accumulated amortization at September 30, 2001 and 2000 was $34.9 million and $24.0 million, respectively. During the fiscal year ended September 30, 2000, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 years to 20 years. The net effect of such change was a charge of $4.4 million, or $0.06 per share, for the fiscal year ended September 30, 2000.

    ASSESSMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates the carrying values of its long-lived assets, including goodwill, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable or the estimated useful life has changed in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, an impairment loss is recognized when indicators of impairment are present and the sum of the expected undiscounted cash flows are not sufficient to recover the asset's carrying amount. The difference between the carrying amount of the long-lived assets being evaluated and the estimated fair value of the assets represents the impairment loss. Fair value is based on market prices where available, estimates of market value, or determinations using various valuation techniques including anticipated future cash flows discounted at rates commensurate with the risks involved. See Note 14 for discussion of impairment charges.

    RESTRICTED INVESTMENTS

         Restricted investments represent cash, fixed interest securities, and other investments that have primarily been designated to pay insurance claims of the Company's wholly-owned insurance subsidiaries. Restricted investments also include amounts restricted for collateral under the terms of certain letters of credit and mortgage agreements. See Note 8. These restricted investments have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, are reported at their estimated fair value with unrealized gains and losses, net of related tax effects, included with accumulated other comprehensive income as a separate component of stockholders' equity.

    PROFESSIONAL LIABILITY RISKS

         The Company currently purchases general and professional liability insurance through a third party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim. Loss provisions for professional liability risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history, and independent actuarially determined estimates. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently by the Company's management with any adjustments resulting therefrom reflected in current earnings. Claims are paid over varying periods which generally range from one to five years.

         Prior to July 31, 1999, the Company's general and professional insurance included aggregated stop loss features limiting the Company's out-of-pocket exposure. For the policy period from April 1, 1999 through July 31, 1999, the total exposure for general and professional liability claims is limited to $23.1 million; for the policy period from April 1, 1998 through March 31, 1999, the Company's total exposure is limited to $7.7 million.

    INCOME TAXES

         Noncurrent deferred income taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes, reserves for uninsured losses not deductible in the current period, and other timing differences (see Note 17).

         The Company files a consolidated federal income tax return. Federal and state income tax payments made for the fiscal years ended September 30, 2001, 2000 and 1999 were $0.8 million, $0.6 million and $3.0 million, respectively. In addition to the tax payments made, the Company received $4.0 million, $21.9 million and $78.1 million in tax refunds during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

    NET REVENUES

         Revenues are derived from services rendered to patients for routine long-term care, including daily dietary, social and recreational services, and a full range of pharmacy, rehabilitation and medical services. Revenues are recorded based upon established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Historically, the Medicare program utilized a cost-based retrospective reimbursement system for skilled nursing facilities based on reasonable direct and indirect allowable costs, as well as capital costs and ancillary costs, primarily therapy and pharmacy costs. Under this system, each skilled nursing facility received an interim payment during the year then submitted an annual cost report prepared in accordance with federal and state regulations, subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements should not have a material effect on financial position or results of operations. The Balanced Budget Act made numerous changes to the Medicare program through the implementation of a prospective payment system ("PPS") whereby reimbursement for skilled nursing facilities is based on an all-inclusive per diem rate, which varies depending on the level of acuity of the patient. See Note 6.

    CHANGE IN ACCOUNTING ESTIMATES

         During the fiscal year ended September 30, 1999, the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, which included $39.3 million to reduce the estimated amount receivable from cost reports filed or settled during the period. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items, primarily pertaining to related party adjustments asserted by the fiscal intermediaries through the reopening of certain Mariner Health cost reports. The reopening of these cost reports were to incorporate adjustments that reduced the allowable costs of rehabilitation therapy services furnished to the Mariner Health facilities by Mariner Health's rehabilitation subsidiaries. At June 30, 1999, Mariner Health had received revised notices of program reimbursement ("NPRs") for approximately fifty 1995 and 1996 cost reports of its facilities, which resulted in reductions in reimbursable cost of approximately $16.9 million. The loss per share of this $122.0 million change in estimate was approximately ($1.66) for the fiscal year ended September 30, 1999. In lieu of recoupment by the fiscal intermediaries, the Company reached an agreement with the Health Care Financing Administration ("HCFA"), which subsequently was renamed the Centers for Medicare and Medicaid Services ("CMS"), and the fiscal intermediaries, implementing an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year.

    COMPREHENSIVE INCOME

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations. Comprehensive income includes net income
(loss), as well as charges and credits directly to stockholders' equity (deficit), which are excluded from net income (loss). The Company has presented comprehensive income in the consolidated statements of stockholders' equity (deficit).

    SEGMENT REPORTING

         During Fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the method that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. See Note 21.

    STOCK-BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for employee stock options in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, the Company recognizes no compensation expense for stock option grants.

         In October 1995, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock option. Companies that do not follow the new fair-value based method are required to provide pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been applied. See Note 11 for the pro forma effects on the Company's reported net income (loss) and earnings (loss) per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS 123.

    RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it currently engage in hedging activities. The Company adopted this accounting standard as required effective October 1, 2000 and it did not have a material impact on its consolidated financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations completed after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows as a result of adopting this accounting standard.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. SFAS 142 will be effective for the Company beginning October 1, 2002. Until the Company and Mariner Health file a plan of reorganization that is confirmed by the Bankruptcy Court, the Company cannot currently estimate the impact these impairment tests will have on its consolidated financial position or result of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses were incurred. The Company does not expect there to be a material impact on its financial position, results of operations, or cash flows, as a result of adopting this accounting standard.

NOTE 3        PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

    EVENTS LEADING TO BANKRUPTCY

         During fiscal year 1999, the Company experienced significant losses, resulting in certain financial covenant violations under the Company's various loan agreements (see Note 9). In addition, the Company did not make any scheduled interest and principal payments due subsequent to September 30, 1999, which resulted in an event of default under its loan agreements. The inability of the Company to service or restructure its debt and other obligations culminated in the Chapter 11 Filings on January 18, 2000. While the Chapter 11 Filings constituted a default under the Company's various financing arrangements, section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default outside of the Chapter 11 Cases without obtaining relief from the automatic stay from the Bankruptcy Court.

    REORGANIZATION

         In connection with the Chapter 11 Filings, the MPAN Debtors obtained a commitment for $100.0 million in debtor-in-possession ("DIP") financing (the "MPAN DIP Financing") from a group of lenders (the "MPAN DIP Lenders") led by JP Morgan Chase Bank (f/k/a the Chase Manhattan Bank, "Chase"), which was subsequently replaced by Foothill Capital Corporation as administrative agent ("Foothill"). The MHG Debtors also obtained a commitment for $50.0 million in DIP financing (the "Mariner Health DIP Financing" and together with the MPAN DIP Financing, the "DIP Financings") from a group of lenders (the "Mariner Health DIP Lenders") led by PNC Bank, National Association ("PNC"). The commitment under the MPAN DIP Financing has been reduced to $50.0 million. The commitment under the Mariner Health DIP Financing has been reduced to $25.0 million. See
Note 9.

         On the Petition Date, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits, and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities, and patient obligations. All other prepetition liabilities at September 30, 2001 and 2000 are classified in the consolidated balance sheet as liabilities subject to compromise. The Company has been and intends to continue to pay postpetition claims of vendors and providers in the ordinary course of business.

         As previously noted, on November 30, 2001, the Debtors filed a Joint Plan and Disclosure Statement with the Bankruptcy Court. The Joint Plan is the result of many months of good faith and arm's length negotiations among representatives of the Debtors, the lenders under the MPAN Debtors' prepetition senior secured credit facility (the "MPAN Senior Credit Facility Claim Holders"), the lenders under the MHG Debtors' prepetition senior secured credit facility (the "MHG Senior Credit Facility Claim Holders"), the committee of unsecured creditors in the MPAN Debtors' Chapter 11 Cases (the "MPAN Committee"), and the committee of unsecured creditors in the MHG Debtors' Chapter 11 Cases.

         In this regard, the Debtors, a majority of the MPAN Senior Credit Facility Claim Holders, and a majority of the MHG Senior Credit Facility Claim Holders entered into a Joint Plan Support Agreement dated as of November 2, 2001 (the "Joint Plan Support Agreement"). The Debtors, a majority of the MPAN Senior Credit Facility Claim Holders and the MPAN Committee also entered into a Plan Support Agreement dated as of September 21, 2001 (the "Plan Support Agreement"). The Joint Plan Support Agreement commits the parties thereto to support a plan of reorganization that conforms with the terms set forth in the Joint Plan Support Agreement provided that the Joint Plan is confirmed and goes effective on or before April 1, 2002, and a disclosure statement for such plan is approved on or before January 31, 2002. The Plan Support Agreement commits the MPAN Committee to support a plan of reorganization that provides for recoveries to the MPAN Committee as set forth in the Plan Support Agreement provided that such a plan is consummated prior to March 31, 2002.

         If confirmed and consummated, the Joint Plan will provide for the substantive consolidation of the MPAN Debtors' estates, and for the separate substantive consolidation of the MHG Debtors' estates. Accordingly, any claims against and assets of a particular MPAN Debtor will be deemed to be claims against and assets of all of the MPAN Debtors, and any claims against and assets of a particular MHG Debtor will be deemed to be claims against and assets of all of the MHG Debtors. Notwithstanding the foregoing, substantive consolidation will not affect the validity of any creditor's perfected and unavoidable interest in property of the Debtors' estates (such as validly perfected liens).

         Following consummation of the Joint Plan, the Company will have one capital structure, and the MPAN Debtors and the MHG Debtors generally will no longer be required to operate separately, except with respect to the resolution of claims in their respective Chapter 11 Cases. The MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders will receive the majority of the equity in the Company following its reorganization ("Reorganized MPAN").

         If the Joint Plan is confirmed and consummated, general unsecured creditors of the MPAN Debtors, other than holders of the Company's issued and outstanding $275.0 million principal amount 9.5% Senior Subordinated Notes due 2007 (the "9.5% Senior Subordinated Notes") and $294.0 million principal amount 10.5% Senior Subordinated Discount Notes due 2007 (the "10.5% Senior Subordinated Discount Notes," and together with the 9.5% Senior Subordinated Notes, the "MPAN Senior Subordinated Notes"), will receive on account of their allowed unsecured claims pro rata distributions from the MPAN Debtors' general unsecured claims distribution fund, which will consist of approximately 2% of the Reorganized MPAN's common stock, par value $.01 per share (the "New MPAN Common Stock"), issued on the effective date of the Joint Plan (the "Effective Date"); and additional warrants to purchase approximately 2% of the New MPAN Common Stock. Holders of MPAN Senior Subordinated Notes that do not oppose confirmation of the Joint Plan will receive pro rata distributions from the MPAN Senior Subordinated Note distribution fund, which also will consist of approximately 2% of the New MPAN Common Stock and additional warrants to purchase approximately 2% of the New MPAN Common Stock. General unsecured creditors of the MHG Debtors and holders of Mariner Health's issued and outstanding $150.0 million principal amount Senior Subordinated Notes due 2004 (the "MHG Senior Subordinated Notes") that do not oppose confirmation of the Joint Plan will receive on account of their claims pro rata distributions from the MHG Debtors' unsecured claims distribution fund, which will consist of cash in an amount equal to the lesser of (i) $7.5 million, or (ii) such amount as may be necessary to fund a 5% distribution to the foregoing holders of allowed claims. Holders of punitive damage claims and securities damages claims will receive no distributions under the Joint Plan on account of such claims.

         If the Joint Plan is confirmed and consummated, the Debtors' principal prepetition secured lender groups (the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders) will become the majority owners of Reorganized MPAN, receiving, in the aggregate, distributions of approximately 96% of the shares of New MPAN Common Stock as of the Effective Date, in addition to cash and newly issued debt. Certain of the Debtors' SNFs are encumbered by mortgage debt owing to third parties other than the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders (the "Project Lenders"). If the Joint Plan is confirmed, most Project Lenders will receive a cash payment in an amount necessary (if any) to provide them a loan-to-collateral-value ratio of 80% (the "Cash Pay Down") and a new mortgage note in an amount equal to the balance of their allowed secured claims after the Cash Pay Down. The collateral of certain Project Lenders may be returned to them in satisfaction of all or part of their allowed secured claims. Most other creditors holding allowed secured claims will be unimpaired, paid in full, or have their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims will be paid in full.

         If the Joint Plan is confirmed and consummated, existing stockholder interests in the currently issued and outstanding common stock, par value $.01 per share, of Mariner Post-Acute Network, Inc. (the "Common Stock") and options and warrants to acquire the same will be cancelled. Accordingly, holders of Common Stock are not entitled to vote on the Joint Plan and will be deemed to have rejected the Joint Plan. Following the Effective Date, Mariner Health and its direct or indirect subsidiaries will be direct or indirect subsidiaries of Reorganized MPAN as set forth in a corporate restructuring program to be implemented by the Company in connection with the effectiveness of the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation, and other matters that will affect the rights of creditors and equity holders.

         Under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases, including real property lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Debtors are actively engaged in the process of reviewing their respective executory contracts and unexpired leases and final decisions with respect to assuming or rejecting contracts and unexpired leases, as well as the approval of the Bankruptcy Court, are still pending.

         If the Disclosure Statement is approved by the Bankruptcy Court, and only following such approval, the Joint Plan must be voted upon by impaired classes of creditors of the Debtors that are entitled to vote and approved by the Bankruptcy Court. No assurance can be given regarding the approval of the Disclosure Statement or Joint Plan, whether the Disclosure Statement or Joint Plan will be modified, or the terms on which the approval of the Disclosure Statement or Joint Plan may be conditioned. In addition, there can be no assurances that the Joint Plan will be approved by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or that the Joint Plan will be consummated. Although the Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, various requirements of the Bankruptcy Code must be met. If the Joint Plan is not confirmed and the Company's exclusive right to file and solicit acceptance of the Joint Plan ends, any party in interest may subsequently file its own plan of reorganization for the MPAN Debtors or the MHG Debtors. In addition, on June 12, 2001, the MHG Senior Credit Facility Claim Holders filed their own plan of reorganization for the MHG Debtors, which has since been amended (including amendments thereto, "the MHG Bank Groups' Plan"), and a proposed disclosure statement for the MHG Bank Groups' Plan. The adequacy of the disclosure statement was subsequently approved by the Bankruptcy Court at a hearing held on August 7, 2001, subject to various amendments in response to objections thereto. In light of the Joint Plan Support Agreement, the MHG Senior Credit Facility Claim Holders are not seeking confirmation of their own alternative plan. However, if certain deadlines in the Joint Plan Support Agreement are not met, or if there is otherwise a default under that agreement, the MHG Senior Credit Facility Claim Holders may elect to seek confirmation of their alternative plan.

     LIABILITIES SUBJECT TO COMPROMISE

         "Liabilities subject to compromise" refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Joint Plan and other events. Payment terms for these amounts will be established in connection with the Joint Plan. A summary of the principal categories of claims classified as liabilities subject to compromise at September 30, 2001 and 2000 are as follows (in thousands of dollars):

                                                                             SEPTEMBER 30,
                                                                    --------------------------------
                                                                       2001                 2000
                                                                    -----------          -----------
         Long-term debt ...................................         $ 2,057,067          $ 2,147,756
         Accounts payable .................................              95,794               82,318
         Accrued interest .................................              79,959               85,564
         Accrued insurance obligations ....................              86,268               71,745
         Other accrued liabilities ........................               7,706               15,140
         Deferred loan costs ..............................             (32,974)             (32,974)
                                                                    -----------          -----------
                                                                    $ 2,293,820          $ 2,369,549
                                                                    ===========          ===========

         Approximately $2.3 billion and $2.4 billion of liabilities subject to compromise would have been classified as current liabilities at September 30, 2001 and 2000, respectively if the Chapter 11 Filings had not been filed.

         In accordance with SOP 90-7, effective January 18, 2000, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise. Contractual interest for the fiscal years ended September 30, 2001 and 2000 was $201.1 million and $238.9 million, respectively, which is $195.9 million and $167.0 million in excess of interest expense included in the accompanying consolidated financial statements for the fiscal years ended September 30, 2001 and 2000. Interest expense for the fiscal years ended September 30, 2001 and 2000 represents interest paid on certain capital leases and other miscellaneous indebtedness.

     REORGANIZATION ITEMS

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the consolidated statements of operations for the fiscal years ended September 30, 2001 and 2000 consist of the following (in thousands of dollars):

                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                       2001                 2000
                                                                    -----------          -----------
         Professional fees ................................         $    37,002         $     22,918
         DIP financing fees ...............................               3,156                2,852
         Other reorganization costs .......................              12,233                2,607
         Net loss (gain) on divestitures ..................               1,531              (14,688)
         Gain on settlement of prepetition accounts payable                 (89)                (410)
         Interest earned on accumulated cash resulting from
             Chapter 11 Filings ...........................              (6,112)              (2,463)
                                                                    -----------          -----------
                                                                    $    47,721          $    10,816
                                                                    ===========          ===========


NOTE 4   DISCONTINUED OPERATIONS

         As noted previously, the Company has obtained the approval of the Bankruptcy Court for the sale of its pharmaceutical division. The APS Division has incurred operating losses in recent years and the Company has determined that the APS Division is not a strategic fit with the Company's core operations. Accordingly, the Company determined that a sale of the APS Division was in the best interests of its estates and creditors. However, numerous of the Company's SNFs have contractual agreements with APS that will, for the most part, remain in effect after the sale transaction closes.

         The Company actively marketed the APS Division to all known potential buyers that were capable of purchasing and operating the business and expressed an interest in such an acquisition following notification by the Company. After the Company concluded extensive due diligence and prolonged negotiations with more than one potential buyer, Genesis Health Ventures, Inc. and its affiliate, NeighborCare Pharmacy Services, Inc. (collectively, "Genesis"), emerged as the parties making the best initial offer for the APS Division, which offer was subject to an auction and overbidding process in return for Genesis' right to a break-up fee and reimbursement of reasonable costs not to exceed $1.7 million if Genesis was not the successful bidder following the auction and Bankruptcy Court approval of the sale to an alternative buyer.

         On October 16, 2001, the Bankruptcy Court entered an order in each of the Debtors' Chapter 11 Cases of the Company authorizing: (i) the implementation of certain notice, overbid, and auction procedures in connection with the Company's sale of the APS Division; and (ii) the break-up fee arrangements outlined in the relevant Asset Purchase Agreement. On October 17, 2001, each of the Debtors filed a motion (the "APS Sale Motion") in each of their respective Chapter 11 Cases seeking approval of the sale of APS free and clear of liens, claims, encumbrances, and interests to the party making the highest and best offer, and to take certain actions in connection with the sale of the APS Division.

         In response to the APS Sale Motion, an overbid for the assets of the APS Division was received from Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, "Omnicare"). As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction by both Genesis and Omnicare, Omnicare was determined to have made the highest and best bid. On December 5, 2001, at the conclusion of the hearing on the APS Sale Motion, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant Asset Purchase Agreement) and up to $18.0 million in future payments depending upon certain post-closing operating results of the APS Division. As a result of the selection of Omnicare as the purchaser of the assets of the APS Division, Genesis will be entitled to its full $1.7 million break-up fee. The Company expects to close the sale of the assets of the APS Division by January 31, 2002.

         APS currently serves approximately 216 of the Company's facilities through contractual arrangements. Likewise, Genesis provides pharmaceutical supplies and services and related consulting services to approximately 58 SNFs that are operated by one of the Company's wholly owned subsidiaries, GranCare, Inc. ("GranCare"), as a result of an agreement with a predecessor of Genesis at the February 1997 sale of GranCare's institutional pharmacy business. In connection with the Company's Chapter 11 Cases, Genesis asserted arrearages under executory contracts in amounts approximating $22.0 million, plus an unspecified amount of liquidated damages that would be owing in the event the contracts with Genesis were terminated. Pursuant to a settlement agreement approved by the Bankruptcy Court, (a) the contracts with Genesis were assumed, as modified, by entering into uniform and restated agreements for a term of 18 months; (b) pricing relief was granted; (c) cure amounts were limited to a single claim in the amount of $6.0 million which, rather than being paid in cash, was instead allowed as a general unsecured claim in the MPAN Debtors Chapter 11 Cases; and (d) mutual releases were exchanged, with Genesis waiving any claims in the Debtors' Chapter 11 Cases for liquidated damages, administrative or otherwise, and limiting its administrative expenses to amounts due for goods sold and services rendered.

         The Company has reclassified its prior consolidated financial statements to present the operating results of the APS Division as a discontinued operation. Operating results for the APS Division for each of the three fiscal years in the period ended September 30, 2001 are as follows (in thousands of dollars):

                                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   ---------------------------------------------------
                                                                      2001                2000                  1999
                                                                   ---------            ---------            ---------
Net revenues ..........................................            $ 214,633            $ 238,372            $ 281,717

Total costs and expenses ..............................              213,225              241,669              441,267
                                                                   ---------            ---------            ---------
Operating income (loss) ...............................                1,408               (3,297)            (159,550)

Other income (expenses) ...............................                 (741)                 592                 (746)
                                                                   ---------            ---------            ---------
Income (loss) from operations of discontinued
     pharmacy operations ..............................            $     667            $  (2,705)           $(160,296)
                                                                   =========            =========            =========


         The assets and liabilities of such operations to be discontinued consisted of the following at September 30, 2001 and 2000 (in thousands of dollars):

                                                                                   SEPTEMBER 30,
                                                                        -----------------------------------
                                                                            2001                    2000
                                                                        -----------             -----------
Receivables ................................................            $    28,386             $    35,505
Inventories ................................................                 13,368                  12,638
Prepaid expenses and other current assets ..................                    550                     603
Property and equipment, net ................................                 10,778                  13,369
Goodwill, net ..............................................                  8,966                   9,729
Other assets ...............................................                  1,637                   2,301
Liabilities subject to compromise ..........................                 (1,575)                 (1,664)
Other liabilities ..........................................                 (1,750)                 (1,502)
                                                                        -----------             -----------
Net assets of discontinued operations ......................            $    60,360             $    70,979
                                                                        ===========             ===========

         The net assets of discontinued operations at September 30, 2000 are classified as a net current asset based substantially on the original classification of such assets and liabilities.

NOTE 5  DIVESTITURES

     FISCAL YEAR 2001

         During fiscal year 2001, the Company completed the sale or divestiture of approximately 44 owned, leased or managed SNFs and certain assets, which resulted in a net gain of approximately $3.7 million. These facilities reported net revenues of approximately $110.7 million, $173.0 million and $173.7 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

     FISCAL YEAR 2000

         During the period from the Petition Date through September 30, 2000, the Company completed the sale or divestiture of certain owned, leased or managed SNFs and certain assets, which resulted in a net gain of approximately $3.6 million. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

         The Company, through its GranCare subsidiaries, leased twenty-two facilities from Senior Housing Properties Trust ("SHPT") and its wholly-owned subsidiary SPTMNR Properties Trust ("SPTMNR"), which succeeded to the interests of Health and Retirement Properties Trust ("HRPT") to various agreements, (collectively, the "SNH Entities"). On June 30, 2000, the Company, SPTMNR and SHPT executed a settlement agreement, which was approved by the Bankruptcy Court on May 10, 2000, whereby: (a) the Company obtained fee simple ownership of five of the previously leased facilities from the SNH Entities; (b) seventeen facilities leased by the Company and related personal property were assigned to affiliates of the SNH Entities; (c) a cash collateral deposit of $15.0 million and shares of HRPT and SPTMNR stock, with a market value of $7.2 million, were retained by the SNH Entities; and (d) the Company agreed to manage the seventeen facilities transferred to the SNH Entities during a transition period, which ended December 31, 2000. Upon termination of the management agreement, the Company has no further relationship with or obligations to the SNH Entities. As a result of the settlement, the Company realized a net gain of approximately $11.1 million, which is included as part of the Company's net gain on divestitures and included in the accompanying consolidated statements of operations as reorganization items.

         During the quarter ended December 31, 1999, the Company completed the sale of certain SNFs and other assets, which resulted in a net gain on sale of assets of approximately $1.4 million. In addition, the Company also disposed of its remaining home health operations and recorded a net loss on disposal of assets of approximately $2.7 million.

           The 28 skilled nursing facilities divested during fiscal year 2000 reported net revenues of approximately $87.1 million and $130.7 million for the fiscal years ended September 30, 2000 and 1999, respectively.

      FISCAL YEAR 1999

         On July 29, 1999, the Company completed the sale of its hospital rehabilitation management contract business to National Rehab Partners, Inc., which resulted in a loss on sale of $4.9 million.

         On June 30, 1999, the Company completed the sale of the assets of its outpatient rehabilitation management contract to HealthSouth Corporation, which resulted in a loss on sale of $2.5 million.

         Effective May 31, 1999, the Company terminated all of its contracts to provide therapy services to both unaffiliated third-parties and to the Company's SNFs. As a result of the contract terminations and the closure of its therapy business, the Company recorded a loss on the disposal of the goodwill associated with the therapy business of $228.5 million and a loss on disposal of related assets of $7.5 million.

         The Company also disposed of substantially all of its home health, contract management operations, and approximately 15 SNFs during the year ended September 30, 1999, recording a net gain on disposal of $0.7 million. These SNFs reported net revenues of approximately $32.0 million for the fiscal year ended September 30, 1999.

NOTE 6   REVENUES

         Net revenues include amounts payable for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid, and from private insurers and the patients themselves. Prior to May 31, 1999, net revenues also included amounts received under management contracts with non-affiliated SNFs and other entities for rehabilitation therapy services as well as revenues from the Company's medical products and home health care services. Primarily as a result of changes in Medicare reimbursement effected under the Balanced Budget Act, these businesses began to generate, or were anticipated to generate, significant operating losses and negative cash flow and have been divested or closed (see Note 5).

         The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, payor mix, type of services rendered to the patient, and rates of reimbursement among payor categories (private, Medicare, and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories as well as changes in the quality mix significantly affect the profitability of the Company's operations.

         A summary of approximate net revenues by payor type for the fiscal years ended September 30, 2001, 2000 and 1999 is as follows (in thousands of dollars):

                                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------
                                                                      2001                 2000                  1999
                                                                   -----------          -----------          -----------
         Medicaid ..............................................   $   923,576          $   956,290          $   934,619
         Medicare ..............................................       565,230              514,881              548,266
         Private and other .....................................       383,329              408,136              507,978
                                                                   -----------          -----------          -----------
                                                                   $ 1,872,135          $ 1,879,307          $ 1,990,863
                                                                   ===========          ===========          ===========

     BALANCED BUDGET ACT AND THE PROSPECTIVE PAYMENT SYSTEM

         As noted previously, the Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services through the implementation of PPS whereby reimbursement for SNFs is based on an all-inclusive per diem rate, which varies depending on the level of acuity of the patient. As a result, SNFs reimbursed under the Medicare program are paid a federal per diem rate for virtually all covered services, including pharmacy and therapy services, regardless of the actual costs incurred by the provider. Each patient is evaluated and assigned to one of 44 Resource Utilization Groups ("RUGs") which correspond to the patient's acuity level under the PPS patient classification system. The patient's RUG classification dictates the per diem reimbursement rate for that patient. The higher the acuity level of the patient, the more services that are required by that patient. Accordingly, a higher acuity patient that requires more services is assigned to a higher payment grouping, resulting in a higher per diem rate. As of July 1, 1999, all facilities were being funded under the provisions of PPS, and, as such, revenues recorded consist of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates.

         The Balanced Budget Act also provided that for SNFs in operation prior to 1996, the federal per diem rate would be phased in over a four-year period. In November 1999, Congress passed the Balanced Budget Refinement Act of 1999 ("BBRA") which, among other things, allowed each skilled nursing facility to apply to adopt the full federal rate at the beginning of their cost reporting periods beginning on, or after, January 1, 2000, or to continue to phase in to the federal rate over the next three years using a blended transition rate (see Recent Legislation below). An evaluation was completed by the management of the Company to determine the SNFs that would benefit from adoption of the full federal rate and the Company has taken advantage of this election where appropriate.

     RECENT LEGISLATION

         Since the passage of the Balanced Budget Act, Congress has passed additional legislation intended to temporarily mitigate the reduction in reimbursement for SNFs under PPS. As noted previously, Congress passed the BBRA in November 1999 and, in December 2000, passed the Benefits Improvement and Protection Act of 2000 ("BIPA").

         Among other things, the BBRA provides for a temporary 20% increase in the federal per diem rate or the federal component of the blended transition rate (facilities subject to the full federal rate would receive 100% of the enhancement) for 15 of the 44 RUGs to recognize the costs associated with the more medically complex patients. The increase is for services provided beginning April 1, 2000 (BIPA amended this provision to redistribute the amounts applicable to rehabilitation patients from three specific RUG categories across all 14 rehabilitation RUG categories) and will remain in effect until the Secretary of HHS implements a refined patient classification to better account for medically-complex patients. The BBRA also provides for a 4% increase in the federal per diem rate for all patient acuity categories for the twelve months ending September 30, 2001 and 2002. In addition, the BBRA also excludes certain items and services from the formerly all-inclusive PPS per diem rates, such as ambulance services furnished to an individual in conjunction with renal dialysis services, chemotherapy items, radioisotope services and customized prosthetic devices (artificial limbs).

         In addition to the changes made by the BBRA, BIPA provides for, among other things, an increase in the nursing component of all RUG categories by 16.66% over an 18 month period commencing April 1, 2001, and requires the Comptroller General to complete a study of nursing staff ratios by August 1, 2002. BIPA also increased the SNF prospective payment inflation adjustment upward for rates effective October 1, 2000 through September 30, 2001. Moreover, BIPA further refines certain consolidated billing requirements established by the Balanced Budget Act.

           However, increases in Medicare reimbursement provided for under the BBRA will terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services (currently scheduled to be implemented October 2002) and the increases provided for under BIPA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with these occurrences will have a material adverse effect on the Company. The Company preliminarily estimates that these occurrences will result in a loss of revenue of approximately $72 million in fiscal year 2003. While the Company is hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted.

           Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company is aware of certain current investigations and additional possible investigations involving allegations of potential wrongdoing with respect to Medicare and Medicaid (see Note 18). While the Company believes that it is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and potential exclusion from the Medicare and Medicaid programs.

NOTE 7   PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2001 and 2000 consisted of the following (in thousands of dollars):

                                                                                 SEPTEMBER 30,
                                                                       -----------------------------------
                                                                          2001                     2000
                                                                       -----------             -----------
         Land .............................................            $    65,665             $    68,633
         Buildings and improvements .......................                443,119                 447,729
         Leasehold improvements ...........................                 53,600                  57,804
         Furniture, fixtures and equipment ................                163,435                 156,954
         Leased property under capital leases .............                 41,152                  41,035
                                                                       -----------             -----------
              Total .......................................                766,971                 772,155
         Less: Accumulated depreciation ...................               (350,945)               (333,111)
                                                                       -----------             -----------
                                                                       $   416,026             $   439,044
                                                                       ===========             ===========


         Depreciation expense, including amortization of assets under capital leases, related to property and equipment for the fiscal years ended September 30, 2001, 2000 and 1999 was $37.4 million, $32.3 million and $65.1 million, respectively.

NOTE 8   RESTRICTED INVESTMENTS

         Restricted investments at September 30, 2001 and 2000 included the following (in thousands of dollars):

                                                                                       GROSS          GROSS       ESTIMATED
                                                                       AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                                         COST         GAINS          LOSSES         VALUE
                                                                       --------     -----------    -----------    ---------
SEPTEMBER 30, 2001
Restricted by self insurance programs:
    U.S. Treasury Notes .........................................      $  3,293      $     47      $      --       $  3,340
    Corporate debt securities ...................................         9,975           399             --         10,374
    Mortgage-backed securities ..................................         4,440           129             --          4,569
    Cash ........................................................         1,137            --             --          1,137
    Other .......................................................           749            --             --            749
                                                                       --------      --------       --------       --------
                                                                         19,594           575             --         20,169
Restricted by bank agreements:
    Cash Collateral Accounts ....................................        12,662            --             --         12,662
                                                                       --------      --------       --------       --------
                                                                       $ 32,256      $    575       $     --       $ 32,831
                                                                       ========      ========       ========       ========

SEPTEMBER 30, 2000
Restricted by self insurance programs:
    U.S. Treasury Notes .........................................      $  3,108      $     18       $    (27)      $  3,099
    Asset-backed securities .....................................         1,262            --            (35)         1,227
    Corporate debt securities ...................................        19,736            31           (259)        19,508
    Mortgage-backed securities ..................................         2,301             6             --          2,307
    Cash ........................................................         5,956            --             --          5,956
                                                                       --------      --------       --------       --------
                                                                         32,363            55           (321)        32,097
Restricted by bank agreements:
    Cash Collateral Accounts ....................................         3,574            --             --          3,574
                                                                       --------      --------       --------       --------
                                                                       $ 35,937      $     55       $   (321)      $ 35,671
                                                                       ========      ========       ========       ========

         Proceeds from the sales and maturities of investments were $20.8 million, $16.8 million and $32.3 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

         The amortized cost and estimated fair value of debt securities and other investments at September 30, 2001, by contractual maturity, are shown below (in thousands of dollars). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                                                ESTIMATED
                                                                        AMORTIZED                 FAIR
                                                                           COST                   VALUE
                                                                       -----------             -----------
Due in one year or less ..........................                     $     1,689             $     1,696
Due after one year through five years ............                           9,102                   9,493
Due after five years through ten years ...........                           2,477                   2,525
Due after ten years ..............................                              --                      --
                                                                       -----------             -----------
                                                                            13,268                  13,714

Mortgage-backed securities .......................                           4,440                   4,569
Cash, Cash Collateral Account and Other ..........                          14,548                  14,548
                                                                       -----------             -----------
Total ............................................                     $    32,256             $    32,831
                                                                       ===========             ===========


NOTE 9   DEBT

         Long-term debt at September 30, 2001 and 2000 is summarized in the following table (in thousands of dollars):

                                                                          SEPTEMBER 30,
                                                              -----------------------------------
                                                                 2001                     2000
                                                              -----------             -----------
Senior credit facilities:
    Senior Credit Facility .......................            $   894,208             $   905,981
    Mariner Health Senior Credit Facility ........                225,991                 233,835
    Mariner Health Term Loan Facility ............                185,283                 192,439

Subordinated debt:
    Senior Subordinated Notes ....................                274,121                 274,121
    Senior Subordinated Discount Notes ...........                220,071                 220,071
    Mariner Health Senior Subordinated Notes .....                103,136                 103,136

Other, including capital lease obligations .......                213,945                 218,173
                                                              -----------             -----------
                                                                2,116,755               2,147,756

Less: current maturities .........................                     --                      --
Less amounts subject to compromise ...............             (2,057,067)             (2,147,756)
                                                              -----------             -----------
Total long-term debt .............................            $    59,688             $        --
                                                              ===========             ===========

     PREPETITION DEBT

         Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Cases, the Company is in default on substantially all of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Bankruptcy Code generally prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified in the accompanying consolidated financial statements as liabilities subject to compromise at September 30, 2001 and 2000 (see Note 3).

         The obligations of Mariner Post-Acute Network, Inc. under its senior credit facility, as well as obligations in respect of a synthetic lease transaction and under a deficiency note relating to a total return swap terminated in August 1999, are guaranteed by substantially all of the Mariner Post-Acute Network, Inc. subsidiaries other than the Omega Debtors (as defined below), Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of Mariner Post-Acute Network, Inc. and such subsidiaries. Mariner Health's obligations under its senior credit facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Unlike the MPAN Debtors, the MHG Debtors neither guarantee the Mariner Post-Acute Network, Inc. obligations under the Mariner Post-Acute Network, Inc. debt facilities (other than guaranteeing certain obligations of Mariner Post-Acute Network, Inc. relating to the latter's prepetition total return swap transaction) nor pledge their assets to secure such obligations. Correspondingly, the MPAN Debtors do not guarantee or assume any obligations under the Mariner Health debt facilities. The MHG Debtors are not subject to the covenants contained in the MPAN Debtors' debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the MPAN Debtors.

         No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facilities, primarily as a result of the application of a portion of the cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments. In addition, during July 2001, Mariner Health made a $15.0 million adequate protection payment to the MHG Senior Credit Facility Claim Holders in connection with the extension of the Mariner Health DIP Financing maturity date to December 31, 2001. Subsequently, an additional adequate protection payment of $7.5 million was made to the MHG Senior Credit Facility Claim Holders in connection with the further extension of the maturity of the Mariner Health DIP financing to April 1, 2002 (see "- Debtor-in-Possession Financing for Mariner Health"). Interest paid on prepetition indebtedness in fiscal year 2001 was $5.2 million. Interest paid on prepetition indebtedness was $20.5 million during fiscal year 2000, of which $15.6 million was paid prior to the Petition Date, and $175.8 million during fiscal year 1999.

     SENIOR CREDIT FACILITY

         The Senior Credit Facility consists of four components: a 6 1/2 year term loan facility in an aggregate principal amount of $315.0 million (the "Tranche A Term Loan Facility"); a 7 1/2 year loan facility in an aggregate principal amount of $250.0 million (the "Tranche B Term Loan Facility"); a 8 1/2 year term loan facility in an aggregate principal amount of $250.0 million (the "Tranche C Term Loan Facility"); and a 6 1/2 year revolving credit facility in the maximum amount of $175.0 million (the "Revolving Credit Facility"). Loans made under the Tranche A Term Loan Facility (the "Tranche A Term Loans"), the Tranche B Term Loan Facility ("Tranche B Term Loans") and the Tranche C Term Loan Facility ("Tranche C Term Loans") are collectively referred to herein as "Term Loans". Advances under the Revolving Credit Facility are sometimes referred to as "Revolving Loans." Principal amounts outstanding under the Revolving Credit Facility were scheduled to mature in April 2005.

         Interest on outstanding borrowings under the Revolving Credit Facility accrue, at the option of the Company, at the Alternate Base Rate (the "ABR") of Chase or at a reserve adjusted Eurodollar Rate (the "Eurodollar Rate") plus, in each case, an Applicable Margin. The term "Applicable Margin" means a percentage that will vary in accordance with a pricing matrix based upon the respective term loan tenor and the Company's leverage ratio.

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

         Following the December 1998 Amendment, the Applicable Margins in the pricing matrix pertaining to the Revolving Credit Facility and Tranche A Term Loans ranged from 1.25% for ABR loans and 1.75% to 2.75% for loans under the Eurodollar. The applicable interest rate margin for Tranche B Term Loans was 2.25% for loans under the ABR and 3.25% for Eurodollar loans. The applicable interest rate margin for Tranche C Term Loans was 2.25% for loans under the ABR and 3.50% for Eurodollar loans.

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

     SENIOR SUBORDINATED NOTES

         On November 4, 1997, the Company completed a private offering to institutional investors of $275.0 million of its 9.5% Senior Subordinated Notes due 2007, at a price of 99.5% of face value and $294.0 million of its 10.5% Senior Subordinated Discount Notes due 2007, at a price of 59.6% of face value (collectively, the "Notes"). Interest on the Senior Subordinated Notes is payable semi-annually. Interest on the Senior Subordinated Discount Notes will accrete until November 1, 2002 at a rate of 10.57% per annum, compounded semi-annually, and were to be cash pay at a rate of 10.5% per annum thereafter. The Notes are scheduled to mature on November 1, 2007. The Company did not make the scheduled interest payment of approximately $13.2 million due on the Senior Subordinated Notes in November 1999 and such default was not cured within the applicable grace period.

     MARINER HEALTH SENIOR CREDIT FACILITY AND MARINER HEALTH TERM LOAN FACILITY

         Mariner Health is the borrower under a $460.0 million senior secured revolving loan facility (the "Mariner Health Senior Credit Facility"), by and among Mariner Health, the lenders signatory thereto (the "Mariner Health Lenders"), and PNC, as agent for the Mariner Health Lenders. The Mariner Health Senior Credit Facility terminated on January 3, 2000 without the scheduled maturity payment being made. The borrowing availability and rate of interest varied depending upon specified financial ratios with applicable interest rate margins ranging between 0% and 0.25% for prime-base borrowings and between 0.50% and 1.75% for Eurodollar-based advances.

         Effective December 23, 1998, Mariner Health amended the Mariner Health Senior Credit Facility (the "Mariner Health Senior Credit Facility Amendment") to (a) reduce the amount of the revolving commitment from $460.0 million to $250.0 million; (b) provide additional financial covenant flexibility for Mariner Health and its subsidiaries; (c) increase the applicable interest rate margins so that they range from 0.25% to 1.25% for prime-based loans, and from 1.75% to 2.75% for Eurodollar-based advances; (d) modify certain of the operating covenants referred to in the immediately preceding paragraph; and (e) expand the amount and types of collateral pledged to secure the Mariner Health Senior Credit Facility. Immediately after giving effect to the Mariner Health Senior Credit Facility Amendment, the applicable interest rate margin for prime-based advances increased to 0.75%, and the applicable interest rate margin for Eurodollar-based borrowings increased to 2.25%.

         Contemporaneously with the effectiveness of the Mariner Health Senior Credit Facility Amendment, Mariner Health entered into a term loan agreement dated as of the same date (the "Mariner Term Loan Agreement") with PNC, as administrative agent, First Union National Bank, as syndication agent, and the financial institutions signatory thereto as lenders (the "Term Lenders"), pursuant to which the Term Lenders made a $210 million senior secured term loan to Mariner Health (the "Mariner Health Term Loan"). The interest rate pricing and covenants contained in the Mariner Health Term Loan Agreement are substantially similar to the corresponding provisions of the Mariner Health Senior Credit Facility, as amended by the Mariner Health Senior Credit Facility Amendment. The Mariner Health Term Loan matured on January 3, 2000, is guaranteed by the same subsidiary guarantors as he Mariner Health Senior Credit Facility, and is cross-defaulted and cross-collateralized with the Mariner Health Senior Credit Facility.

         Mariner Health was not in compliance with certain of the financial covenants contained in the Mariner Health Senior Credit Facility and in the Mariner Health Term Loan Facility as of March 31, 1999, and again as of June 30, 1999 and September 30, 1999. In addition, Mariner Health failed to make its October 1, 1999 interest payments due on the Mariner Health Senior Credit Facility and on the Mariner Health Term Loan Facility within the applicable grace period, although it was ultimately able to satisfy such obligations through amendments to those credit facilities which permitted cash collateral held by the collateral agent to be applied for such purpose. However, as previously noted, Mariner Health did not make the required payments with regard to the Mariner Health Term Loan and Mariner Health Senior Credit Facility at their respective January 3, 2000 maturity dates.

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

     DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY

         As noted previously, the MPAN Debtors entered into a $100.0 million DIP financing arrangement in connection with the Chapter 11 Filings. On March 20, 2000, the Bankruptcy Court granted final approval (the "Final MPAN DIP Order,") of the MPAN DIP Financing. The MPAN DIP Credit Agreement initially established a $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the MPAN Debtors. At the request of the MPAN Debtors, the size of the MPAN DIP Financing was reduced to $50.0 million on January 11, 2000. The agreement related to the MPAN DIP Financing (the "MPAN DIP Credit Agreement") provides that amounts outstanding under the MPAN DIP Financing may not at any time exceed the maximum borrowing amounts established for the MPAN Debtors under the Final MPAN DIP Order or the MPAN borrowing base of eligible accounts receivable (the "MPAN Borrowing Base"). Up to $10.0 million of the MPAN DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the MPAN Debtors. Interest accrues on the principal amount outstanding under the MPAN DIP Financing at a per annum rate of interest equal to the ABR of Chase plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the MPAN Debtors under the MPAN DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

         The terms of the MPAN DIP Financing require that Mariner Post-Acute Network, Inc. prepay principal to the extent that the principal amount outstanding under the MPAN DIP Financing at any time exceeds the MPAN Borrowing Base then in effect. To the extent proceeds of loans under the MPAN DIP Financing are used to complete the construction of certain healthcare facilities (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the MPAN DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the MPAN Debtors' prepetition senior secured credit facility and the remaining 25% of such excess net cash proceeds to be retained by the MPAN Debtors as additional working capital. Pursuant to the terms of the Final MPAN DIP Order, 75% of the net cash proceeds of other asset sales approved by the Bankruptcy Court and the requisite MPAN DIP Lenders are to be applied as an adequate protection payment to the lenders under the MPAN Debtors' prepetition senior credit facility. Mariner Post-Acute Network, Inc. has the right to make optional prepayments in increments of $1.0 million and reduce the commitment under the MPAN DIP Credit Agreement in increments of $5.0 million.

         The obligations of Mariner Post-Acute Network, Inc. under the MPAN DIP Credit Agreement are jointly and severally guaranteed by each of the other MPAN Debtors, except for certain MPAN Debtors owning facilities mortgaged to Omega Healthcare Investors, Inc. (the "Omega Debtors") whose guarantee is limited to the negative cash flows of the Omega Debtors pursuant to the MPAN DIP Credit Agreement, the Final MPAN DIP Order and the

Final MPAN Cash Collateral Order (defined below). Under the terms of the Final MPAN DIP Order, the obligations of the MPAN Debtors under the MPAN DIP Credit Agreement (the "MPAN DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve out for certain professional fees and expenses incurred by the MPAN Debtors). The MPAN DIP Obligations are secured by perfected liens on all or substantially all of the assets of the MPAN Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final MPAN DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Final MPAN Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the MPAN Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the MPAN Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Final MPAN DIP Order, the Final MPAN Cash Collateral Order, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

         The MPAN DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MPAN Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the MPAN Debtors being unable to obtain further advances under the MPAN DIP Financing and possibly the exercise of remedies by the MPAN DIP Lenders, either of which events could materially impair the ability of the MPAN Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the MPAN Debtors to use cash collateral to fund operations. At September 30, 2001, no revolving loans were outstanding under the MPAN DIP Credit Agreement and approximately $6.0 million of letters of credit issued under the MPAN DIP Credit Agreement were outstanding. Mariner Post-Acute Network, Inc. is currently not in compliance with the EBITDA covenant contained in the MPAN DIP Credit Agreement. Mariner Post-Acute Network, Inc.'s failure to comply with this EBITDA covenant is principally the result of a charge taken in connection with the Global Settlement with CMS. The MPAN Debtors have obtained a waiver of the covenant violation from the MPAN DIP Lenders.

         The outstanding principal of the MPAN DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the MPAN Debtors, Chase and the requisite MPAN DIP Lenders amended the MPAN DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the MPAN DIP Financing from January 19, 2001 to August 31, 2001. The scheduled termination date of the MPAN DIP Credit Agreement was subsequently extended to December 31, 2001 by amendment to the MPAN DIP Credit Agreement dated as of June 26, 2001, and approved by the Bankruptcy Court on August 7, 2001. The scheduled termination date of the MPAN DIP Credit Agreement was again subsequently extended to April 1, 2002 by amendment to the MPAN DIP Credit Agreement dated as of November 16, 2001, and approved by the Bankruptcy Court on December 5, 2001.

      DEBTOR-IN-POSSESSION FINANCING FOR MARINER HEALTH

         Among the orders entered by the Bankruptcy Court on the Petition Date in the Chapter 11 Cases of Mariner Health and its subsidiaries, were orders approving (a) the use of cash collateral by the MHG Debtors, and (b) the funding of up to $50.0 million in principal amount at any time outstanding under a debtor-in-possession financing arrangement pursuant to that certain Debtor-in-Possession Credit Agreement dated as of January 20, 2000 (as amended from time to time, the "Mariner Health DIP Credit Agreement") by and among Mariner Health and each of the other MHG Debtors, as co-borrowers thereunder, the Mariner Health DIP Lenders, First Union National Bank, as Syndication Agent, PNC Capital Markets, Inc. and First Union Securities, Inc., as co-arrangers, and PNC, as Administrative Agent and Collateral Agent. After a final hearing on February 16, 2000 the Bankruptcy Court entered an order granting final approval of the Mariner Health DIP Financing (the "Final Mariner Health DIP Order").

         The Mariner Health DIP Credit Agreement initially established a $50.0 million secured revolving credit facility comprised of a $40.0 million tranche A revolving loan commitment and a $10.0 million tranche B revolving loan commitment. At the request of Mariner Health, the size of the Mariner Health DIP Financing was reduced to

$25.0 million on January 19, 2001. As a result of such reduction, the $10.0 million tranche B revolving loan commitment was eliminated. Under the Mariner Health DIP Credit Agreement's terms, advances under the Mariner Health DIP Financing may be used by the MHG Debtors (and to a limited degree, by certain joint venture subsidiaries of Mariner Health that are not debtors in the Mariner Health Chapter 11 Cases) for working capital and other lawful corporate purposes. Amounts outstanding under the Mariner Health DIP Financing may not at any time exceed the maximum borrowing amounts established for the MHG Debtors under the Final Mariner Health DIP Order. Originally, up to $5.0 million of the Mariner Health DIP Financing could be utilized for the issuance of letters of credit as needed in the businesses of the MHG Debtors; however, the letter of credit sublimit was increased to $10.0 million pursuant to the Tenth Amendment to the Mariner Health DIP Credit Agreement dated as of March 20, 2001 (the "Tenth Mariner Health DIP Amendment").

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

         The outstanding principal of the Mariner Health DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, are due and payable on the "Commitment Termination Date", originally defined as the first to occur of (i) January 19, 2001, unless extended (such date having since been extended to April 1, 2002 as discussed below); (ii) the effective date of a joint plan of reorganization for the MHG Debtors; (iii) the date of termination of the exclusivity rights of the MHG Debtors to file a plan of reorganization;
(iv) the filing by the MHG Debtors of any plan of reorganization (or the modification of any such plan previously filed with the Bankruptcy Court) not previously approved by the holders of at least 66-2/3% of the outstanding loans or commitments under the Mariner Health DIP Financing; (v) the date of termination of the commitments under the Mariner Health DIP Credit Agreement during the continuation of an event of default thereunder; or (vi) the date on which all or substantially all of the assets or stock of the MHG Debtors is sold or otherwise transferred. Under the current terms of the Mariner Health DIP Credit Agreement, the MHG Debtors must also prepay principal to the extent that the principal amount outstanding under the Mariner Health DIP Financing at any time exceeds the Mariner Health borrowing base then in effect. The Mariner Health borrowing base for any month is an amount equal to $7.5 million in excess of the "Working Capital Facility" borrowings projected for such month in Mariner Health's year 2000 DIP budget, plus (as a result of the Tenth Mariner Health DIP Amendment) the undrawn availability under the $7.9 million letter of credit issued by PNC pursuant to the Mariner Health DIP Credit Agreement to secure Mariner Health's obligations in respect of its replacement surety program (the "Replacement MHG Surety LOC").

         The Mariner Health DIP Credit Agreement also provides for mandatory prepayments under the following circumstances: (a) with net cash proceeds from asset sales, the incurrence of certain debt, the issuance of new equity, the receipt of tax refunds exceeding $100,000 in the aggregate, and the receipt of casualty proceeds in excess of $100,000 that are not applied within 60 days after receipt to the repair, rebuilding, restoration or replacement of the assets damaged or condemned (or committed within such period of time to be so applied); and (b) on each business day, the amount of cash held by the MHG Debtors in excess of the sum of $5.0 million plus the aggregate sum of the minimum amount required by depositary banks to be kept in deposit accounts, concentration accounts and other accounts with such banks. Amounts prepaid pursuant to clause (a) of the immediately preceding sentence will permanently reduce the amount of the Mariner Health DIP Financing commitments on a dollar for dollar basis. Amounts prepaid pursuant to clause (b) of the same sentence will not permanently reduce such commitments. The MHG Debtors have the right to make optional prepayments in the minimum principal amount of $1.0 million, and in increments of $100,000 in excess thereof, and, on three business days' notice, to reduce the commitments under the Mariner Health DIP Credit Agreement in the minimum amount of $5.0 million, or in increments of $1.0 million in excess thereof.

         As provided in the Final Mariner Health DIP Order, the obligations of the MHG Debtors under the Mariner Health DIP Credit Agreement (together with certain potential cash management system liabilities secured on a pari passu basis therewith, the "Mariner Health DIP Obligations") constitute allowed super priority administrative expense claims pursuant to section 364(c)(1) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the MHG Debtors). The Mariner Health DIP Obligations are secured by perfected liens on all or substantially all of the assets of the MHG Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Final Mariner Health DIP Order and the related cash collateral orders entered by the Bankruptcy Court (the "Mariner Health Cash Collateral Orders"). The Bankruptcy Court has also granted certain prepetition creditors of the Mariner Health Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral that may result from allowing the MHG Debtors to use cash collateral in which such creditors had valid, non-avoidable and perfected liens as of the Chapter 11 Filings. The discussion contained in this paragraph is qualified in its entirety by reference to the Final Mariner Health DIP Order, the related Mariner Health Cash Collateral Orders, and related stipulations, and reference should be made to such orders (which are available from the Bankruptcy Court) and stipulations for a more complete description of such terms.

         The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MHG Debtors, as well as certain financial covenants. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the MHG Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the MHG Debtors to successfully reorganize in chapter 11 and to operate as a going concern. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the MHG Debtors to use cash collateral to fund operations. At September 30, 2001, no revolving loans were outstanding under the Mariner Health DIP Credit Agreement and approximately $7.9 million of letters of credit issued in respect to the Replacement MHG Surety LOC were outstanding under the Mariner Health DIP Credit Agreement.

         Among its other restrictive covenants, the Mariner Health DIP Credit Agreement limits affiliate transactions with the MPAN Debtors, but does contemplate weekly overhead payments to the MPAN Debtors equal to 1.25% of projected net inpatient revenues for the then-current month, subject to a monthly "true-up," such that the payments for such month equal 5% of actual net inpatient revenues of the MHG Debtors. In connection with the thirteenth amendment to the Mariner Health DIP Credit Agreement approved by the Bankruptcy court on December 5, 2001, the overhead payments to the MPAN Debtors under the Management Protocol were reduced by $1.0 million per month effective retroactively to November 1, 2001. Such payments may be suspended by the MHG Debtors if certain defaults specified in the Mariner Health Credit Agreement occur and are continuing, though such fees will still accrue and will become due and payable if and when the subject default has been cured or waived.

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Financing from January 19, 2001 to July 19, 2001 (which has subsequently been extended by amendment dated as of July 19, 2001, to December 31, 2001 and again extended by amendment dated November 15, 2001, to April 1, 2002), and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Credit Agreement in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of the Replacement MHG Surety LOC to facilitate implementation of a replacement surety bond program by Mariner Health, which was issued during July 2001. Because the Replacement MHG Surety LOC expires well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment required such letter of credit to be 105% cash collateralized.

         On or about May 14, 2001, Mariner Health and representatives of the Mariner Health DIP Lenders and the Mariner Health Principal Secured Lenders entered into a stipulation (the "May 14 Stipulation") (i) extending from May 21, 2001 to July 20, 2001, the MHG Debtors' exclusive right to file a plan of reorganization, and (ii) if the MHG Debtors file a plan within that time, extending the MHG Debtor's exclusive right to solicit acceptances of such plan to September 20, 2001; however, such exclusivity rights were modified in that stipulation to permit MHG Senior Credit Facility Claim Holders to file their own plan or plans of reorganization for the MHG Debtors and to solicit acceptances thereto, or (at the sole option of the MHG Senior Credit Facility Claim Holders) to file a joint plan of reorganization with the MHG Debtors and solicit acceptances thereto. The MHG Debtors' plan exclusivity was subsequently extended, most recently until March 29, 2002. The May 14 Stipulation was subsequently approved by the Bankruptcy Court. The May 14 Stipulation constituted a waiver by the Mariner Health DIP Lenders of the covenant in the Mariner Health DIP Credit Agreement that the MHG Debtors file a plan of reorganization by a certain time and an agreement that the modification of the MHG Debtors' exclusivity rights pursuant to that stipulation would not constitute an event of default under the Mariner Health DIP Credit Agreement.

     OMEGA NOTE

         As of the Petition Date, Professional Health Care Management, Inc. ("PHCMI"), 13 of its subsidiaries (the "PHCMI Subsidiaries"), Living Centers-PHCM, Inc. ("LC-PHCM", and together with PHCMI and the PHCMI Subsidiaries, the "Omega Debtors"), and all MPAN Debtors, were indebted to Omega Healthcare Investors, Inc. ("Omega") in connection with a 1992 loan in the original principal amount of $58.8 million (the "Omega Loan"). The Omega Loan was guaranteed by the PHCMI Subsidiaries and LC-PHCM (the "Omega Guaranties"). GranCare was also obligated under a "keepwell agreement" relating to PHCMI. The Omega Loan and the Omega Guaranties were secured by first mortgages on 13 skilled nursing facilities operated by the PHCMI Subsidiaries in Michigan, and three more operated by PHCMI in North Carolina (collectively, the "Omega Facilities").

         Following extensive negotiations with Omega, MPAN, GranCare, and the Omega Debtors implemented a consensual restructuring of the Omega indebtedness and settlement of the disputes relating to the Omega Loan. As the first step of this restructuring, effective February 1, 2001 and with the approval of Omega and the Bankruptcy Court, PHCMI sold four facilities within the Omega portfolio (the "Ciena Facilities") to an affiliate of Ciena Healthcare Management, Inc., in exchange for, among other things, a $9.0 million purchase money note, secured by first mortgages on the Ciena Facilities (the "Ciena Purchase Money Loan"). PHCMI contemporaneously assigned an undivided 50% interest in the Ciena Purchase Money Loan to Omega in return for a $4.5 million credit against the obligations of the Omega Debtors in connection with the Omega Loan. The immediate effect of this transition was to eliminate four facilities that generated substantial negative cash flow from the Omega Debtors' portfolio as well as to reduce the indebtedness to Omega.

         As the second step of the Omega restructuring, Omega, MPAN, GranCare, and the Omega Debtors entered into a settlement agreement dated as of August 1, 2001, pursuant to which, among other things, (a) PHCMI agreed to transfer its residual 50% interest in the Ciena Purchase Money Loan to Omega for approximately $3.5 million, plus 50% of principal payments received under the Ciena Purchase Money Loan in excess of $8.0 million and interest payments received under the Ciena Purchase Money Loan in excess of $960,000 annually; (b) the parties agreed to amend and restate the Omega Loan (the "Amended Omega Loan") to reflect an outstanding principal indebtedness of approximately $59.7 million, to pay interest on the Omega Loan for the period from January 1, 2000 to closing of the restructure at a compromise rate, to reduce the interest rate applicable after closing substantially (to 11.57% per annum, from more than 16%), to extend the maturity of the Amended Omega Loan from 2007 to 2010, with an option for PHCMI to extend the loan to 2021, to grant PHCMI the right to prepay the Amended Omega Loan in full between February 1, 2005 and July 31, 2005 at 103% of par, plus accrued and unpaid interest; and to provide for payment to Omega of an annual amendment fee (25% of free cash flow from the remaining 12 Omega Facilities); (c) PHCMI agreed to pay Omega (until the PHCMI Majority Equity Sale referred to below is consummated) a monthly amendment fee equal to 50% of the "return on equity" component of Medicaid reimbursement for the North Carolina Omega Facilities; and (d) the Company agreed to manage, or cause one of its wholly-owned Debtor subsidiaries to manage, the remaining Omega Facilities. The compensation for such management services includes a monthly management fee equal to 5% of gross revenues, plus an annual incentive management fee equal to 75% of free cash flow from the remaining Omega Facilities (the "Omega Incentive Management Fee"). The "keepwell" agreement of GranCare and certain other liabilities of the Omega Debtors to Omega arising prior to closing were to be terminated and released. The transactions were approved by order of the Bankruptcy Court entered on or about August 22, 2001, and were closed effective September 1, 2001.

NOTE 10  PROFESSIONAL LIABILITY RISKS

         In 1998, the Company purchased a fully-insured workers' compensation policy in certain states where allowable with no deductible or retention, except in a limited amount of states such as Texas where the Company is a non-subscriber to workers' compensation but has in place an employee benefit plan providing for employer-paid benefits comparable to those provided under the Texas workers' compensation program, with a catastrophic policy in place to cover any loss above $0.5 million per occurrence. For pre-1998 workers' compensation claims, Mariner Health was insured under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject Mariner Health to additional future costs for losses incurred in a prior year, but paid in subsequent fiscal periods, as losses develop. These liabilities are included in liabilities subject to compromise at September 30, 2001 and 2000 (see Note 3).

         The Company currently maintains two wholly-owned captive insurance subsidiaries, MPN Insurance Company, Ltd. ("MPN Insurance") and GCI Indemnity, Ltd. ("GCI Indemnity"), to provide for reinsurance obligations under general and professional liability, workers' compensation and automobile liability for losses occurring prior to April 1, 1998. Pursuant to the reinsurance agreements, MPN Insurance and GCI Indemnity are responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to the business written by MPN Insurance is (i) $0.5 million per occurrence for policy periods prior to July 1, 1996 and $1.0 million per occurrence for policy periods subsequent to July 1, 1996 for professional liability; (ii) $0.25 million per occurrence for automobile liability; and (iii) $0.5 million per occurrence for workers' compensation liability. The maximum loss exposure with respect to the business written by GCI Indemnity is (i) $0.1 million per occurrence for professional liability; and (ii) $0.35 million per occurrence for workers' compensation liability. The obligations of MPN Insurance and GCI Indemnity under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods as previously stated. Restricted investments at September 30, 2001 and 2000 designated to pay such claims had an estimated fair value of $20.2 million and $32.1 million, respectively (see Note 8).

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

         Total insurance reserves at September 30, 2001 included in the accompanying consolidated balance sheet are (i) short-term reserves of $24.8 million, which are included in accrued insurance obligations; (ii) long-term reserves of $92.8 million, which are included in long-term insurance reserves; and (iii) pre-petition reserves of $86.3 million, which are included in liabilities subject to compromise (see Note 3). Provisions for such risks were approximately $118.4 million, $104.4 million and $94.8 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

NOTE 11  EMPLOYEE STOCK OPTION PLANS

         The Company has stock option plans for key employees and outside directors which authorize the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to approximately $10 million shares. Generally, the exercise price of each option equals market price of the Company's stock on the date of grant, and an option's maximum term is ten years after the date of grant. At September 30, 2001 and 2000, there were 2,111,746 and 3,999,936, respectively, options granted and outstanding under Company's stock option plans.

         The following is a summary of the stock option activity and related information for the fiscal years ended September 30, 2001, 2000 and 1999.

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------------------------
                                               2001                           2000                           1999
                                       -----------------------       ------------------------       ------------------------
                                                      WEIGHTED                       WEIGHTED                       WEIGHTED
                                                      AVERAGE                         AVERAGE                        AVERAGE
                                                      EXERCISE                       EXERCISE                       EXERCISE
                                         OPTIONS        PRICE         OPTIONS          PRICE          OPTIONS         PRICE
                                       ----------    ---------       ----------      ---------      ----------      --------
Outstanding at beginning
     of year .................          3,999,936      $  9.67        4,624,264       $  9.14        7,091,957       $ 13.97
Granted ......................                 --           --               --            --        2,091,500          3.07
Exercised ....................                 --           --               --            --               --            --
Forfeited ....................         (1,888,190)     $ 16.35         (624,328)         5.74       (4,559,193)        13.87
                                       ----------      -------       ----------       -------       ----------       -------
Outstanding at end of
    year .....................          2,111,746      $  7.57        3,999,936       $  9.67        4,624,264       $  9.14
                                       ==========      =======       ==========       =======       ==========       =======
Exercisable at end of
    year .....................          1,441,371      $  8.39        2,691,311       $ 11.33        1,329,014       $ 10.99
                                       ==========      =======       ==========       =======       ==========       =======
                                          $0.75-                        $0.75-                        $0.84-
Price range ..................            $46.45                        $46.45                        $46.45
                                       ==========                    ==========                     ==========
Weighted average fair
   value of options
   granted during the year....                              --                             --                           2.12
                                                       =======                        =======                        =======

                                                                                                                         REMAINING
                                                                                                        AVERAGE          CONTRACTUAL
                                                                                                        EXERCISE            LIFE
                                                                                     OPTIONS             PRICE             (YEARS)
                                                                                    ---------           --------         -----------
$ 0.75.........................................................................        30,000           $  0.75             7.71
$ 2.19 - $ 2.50................................................................       732,250           $  2.28             7.60
$ 4.44 - $ 5.40................................................................       346,280           $  4.60             7.13
$ 7.05 - $ 9.75................................................................       303,631           $  7.75             5.57
$11.20 - $16.35................................................................       649,924           $ 14.55             6.30
$18.06 - $46.45................................................................        49,661           $ 18.26             6.58
                                                                                    ---------
                                                                                    2,111,746
                                                                                    =========

         For purposes of pro forma disclosures of net income (loss) and earnings per share as required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rates ranging from 4.61% to 6.11%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock ranging from 0.42 to 1.21; and a weighted-average expected life of the options ranging from three to eight years.

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


         As previously noted, the Company accounts for employee stock options in accordance with APB 25 and related interpretations. Accordingly, the Company recognizes no compensation expense for the stock option grants. In accordance with SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except for proforma loss per share information):

                                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------
                                                                      2001                 2000                 1999
                                                                   -----------          -----------          -----------
Pro forma net loss ....................................            $   (33,493)         $   (59,170)         $(1,778,494)
                                                                   ===========          ===========          ===========

Pro forma loss per share--basic and diluted ...........            $     (0.45)         $     (0.80)         $    (24.21)
                                                                   ===========          ===========          ===========


NOTE 12  EMPLOYEE RETIREMENT PLANS

         The Company's employees are eligible to participate in various defined contribution retirement plans sponsored by the Company. Company contributions to these plans represent a matching percentage of certain employee contributions, which for certain plans is subject to management's discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all of its defined contribution retirement plans was $3.1 million, $3.6 million, and $4.2 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

         The Company does not provide post-retirement health care or life insurance benefits to employees. Accordingly, the Company is not subject to the requirements of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions."

NOTE 13  PROVISION FOR BAD DEBTS

         During fiscal 1999, the Company's collection experience for its services deteriorated principally due to the implementation of PPS, which reduced the Company's cash flows and resulted in increased aging and uncollectible accounts. The Company's accounts receivable also continued to deteriorate during the year due to (i) the multiple complexities involved with the change to Medicare PPS billing; (ii) system conversions and consolidation; and (iii) turnover of billing and collection personnel. Accordingly, the Company's provision for bad debts in fiscal 1999 was approximately $103.5 million.

NOTE 14  IMPAIRMENT OF LONG-LIVED ASSETS

         SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The revenues recorded by the Company in its nursing facilities under PPS are substantially less than the cost-based reimbursement it received previously. The implementation of PPS resulted in a greater than expected decline in reimbursement for nursing home services, and in the demand and market rates for the Company's pharmacy services. Management determined that these revenue declines were other than temporary and were expected to have a material adverse effect on future revenues and cash flow.

         In the fourth quarter of fiscal year 2000, the Company recorded an impairment charge based on a detailed analysis of the Company's long-lived assets and their estimated cash flows. This analysis resulted in the identification and measurement of an impairment loss of approximately $19.4 million relating principally to several nursing facilities with cash flow losses or where projected cash flows were not sufficient to recover the carrying amount of the long-lived assets. The impairment loss was comprised of $12.1 million of goodwill and $7.3 million of property and equipment.

         As a result of indicators discussed above, in the fourth quarter of fiscal year 1999, a detailed analysis of the Company's long-lived assets and their estimated future cash flows was completed. The analysis resulted in the identification and measurement of an impairment loss of $875.1 million principally related to the Company's SNFs that experienced either cash flow losses or where projected cash flow was not sufficient to recover the carrying amount of their goodwill, property and equipment, and other intangible assets, which primarily include leasehold rights. The impairment loss was comprised of $530.2 million of goodwill, $306.8 million of property and equipment, and $38.1 million of other intangible assets.

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

NOTE 15  RECAPITALIZATION, INDIRECT MERGER, AND OTHER EXPENSES

         For the fiscal year ended September 30, 2000, recapitalization, indirect merger, and other expenses totaled approximately $8.6 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness prior to the Petition Date, approximately $2.8 million of costs incurred related to the closure of its therapy business and $0.3 million of other expenses.

         For the fiscal year ended September 30, 1999, recapitalization, indirect merger, and other expenses totaled approximately $61.9 million and included approximately $15.6 million of costs related to acquisitions, approximately $15.1 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness and approximately $31.2 million of other expenses.

NOTE 16  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------------------------------
                                                                        2001                  2000                 1999
                                                                     -----------          -----------          ------------
Numerator for basic and diluted income (loss) per share:
    Loss from continuing operations ........................         $   (34,062)         $   (56,280)         $ (1,617,986)
    Discontinued operations:
       Income (loss) from operations of discontinued
          pharmacy operations ..............................                 667               (2,705)             (160,296)
                                                                     -----------          -----------          ------------
    Net loss ...............................................         $   (33,395)         $   (58,985)         $ (1,778,282)
                                                                     ===========          ===========          ============

Denominator:
    Denominator for basic income (loss) per share--
        weighted average shares ............................              73,688               73,688                73,459
    Effect of dilutive securities--stock options ...........                  --                   --                    --
                                                                     -----------          -----------          ------------
    Denominator for diluted income (loss) per share--
        adjusted weighted average shares and
        assumed conversions ................................              73,688               73,688                73,459
                                                                     ===========          ===========          ============

Earnings (loss) per share--basic and diluted:
    Loss from continuing operations ........................         $     (0.46)         $     (0.76)         $     (22.03)
    Discontinued operations:
       Earnings (loss) from operations of discontinued
          pharmacy operations ..............................                0.01                (0.04)                (2.18)
                                                                     -----------          -----------          ------------
    Net loss per share .....................................         $     (0.45)         $     (0.80)         $     (24.21)
                                                                     ===========          ===========          ============

         The effect of dilutive securities for all periods presented have been excluded because the effect is antidilutive as a result of the net loss for the periods.

NOTE 17  INCOME TAXES

         The provision (benefit) for income taxes is presented in the table below (in thousands of dollars):

                                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------------------------------
                                                                        2001                  2000                 1999
                                                                     -----------          -----------          ------------
Current:
       Federal .............................................         $    (7,607)         $   (19,374)         $         --
       State and local .....................................               2,800                   --                    --
                                                                     -----------          -----------          ------------
                                                                          (4,807)             (19,374)                   --
Deferred: taxes:
       Federal .............................................                  --                   --                    --
       State and local .....................................                  --                   --                    --
                                                                     -----------          -----------          ------------
Total ......................................................         $    (4,807)         $   (19,374)         $         --
                                                                     ===========          ===========          ============

         The provision (benefit) for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

                                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------------------------
                                                                      2001                 2000                 1999
                                                                     ------               ------               ------
Federal statutory income tax rate ..........................          (35.0)%              (35.0)%              (35.0)%
Increase (decrease) in taxes resulting from:
       State & local taxes, net of federal tax benefits ....            5.9                 (1.6)                (1.0)
       Permanent book/tax differences, primarily resulting
          from goodwill amortization .......................            7.7                  0.0                  0.6
       Goodwill disposal ...................................            0.0                  0.0                  3.8
       Impairment of assets ................................            0.0                  5.5                 12.3
       Other permanent items ...............................            2.0                  1.6                  0.1
Realization of benefit from carryback ......................          (19.9)               (24.8)                 0.0
Change in valuation allowance ..............................           26.8                 29.5                 19.2
                                                                     ------               ------               ------
Effective tax rate .........................................          (12.5)%              (24.8)%                0.0%
                                                                     ======               ======               ======

         The components of the net deferred tax assets are as follows (in thousands of dollars):

                                                                                        SEPTEMBER 30,
                                                                             -----------------------------------
                                                                                 2001                    2000
                                                                             -----------             -----------
Deferred tax liabilities:
       Insurance ................................................            $        --             $    (4,473)

Deferred tax assets:
       Asset valuation ..........................................                 44,375                  58,437
       Amounts relating to property and equipment ...............                 71,995                  53,921
       Payroll and benefits .....................................                 16,045                  14,669
       Intangibles ..............................................                 16,743                  33,072
       NOL carryforwards ........................................                316,610                 297,415
       Accrued expenses .........................................                  7,542                  17,629
       Tax credits ..............................................                 14,013                  13,092
       Insurance ................................................                 24,852                      --
       Medicare timing differences ..............................                  8,272                   2,063
       Other miscellaneous ......................................                  4,629                  35,814
                                                                             -----------             -----------
Total deferred tax assets .......................................                525,076                 526,112
Less valuation allowance ........................................               (525,076)               (521,639)
                                                                             -----------             -----------
Net deferred tax assets .........................................            $        --             $        --
                                                                             ===========             ===========

         The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's net losses. The net change in the valuation allowance for deferred tax assets was an increase of $3.4 million and $51.1 million for the fiscal years ended September 30, 2001 and 2000, respectively. The realization of prior year net operating loss ("NOL") carryback and further analysis of prior year acquisition items and asset valuation resulted in the addition of deferred taxes and corresponding valuation allowance in the amount of $28.2 million and $58.2 million during the fiscal years ended September 30, 2000 and 1999, respectively.

         The Company has NOL carryforwards of $810.3 million expiring at various dates through 2021. The net operating losses are subject to various limitations due to changes in ownership of the Company's subsidiary corporations during the year the associated losses were generated.

NOTE 18  COMMITMENTS AND CONTINGENCIES

     LEASES

         Certain of the Company's facilities are held under operating or capital leases. Expiration dates for most of the capital leases range from 2004 to 2009. Most of the Mariner Health capital leases expire during 2004 and have multiple five year renewal terms. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands):

                                                                                        SEPTEMBER 30,
                                                                             -----------------------------------
                                                                                2001                    2000
                                                                             -----------             -----------
Facilities operating under capital leases .......................            $    41,152             $    41,035
Less accumulated amortization ...................................                (12,996)                (11,723)
                                                                             -----------             -----------
                                                                             $    28,156             $    29,312
                                                                             ===========             ===========

         The Company previously entered into a $100.0 million leasing program (the "Synthetic Lease") to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The Synthetic Lease is an unconditional "triple net" lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At September 30, 2001, approximately $65.4 million of the Synthetic Lease was utilized. The Synthetic Lease is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended in May 1999 to reduce the commitment from $100.0 million to $80.0 million. The Synthetic Lease Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Since September 30, 1999, the Company has been in violation of certain of these financial covenants and as a result cannot currently make additional borrowings under the Synthetic Lease Facility. The Company ceased making rent payments under the Synthetic Lease in November 1999. The automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken outside the Chapter 11 Cases with respect to any defaults that may exist under the Synthetic Lease unless otherwise determined by the Bankruptcy Court. One consequence of the defaults under the Synthetic Lease documents was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities.

         Rental expense, net of sublease rental income and amortization of unfavorable lease obligations, for all operating leases was $62.8 million, $80.6 million and $98.9 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Certain of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to twenty years), purchase options, and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rental income was $4.6 million, $6.1 million and $7.6 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Contingent rent based primarily on revenues was $2.1 million, $3.4 million and $3.2 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

         The table below presents a schedule of future minimum rental commitments and sublease income under noncancelable leases as of September 30, 2001 (in thousands of dollars):

                                                                                          SUBLEASE
                                                                     OPERATING             INCOME               CAPITAL
                                                                     ---------            ---------            ---------
2002 .......................................................         $  45,450            $  (3,388)           $   8,252
2003 .......................................................            39,263               (3,357)              15,749
2004 .......................................................            34,359               (2,848)              45,299
2005 .......................................................            29,581               (2,228)                 138
2006 .......................................................            23,133               (1,920)                 130
Subsequent years ...........................................            63,406              (10,244)                 335
                                                                     ---------            ---------            ---------
Total minimum rental obligations ...........................         $ 235,192            $ (23,985)              69,903
                                                                     =========            =========
Less amount representing interest ..........................                                                      (8,854)
                                                                                                               ---------
Present value of capital leases ............................                                                   $  61,049
                                                                                                               =========

     LITIGATION

         As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation for which insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, given the Company's current financial difficulties and lack of liquidity, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

         From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, and without giving effect to the discharge of certain of these claims in the Company's Chapter 11 Cases under the Bankruptcy Code upon confirmation of the Joint Plan, there are currently no proceedings which, individually, if determined adversely to the Company, and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition, lack of liquidity and change in the Company's GL/PL insurance policies, settling a large number of cases within the Company's $1.0 million self-insured retention limit could have a material adverse effect on the Company.

         The Company and its subsidiaries have reached an agreement in principle on the following terms with the United States to resolve certain United States Claims against the Company and its subsidiaries arising prior to the Petition Date (the "Global Settlement"). United States Claims are those claims or causes of action against the Company asserted by or on behalf of the United States (including all of its agencies, departments, agents, fiscal intermediaries, employees, assigns, or third parties under 31 U.S.C. ss. 3730(b) or (d), and also including all qui tam actions) seeking payments, damages, offsets, recoupments, penalties, attorneys' fees, costs, expenses of any kind, or other remedies of any kind: (i) under the False Claims Act, 31 U.S.C. ss.ss. 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. ss. 1320a-7a; and the
Program Fraud Civil Remedies Act, 31 U.S.C. ss.ss. 3801-3812; and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, under the TRICARE Program, 10 U.S.C. ss.ss. 1071-1106, or any other federal health program; (iii) for civil monetary penalties imposed pursuant to 42 U.S.C. ss.1395i-3(h)(2)(B)(ii) and 42 U.S.C. ss. 1396r(h)(2)(A)(ii) or other applicable law; (iv) arising under any provider agreement or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid, and other federal health programs (as defined in 42 U.S.C.
ss. 1320a-7b(f) and under 42 U.S.C. ss. 1320a-7(b) and 42 U.S.C. ss. 1320a-7a).

         The description of the principal terms set forth herein is intended to reflect the material concepts that have been part of the negotiations between the Company and the United States. The Company and the United States are working together to draft a mutually-acceptable settlement agreement and obtain all necessary approvals for the settlement to be effective. Any settlement agreement will be subject to Bankruptcy Court approval and become effective upon the Effective Date of the Joint Plan (if confirmed) and is anticipated to include that: (i) all Medicare Claims and debts arising prior to the Petition Date will be released as between CMS and the Company; (ii) the United States will approve a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle ("Prudent Buyer Settlement"); the Company will waive its rights to collect any amounts due pursuant to the Prudent Buyer Settlement; CMS will adjust certain SNF PPS base year cost reports so that certain SNF cost reports with fiscal years ending December 31, 2001 and after are calculated accurately; (iii) CMS will pay the Company $3.0 million; (iv) the Department of Justice will release the Company from certain "covered conduct" alleged within 6 qui tam lawsuits and certain other disputes under the Federal False Claims Act; (v) the Company will be responsible for any attorney fees sought by qui tam relators' counsel and will be negotiated by Company counsel; (vi) the United States will waive any claims for Medicare reimbursement for two voluntary disclosures made by the Company to the United States; the United States will also waive any Claims for Medicare reimbursement related to an OIG investigation; (vii) the Company will enter into a corporate integrity agreement ("CIA") with the OIG; this agreement is also under negotiation; (viii) the Company will reject and terminate certain provider agreements for discontinued operations in the home health and rehabilitation businesses; (ix) the Company and the United States will agree to a list of facilities that are included in this settlement; (x) all prepetition cost years (i.e., cost years ending on or before the Petition Date) will be fully and finally resolved by the settlement; accordingly, the Company will withdraw all pending challenges to CMS' determinations relating to these cost years, including, but not limited to, administrative appeals and requests for reopening; (xi) for cost years that span the Petition Date CMS will finally settle the cost reports for such "straddle" years, and the Company will retain its rights to appeal or request the reopening of such years, but any relief awarded to the Company relating to such years will be pro-rated so that the prepetition portion is waived and the postpetition portion is preserved; and
(xii) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company will pay as an administrative expense any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

         The Company denies liability for the United States Claims. However, in order to avoid the delay, uncertainty, inconvenience and expense of protracted litigation, the parties have agreed to a negotiated settlement and compromise of the United States Claims. As a result, the Company has recorded a charge of approximately $33.4 million principally relating to the qui tam actions pertaining to the Global Settlement in its statement of operations for the fourth quarter of the fiscal year ended September 30, 2001. In connection with this Global Settlement, certain of the matters described and identified below will be resolved.

         On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. The complaint has been unsealed and the Company has been advised that the government has declined to intervene in this matter under the Federal False Claims Act. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. This action is expected to be settled as part of the Global Settlement.

         On August 25, 1998, a complaint was filed by the United States against the Company's GranCare and International X-Ray subsidiaries and certain other parties under the Civil False Claims Act and in common law and equity. The lawsuit, U.S. v. Sentry X-Ray, Ltd., et al., civil action no. 98-73722, was filed in United States District Court for the Eastern District of Michigan. Valley X-Ray operates a mobile X-Ray company in Michigan. A Company subsidiary, International X-Ray, Inc., owns a minority partnership interest in defendant Valley X-Ray.

The case asserts five claims for relief, including two claims for violation of the Civil False Claims Act, two alternative claims of common law fraud and unjust enrichment, and one request for application of the Federal Debt Collection Procedures Act. The two primary allegations of the complaint are that
(i) the X-Ray company received Medicare overpayments for transportation costs in the amount of $657,767; and (ii) the X-Ray company "upcoded" Medicare claims for EKG services in the amount of $631,090. The United States has requested treble damages as well as civil penalties of $5,000 to $10,000 for each of the alleged 388 submitted Medicare claims. The total damages sought varies from $5.3 million to $7.2 million. As the result of a motion filed by the Company on November 23, 1998, GranCare was dismissed from the case. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. This action was settled on March 30, 2001 at no cost to the Company. The United States is no longer pursuing this action and Valley X-Ray is in the process of winding up its affairs.

         On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al v. Donald C. Beaver, et al., case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted defendant Donald C. Beaver's Motion to Dismiss on December 6, 1999. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. On or about April 19, 2000, plaintiffs filed an Amending Petition seeking to bring Donald C. Beaver back into the case as a defendant. Mr. Beaver has filed a Motion to Dismiss the Amending Petition and no date for hearing has been set. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, section 362 of the Bankruptcy Code, all proceedings against the Company were stayed. However, in exchange for the Company's agreement to lift the stay, the plaintiffs have agreed to limit all recovery from the Company in this case to insurance proceeds.

         On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. To date, the Government has declined to intervene. The complaint which was unsealed, has been amended to add additional relators and allegations under the Federal False Claims Act. In response to the Notice of Stay submitted under 11 U.S.C. ss. 362, the District Court, on January 26, 2000, dismissed the plaintiffs' claims against defendants subject to reinstatement within thirty
(30) days after the stay is discontinued. This action is expected to be settled as part of the Global Settlement.

         On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. After conducting an investigation in which the Company cooperated by producing documents responsive to an administrative subpoena and allowing certain employee interviews, the United States Department of Justice elected not to intervene. The district court unsealed the Complaint on October 15, 1999. On December 14, 1999, the Company filed a motion to dismiss the relators' complaint. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. This action is expected to be settled as part of the Global Settlement.

         On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil

False Claims Act against a Company subsidiary and another health care provider. The United States has not yet made its intervention decision in the case. The complaint alleges that the Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principle and interest had been made. False statements were allegedly submitted and fraudulent records created during the years 1992 through 1996. This action is expected to be settled as part of the Global Settlement.

         On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East Health Care Center, one of the Company's SNFs. The subpoena requests medical records and other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages. Civil aspects of this investigation are expected to be settled as part of the Global Settlement.

         On approximately June 8, 1999, December 13, 2000, and October 16, 2001, the OIG issued subpoenas duces tecum to Mariner of Catonsville, one of the Company's SNFs. The subpoenas request medical records pertaining to residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoenas and to advise the Company with respect to this investigation. This investigation is expected to be resolved as part of the Global Settlement.

         In connection with negotiating the Global Settlement, the Company was apprised of an action entitled United States ex rel. Carroll. v. Living Centers of America, et al., No. 97-cv-2606 (M.D. Fla.). This matter involves claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision. The complaint alleges that certain of the Company's facilities engaged in fraudulent practices which resulted in their filing false claims with the federal government in connection with reimbursement for durable medical supplies under the Medicare program. The complaint also alleges that certain of the Company's facilities engaged in a reimbursement scheme whereby the facility entered into an illegal referral arrangement involving waiver of co-insurance payments. The allegations cover all claims for reimbursement made by certain of the Company's facilities from the federal government during calendar years 1992 through 1999. The complaint seeks treble damages and penalties under the Federal Civil False Claims Act, and attorneys fees and costs. This action is expected to be settled as part of the Global Settlement.

         Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision in either case when stays were entered, and the matters remain sealed. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's skilled nursing facilities during the cost report years 1992 through 1999. The complaint seeks treble damages and penalties under the federal Civil False Claims Act, and attorneys fees and costs. These actions are expected to be settled as part of the Global Settlement.

         On October 5, 2000, NovaCare Holdings, Inc. ("NCH") filed a complaint (the "NCH Complaint") in the Chapter 11 Cases commencing Adversary Proceeding No. 00-1577 (MFW), NovaCare Holdings, Inc. v. Mariner Post-Acute Network, Inc., et al. The Company and various subsidiaries (the "defendant subsidiaries") are named as defendants in the NCH Complaint. In the NCH Complaint, NCH alleges that its predecessors in interest (hereinafter also referred to as "NCH") were party to contracts with various subsidiaries of the Company under which NCH provided services to patients at various facilities of such subsidiaries. It further alleges that pursuant to these contracts, NCH provided certain services for which it was paid, but with respect to which HCFA (now CMS) disallowed the facilities' claims for reimbursement (the "NCH HCFA Disallowances"). After the NCH HCFA Disallowances, NCH allegedly provided credits to the facilities equal to the amount of the NCH HCFA Disallowances. Appeals of the NCH HCFA Disallowances were filed, and NCH alleges that it holds a constructive trust or equitable lien on any amounts which may be recovered from HCFA as a result of such appeals. In the alternative, NCH alleges that it holds an administrative priority claim for any such amounts that are paid by HCFA and not turned over to NCH. The aggregate amount of the credits that are related to the NCH HCFA Disallowances, and with respect to which NCH asserts a constructive trust, an equitable lien, and/or an administrative priority claim, is approximately $8.2 million. In addition, NCH asserts administrative priority claims as well as claims for an equitable lien and constructive trust for attorneys fees and expenses relating to the appeals of other disallowance decisions by HCFA (the "Other HCFA Disallowances"); the NCH Complaint states that NCH has incurred at least $275,000 of such expenses.

         On December 13, 2001, the Company filed a motion to approve a settlement agreement with NCH, pursuant to which, among other things, (i) the Company would pay NCH $3.3 million in cash; (ii) the NCH Complaint and all other pleadings associated with the adversary proceeding would be dismissed, with prejudice; (iii) NCH would withdraw any proofs of claim that it has filed against the Company and any of its subsidiaries, which include a bankruptcy claim of at least $9.5 million in the Company's Chapter 11 Cases (which consists of an allegedly secured claim of at least $8.2 million and an alleged unsecured claim of at least $1.2 million), and an allegedly secured claim of at least $0.7 million in the Mariner Health Chapter 11 Cases; and (iv) NCH, on the one hand, and the Company and its subsidiaries, on the other, would exchange mutual releases. The NCH Settlement Motion is scheduled to be heard by the Bankruptcy Court on January 3, 2002.

         On June 11, 2001, one of the Company's insurance carriers ("Royal") commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal seeks, among other things, certain declaratory judgments that Royal is not required to insure, in whole or in part, certain of the personal injury claims falling under two policies of GL/PL insurance issued to the Company's MHG subsidiary by Royal. In particular, the adversary proceeding raised the following issues, among others: (i) in cases alleging multiple injuries or "continuing wrongs," what event triggers coverage;
(ii) in such cases, whether one or more self-insured retentions apply before coverage becomes available; (iii) whether Royal has to drop down to provide "first dollar" coverage under one policy; and (iv) with respect to a policy cancelled by Royal on July 31, 1999, long before the policy would have expired by its terms, whether the aggregate self-insured retention should be prorated due to the cancellation.

         On July 23, 2001, the Company filed an Answer, Affirmative Defenses, and Counterclaim. The Counterclaim was amended on August 21, 2001 (as amended, "Counterclaim"). The Counterclaim joined issue with certain of the declaratory judgments sought by Royal, and also sought, inter alia, declaratory judgments and monetary relief relating to, among other things: (i) whether the policies are subject to self-insured retentions or deductibles; (ii) whether Royal breached its duty to defend under the policies; and (iii) whether Royal breached the alternative dispute resolution procedure order (the "ADR Procedure") entered by the Bankruptcy Court or acted in bad faith in impeding the Company's efforts under the ADR Procedure. Additionally, the Counterclaim objected to Royal's proofs of claim.

         One of the Company's excess insurance carriers, Northfield Insurance Company ("Northfield") moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, which was subsequently granted.

         Prior to the parties engaging in any significant discovery, the parties agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, the Company agreed to dismiss the Counterclaim without prejudice, and Royal and the Company agreed to work together to resolve claims in the ADR Procedure. The parties intend that the notices of withdrawal will be filed with the Bankruptcy Court shortly. Northfield did not agree to dismiss its complaint in intervention. Accordingly, the Company and Northfield are currently engaging in discovery.

         In addition to the Global Settlement discussed above, the Company has reached an agreement in principle with the State of Texas to resolve the claims of the Texas Department of Human Services ("TDHS") and Office of Attorney General ("TOAG"), including those for civil penalties and administrative penalties. The following description reflects the main terms of the agreement between the Company and the State of Texas, which is subject to Bankruptcy Court approval. A motion to approve the settlement, which will attach a copy of the settlement agreement ("Texas Settlement Agreement"), will be filed with the Bankruptcy Court in advance of the confirmation hearing to confirm the Company's Plan of Reorganization.

         The settlement provides that all prepetition claims of TDHS and TOAG related to civil penalties and administrative penalties will be satisfied in full by allowing TDHS/TOAG an unsecured claim in the Company's Chapter 11 Cases in the amount of $1.6 million which claim will be subordinated to all other general unsecured claims, and by payment to TDHS/TOAG of $0.6 million in cash within twenty (20) business days after entry of the Bankruptcy Court's order approving the Texas Settlement Agreement. With respect to postpetition TDHS Claims based on administrative penalties, subject to certain exceptions: (i) all claims for $1,500 or less will be settled for $0 and no findings of fact; (ii) all claims in excess of $75,000 will not be resolved by virtue of the Texas Settlement Agreement, but rather will be resolved on an individual basis or tried in the ordinary course of the Company's business; and (iii) all postpetition claims between $1,500 and $75,000 will be settled in full by payment by the Company of sixty-five percent (65%) of the imposed administrative penalty that is the basis for the claim within twenty (20) business days after entry of the Bankruptcy Court's order approving the Texas Settlement Agreement. Postpetition TOAG Claims for civil penalties will not be resolved by virtue of the Texas Settlement Agreement, but rather will be resolved on an individual basis or tried in the ordinary course of the Company's business. The Company will agree not to contest certain survey findings of fact that support the relevant penalty claims, but reserves the right to contest survey findings of fact unrelated to the penalty claims, as well as the legal conclusion resulting from the facts and the application and use of the findings of fact. Upon compliance with the Texas Settlement Agreement, the Company will receive a release of all prepetition claims of TDHS and TOAG related to civil penalties and administrative penalties.

NOTE 19  DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     LONG-TERM DEBT

         Due to the commencement of the Chapter 11 Cases, fair values at September 30, 2000 and 2001 for the outstanding debt instruments was unable to be estimated. At September 30, 2001 and 2000, all long-term debt is classified as liabilities subject to compromise.

         The estimated values of the Company's financial instruments at September 30, 2001 and 2000 are as follows (in thousands):

                                                                                           SEPTEMBER 30,
                                                                       ------------------------------------------------------
                                                                                 2001                         2000
                                                                       ------------------------     -------------------------
                                                                        CARRYING         FAIR       CARRYING         FAIR
                                                                         AMOUNT         VALUE        AMOUNT          VALUE
                                                                       ----------      --------     ----------      ---------
Cash and cash equivalents ...........................................  $   209,050     $ 209,050    $   170,468     $ 170,468
Restricted investments ..............................................  $    32,831     $  32,831    $    35,671     $  35,671
Long-term debt ......................................................  $ 2,116,755     $     N/A    $ 2,147,756     $     N/A

NOTE 20  CONCENTRATIONS OF RISK

         A significant portion of the Company's revenues are received from the Medicare and Medicaid programs. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment as government and other third-party payors seek to impose lower reimbursement and utilization rates as well as negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company. In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the adoption of PPS reimbursement pursuant to the Balanced Budget Act, as modified by the BBRA, and the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities (see Note 6). In addition to the above actions, there have been, and the Company expects that there will continue to be, a number of additional proposals to limit reimbursements to long-term care facilities under the Medicare and Medicaid programs. The Company cannot predict whether any of these additional proposals will be adopted, or if adopted and implemented, what effect such proposals would have on the Company.

         Approximately 79.5%, 78.3% and 74.4% of the Company's total revenues for the fiscal years ended September 30, 2001, 2000 and 1999, respectively, are from the Medicare and Medicaid programs. In addition, the Company has significant accounts receivable whose collectibility is dependent upon the performance of these governmental programs. The Company also operates long-term care facilities in 24 states, 202 of which are located in Texas, Florida, North Carolina, California and Colorado. The Company does not believe there are significant credit risks associated with these governmental programs and that an adequate provision has been made for the possibility of these receivables proving uncollectible, which is continually monitored and adjusted as necessary. However, as laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation, there is at least a reasonable possibility that recorded estimates may change by a material amount in the near term.

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 21  SEGMENT INFORMATION

     DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH OPERATING
         SEGMENT DERIVES ITS REVENUES

         The Company has one reportable segment, nursing home services, which provides long-term healthcare through the operation of skilled nursing and assisted living facilities in the United States. The "Other" category includes the Company's non-reportable segments, primarily its LTAC hospitals, corporate items not considered to be an operating segment, and eliminations. Prior to September 30, 1999, the Company also operated a large contract rehabilitation therapy business that provided, among other services, physical, occupational, speech and respiratory therapy programs and services to affiliated and nonaffiliated skilled nursing facilities. The operations relating to the therapy segment were divested or closed during fiscal year 1999 (see Note 5).

     MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company primarily evaluates segment performance and allocates resources based on operating margin which basically represents revenues less operating expenses. The operating margin does not include regional and corporate overhead, depreciation and amortization, interest income, interest expense, reorganization items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters and restructuring costs are also excluded from operating margin and not considered in the evaluation of segment performance. The Company accounts for intersegment revenues and provision of services at market prices. Asset information by segment, including capital expenditures, and net income (loss) beyond operating margins are not provided to the Company's chief operating decision maker.

     FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

         The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

         The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations of the APS Division, for the fiscal years ended September 30, 2001, 2000 and 1999 (in thousands of dollars):

                                                   NURSING HOME                         THERAPY SERVICES
                                                    SERVICES          OTHER            (DISPOSED SEGMENT)      TOTAL
                                                  -----------       ---------          ------------------   -----------
2001
Revenues from external customers ............     $ 1,759,865       $ 112,270             $      --         $ 1,872,135
Intersegment revenues .......................              --              --                    --                  --
Operating margin ............................         153,706         (95,829)                   --              57,877
Depreciation and amortization ...............          37,454          11,945                    --              49,399

2000
Revenues from external customers ............     $ 1,768,688       $ 110,619             $      --         $ 1,879,307
Intersegment revenues .......................              --              --                    --                  --
Operating margin ............................         221,648        (147,277)                   --              74,374
Depreciation and amortization ...............          39,552           9,683                    --              49,235

1999
Revenues from external customers ............     $ 1,697,029       $  88,467             $ 205,367         $ 1,990,863
Intersegment revenues .......................              --        (101,265)              101,265                  --
Operating margin ............................          21,047        (453,659)              296,262            (136,350)
Depreciation and amortization ...............          55,619          41,523                10,364             107,506

NOTE 22  RELATED PARTY TRANSACTIONS

         The Company, through its Mariner Health subsidiary, currently leases 13 SNFs under operating and capital leases from certain organization in which a former board member of the Company, who resigned effective August 31, 2000, has a significant interest. Mariner Health originally entered into leases for 14 facilities and on March 30, 2000, the Bankruptcy Court approved the rejection and termination of one of the leases. The Company made cash payments on such lease obligations of approximately $7.0 million, $6.9 million and $7.5 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

NOTE 23  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables summarize unaudited quarterly financial data for the fiscal years ended September 30, 2001 and 2000 (in thousands, except per share amounts):

                                                     FOURTH           THIRD           SECOND            FIRST
                                                     QUARTER         QUARTER          QUARTER          QUARTER
                                                   ----------       ----------       ----------       ----------
2001
Net revenues ................................      $  470,825      $   463,291       $  469,828       $  468,191
Total costs and expenses ....................         504,547          453,724          456,856          448,530
                                                   ----------       ----------       ----------       ----------
Operating income (loss) .....................         (33,722)           9,567           12,972           19,661
Other income (expenses), net ................         (16,573)         (21,843)           1,202          (10,133)
                                                   ----------       ----------       ----------       ----------
Income (loss) from continuing
   operations before income taxes ...........         (50,295)         (12,276)          14,174            9,528
Benefit for income taxes ....................          (4,807)              --               --               --
                                                   ----------       ----------       ----------       ----------
Income (loss) from continuing
   operations ...............................         (45,488)         (12,276)          14,174            9,528
Discontinued operations:
    Income (loss) from operations of
      discontinued pharmacy division ........             308              494             (517)             382
                                                   ----------       ----------       ----------       ----------
Net income (loss) ...........................      $  (45,180)      $  (11,782)      $   13,657       $    9,910
                                                   ==========       ==========       ==========       ==========
Earnings (loss) per share -- basic and
    diluted:
    Income (loss) from continuing
       operations ...........................      $    (0.62)      $    (0.17)      $     0.19       $     0.13
    Income (loss) from discontinued
       operations ...........................            0.00             0.01            (0.01)            0.01
                                                   ----------       ----------       ----------       ----------
    Net income (loss) .......................      $    (0.61)      $    (0.16)      $     0.19       $     0.13
                                                   ==========       ==========       ==========       ==========
Shares used in computing earnings
   (loss) per share -- basic and diluted ....          73,688           73,688           73,688           73,688
                                                   ==========       ==========       ==========       ==========

2000
Net revenues ................................      $  463,973       $  472,554       $  471,417       $  471,363
Total costs and expenses ....................         408,459          525,910          483,406          468,092
                                                   ----------       ----------       ----------       ----------
Operating income (loss) .....................          55,514          (53,356)         (11,989)           3,271
Other income (expenses), net ................         (10,681)           1,802           (7,977)         (52,238)
                                                   ----------       ----------       ----------       ----------
Income (loss) from continuing
   operations before income taxes ...........          44,833          (51,554)         (19,966)         (48,967)
Benefit for income taxes ....................         (19,374)              --               --               --
                                                   ----------       ----------       ----------       ----------
Income (loss) from continuing
   operations ...............................          64,207          (51,554)         (19,966)         (48,967)
Discontinued operations:
    Income (loss) from operations of
        discontinued pharmacy division ......         (59,524)          60,156            5,736           (9,073)
                                                   ----------       ----------       ----------       ----------
Net income (loss) ...........................      $    4,683       $    8,602       $  (14,230)      $  (58,040)
                                                   ==========       ==========       ==========       ==========
Earnings (loss) per share -- basic and
    diluted:
    Income (loss) from continuing
       operations ...........................      $     0.87       $    (0.70)      $    (0.27)      $    (0.66)
    Income (loss) from discontinued
       operations ...........................           (0.81)            0.82             0.08            (0.12)
                                                   ----------       ----------       ----------       ----------
    Net income (loss) .......................      $     0.06       $     0.12       $    (0.19)      $    (0.79)
                                                   ==========       ==========       ==========       ==========

Shares used in computing earnings
   (loss) per share -- basic and diluted.....          73,688           73,688           73,688           73,688
                                                   ==========       ==========       ==========       ==========

                                                                     SCHEDULE II


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        MARINER POST-ACUTE NETWORK, INC.
                             (DOLLARS IN THOUSANDS)

                                                                                         OTHER
                                        BALANCE                                        ADDITIONS      BALANCE
                                      BEGINNING OF     CHARGED TO      DEDUCTION          FROM         END OF
                                         PERIOD          INCOME       FROM RESERVE    ACQUISITIONS     PERIOD
                                      ------------     ----------     ------------    ------------   ---------

Fiscal Year 2001:
Allowance for doubtful accounts ...     $ 44,624         28,140         (19,478)             --       $ 53,286
                                        ========        =======         =======          ======       ========
Valuation allowance ...............     $521,639          3,437              --              --       $525,076
                                        ========        =======         =======          ======       ========

Fiscal Year 2000:
Allowance for doubtful accounts ...     $ 65,274         30,166         (50,816)             --       $ 44,624
                                        ========        =======         =======          ======       ========
Valuation allowance ...............     $470,557         51,082              --              --       $521,639
                                        ========        =======         =======          ======       ========

Fiscal Year 1999:
Allowance for doubtful accounts ...     $ 60,767        103,512         (99,005)             --       $ 65,274
                                        ========        =======         =======          ======       ========
Valuation allowance ...............     $ 70,252        400,305              --              --       $470,557
                                        ========        =======         =======          ======       ========