Form 10KT405
period 2001-12-31
MARINER POST ACUTE NETWORK INC
filed 2002-03-21
CIK 882287

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
                                 --------------

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2001 TO DECEMBER 31, 2001

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    WHICH REGISTERED
             -------------------                   ------------------
     Common Stock, Par Value $.01 Per Share              OTC-BB

                                 --------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the registrant held by non-affiliates of the registrant as of March 20, 2002 was $731,199, based on a closing sale price for the Common Stock of $0.01 per share as reported on the OTC-BB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

         There were 73,688,379 shares of Common Stock of the registrant issued and outstanding as of March 20, 2002.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X] (The registrant and its subsidiaries have made filings under chapter 11 of the Bankruptcy Code and have filed a proposed joint plan of reorganization. On February 1, 2002, the United States Bankruptcy Court for the District of Delaware authorized the registrant and its subsidiaries to solicit votes in favor of the proposed joint plan of reorganization. An alternative plan of reorganization for a subsidiary of the registrant, Mariner Health Group, Inc., and its direct and indirect subsidiaries (collectively, the "Mariner Health Debtors") has been filed by the Mariner Health Debtors' senior secured lenders. However, the Mariner Health Debtors' senior secured lenders have deferred solicitation of votes for their alternative plan pending solicitation of votes for the registrant's joint plan of reorganization).
                    DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                DECEMBER 31, 2001 TRANSITION REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I
Item 1.          Business..................................................................................   1

Item 2.          Properties................................................................................   13

Item 3.          Legal Proceedings.........................................................................   15

Item 4.          Submission of Matters to a Vote of Security Holders.......................................   20

PART II
Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters......................   20

Item 6.          Selected Financial Information............................................................   21

Item 7.          Management Discussion and Analysis of Financial Condition and Results of Operations.......   23

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk.................................   43

Item 8.          Financial Statements and Supplementary Data...............................................   43

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   43

PART III
Item 10.         Directors and Executive Officers of the Registrant........................................   44

Item 11.         Executive Compensation....................................................................   46

Item 12.         Security Ownership of Certain Beneficial Owners and Management............................   50

Item 13.         Certain Relationships and Related Transactions............................................   50

PART IV
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   51

                                     PART I

ITEM 1.           BUSINESS

General

         Mariner Post-Acute Network, Inc. and its subsidiaries (collectively, the "Company") provide post-acute health care services, primarily through the operation of their skilled nursing facilities ("SNFs"). All references to the "Company" herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At December 31, 2001, the Company's significant operations consisted of 317 SNFs, including 9 stand-alone assisted living facilities, in 24 states with approximately 38,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets (see "Item 2 - Properties"), which represents the Company's only reportable operating segment. The Company also operates 13 owned, leased or managed long-term acute care ("LTAC") hospitals in 4 states with approximately 670 licensed beds. See Note 21 of the Company's consolidated financial statements for financial information about the Company's segments. The Company's principal executive offices are located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346 and the Company's phone number at such address is
(678) 443-7000.

         The Company also operated approximately 31 institutional pharmacies servicing more than 1,400 affiliated and third-party long-term care centers (the "APS Division"). The Company and certain of its subsidiaries received the approval of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to sell the Company's APS Division, as more fully described under "- Discontinued Operations," below. The Company consummated the sale of its APS Division on January 6, 2002. Accordingly, the results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States as more fully discussed in Note 4 of the Company's consolidated financial statements.

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

Voluntary Petition for Relief Under Chapter 11 of the Bankruptcy Code

         On January 18, 2000 (the "Petition Date"), Mariner Post-Acute Network, Inc. and substantially all of its subsidiaries (excluding Mariner Health and its direct and indirect subsidiaries, the "MPAN Debtors") and Mariner Health and its direct and indirect subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "MHG Debtors") filed voluntary petitions for relief (the "Chapter 11 Filings") in the Bankruptcy Court under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), thus commencing the chapter 11 cases (the "Chapter 11 Cases"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

         On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the "Debtors") filed a Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On December 5, 2001, the Bankruptcy Court set a hearing on the adequacy of the Disclosure Statement for January 16, 2002, which hearing subsequently was continued until January 25, 2002. On December 14, 2001, and again on February 1, 2002, the Debtors filed Amended Joint Plans of Reorganization and Disclosure Statements (as further amended from time to time, respectively, the "Joint Plan" or "Disclosure Statement"). Notice of the hearing on the adequacy of the Debtors' Disclosure Statement was mailed to the Debtors' various creditor constituencies and other parties entitled to notice on or about December 15, 2001. The Bankruptcy Court approved the Disclosure Statement on February 1, 2002 and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court has been scheduled for March 25, 2002.

         The Joint Plan is the result of many months of good faith, arm's length negotiations among representatives of the Debtors, the lenders under the MPAN Debtors' prepetition senior secured credit facility (the

"MPAN Senior Credit Facility Claim Holders"), the lenders under the MHG Debtors' prepetition senior secured credit facility (the "MHG Senior Credit Facility Claim Holders"), the committee of unsecured creditors in the MPAN Debtors' Chapter 11 Cases (the "MPAN Committee"), and the committee of unsecured creditors in the MHG Debtors' Chapter 11 Cases. INTERESTED PARTIES SHOULD CONSULT THE DISCLOSURE STATEMENT (AS AMENDED AND APPROVED ON FEBRUARY 1, 2002) AND THE JOINT PLAN FOR FURTHER INFORMATION.

         In this regard, the Debtors, a majority of the MPAN Senior Credit Facility Claim Holders, and a majority of the MHG Senior Credit Facility Claim Holders entered into a Joint Plan Support Agreement dated as of November 2, 2001 (the "Joint Plan Support Agreement"). The Debtors, a majority of the MPAN Senior Credit Facility Claim Holders and the MPAN Committee also entered into a Plan Support Agreement dated as of September 21, 2001 (the "Plan Support Agreement"). The Joint Plan Support Agreement commits the parties thereto to support a plan of reorganization that conforms with the terms set forth in the Joint Plan Support Agreement provided that the Joint Plan is confirmed and goes effective on or before April 1, 2002. The Plan Support Agreement commits the MPAN Committee to support a plan of reorganization that provides for recoveries to the MPAN Committee as set forth in the Plan Support Agreement, provided that such a plan is consummated prior to March 31, 2002.

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

         If the Joint Plan is confirmed and consummated, general unsecured creditors of the MPAN Debtors, other than holders of the Company's issued and outstanding $275.0 million 9.5% Senior Subordinated Notes due 2007 (the "9.5% Senior Subordinated Notes") and $294.0 million 10.5% Senior Subordinated Discount Notes due 2007 (the "10.5% Senior Subordinated Discount Notes", and together with the 9.5% Senior Subordinated Notes the "MPAN Senior Subordinated Notes"), will receive on account of their allowed unsecured claims pro rata distributions from the MPAN Debtors' general unsecured claims distribution fund, which will consist of approximately 2% of the Reorganized MPAN's common stock, par value $.01 per share (the "New MPAN Common Stock"), issued on the effective date of the Joint Plan (the "Effective Date"); and additional warrants to purchase approximately 2% of the New MPAN Common Stock. Holders of MPAN Senior Subordinated Notes that do not oppose confirmation of the Joint Plan will receive pro rata distributions from the MPAN Senior Subordinated Note distribution fund, which also will consist of approximately 2% of the New MPAN Common Stock and additional warrants to purchase approximately 2% of the New MPAN Common Stock. General unsecured creditors of the MHG Debtors and holders of Mariner Health's issued and outstanding $150.0 million principal amount Senior Subordinated Notes due 2004 (the "MHG Senior Subordinated Notes") that do not oppose confirmation of the Joint Plan will receive on account of their claims pro rata distributions from the MHG Debtors' unsecured claims distribution fund, which will consist of cash in an amount equal to the lesser of (i) $7.5 million, or (ii) such amount as may be necessary to fund a 5% distribution to the foregoing holders of allowed claims. Holders of punitive damage claims and securities damages claims will receive no distributions under the Joint Plan on account of such claims.

         If the Joint Plan is confirmed and consummated, the Debtors' principal prepetition secured lender groups (the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders) will become the majority owners of Reorganized MPAN, receiving, in the aggregate, distributions of approximately 96% of the shares of the New MPAN Common Stock as of the Effective Date, in addition to cash and newly issued debt. Certain of the Debtors' skilled nursing facilities are encumbered by mortgage debt owing to third parties other than the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders (the "Project Lenders"). If the Joint Plan is confirmed and consummated, most Project Lenders will receive either (a) consensual treatment as provided in the Joint Plan, or, if approved by the Bankruptcy Court, (b) non consensual treatment consisting of (i) a cash payment in an amount necessary (if any) to provide them a loan-to-collateral-value ratio of 80% ("Cash Pay Down"), and (ii) a new mortgage note in an amount equal to the balance of their allowed secured claims after the Cash Pay Down. The collateral of certain Project Lenders may be returned to them in satisfaction of all or part of their allowed secured claims. Most other creditors holding allowed secured claims will be unimpaired, paid in full, or have their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims will be paid in full.

         If the Joint Plan is confirmed and consummated, existing stockholder interests in the currently issued and outstanding common stock, par value $.01 per share, of Mariner Post-Acute Network, Inc. (the "Common Stock") and options and warrants to acquire the same will be cancelled, and no distributions will be made on account of such interests. Accordingly, holders of Common Stock are not entitled to vote on the Joint Plan and will be deemed to have rejected the Joint Plan. Following the Effective Date, Mariner Health and its direct or indirect subsidiaries will be direct or indirect subsidiaries of Reorganized MPAN, as set forth in a corporate restructuring program to be implemented by the Company in connection with the effectiveness of the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation, and other matters that will affect the rights of creditors and equity holders.

         THE FOREGOING IS ONLY A GENERAL SUMMARY OF THE PROVISIONS CONTAINED IN THE JOINT PLAN. INTERESTED PARTIES SHOULD READ THE JOINT PLAN IN ITS ENTIRETY. THE JOINT PLAN IS ATTACHED AS EXHIBIT 2.1 TO THIS TRANSITION REPORT ON FORM 10-K. THE JOINT PLAN HAS NOT BEEN CONFIRMED BY THE BANKRUPTCY COURT AND THERE CAN BE NO ASSURANCES THAT THE JOINT PLAN WILL BE CONFIRMED OR CONSUMMATED.

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

         Although the Disclosure Statement has been approved by the Bankruptcy Court, the Joint Plan must still be: (i) voted upon by impaired classes of creditors of the Debtors that are entitled to vote; and (ii) confirmed (approved) by the Bankruptcy Court. No assurance can be given regarding the approval of the Joint Plan, whether the Joint Plan will be modified, or the terms on which the approval of the Joint Plan may be conditioned. In addition, there can be no assurances that the Joint Plan will be accepted by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or that the Joint Plan will be consummated. Although the Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, various requirements of the Bankruptcy Code must be met. If the Joint Plan is not confirmed and the Company's exclusive right to file and solicit acceptance of the Joint Plan ends, any party in interest may subsequently file its own plan of reorganization for the MPAN Debtors or the MHG Debtors. In addition, as discussed further below, the MHG Senior Credit Facility Claim Holders have filed their own plan of reorganization for the MHG Debtors. In light of the Joint Plan Support Agreement, the MHG Senior Credit Facility Claim Holders are not seeking confirmation of their own alternative plan at this time. However, if certain deadlines in the Joint Plan Support Agreement are not met, or if there is otherwise a default under that agreement, the MHG Senior Credit Facility Claim Holders may elect to seek confirmation of their alternative plan.

Continuing Operations

    Inpatient Services.

         Inpatient services constitute the Company's "core" business and are the largest source of revenue for the Company. As of December 31, 2001, the Company owned, leased, or managed for third parties 317 SNFs encompassing approximately 38,000 beds in 24 states. The MPAN Debtors manage all of the facilities that are currently owned or leased by the MHG Debtors pursuant to a "Management Protocol," as described further herein. Substantially all of the Company's inpatient SNFs are certified by the appropriate state agencies for participation in the Medicare program and in respective state Medicaid programs.

         The Company's inpatient SNFs provide 24-hour care to patients requiring access to skilled nursing. All patients in the Company's inpatient facilities receive assistance with activities of daily living ("ADL" services) including feeding, bathing, dressing, eating, toileting, transportation, and related services. In all facilities, inpatient care is provided by registered nurses, licensed practical nurses, and certified nurses' aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its Medical Director, and establishes relationships with a number of independent local specialists, who are available to care for the facility's patients. The Company's inpatient facilities provide a broad range of case management services over the course of treatment, including, as appropriate, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning, and arrangement for home care.

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

Discontinued Operations

    American Pharmaceutical Services ("APS").

         The Company's divested APS Division provided services and products to more than 1,400 affiliated and third-party healthcare facilities through 31 institutional pharmacies and 4 distribution centers located in 17 states. As described more fully below, the Company obtained the approval of the Bankruptcy Court for the sale of the APS Division, which was consummated on January 6, 2002. However, many of the Company's SNFs have contractual agreements with APS that will, for the most part, remain in effect.

         The APS Division specialized in meeting the needs of healthcare providers in subacute care, long-term care, and assisted-living settings. The APS Division's primary business was the distribution of pharmaceutical products, intravenous compounds, and enteral therapy supplies and related services to patients and residents in institutional settings. The APS Division provided infusion therapies, including hydration, total parenteral nutrition, antibiotic, and pain-management therapies. Infusion therapies are often required in treating patients with chronic infections, digestive disorders, cancer, and chronic and severe pain. The APS Division also provided specialized medical equipment and supplies, including ventilators, oxygen concentrators, diagnostic equipment, and various types of durable medical equipment, which are available to patients both in inpatient facilities and at home.

         Through contractual agreements, the APS Division provided consultant pharmacists specializing in long-term care drug regimen reviews and regulatory monitoring and reporting. Additionally, the APS Division also provided clinical support for its products and services through long-term care facility staff education and quality assurance programs.

         The APS Division incurred operating losses in recent years (except for the fiscal year ended September 30, 2001 in which the APS Division recognized net income of $0.7 million) and the Company determined that the APS Division was not a strategic fit with the Company's core operations. Accordingly, the Company determined that a sale of the APS Division was in the best interests of its estates and creditors. For more than a year, the Company actively marketed the APS Division to all known potential buyers that both (i) were capable of purchasing and operating the business, and (ii) expressed an interest in such an acquisition following notification by the Company.

         After the Company concluded extensive due diligence and prolonged negotiations with more than one potential buyer, Genesis Health Ventures, Inc. and its affiliate, NeighborCare Pharmacy Services, Inc. (collectively, "Genesis"), emerged as the parties making the best initial offer for the APS Division, which offer was subject to an auction and overbidding process under the supervision of the Bankruptcy Court in return for Genesis' right to a break-up fee and reimbursement of reasonable costs, not to exceed in the aggregate $1.7 million, if Genesis was not the successful bidder following the auction and Bankruptcy Court approval of the sale to an alternative buyer.

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

         In response to the APS Sale Motion, an overbid for the assets of the APS Division was received from Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, "Omnicare"). As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction by both Genesis and Omnicare, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, at the conclusion of the hearing on the APS Sale Motion, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant asset purchase agreement) and up to $18.0 million in future contingent payments depending upon certain post-closing operating results of the APS Division. As a result of the selection of Omnicare as the purchaser of the assets of the APS Division, Genesis became entitled to its full $1.7 million break-up fee, $0.5 million of which was paid on December 11, 2001 with the remaining $1.2 million paid on January 19, 2002. The Company closed the sale of the assets of the APS Division on January 6, 2002. The Company anticipates realizing a gain during the first quarter of 2002 as a result of the sale of the APS Division.

         APS continues to serve approximately 216 of the Company's facilities through contractual arrangements. Likewise, Genesis provides pharmaceutical supplies and services and related consulting services to the approximately 58 SNFs that were operated by GranCare as of the effective time of the February 1997 sale of GranCare's institutional pharmacy business to a predecessor of Genesis. In connection with the MPAN Debtor's Chapter 11 Cases, Genesis asserted arrearages under executory contracts in amounts approximating $22.0 million, plus an unspecified amount of liquidated damages that would be owing in the event the contracts with Genesis were terminated. Pursuant to a settlement agreement approved by the Bankruptcy Court, (a) the contracts with Genesis were assumed, as modified, by entering into uniform and restated agreements for a term of 18 months, (b) pricing relief was granted, (c) cure amounts were limited to a single claim in the amount of $6.0 million which, rather than being paid in cash, was instead allowed as a general unsecured claim in the MPAN Debtors' Chapter 11 Cases, and (d) mutual releases were exchanged, with Genesis waiving any claims in the Debtors' Chapter 11 Cases for liquidated damages, administrative or otherwise, and limiting its administrative expenses to amounts due for goods sold and services rendered.

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

Regulation

    Medicare And Medicaid.

         The Medicare program was enacted in 1965 to provide a nationwide, federally-funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company's nursing facilities, hospitals, and pharmacies are licensed under applicable state law, and nearly all are certified or approved as providers or suppliers under Medicare and state Medicaid programs, as applicable.

     Historical Cost-Based Reimbursement - Medicare Certified Skilled Nursing Facilities.

         The Medicare program historically utilized a cost-based, retrospective reimbursement system for skilled nursing facilities for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act, enacted in August 1997, Medicare has transitioned to PPS for skilled nursing facilities.

         Prior to the implementation of PPS, Medicare revenues were historically determined from annual cost reports filed by skilled nursing providers, including the Company, that were (and, with respect to cost periods that have not been settled, still are) subject to audit by fiscal intermediaries and agencies administering the program. As described more fully in "Item 3 - Legal Proceedings", the Company has reached an agreement in principle with the federal government that will resolve all prepetition Medicare cost report settlements, which includes all cost-based periods, as part of a global settlement.

     Prospective Payment Reimbursement - Medicare Certified Skilled Nursing Facilities.

         The Balanced Budget Act amended the Medicare program by revising the payment system for skilled nursing services. The Balanced Budget Act required the establishment of PPS, a system under which Medicare Part A payment is prospectively determined for skilled nursing facilities for cost reporting periods beginning on or after July 1, 1998. Under PPS, skilled nursing facilities receive a fixed per diem rate for each of their Medicare Part A patients that, during the first three years of PPS, is based on a blend of facility-specific rates and federal acuity-adjusted rates. Following the full phase-in of PPS, which will occur in 2002, all per diem rates will be based solely on federal acuity-adjusted rates. Subsumed in this per diem rate are ancillary services, such as pharmacy and rehabilitation therapy services, that historically were provided to many of the Company's nursing facilities by the Company's pharmacy and therapy subsidiaries. The inclusion of ancillary services in the PPS per diem resulted in significantly lower profit margins in the Company's pharmacy operations as a result of increased pricing competition and a change in customers' buying patterns.

         Since the passage of the Balanced Budget Act, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. First, in November 1999, Congress passed the Medicare Balanced Budget Refinement Act of 1999 ("BBRA"). Second, in December 2000, Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20% for 15 patient-acuity categories (known as resource utilization groups ("RUGs")), including medically-complex patients, pending implementation of a refined RUG system that better accounts for medically-complex patients. The Centers for Medicare & Medicaid Services' ("CMS", f/k/a the Health Care Financing Administration ("HCFA")) first refinement proposal was to become effective October 1, 2000, but was withdrawn because it did not more accurately predict the use of non-therapy ancillary services. The current requirement calls for the refinement to be developed and implemented effective October 1, 2002. The revised rates, when finally implemented, are intended to be budget neutral and simply a redistribution of total payments compared to the rates that would be paid under the existing system. The BBRA also provided for a 4% increase in the federal per diem rate for all patient-acuity categories for fiscal years 2001 and 2002.

         BIPA, among other things, eliminated the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001. In fiscal years 2002 and 2003, payment updates will equal the market basket index ("MBI") update minus one-half percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increased payment for the nursing component of each RUG category by approximately 16.7% for services furnished after April 1, 2001 and before October 1, 2002.

         Moreover, BIPA further refined the consolidated billing requirements. The law now limits consolidated billing requirements to items and services furnished to skilled nursing facility patients in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for patients not covered under a Part A stay (e.g., Part A benefits have been exhausted), the skilled nursing facility may choose to bill for non-therapy Part B services and supplies, or it may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modified the treatment of the Part A PPS rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility patients with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for patients needing "medium" or "low" levels of therapy. Effective for services furnished on or after April 1, 2001, and before implementation of the refined RUG system (which has yet to occur), the law increased by 6.7% the federal per diem payments for 14 rehabilitation categories. The 20% additional payment under the BBRA for three rehabilitation categories was removed to make this provision budget neutral.

         The increases in Medicare and Medicaid reimbursement provided for under the BBRA and BIPA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with this occurrence will have a material adverse effect on the Company. The Company preliminarily estimates that this occurrence will result in a loss of revenue of approximately $72.0 million in fiscal 2003. While the Company is hopeful that the United States Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted. In addition, the federal Medicare Advisory Payment Commission ("MedPAC"), an independent federal body established to advise Congress on issues affecting the Medicare program, met on January 17, 2002, to discuss draft recommendations that will be included in MedPAC's March 2002 Report to Congress. In this meeting, MedPAC failed to recommend the continuation of certain increases in reimbursement provided under the BBRA and BIPA. Specifically, MedPAC did not recommend the continuation of the 16.7% increase in the nursing component and the 4% increase in the federal per diem for all patient-acuity categories. The MedPAC did recommend, however, that the 6.7% federal per diem payments for 14 rehabilitation categories and the 20% additional payment under the BBRA for three rehabilitation categories, be incorporated into the base rate. While the recommendations are not binding on Congress, they may affect whether a legislation action to extend the reimbursement provisions is successful.

     Fee For Service Reimbursement - Medicare Certified Skilled Nursing Facilities.

         The Company is also reimbursed for certain services, such as rehabilitation therapy services, provided to Medicare skilled nursing facility patients under the Medicare Part B benefit. The Balanced Budget Act also revised the reimbursement methodology for therapy services under Medicare Part B. Historically, Medicare Part B therapy services were reimbursed based on the cost of the services provided, subject to prudent buyer and salary equivalency restrictions. In November 1998, certain fee screen schedules were published setting forth the amounts that can be charged for specific therapy services. Additionally, the Balanced Budget Act set forth maximum per beneficiary limits of $1,500 per provider for physical therapy and speech pathology, and $1,500 per provider for occupational therapy. Both the fee screens and per beneficiary limits were effective for services rendered following December 31, 1998. The imposition of fee screens for Part B services, together with the inclusion of ancillary services in the federal per diem for Part A services, had a material adverse effect on the Company's therapy business, resulting in the Company's decision to terminate their third-party contracts to provide therapy services and to exit this business. The BBRA mitigated the Balanced Budget Act limitations by providing that the therapy caps do not apply in calendar years 2000 and 2001. This moratorium was extended by BIPA for one additional year, through calendar year 2002. BIPA also extended the requirement for focused reviews of therapy claims for the same period.

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

    Nursing Home Reimbursement - Medicaid.

         The Balanced Budget Act also contained a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since repeal, many states have sought to lower their nursing home payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary for Health and Human Services (the "HHS Secretary") for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care, although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states' waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

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

    Federal Privacy And Transaction Regulations.

         Other federal legislation requires major changes in the transmission and retention of health information by the Company. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates, among other things, the adoption of standards for the electronic exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services ("HHS") has adopted or will adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans, and individuals; security and electronic signatures; privacy; and enforcement.

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

         HHS finalized the new transaction standards on August 17, 2000. Both houses of Congress have passed legislation that will extend the transaction standards deadline to October 16, 2003. The privacy standards were issued on December 28, 2000, and became effective on April 14, 2001, with a compliance date of April 14, 2003. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. The Company is in the process of quantifying the costs associated with HIPAA compliance and believes they may be material.

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

         False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7b(a) prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; violations of this provision are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions at 31 U.S.C. section 3729 (the federal False Claims Act ("FCA")) prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have been made under the civil provisions of FCA in certain qui tam actions that the Company has filed false claims. As described under "Item 3 - Legal Proceedings," the Company has reached an agreement in principle with the federal government that will resolve these federal FCA lawsuits as part of a global settlement.

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

    Compliance Program.

         On March 13, 2000, the Office of Inspector General of the Department of Health and Human Services (the "OIG") issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in healthcare programs, including Medicare and Medicaid. The guidance, Compliance Program Guidance for Nursing Facilities, was published as a notice in the March 13, 2000, Federal Register. The guidance recommends that nursing facilities enact certain procedures and policies in prevention of fraud, waste, and abuse. The Company has a compliance program it adopted voluntarily in early 1998, and management believes that their compliance program substantially incorporates the guidance that the OIG has recommended be included in such programs.

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

Sources of Revenue

         The Company receives payments for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid and from private insurers and the patients themselves. The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The federal Medicare program restricts coverage to patients who require skilled care whereas state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources. See "--Regulation." The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories as well as changes in the quality mix significantly affect the profitability of the Company's operations. Historically, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Also, the Company historically derived higher revenues from providing specialized medical services than from providing routine inpatient care. For the three month transition period ended December 31, 2001, the Company derived 18.1%, 33.0%, and 48.9% of its net patient revenues from private pay, Medicare, and Medicaid services, respectively. For the fiscal year ended September 30, 2001, the Company derived 20.5%, 30.2%, and 49.3% of its net patient revenues from private pay, Medicare, and Medicaid services, respectively.

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

Employees

         The Company employs approximately 38,000 employees. The Company depends upon skilled personnel such as nurses as well as unskilled labor to staff its facilities. In some areas in which the Company operates there is a labor shortage that could have a material adverse effect upon the Company's ability to attract or retain sufficient numbers of skilled personnel or impair the Company's ability to attract or retain sufficient numbers of unskilled labor at reasonable wages. See "Item 7 - Management's Discussion of Financial Position and Results of Operations - Liquidity and Capital Resources."

         The Company has unionized facilities in Northern California, Michigan, Wisconsin, Maryland, Ohio, West Virginia, and Florida. The Company has collective bargaining agreements with unions representing employees at 28 facilities. In addition, a union represents employees at another of the Company's facilities without a collective bargaining agreement. The Company, in connection with the Chapter 11 Cases currently intends to assume its collective bargaining agreements.

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

         In Michigan, (i) six of the Company's facilities have a regional master collective bargaining agreement with the SEIU, (ii) one Company facility has an agreement with the American Federation of State, County, and Municipal Employees ("AFSCME"), and (iii) one Company facility has an employee council. The agreement with the SEIU expires on May 1, 2004, with a wage and benefits re-opener for the second and third year of the agreement, which means that the agreement may be subject to renegotiation in 2002 and 2003. The AFSCME agreement expires on September 30, 2003 with a wage reopener in 2002, and the employee council agreement expires on September 30, 2004 with wage reopeners each year.

         In Maryland, the SEIU represents employees at three of the Company's facilities. The agreements expired on December 31, 2001, January 15, 2002, and January 31, 2002. The Company is in the process of renegotiating these contracts. At another of the Company's facilities in Maryland, the employees are represented by the United Food and Commercial Workers' Union ("UFCWU"). The UFCWU agreement will expire on April 30, 2004.

         In Wisconsin, there is one Company facility where the workers are represented by the SEIU. The SEIU agreement with respect to that facility will expire on May 1, 2004. The SEIU also represents employees at one Company facility in West Virginia and another in Florida. The SEIU agreement for the West Virginia facility will expire on March 1, 2002, and there is no agreement for the Florida facility. The Company is currently negotiating a collective bargaining agreement with respect to the Florida facility and is renegotiating a collective bargaining agreement with respect to the West Virginia facility. In Ohio, there is one Company facility where the employees are represented by the Hotel Employees and Restaurant Employees Union ("HEREU"). The HEREU agreement with respect to that facility will expire on June 30, 2002.

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

ITEM 2.      PROPERTIES

         Throughout the pendency of the Chapter 11 Cases, the Company has sought to strengthen its financial performance and operations by divesting under-performing facilities and facilities not otherwise strategic to the Company's operations. Since the Petition Date, the Company has divested approximately 79 facilities, including: (i) rejections of 53 facility leases, both by operation of law pursuant to Bankruptcy Code section 365(d)(4) and after notice and a hearing in accordance with Bankruptcy Code section 365(a); (ii) expirations of leases of 5 facilities; (iii) sales of 16 facilities pursuant to Bankruptcy Code section 363; (iv) closures of 4 facilities pursuant to plans approved by the required regulatory authorities; and (v) terminations of a management agreement with respect to 1 facility. In addition, the Company has rejected 47 leases of office and multi-use space no longer required by their existing operations or formerly used in discontinued and divested business lines.

         At December 31, 2001, the Company operated an aggregate of 317 skilled nursing and assisted living facilities of which 209 were owned and 107 were subject to long-term leases or subleases and 1 of which was managed. The Company's facilities that are leased are subject to long-term leases or subleases which require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under each of the leases generally increases based on a fixed percentage, increases in the U.S. Consumer Price Index or increases in facility revenues. Many of the leases contain renewal options to extend their respective terms. The Company considers its properties are well maintained and are in suitable condition for the conduct of its business.

         The following table sets forth certain information concerning the skilled nursing and assisted living facilities operated by the Company as of December 31, 2001.

                                                                  NUMBER OF FACILITIES                  NUMBER OF
                                                       --------------------------------------------      LICENSED
STATE                                                    OWNED       LEASED  MANAGED       TOTAL           BEDS
-----                                                  --------------------------------------------     ---------
Alabama............................................         5           2       --            7              803
Arizona............................................         3           1       --            4              499
California.........................................         8          21       --           29            3,358
Colorado...........................................        26           4       --           30            3,152
Connecticut........................................         2           1       --            3              340
Florida............................................        19           9       --           28            3,522
Georgia............................................         4           6       --           10            1,275
Illinois...........................................         8           3       --           11            1,064
Louisiana..........................................         1           2       --            3              612
Maryland...........................................        11           2       --           13            2,157
Massachusetts......................................         5          --       --            5              562
Michigan...........................................        10          --       --           10            1,315
Mississippi........................................         1          10       --           11            1,225
Nebraska...........................................         7          --       --            7              581
North Carolina.....................................        29           2       --           31            3,958
Ohio...............................................         1          --       --            1               93
Pennsylvania.......................................         2          --       --            2              205
South Carolina.....................................         3           9       --           12            1,544
Tennessee..........................................         2           4       --            6              689
Texas..............................................        52          29        1           82            9,436
Virginia...........................................        --           2       --            2              166
West Virginia......................................         1          --       --            1              186
Wisconsin..........................................         5          --       --            5              629
Wyoming............................................         4          --       --            4              417
-----                                                  --------------------------------------------     ---------

     Total.........................................       209         107        1          317           37,788
                                                       ============================================     =========

         The Company calculated its aggregate occupancy percentages for all of its skilled nursing facilities by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated. "Licensed beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use. The Company calculated its aggregate occupancy percentage for all of its SNFs as 88.5% for the three month transition period ended December 31, 2001 and 86.6% for the comparable three month period ended December 31, 2000. For the fiscal years ended September 30, 2001, 2000, and 1999 the aggregate occupancy percentage for all of the Company's SNFs were 87.4%, 86.1%, and 85.4%, respectively. The Company believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. In addition, the Company believes that occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities.

         The following table sets forth certain information concerning the LTAC hospitals operated by the Company as of December 31, 2001.

                                     OWNED OR LEASED               MANAGED                 TOTAL
                                  ----------------------   ---------------------  ----------------------
                                  FACILITIES       BEDS    FACILITIES      BEDS   FACILITIES     BEDS
                                  ----------     -------   ----------    -------  ----------   ---------
Arizona ......................             1          21           --         --           1          21
Louisiana ....................             3         172           --         --           3         172
Ohio .........................            --          --            2         75           2          75
Texas ........................             6         377            1         25           7         402
                                    --------    --------     --------    -------    --------    --------
   Total .....................            10         570            3        100          13         670
                                    ========    ========     ========    =======    ========    ========

         The average occupancy rate for the Company's LTAC hospitals was 78.2% for the three month transition period ended December 31, 2001 and 82.0%, 79.9% and 68.0% for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

         As a result of the Chapter 11 Filings, the Company is in default under certain of the leases and security arrangements pertaining to the facilities listed above. Additionally, certain of the Company's leases contain cross default provisions that may be triggered if certain of the Company's debt obligations are accelerated. The Company has received default notices under its leases from landlords owning a material number of the Company's facilities and security arrangements with certain lenders, primarily as a result of the Company's financial condition. The Joint Plan proposes treatments of certain Project Lenders with which they may not agree. There can be no assurance that the existing defaults and/or defaults that may arise in the future under such leases and security arrangements will not have a material adverse effect on the Company or its attempts to confirm the Joint Plan. In addition, the Company's LTAC operations lease 1 location in Austin, Texas that serves as the headquarters for the LTAC operations. The Company's divested APS Division operated 31 institutional pharmacies located in 14 states, all of which were leased. As indicated previously, the Company assumed and assigned a number of the real property leases relating to its APS Division. Those leases affiliated with the APS Division's operations that were not assumed and assigned are being rejected, subject to such period of occupancy as the purchaser of the APS Division may require for transition purposes and as ordered by the Bankruptcy Court.

         The Company also leases three locations for corporate and regional offices, including its headquarters in Atlanta, Georgia.

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

         From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, and without giving effect to the discharge of certain of these claims in the Company's Chapter 11 Cases under Section 1141 of the Bankruptcy Code upon confirmation of the Joint Plan there are currently no proceedings which, individually, if determined adversely to the Company, and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, given the Company's current financial condition, lack of liquidity, and change in the Company's general liability and professional liability

("GL/PL") insurance policies, settling a large number of cases within the Company's $1.0 million self-insured retention limit could have a material adverse effect on the Company.

         The Company and its subsidiaries have reached an agreement in principle on the following terms with the United States to resolve certain United States Claims against the Company and its subsidiaries arising prior to the petition date (the "Global Settlement"). United States Claims are those claims or causes of action against the Company asserted by or on behalf of the United States (including all of its agencies, departments, agents, fiscal intermediaries, employees, assigns, or third parties under 31 U.S.C. ss. 3730(b) or (d), and also including all qui tam actions) seeking payments, damages, offsets, recoupments, penalties, attorneys' fees, costs, expenses of any kind, or other remedies of any kind: (i) under the False Claims Act, 31 U.S.C. ss.ss. 3729-3733, the Civil Monetary Penalties Law, 42 U.S.C. ss. 1320a-7a, and the Program Fraud Civil Remedies Act, 31 U.S.C. ss.ss. 3801-3812; and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, under the TRICARE Program, 10 U.S.C. ss.ss. 1071-1106, or any other federal health program; (iii) for civil monetary penalties imposed pursuant to 42 U.S.C. ss.1395i-3(h)(2)(B)(ii) and 42 U.S.C. ss. 1396r(h)(2)(A)(ii) or other applicable law; (iv) arising under any provider agreement or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid, and other federal health programs (as defined in 42 U.S.C. ss. 1320a-7b(f) and under 42 U.S.C. ss. 1320a-7(b) and 42 U.S.C. ss. 1320a-7a).

         The description of the principal terms set forth herein is intended to reflect the material concepts that have been part of the negotiations between the Company and the United States. The Company and the United States are working together to draft a mutually-acceptable settlement agreement and obtain all necessary approvals for the settlement to be effective. Any settlement agreement will be subject to Bankruptcy Court approval and become effective upon the Effective Date of the Joint Plan (if confirmed) and is anticipated to provide that: (i) all Medicare Claims and debts arising prior to the Petition Date will be released as between CMS and the Company; (ii) the United States will approve a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle ("Prudent Buyer Settlement"); the Company will waive its rights to collect any amounts due pursuant to the Prudent Buyer Settlement; CMS will adjust certain SNF PPS base year cost reports so that certain SNF cost reports with fiscal years ending December 31, 2001, and after are calculated accurately; (iii) CMS will pay the Company $3.0 million; (iv) the Department of Justice will release the Company from certain "covered conduct" alleged within 6 qui tam lawsuits and certain other disputes under the Federal False Claims Act;
(v) the Company will be responsible for any attorney fees sought by qui tam relators' counsel and any settlement will be negotiated by Company counsel; (vi) the United States will waive any claims for Medicare reimbursement for two voluntary disclosures made by the Company to the United States; the United States will also waive any Claims for Medicare reimbursement related to an OIG investigation; (vii) the Company will enter into a corporate integrity agreement ("CIA") with the OIG (this agreement is also under negotiation); (viii) the Company will reject and terminate certain provider agreements for discontinued operations in the home health and rehabilitation businesses; (ix) the Company and the United States will agree to a list of facilities that are included in this settlement; (x) all prepetition cost years (i.e., cost years ending on or before the January 18, 2000 Petition Date) will be fully and finally resolved by the settlement; accordingly, the Company will withdraw all pending challenges to CMS' determinations relating to these cost years, including, but not limited to, administrative appeals and requests for reopening; (xi) for cost years that span the Petition Date CMS will finally settle the cost reports for such "straddle" years, and the Company will retain its rights to appeal or request the reopening of such years, but any relief awarded to the Company relating to such years will be pro-rated so that the prepetition portion is waived and the postpetition portion is preserved; and (xii) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company will pay as an administrative expense any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

         The Company denies liability for the United States Claims. However, in order to avoid the delay, uncertainty, inconvenience and expense of protracted litigation, the parties have reached a negotiated settlement and compromise of the United States Claims. As mentioned above, the Global Settlement will only become effective on the Effective Date following confirmation by the Bankruptcy Court of the Joint Plan. If the Global Settlement becomes effective, certain of the matters described and identified below will be resolved. There can be no assurance that the Joint Plan will be confirmed by the Bankruptcy Court or that the Global Settlement will become effective.

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

         On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al. v. Donald C. Beaver, et al., case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted defendant Donald C. Beaver's Motion to Dismiss on December 6, 1999. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. On or about April 19, 2000 plaintiffs filed an Amending Petition seeking to bring Donald C. Beaver back into the case as a defendant. Mr. Beaver has filed a Motion to Dismiss the Amending Petition and no date for hearing has been set. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, ss. 362 of the Bankruptcy Code, all proceedings against the Company were stayed. However, in exchange for the Company's agreement to lift the stay, the plaintiffs have agreed to limit all recovery from the Company in this case to insurance proceeds.

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

         On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil False Claims Act against a Company subsidiary and another health care provider. The United States has not yet made its intervention decision in the case. The complaint alleges that the Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principal and interest had been made. False statements were allegedly submitted and fraudulent records created during the years 1992 through 1996. This action is expected to be settled as part of the Global Settlement.

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

         In connection with negotiating the Global Settlement, the Company was apprised of an action entitled United States ex rel. Carroll. v. Living Centers of America, et al., No. 97-cv-2606 (M.D. Fla.). This matter involves claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision. The complaint alleges that certain of the Company's facilities engaged in fraudulent practices, which resulted in their filing false claims with the federal government in connection with reimbursement for durable medical supplies under the Medicare program. The complaint also alleges that certain of the Company's facilities engaged in a reimbursement scheme whereby the facility entered into an illegal referral arrangement involving waiver of co-insurance payments. The allegations cover all claims for reimbursement made by certain of the Company's facilities from the federal government during calendar years 1992 through 1999. The complaint seeks treble damages and penalties under the Federal Civil False Claims Act, and attorneys fees and costs. This action is expected to be settled as part of the Global Settlement.

         Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision in either case when stays were entered, and the matters remain sealed. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's SNFs during the cost report years 1992 through 1999. The complaint seeks treble damages and penalties under the federal Civil False Claims Act, and attorneys fees and costs. These actions are expected to be settled as part of the Global Settlement.

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

         On December 13, 2001, the Company filed a motion to approve a settlement agreement with NCH, pursuant to which, among other things, (i) the Company would pay NCH $3.3 million in cash; (ii) the NCH Complaint and all other pleadings associated with the adversary proceeding would be dismissed, with prejudice; (iii) NCH would withdraw any proofs of claim that it has filed against the Company and any of its subsidiaries, which include a bankruptcy claim of at least approximately $9.5 million in the Company's Chapter 11 Cases (which consists of an allegedly secured claim of at least approximately $8.2 million and an alleged unsecured claim of at least approximately $1.1 million), and an allegedly secured claim of at least approximately $0.7 million in the Mariner Health Chapter 11 Cases; and (iv) NCH, on the one hand, and the Company and its subsidiaries, on the other, would exchange mutual releases. The NCH Settlement Motion was granted by the Bankruptcy Court following a hearing held on January 3, 2002. The settlement amount has been paid to NCH, and the settlement has been consummated.

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

         In addition to the Global Settlement discussed above, the Company has reached an agreement in principle with the State of Texas to resolve the claims of the Texas Department of Human Services ("TDHS") and Office of Attorney General ("TOAG"), including those for civil penalties and administrative penalties. The following description reflects the main terms of the agreement between the Company and the State of Texas, which is subject to Bankruptcy Court approval. A motion to approve the settlement, which attached a copy of the settlement agreement ("Texas Settlement Agreement"), was filed with the Bankruptcy Court and approved at a hearing held on February 27, 2002.

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

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

Principal Markets and Sales Prices of Common Equity Securities

         The Common Stock has traded on the OTC-BB under the symbol "MPAN Q" since November 2, 1999. The Common Stock previously traded on the New York Stock Exchange ("NYSE") under the symbol "MPN" from August 1, 1998 through November 1, 1999. The high and low sales price for the Common Stock as reported by the OTC-BB for the three month transition period ended December 31, 2001 were $0.04 and $0.02, respectively. In addition, the following table shows the high and low sales prices for the Common Stock as reported by the NYSE and the OTC-BB for the periods indicated:

                                                                FISCAL YEAR 2001      FISCAL YEAR 2000
                                                                -----------------    ------------------
QUARTER ENDED                                                    HIGH       LOW        HIGH       LOW
-------------                                                   -------   -------    -------    -------
December 31.................................................... $  0.09   $  0.03    $  0.41    $  0.05
March 31....................................................... $  0.27   $  0.05    $  0.50    $  0.06
June 30........................................................ $  0.17   $  0.08    $  0.23    $  0.06
September 30................................................... $  0.10   $  0.04    $  0.16    $  0.08

         Number of Stockholders

         At December 31, 2001, there were approximately 1,054 holders of record of the Company's common stock.

Dividends

         The Company has not paid nor declared any cash dividends on its common stock since its inception. During the Company's Chapter 11 Cases, the Company is prohibited from paying dividends.

ITEM 6.      SELECTED FINANCIAL DATA

         The following selected financial data are for the three months ended December 31, 2001 and 2000 and as of the end of each such periods (in thousands, except per share amounts and statistical data). The statement of operations data presented for the three months ended December 31, 2001 and the balance sheet data as of such date are derived from the Company's consolidated financial statements and related notes thereto included elsewhere herein.

                                                             THREE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                     -----------------------------
                                                       2001                2000
                                                     ---------         -----------
                                                                       (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
 Net revenues ...............................        $ 458,151          $ 470,348
 Total costs and expenses ...................          440,615            450,687
                                                     ---------          ---------
 Operating income ...........................           17,536             19,661
 Other income (expenses):
   Interest expense .........................           (3,474)            (3,209)
   Interest and dividend income .............            2,603              2,465
   Reorganization items .....................          (13,153)            (8,102)
   Other ....................................              (15)            (1,287)
                                                     ---------          ---------

 Income from continuing operations before
   income taxes..............................            3,497              9,528
 Provision for income taxes .................               --                 --
                                                     ---------          ---------
 Income from continuing operations ..........            3,497              9,528
 Discontinued operations:
   Income from discontinued pharmacy
     operations .............................              898                382
                                                     ---------          ---------
 Net income .................................        $   4,395          $   9,910
                                                     =========          =========


 Earnings per share:
 Basic:
   Income from continuing operations ........        $    0.05          $    0.13
   Income from discontinued operations ......             0.01               0.01
                                                     ---------          ---------
   Net income ...............................        $    0.06          $    0.13
                                                     =========          =========

 Diluted:
   Income from continuing operations ........        $    0.05          $    0.13
   Income from discontinued operations ......             0.01               0.01
                                                     ---------          ---------
   Net income ...............................        $    0.06          $    0.13
                                                     =========          =========


 Shares used in computing earnings per share:
 Basic ......................................           73,688             73,688
                                                     =========          =========
 Diluted ....................................           73,688             73,688
                                                     =========          =========


 OPERATING STATISTICS:
 Number of facilities (end of period) .......              317                364
 Average occupancy rate .....................             88.5%              86.6%
 Revenue by payor source:
   Medicaid .................................             48.9%              50.7%
   Medicare .................................             33.0%              27.7%
   Private and other ........................             18.1%              21.6%

         The following selected financial data are for each of the fiscal years in the period 1997 through 2001 and as of the end of each such fiscal years (in thousands except per share amounts and statistical data). The statement of operations data presented for fiscal years 2001, 2000 and 1999 and the balance sheet data as of the end of fiscal years 2001 and 2000 are derived from the Company's consolidated financial statements and related notes thereto included elsewhere herein. The 1998 financial information gives effect to the LCA/GranCare Mergers effective November 1, 1997 and the Mariner Merger effective July 31, 1998.

                                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------------------------------------------------
                                                          2001             2000           1999            1998           1997
                                                       -----------     -----------     -----------     -----------     ---------

STATEMENT OF OPERATIONS DATA:
 Net revenues ......................................   $ 1,872,135     $ 1,879,307     $ 1,990,863     $ 1,802,203     $ 943,540
 Total costs and expenses ..........................     1,863,657       1,885,867       3,414,448       1,921,464       875,469
                                                       -----------     -----------     -----------     -----------     ---------
 Operating income (loss) ...........................         8,478          (6,560)     (1,423,585)       (119,261)       68,071
 Other income (expenses):
   Interest expense ................................        (5,171)        (71,905)       (204,247)       (125,267)      (21,335)
   Interest and dividend income ....................         6,007          11,366           9,075          10,980         4,549
   Reorganization items ............................       (47,721)        (10,816)             --              --            --
   Other ...........................................          (462)          2,261             771            (322)          (24)
                                                       -----------     -----------     -----------     -----------     ---------
 Income (loss) from continuing
   operations before income taxes...................       (38,869)        (75,654)     (1,617,986)       (233,870)       51,261
 Provision (benefit) for income taxes ..............        (4,807)        (19,374)             --         (10,686)       33,604
                                                       -----------     -----------     -----------     -----------     ---------
 Income (loss) from continuing operations...........       (34,062)        (56,280)     (1,617,986)       (223,184)       17,657
 Discontinued operations:
   Income (loss) from discontinued
     pharmacy operations ...........................           667          (2,705)       (160,296)         24,807        26,260
                                                       -----------     -----------     -----------     -----------     ---------
 Income (loss) before extraordinary loss............       (33,395)        (58,985)     (1,778,282)       (198,377)       43,917
 Extraordinary loss on early
   extinguishment of debt, net of
   $6,034 income tax benefit .......................            --              --              --         (11,275)           --
                                                       -----------     -----------     -----------     -----------     ---------
 Net income (loss) .................................   $   (33,395)    $   (58,985)    $(1,778,282)    $  (209,652)    $  43,917
                                                       ===========     ===========     ===========     ===========     =========

 Earnings (loss) per share (1):
 Basic:
   Income (loss) from continuing operations.........   $     (0.46)    $     (0.76)    $    (22.03)    $     (4.59)    $    0.30
   Income (loss) from discontinued operations ......          0.01           (0.04)          (2.18)           0.51          0.45

   Extraordinary loss ..............................            --              --              --           (0.23)           --
                                                       -----------     -----------     -----------     -----------     ---------
   Net income (loss) ...............................   $     (0.45)    $     (0.80)    $    (24.21)    $     (4.31)    $    0.75
                                                       ===========     ===========     ===========     ===========     =========

 Diluted:
   Income (loss) from continuing operations ........   $     (0.46)    $     (0.76)    $    (22.03)    $     (4.59)    $    0.29
   Income (loss) from discontinued operations ......          0.01           (0.04)          (2.18)           0.51          0.44
   Extraordinary loss ..............................            --              --              --           (0.23)           --
                                                       -----------     -----------     -----------     -----------     ---------
   Net income (loss) ...............................   $     (0.45)    $     (0.80)    $    (24.21)    $     (4.31)    $    0.73
                                                       ===========     ===========     ===========     ===========     =========

 Shares used in computing earnings (loss) per share:
 Basic (1) .........................................        73,688          73,688          73,459          48,601        58,613
                                                       ===========     ===========     ===========     ===========     =========
 Diluted (1) .......................................        73,688          73,688          73,459          48,601        59,808
                                                       ===========     ===========     ===========     ===========     =========

 OPERATING STATISTICS:
 Number of facilities (end of period) ..............           326             364             413             428           202
 Average occupancy rate ............................          87.4%           86.1%           85.4%           84.1%         82.9%
 Revenue by payor source:
   Medicaid ........................................          49.3%           50.9%           46.9%           42.1%         41.6%
   Medicare ........................................          30.2%           27.4%           27.5%           30.7%         29.4%
   Private and other ...............................          20.5%           21.7%           25.6%           27.2%         29.0%

---------------
(1) Earnings per share and number of shares outstanding have been adjusted to reflect the three-for-one stock split effective December 30, 1997.

                                                                                SEPTEMBER 30,
                                  DECEMBER 31,      ------------------------------------------------------------------------------
                                      2001             2001               2000             1999              1998           1997
                                  ------------      -----------       -----------       -----------       ----------      --------
BALANCE SHEET DATA:
Working capital ............      $   347,641       $   334,444       $   331,711       $(1,829,065)      $  484,879      $202,886
Total assets ...............      $ 1,222,355       $ 1,230,978       $ 1,247,635       $   977,728       $3,033,915      $871,941
Long-term debt,
  including current
  portion (2) ..............      $ 2,112,418       $ 2,116,755       $ 2,147,756       $ 2,146,434       $2,022,480      $293,533
Stockholders' equity
  (deficit) ................      $(1,467,260)      $(1,471,509)      $(1,440,177)      $(1,386,019)      $  397,014      $375,283
Total capitalization .......      $   645,158       $   645,246       $   707,579       $   760,415       $2,419,494      $668,816

---------------
(2) Long-term debt, including current portion, includes approximately $2,052,730 and $2,057,067 classified as liabilities subject to compromise at December 31, 2001 and September 30, 2001, respectively. At September 30, 2000 all long-term debt, including current portion, is classified as liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Selected Financial Data in Item 6 and the Company's consolidated financial statements included herein set forth certain data with respect to the financial position, results of operations and cash flows of the Company which should be read in conjunction with the following discussion and analysis. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. The consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The Company's consolidated financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events, they may ultimately differ from actual results.

Overview

         The Company is one of the nation's largest providers of post-acute health care services, primarily through the operation of its skilled nursing facilities. At December 31, 2001, the Company's significant operations consisted of 317 SNFs, including 9 stand-alone assisted living facilities, in 24 states with approximately 38,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets. The Company also operates 13 owned, leased or managed LTAC hospitals with approximately 670 licensed beds in four states. See Note 21 of the Company's consolidated financial statements for financial information about the Company's segments.

         As previously noted, on January 18, 2000, Mariner Post-Acute Network, Inc., Mariner Health, and substantially all of their respective subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of title 11 of the Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On November 30, 2001, the Debtors filed their Joint Plan and related Disclosure Statement with the Bankruptcy Court. On December 14, 2001, and again on February 1, 2002, the Debtors filed amendments to both the Joint Plan and Disclosure Statement. THE JOINT PLAN HAS NOT BEEN CONFIRMED BY THE BANKRUPTCY COURT, AND THERE CAN BE NO ASSURANCE THAT THE JOINT PLAN WILL BE CONFIRMED OR CONSUMMATED.

         A hearing on the Disclosure Statement was held on January 25, 2002, and the Disclosure Statement was approved on February 1, 2002. The Joint Plan has not been confirmed, however, and a hearing on confirmation has been scheduled for March 25, 2002. Until the Joint Plan is confirmed, the Chapter 11 Cases raise doubt about the

Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, the ability of the Company to comply with the terms of its various commitments of debtor-in-possession financing, confirmation of a plan of reorganization, success of future operations after such confirmation, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Joint Plan will change materially the amounts currently recorded in the Company's consolidated financial statements (see Note 3 of the Company's consolidated financial statements). See "Item 1 - Business" for a summary of the Joint Plan, which is qualified in its entirety by reference to the Joint Plan filed as an exhibit to this Transition Report on Form 10-K.

         At a meeting of the Board of Directors of the Company duly called and held on December 13, 2001, the Company's Amended and Restated Bylaws were amended to change the Company's fiscal year end to December 31. Accordingly, this form 10-K covers the transition period from October 1, 2001 through December 31, 2001. Any references to the Company's fiscal years are those ended September 30.

         Historically, the Company (i) operated a large contract rehabilitation therapy business that provided comprehensive therapy programs and services, on a contractual basis, to inpatient healthcare facilities throughout the United States; (ii) operated outpatient rehabilitation therapy clinics; (iii) managed specialty medical programs in acute-care hospitals; and (iv) operated home health, hospice, and private duty nursing branches (the "Divested Businesses"). In addition, since the inception of the Chapter 11 Cases, the Company has divested itself of 83 SNFs (the "Divested Facilities") through lease rejections, lease expirations, facility sales and facility closures. The net effect of the Divested Businesses and Divested Facilities has had a positive effect on the Company's results of operations.

         On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare. The Company closed the sale of the APS Division on January 6, 2002. Accordingly, the APS Division has been reflected as a discontinued operation and is not included in the year to year comparisons presented below. See "Item 1 - Business-American Pharmaceutical Services" and Note 4 to the Consolidated Financial Statements.

Critical Accounting Policies

         The Company believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

    Revenue Recognition.

         The Company has agreements with third-party payors that provide for payments to the Company's SNF's. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenues are reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements.

    Collectibility of Accounts Receivable.

         Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change.

    Reserves for Professional Liability Risks.

         The Company currently purchases general and professional liability insurance through a third party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim. Loss provisions for professional liability risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history, and independent actuarially determined estimates. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently by the Company's management with any adjustments resulting therefrom reflected in current earnings. Although the Company's management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company adopted this accounting standard as required effective October 1, 2000 and it did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. However, due to the Chapter 11 Cases, until the Company and Mariner Health file a plan of reorganization that is confirmed by the Bankruptcy Court, the Company cannot currently estimate the impact these impairment tests will have on its consolidated financial position, results of operations, or cash flows.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses were incurred. The Company adopted this accounting standard as required on January 1, 2002 and it did not have a material impact on its consolidated financial position, results of operation, or cash flows.

Results of Operations

         Net revenues for nursing home services accounted for $429.5 million, or 93.7%, of the Company's $458.2 million total net revenues for the three month transition period ended December 31, 2001. Net revenues for nursing home services accounted for $1,759.9 million, or 94.0%, and $1,768.7 million, or 94.1%, of the Company's $1,872.1 million and $1,879.3 million total net revenues for the fiscal years ended September 30, 2001 and 2000, respectively. Revenues for nursing home services are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix. The following table sets forth certain operating data for the Company's SNFs as of the dates indicated.

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,                FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ---------------------         ------------------------------------
                                                         2001           2000           2001           2000           1999
                                                        ------         ------         ------         ------         ------
Total average residents ........................        32,638         36,945         35,047         39,099         40,389
Weighted average licensed beds available for
  use ..........................................        36,876         42,652         40,105         45,389         47,267
Weighted average occupancy .....................          88.5%          86.6%          87.4%          86.1%          85.4%

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

                               THREE MONTHS ENDED
                                  DECEMBER 31,                FISCAL YEAR ENDED SEPTEMBER 30,
                              -------------------           ----------------------------------
                              2001           2000           2001           2000           1999
                              ----           ----           ----           ----           ----
Medicaid ............         48.9%          50.7%          49.3%          50.9%          46.9%
Medicare ............         33.0%          27.7%          30.2%          27.4%          27.5%
Private and other ...         18.1%          21.6%          20.5%          21.7%          25.6%

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

         Net revenues totaled $458.2 million for the three months ended December 31, 2001, a decrease of $12.2 million, or 2.6%, as compared to three months ended December 31, 2000. Although, net revenues for nursing home services experienced a decrease of approximately $13.7 million, or 3.1%, net revenues of the Company's SNFs, excluding the Divested Facilities, increased by 7.2% or $28.6 million. The increase resulted from numerous factors including a 5.2% increase in Medicare reimbursement rates in connection with the recent legislative relief provided by the BBRA and BIPA which mitigated the year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 5.3% in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. These increases were offset by a decrease in revenues of approximately $34.7 million due to the impact of the divestiture of facilities during three months ended December 31, 2001 as well as during fiscal year 2001. The Company anticipates that, in the aggregate, these divestitures will improve operating results in the future (see
Note 5 of the Company's consolidated financial statements).

         Operating income decreased from $19.7 million in the three months ended December 31, 2000 to $17.5 million in the three months ended December 31, 2001. The approximately $2.2 million decrease in operating income is attributable to a decrease in total revenues of $12.2 million described above, offset by a decrease in total costs and expenses of $10.1 million for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. The decrease in total costs and expenses is primarily attributable to decreases in salaries, wages and benefits of $8.3 million, general and administrative expenses of $5.1 million and rent expense of $5.8 million. Salaries, wages, and benefits, which comprise 63.8% and 64.2% of total costs and expenses for the three months ended December 31, 2001 and 2000, respectively, decreased by $8.3 million primarily as a result of the facilities divested during the three months ended December 31, 2001 as well as during fiscal year 2001. The decrease in salaries, wages, and benefits resulting from the divestitures are partially offset by an increase in wages. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. See "Item 1 - Business - Regulation." The decrease in general and administrative expenses of $5.1 million during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 resulted mainly from the Company's continued efforts to reduce overhead costs. The decrease in rent expense from $17.9 million for the three months ended December 31, 2000 to $12.1 million for the three months ended December 31, 2001 was primarily a result of the divestiture of facilities during the three months ended December 31, 2001 as well as during fiscal year 2001. The decreases in these costs were partially offset by an increase in ancillary services expenses of $4.7 million, which is affected by the level of service provided and patient acuity.

         Interest expense totaled $3.5 million for the three months ended December 31, 2001 as compared to $3.2 million for the three months ended December 31, 2000. The Company discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise in accordance with SOP 90-7. Contractual interest for the three months ended December 31, 2001 was $43.5 million, which is $40.0 million in excess of interest expense included in the Company's consolidated financial statements included herein.

         Reorganization items, which consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings, increased approximately $5.1 million from $8.1 million for the three months ended December 31, 2000 to $13.2 million for the three months ended December 31, 2001. The increase is primarily attributable to an increase of $8.5 million for professional fees incurred in connection with the various aspects of the Chapter 11 Cases, including filing of the Disclosure Statement and Joint Plan of Reorganization. The increase in reorganization items resulting from an increase in professional fees for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 was partially offset by net gains realized on divestitures during the three months ended December 31, 2001 of $1.7 million as compared to net losses realized on divestitures during the three months ended December 31, 2000 of $2.8 million. See Note 3 of the accompanying consolidated financial statements.

         The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. Income from operations of discontinued pharmacy operations increased from $0.4 million for the three months ended December 31, 2000 to $0.9 million for the three months ended December 31, 2001. Revenues of the APS Division increased by $9.1 million from $53.8 million for the three months ended December 31, 2000 to $62.9 million for the three months ended December 31, 2001, which is primarily attributable to an increase in the number of beds served as well as increased sales to new and existing customers. Total costs and expenses increased $8.3 million from $53.3 million for the three months ended December 31, 2000 to $61.6 million for the three months ended December 31, 2001, primarily as a result of an increase of $7.6 million in ancillary service expense, which is affected by the level of service provided and patient acuity. See Note 4 of the accompanying consolidated financial statements.

Fiscal Year 2001 Compared to Fiscal Year 2000

         Net revenues totaled $1,872.1 million for fiscal year 2001, a decrease of $7.2 million, or 0.4%, as compared to fiscal year 2000. Although, net revenues for nursing home services experienced a decrease of $8.8 million, or 0.5%, net revenues of the Company's SNFs, excluding the Divested Facilities, increased by 9.2% or approximately $139.9 million. The increase resulted from numerous factors including a 4.8% increase in Medicare reimbursement rates in connection with the recent legislative relief provided by the BBRA and BIPA, which mitigated the year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 7.4% in fiscal year 2001 as compared to fiscal year 2000. This increase was offset by a decrease in revenues of $149.4 million due to the impact of the divestiture of approximately 44 SNFs during fiscal year 2001 and 28 SNFs during fiscal year 2000. The Company anticipates that, in the aggregate, these divestitures will improve operating results in the future (see Note 5 of the Company's consolidated financial statements).

         Operating income (loss), which includes impairment of long-lived assets of $19.4 million, other expenses of $8.6 million, and loss on disposal of assets of $3.7 million for fiscal year 2000, increased from an operating loss of $6.6 million in fiscal 2000 to operating income of $8.5 million in fiscal 2001. Total costs to expenses, excluding impairment of long lived assets, other expenses, and loss on disposal of assets ("Operating Costs"), increased $9.5 million from $1,854.2 million for fiscal year 2000 to $1,863.7 million for fiscal year 2001.

         Operating costs for fiscal year 2001 include a charge of approximately $33.4 million primarily relating to the settlement of qui tam actions included in the Global Settlement (see "Item 3 - Legal Proceedings"). In addition, ancillary service expenses increased $22.6 million, or 25.3%, from $89.5 million for fiscal year 2000 to

$112.1 million for fiscal year 2001. The cost of ancillary services, which includes pharmaceuticals, is affected by the level of service provided and patient acuity. Insurance expense, which includes the cost of premiums for risks insured through third party carriers and loss provisions for self insured retention and deductibles, also increased $14.1 million, or 13.5%, for fiscal year 2001 as compared to fiscal year 2000. The increase in insurance expense relates to an increase in premium costs and increased loss provision for incurred but not reported losses, primarily related to the state of Florida. The increases within Operating Costs were offset by decreases in salaries, wages and benefits of approximately $19.0 million, rent expense of $17.9 million, and general and administrative expenses of $15.3 million, or 7.3%. Salaries, wages, and benefits, which comprise 61.5% and 62.8% of Operating Costs of fiscal year 2001 and 2000, respectively, decreased primarily as a result of the divestiture of approximately 72 SNFs during fiscal years 2001 and 2000. The decrease from the divestitures are partially offset by an increase in wages. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. See "Item 1 - Business - Regulation." The decrease in rent expense from $80.6 million for fiscal year 2000 to $62.8 million for fiscal year 2001 was primarily a result of the divestiture of facilities during both of the fiscal years. General and administrative expenses decreased during fiscal year 2001 as compared to fiscal year 2000 mainly as a result of the Company's continued efforts to reduce overhead costs.

         Interest expense totaled $5.2 million for fiscal year 2001 as compared to $71.9 million for fiscal 2000. The decrease is due to the fact that since the Petition Date, the Company discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise in accordance with SOP 90-7. Contractual interest for the fiscal years ended September 30, 2001 and 2000 was $201.1 million and $238.8 million, respectively, which is $195.9 million and $167.0 million in excess of interest expense included in the Company's consolidated financial statements included herein.

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

         The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. Income from operations of discontinued pharmacy operations increased from a loss of $2.7 million for fiscal year 2000 to income of $0.7 million for fiscal 2001. Revenues of the APS Division decreased by $22.7 million for fiscal year 2001 as compared to fiscal year 2000. The decrease is primarily attributable to a reduction in the number of beds served as well as decreased sales to new and existing customers. Total costs and expenses decreased $28.4 million primarily as a result of an decrease of $15.9 million in ancillary service expense, which is affected by the level of service provided and patient acuity, and a decrease in salaries, wages and benefits of $15.9 million. See
Note 4 of the Company's consolidated financial statements.

Fiscal Year 2000 Compared to Fiscal Year 1999

         Net revenues totaled $1,879.3 million for fiscal year 2000, a decrease of $111.6 million as compared to fiscal year 1999. Net revenues decreased by $286.6 million primarily as a result of the termination of all contracts to provide therapy services effective May 31, 1999 and the divestiture or closure of the Company's outpatient rehabilitation clinics, hospital rehabilitation management contract business, and substantially all home health operations during fiscal year 1999. This decrease was offset by an increase in nursing home services of $175.0 million, which is a result of a change in the payor mix year over year and increased average per diem rates from Medicaid. In addition, during fiscal year 1999 the Company recorded $122.0 million of adjustments to reduce the estimated amount due from third-party payors, which included $39.3 million to reduce the estimated amount receivable from cost reports filed, remaining open or settled during the year. The remaining $82.7 million of adjustments was recorded to reflect amounts due to the Medicare program for previously received reimbursement and to reduce the estimated amount receivable from all Medicare cost report appeal items, primarily pertaining to related party adjustments asserted by the fiscal intermediaries through the reopening of certain Mariner Health cost reports, primarily for 1995 and 1996 (see Note 2 of the Company's consolidated financial statements). During fiscal year 2000, the Company divested itself of approximately 29 owned, leased and managed skilled nursing facilities which resulted in a decrease in net revenues of approximately $33.7 million. The net results of these divestitures are expected to have a positive effect on operating results (see Note 5 of the Company's consolidated financial statements).

         Total costs and expenses, excluding impairment of long-lived assets, other costs, and loss on disposal of assets decreased approximately $380.5 million, or 17.0% to $1,854.2 million for fiscal year 2000 as compared to fiscal year 1999. These costs and expenses primarily consist of salaries, wages, and employee benefits, which represent approximately $1,165.0 million, or 62.8%, of the total for fiscal year 2000 as compared to $1,210.4 million, or 54.2%, of the total for fiscal year 1999. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. See "Item 1 - Business - Regulation." The cost of ancillary services, which includes pharmaceuticals, is also affected by the level of service provided and patient acuity. Ancillary services decreased approximately $129.8 million, or 59.2%, primarily due to the result of the implementation of PPS and the insourcing of previously outsourced contract rehabilitation therapists. General and administrative expenses decreased approximately $63.6 million, or 23.4%, to $208.2 million for fiscal year 2000 as compared to fiscal year 1999 mainly as a result of the Company's continued efforts to reduce overhead costs.

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

         The results of the APS Division have been classified as a discontinued operation. Income from operations of discontinued pharmacy operations increased from a loss of $160.3 million for fiscal year 1999 to a loss of $2.7 million for fiscal 2000. Revenues of the APS Division decreased by $43.3 million for fiscal year 2000 as compared to fiscal year 1999. The majority of the decrease is attributable to a reduction in the number of beds served as well as lower revenues attributable to the loss of a contract to provide respiratory services to a major customer. The remaining decrease is principally attributable to lower per unit pricing charged to customers as a result of PPS. Total costs and expenses of the APS Division, excluding a charge for impairment of long-lived assets of $120.8 million in fiscal 1999, decreased $78.8 million. The decreases were primarily as a result of decreases in ancillary services of $23.5 million and provision for bad debits of $26.8 million. See Note 4 of the Company's consolidated financial statements.

Seasonality

         The Company's revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third-party payment rate changes, the number of work days in the period, and seasonal census cycles.

Liquidity and Capital Resources of the Company

    Overview.

         Cash and cash equivalents were $213.7 million at December 31, 2001 as compared to $209.0 million at September 30, 2001 (see the Consolidated Statements of Cash Flows in the accompanying consolidated financial statements). The Company and its subsidiaries also have available $75.0 million in debtor-in-possession financing, as described below, none of which was borrowed as of such dates except for approximately $6.0 million of letters of credit issued under the Company DIP Financing (as defined below) and $7.9 million of letters of credit are issued under Mariner Health DIP Financing (as defined below), which is collateralized by $8.3 million of cash in a collateral account with PNC Bank, National Association ("PNC") that is not available for other purposes.

         Cash provided by operating activities of continuing operations before reorganization items was $32.3 million for the three month transition period ended December 31, 2001. The cash flows from operating activities from continuing operations mainly was used to fund approximately $6.2 million of capital expenditures, $4.3 million of principal repayments of prepetition long-term debt, primarily the result of a $3.5 million adequate protection payment on the Mariner Health senior credit facility, and $14.8 million of reorganization costs.

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

         Cash utilized by investing activities was $19.4 million for the fiscal year ended September 30, 2001 as compared to $2.2 million provided by investing activities for the fiscal year ended September 30, 2000. Cash utilized by investing activities primarily consisted of the use of $31.9 million related to capital expenditures for the fiscal year ended September 30, 2001. Cash utilized by investing activities also included $7.9 million of proceeds from the sale of property, equipment and other assets (see Note 5 of the Company's consolidated financial statements).

         Cash utilized by financing activities was $39.7 million in the fiscal year ended September 30, 2001 as compared to cash utilized by financing activities of $10.3 million for the fiscal year ended September 30, 2000. Cash utilized by financing activities for the fiscal years ended September 30, 2001 and 2000 primarily represent principal repayments of prepetition long-term debt, including repayments made against the Company's senior credit facility as a result of the application of a portion of the cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments (see "-Debtor-in-Possession Financing for the Company"). In addition, cash utilized by financing activities for the fiscal year ended September 30, 2001 includes a $15.0 million adequate protection payment by Mariner Health to the MHG Senior Credit Facility Claim Holders in connection with the extension of the maturity date of the Mariner Health DIP Financing (as defined below) to December 31, 2001 (see "-Debtor-in-Possession Financing for Mariner Health").

         The primary sources of revenue for the Company are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and thereafter, the federal Medicare program converted to PPS for SNF services. Since the end of the third quarter of 1999, all of the Company's SNFs have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. Payments for nursing facility services that are provided to Medicaid recipients are paid at rates that are set by each individual state's Medicaid program. See "Item 1 - Business -- Regulation."

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

         During the third quarter of fiscal 1999, the Medicare fiscal intermediaries for the subsidiaries operated by Mariner Health reopened approximately fifty 1995 and 1996 cost reports and issued revised notices of program reimbursement ("NPRs") imposing prudent buyer or related party adjustments as well as applying an administrative resolution related to the cost report treatment of admissions costs. The reopenings resulted in reductions in reimbursable costs of approximately $16.9 million. The Company believes that it has substantial arguments for both issues and has appealed the adjustments to the PRRB. In lieu of recoupment by the fiscal intermediary, the Company reached an agreement with CMS and the intermediary and implemented an extended repayment plan. The balance as of the date of the agreement was approximately $15.9 million, which was repaid over a period of one year. The intermediary has completed audit procedures but has not issued NPR's for most of the remaining cost based Mariner Health cost reports (1997 and 1998). As part of the chapter 11 process, the Company and Mariner Health entered into stipulations with the U.S. Department of Health and Human Services whereby, among other things, CMS will not recoup certain prepetition overpayments for the pendancy of obligations under the Company's and Mariner Health's DIP Financings (as defined below) obligations. Accordingly, repayment obligations which may arise from the issuance of NPRs may be stayed for an interim period. Should the NPRs result in a repayment requirement not within the purview of the stipulation, or after the pendancy of obligations under the DIP Financings, the Company and Mariner Health would seek to enter into an extended repayment plan with CMS at that time. However, the Company expects that all of the open cost-based cost reporting periods will be resolved in connection with the Global Settlement. See "Item 3 - Legal Proceedings."

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

         As previously noted, the Company filed the Joint Plan and is hopeful that it will be confirmed. If confirmed, the Joint Plan will allow the Company to formally combine the MPAN Debtors' operations with the MHG Debtors' operations. In the event the Joint plan is not confirmed, the MHG Senior Credit Facility Claim Holders may seek, in the Bankruptcy Court, confirmation of the alternative plan pertaining only to MHG Debtors (the "MHG Stand Alone Plan"). The adequacy of the proposed disclosure statement with respect to the MHG Stand Alone Plan was approved by the Bankruptcy Court at a hearing held on August 7, 2001. The MHG Stand Alone Plan contemplates the termination of the existing Management Protocol pursuant to which Mariner Post-Acute Network, Inc. manages the MHG Debtors' assets. In the event that the MHG Stand Alone Plan is confirmed in the future by the Bankruptcy Court, the revenue to Mariner Post-Acute Network, Inc. provided by the existing Management Protocol would no longer be available and this loss of revenues would have a material adverse effect on Mariner Post-Acute Network, Inc. Accordingly, if the Joint Plan is not confirmed and the MHG Stand Alone Plan is confirmed, the Company will be required to substantially reduce its overhead costs in order to accommodate the loss of revenue associated with the Management Protocol. No assurance can be given that Mariner Post-Acute Network, Inc. will be able to reduce its overhead costs in an expeditious fashion. On December 5, 2001 the Bankruptcy Court approved an amendment to the terms of the existing Management Protocol that reduces the management payment received by Mariner Post-Acute Network, Inc. from the MHG Debtors by $1.0 million per month effective November 1, 2001.

    Prepetition Debt.

         Due to the failure to make scheduled payments, comply with certain financial covenants, and the commencement of the Chapter 11 Cases, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Bankruptcy Code prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified as liabilities subject to compromise at December 31, 2001 and September 30, 2001.

         The obligations of Mariner Post-Acute Network, Inc. under its senior credit facility, as well as obligations in respect of a synthetic lease transaction and under a deficiency note relating to a total return swap terminated in August 1999, are guaranteed by substantially all of the Mariner Post-Acute Network, Inc. subsidiaries other than the Omega Debtors (as defined below), Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of Mariner Post-Acute Network, Inc. and such subsidiary guarantors. Mariner Health's obligations under its senior credit facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Unlike the MPAN Debtors, the MHG Debtors neither guarantee the obligations of Mariner Post-Acute Network, Inc. under the Mariner Post-Acute Network, Inc. debt facilities (other than guaranteeing certain obligations of Mariner Post-Acute Network, Inc. relating to the latter's prepetition total return swap transaction) nor pledge their assets to secure such obligations. Correspondingly, the MPAN Debtors do not guarantee or assume any obligations under the Mariner Health debt facilities. The MHG Debtors are not subject to the covenants contained in the MPAN Debtors' debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the MPAN Debtors.

         No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facilities, primarily as a result of the application of a portion of the cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments, as more particularly described below (see "-Debtor-in-Possession Financing for the Company"). Mariner Health made a $15.0 million adequate protection payment to the MHG Senior Credit Facility Claim Holders in connection with the extension of the Mariner Health DIP Financing (as defined below) maturity date to December 31, 2001 from the July 19, 2001 maturity date. Subsequently, an additional adequate protection payment of $7.5 million was made to the MHG Senior Credit Facility Claim Holders in connection with the further extension of the maturity of the Mariner Health DIP financing to April 1, 2002 (see "- Debtor-in-Possession Financing for Mariner Health"). The Debtors filed a motion to make an additional $85.0 million adequate protection payment, which was approved by the Bankruptcy Court at a hearing on February 27, 2002 and paid on March 1, 2002 with the payment allocated 82.5% to the MPAN Senior Credit Facility Claim Holders, and 17.5% to the MHG Senior Credit Facility Claim Holders.

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

         The MPAN DIP Financing initially established a $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the MPAN Debtors. At the request of the MPAN Debtors, the size of the MPAN DIP Financing was reduced to $50.0 million on January 19, 2001. The agreement related to the MPAN DIP Financing (the "MPAN DIP Credit Agreement") provides that amounts outstanding under the MPAN DIP Financing may not at any time exceed the maximum borrowing amounts established for the MPAN Debtors under the Final MPAN DIP Order or the MPAN borrowing base of eligible accounts receivable (the "MPAN Borrowing Base"). Up to $10.0 million of the MPAN DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the MPAN Debtors. Interest accrues on the principal amount outstanding under the MPAN DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase ("ABR") plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the MPAN Debtors under the MPAN DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

         The terms of the MPAN DIP Financing require that Mariner Post-Acute Network, Inc. prepay principal to the extent that the principal amount outstanding under the MPAN DIP Financing at any time exceeds the MPAN Borrowing Base then in effect. To the extent proceeds of loans under the MPAN DIP Financing are used to complete the construction of certain healthcare facilities (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the MPAN DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the MPAN Debtors' prepetition senior secured credit facility, and the remaining 25% of such excess net cash proceeds to be retained by the MPAN Debtors as additional working capital. The MPAN DIP Lenders have agreed to forego net cash proceeds (other than proceeds from the sale of the APS Division) pending confirmation of the Joint Plan. Mariner Post-Acute Network, Inc. has the right to make optional prepayments in increments of $1.0 million, and to reduce the commitment under the MPAN DIP Credit Agreement in increments of $5.0 million.

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

         The MPAN DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MPAN Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in MPAN Debtors being unable to obtain further advances under the MPAN DIP Financing and possibly the exercise of remedies by the MPAN DIP Lenders, either of which events could materially impair the ability of the MPAN Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the MPAN Debtors to use cash collateral to fund operations. At December 31, 2001, no revolving loans were outstanding under the MPAN DIP Financing and approximately $5.5 million of letters of credit issued under the MPAN DIP Credit Agreement were outstanding. Mariner Post-Acute Network, Inc. was not in compliance with the EBITDA covenant contained in the MPAN DIP Credit Agreement at September 30, 2001. Mariner Post-Acute Network, Inc.'s failure to comply with this EBITDA covenant was principally the result of a charge taken in connection with the Global Settlement with CMS. The MPAN Debtors obtained a waiver of this covenant violation from the MPAN DIP Lenders.

         The outstanding principal of the MPAN DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the MPAN Debtors, Chase and the requisite MPAN DIP Lenders amended the MPAN DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the MPAN DIP Financing from January 19, 2001 to August 31, 2001. Effective as of January 19, 2001, the MPAN Debtors exercised its right under the MPAN DIP Credit Agreement to reduce the $100.0 million MPAN DIP Financing commitment to $50.0 million. The scheduled termination date of the MPAN DIP Credit Agreement was subsequently extended to December 31, 2001 by amendment to the MPAN DIP Credit Agreement dated as of June 26, 2001, and approved by the Bankruptcy Court on August 7, 2001. The scheduled termination date of the MPAN DIP Credit Agreement was again subsequently extended to April 1, 2002 by amendment to the MPAN DIP Credit Agreement dated as of November 16, 2001, and approved by the Bankruptcy Court on December 5, 2001. The MPAN Debtors have requested, and anticipate receiving, a further two month extension of the scheduled termination date (i.e., an extension to May 31, 2002) from the MPAN DIP Lenders.

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

         The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MHG Debtors, as well as certain financial covenants. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the MHG Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the MHG Debtors to successfully reorganize in chapter 11 and to operate as a going concern. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the MHG Debtors to use cash collateral to fund operations. At December 31, 2001, no revolving loans were outstanding under the Mariner Health DIP Credit Agreement and approximately $7.9 million of letters of credit issued in respect to the Replacement MHG Surety LOC were outstanding under the Mariner Health DIP Credit Agreement.

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

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Financing from January 19, 2001 to July 19, 2001 (which has subsequently been extended by amendment dated as of July 19, 2001, to December 31, 2001, and again extended by amendment dated November 15, 2001 to April 1, 2002), and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, extended the deadline for filing a plan of reorganization to February 20, 2001, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Financing in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of a $7.9 million letter of credit to facilitate implementation of a replacement surety bond program by Mariner Health, which was issued in July 2001. Because the Replacement MHG Surety LOC expires well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment required such letter of credit to be 105% cash collateralized. The MHG Debtors have requested, and anticipate receiving, a further two month extension of the scheduled termination date (i.e., an extension to May 31, 2002) from the Mariner Health DIP Lenders.

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

    Omega Settlement.

         As of the Petition Date, Professional Health Care Management, Inc., a Michigan corporation ("PHCMI"), 13 of its subsidiaries (the "PHCMI Subsidiaries"), Living Centers-PHCM, Inc., a North Carolina corporation ("LC-PHCM", and together with PHCMI and the PHCMI Subsidiaries, the "PHCMI Debtors"), and all MPAN Debtors, were indebted to Omega Healthcare Investors, Inc. ("Omega"), in connection with a 1992 loan in the original principal amount of $58.8 million (the "Original Omega Loan"). The Original Omega Loan was guaranteed by the PHCMI Subsidiaries and LC-PHCM (the "Omega Guaranties"). GranCare was also obligated under a "keepwell agreement" relating to PHCMI. The Original Omega Loan and the Omega Guaranties were secured by first mortgages on 13 skilled nursing facilities operated by the PHCMI Debtors in Michigan, and three more operated by PHCMI in North Carolina (collectively, the "Omega Facilities").

         Omega, Mariner Post-Acute Network, Inc., GranCare, and the PHCMI Debtors have implemented a consensual restructuring and settlement of the disputes relating to the Original Omega Loan. As the first step of this restructuring, effective February 1, 2001, with the approval of Omega and the Bankruptcy Court, PHCMI sold the four worst performing facilities within the Omega portfolio (the "Ciena Facilities") to an affiliate of Ciena Healthcare Management, Inc., in exchange for, among other things, a $9 million purchase money note, secured by first mortgages on the Ciena Facilities (the "Ciena Purchase Money Loan"). PHCMI contemporaneously assigned an undivided 50% interest in the Ciena Purchase Money Loan to Omega in return for a $4.5 million credit against the obligations of the PHCMI Debtors in connection with the Original Omega Loan. The immediate effect of this transition was to eliminate four facilities that generated substantial negative cash flow from the PHCMI Debtors' portfolio as well as to reduce the indebtedness to Omega.

         As the second step of the Omega restructuring, Omega, Mariner Post-Acute Network, Inc., GranCare, and the PHCMI Debtors entered into a settlement agreement dated as of August 1, 2001, pursuant to which, among other things, (a) PHCMI agreed to transfer its residual 50% interest in the Ciena Purchase Money Loan to Omega in exchange for approximately $3.5 million, plus 50% of the principal payments received under the Ciena Purchase Money Loan in excess of $8 million and interest payments received under the Ciena Purchase Money Loan in excess of $960,000 annually; (b) the parties agreed to amend and restate the Original Omega Loan to reflect an outstanding principal indebtedness of approximately $59.7 million, to reduce the interest rate substantially, extend its maturity, and enable the PHCMI Debtors to defer the payment of certain past-due interest (the "Modified Omega Loan"); (c) Mariner Post-Acute Network, Inc. agreed to manage, or cause one of its wholly-owned Debtor Affiliates (currently GranCare of Michigan, Inc.) to manage, the remaining 12 Omega Facilities (the "PHCMI Management Agreement"); and (d) GranCare was released from its "keepwell" relating to PHCMI. The transactions described in this paragraph (including, but not limited to the PHCMI Management Agreement) were approved by order of the Bankruptcy Court entered on or about August 22, 2001, and were closed effective September 1, 2001. To facilitate the restructuring of the obligations of the PHCMI Debtors to Omega, the MPAN DIP Lenders and the lenders under Mariner Post-Acute Network, Inc.'s senior credit facility released any liens on the stock of the PHCMI Debtors and their assets.

         The PHCMI Management Agreement expires by its terms on August 31, 2005, subject to two successive extension options unilaterally exercisable by the manager, the first being a three-year extension term, and the second being a two-year extension term. As compensation for its management services the manager receives a monthly management fee equal to 5% of gross revenues, plus an annual incentive management fee equal to 75% of free cash flow from the remaining Omega Facilities ("Omega Incentive Management Fee"). The remaining 25% of free cash flow is payable annually to Omega as an amendment fee.

         The PHCMI Debtors did not guarantee or pledge their assets in connection with Mariner Post-Acute Network, Inc.'s senior credit facility, nor will they guarantee or pledge their assets to secure any exit financing contemplated by the Joint Plan. The Modified Omega Loan constitutes non-recourse indebtedness as to the MPAN Debtors since neither Mariner Post-Acute Network, Inc., GranCare, nor any other MPAN Debtor has guaranteed the Modified Omega Loan or pledged assets to secure the Modified Omega Loan, other than the pledge of PHCMI's issued and outstanding capital stock by GranCare. The Omega Loan Documents restrict the extent to which the PHCMI Debtors can incur other indebtedness, including intercompany indebtedness from PHCMI's shareholders.

         In light of the non-recourse nature of the Modified Omega Loan beyond the PHCMI Debtors and the stock of PHCMI that was pledged to Omega, management of Mariner Post-Acute Network, Inc., in consultation with representatives of the agent for the Mariner Post-Acute Network, Inc.'s senior credit facility (participants in which would own the vast majority of the equity of Reorganized MPAN if the Joint Plan is confirmed and consummated), concluded that it would be appropriate to structure an option to sell a 51% interest in the PHCMI Debtors. To that end, GranCare, as the sole shareholder of PHCMI, entered into a Share Purchase Agreement dated as of September 1, 2001 (the "SPA") with PHCMI and an unaffiliated investor, Nexion Health BKC, Inc. ("Nexion"). Pursuant to the SPA, GranCare received an option to sell Nexion 51% of the issued and outstanding capital stock of PHCMI and attendant control rights (the "PHCMI Majority Equity Sale"), for a sale price of $300,000. Upon or prior to the exercise of such option, the stock of MPAN Debtor LC-PHCM (the owner of the three Omega Facilities located in North Carolina) may first be transferred to PHCMI, so that all 12 Omega Facilities will be owned by PHCMI or its subsidiaries.

         Upon exercise of its option under the SPA and the consummation of the PHCMI Majority Equity Sale, the PHCMI Management Agreement will be modified in certain respects, including, among other things, to reduce the annual Omega Incentive Management Fee payable to the manager from 75% of the free cash flow of the Omega Facilities to 70%. This fee is in addition to the manager's monthly 5% management fee. The annual amendment fee to Omega equal to 25% of the Omega Facilities' free cash flow would continue.

         Furthermore, upon exercise of such option, a shareholder's agreement will become operative between GranCare and Nexion (the "PHCMI Shareholder's Agreement"). The board of directors of PHCMI will be controlled by Nexion, which will have the right to appoint a majority of that board. The business and affairs of PHCMI will be controlled by the board of directors through majority vote. The Mariner Post-Acute Network, Inc. affiliated minority shareholder, however, will retain certain "protective rights" through the unanimous board of directors approval requirement for certain enumerated acts or transactions. Matters requiring unanimous PHCMI board approval include the following: (i) any act in contravention of the PHCMI Shareholder's Agreement;

(ii) any act that would make it impossible for any of the PHCMI Debtors to carry on its business; (iii) the confession of a judgment against any of the PHCMI Debtors; (iv) the merger or consolidation of PHCMI or any PHCMI subsidiary or a change in legal form of any of those entities; (v) any asset acquisition, sale, or encumbrance relating to assets having a fair value in excess of 20% of the fair value of the consolidated total assets of PHCMI and its subsidiaries; (vi) any change in the type of business conducted by the PHCMI Debtors; (vii) any optional prepayment on the Modified Omega Loan or any other indebtedness of the PHCMI Debtors other than in the ordinary course of business; (viii) any amendment of the organizational documents of the PHCMI Debtors; (ix) any incurrence of indebtedness or guaranties other than in the ordinary course of business, or modification, extension, renewal, or refinancing of indebtedness or guaranties; (x) the payment of any extraordinary distribution or dividend (i.e., a dividend paid other than to all PHCMI shareholders on a ratable basis), with the exception of the Priority Nexion Distribution (defined below); (xi) the waiver, release, or repudiation of any of the PHCMI Debtors' rights or options under the Modified Omega Loan; (xii) participation in certain transactions with Nexion's affiliates; (xiii) the repurchase of any capital stock of PHCMI or its subsidiaries except as expressly contemplated in the PHCMI Shareholder's Agreement; (xiv) the dissolution or liquidation of any of the PHCMI Debtors; and
(xv) the filing of a bankruptcy petition for any of such entities, or making a general assignment for the benefit of creditors.

         In addition to the foregoing, if a PHCMI Debtor receives a bona fide third-party offer to purchase one or more Omega Facilities, and if the sale thereof would require unanimous board consent of a PHCMI Debtor, GranCare would have a right of first refusal to purchase such Omega Facility or Omega Facilities upon the terms and conditions contained in such bona fide offer. In addition, GranCare would be granted an option (the "GranCare Majority Equity Repurchase Option") to purchase all (but not less than all) of Nexion's 51% equity stake in PHCMI on December 1, 2004, or if such option is not exercised on December 1, 2004, then on any business day after August 31, 2005. The aggregate price at which such option can be exercised is equal to the product of 51% of the average distributable cash flow of PHCMI for the three years immediately preceding the stock buy-back, multiplied by five.

         Prior to exercise of the GranCare Majority Equity Repurchase Option, Nexion is entitled to receive from PHCMI a monthly preferred distribution equal to 51% of the "return on equity" Medicaid reimbursement for the three Omega Facilities in North Carolina, subject to a $130,000 minimum annual distribution (the "Priority Nexion Distribution").

         Nexion, a subsidiary of Nexion Health, Inc. based near Baltimore, Maryland, is an independent operator of skilled nursing facilities and is wholly unrelated to Mariner Post-Acute Network, Inc. and Mariner Post-Acute Network, Inc.'s affiliates. The SPA, the PHCMI Shareholder's Agreement, the amended and restated PHCMI Management Agreement for the Omega Facilities, and all other documents relating to the PHCMI Majority Equity Sale were negotiated by Mariner Post-Acute Network, Inc. at arms length with Nexion and Omega. Omega and the Bankruptcy Court have approved the PHCMI Majority Equity Sale.

         Although the Modified Omega Loan constitutes non-recourse indebtedness as to the Company and its consolidated subsidiaries other than the PHCMI Debtors, the assets and liabilities of the PHCMI Debtors, including the Modified Omega Loan, are currently reflected on the balance sheet of the Company and its consolidated subsidiaries. MPAN structured the PCHMI Majority Equity Sale to deleverage Reorganized MPAN with the objective of removing the Modified Omega Loan together with the other assets and liabilities of the PCHMI Debtors from the balance sheet of the Company and its Consolidated Subsidiaries. There can be no assurance that the Company will be able to remove the assets and liabilities of the PCHMI Debtors from its balance sheet if the PHCMI Majority Equity Sale is consummated. In light of recent events management has been advised that the requirements necessary to achieve off-balance sheet accounting treatment are currently being reevaluated. Even if the PHCMI Majority Equity Sale is consummated and off balance sheet accounting treatment is available, the Company would be required to reflect on its balance sheet its residual 49% share of the net assets and/or net liabilities of the PHCMI Debtors, including any indebtedness, pursuant to the equity method of accounting. The option under the SPA to trigger the PHCMI Majority Interest Sale presently expires on the Effective Date.

    Healthcare Regulatory Matters.

         The Balanced Budget Act contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, through the end of 2001 and 2002, respectively. Approximately 50% of the savings are to be achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on the Company. Since the passage of the Balanced Budget Act, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for SNFs under the Medicare PPS. However, increases in Medicare reimbursement provided for under the BBRA will terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services (currently scheduled to be implemented October 2002) and the increases provided for under BIPA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with these occurrences will have a material adverse effect on the Company. The Company preliminarily estimates that these occurrences will result in a loss of revenue of approximately $72.0 million in fiscal year 2003. While the Company is hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted. See "Business-Regulation" for a detailed explanation of the effects of governmental regulatory action on the Company's liquidity and results of operations.

    Other Factors Affecting Liquidity and Capital Resources.

         In addition to outstanding principal and accrued interest payments on its long-term indebtedness which generally are suspended as the consequence of the Chapter 11 Filings, the Company has significant rent obligations relating to its leased facilities. Without giving any effect to any potential restructuring of current rent obligations, the Company's total rent obligations were approximately $12.1 million for the three month transition period ended December 31, 2001, $62.8 million for fiscal year 2001, and are estimated to be $35.7 million for the year ended December 31, 2002. The Company has rejected 47 leases of office multiple-use space no longer required by their existing operations or formerly used in discontinued or divested business lines.

         The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $6.2 million for the three month transition period ended December 31, 2001, $31.9 million for the fiscal year ended September 30, 2001, and are estimated to be $30.0 million for the year ended December 31, 2002. Capital expenditures in the three month transition period ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000 were financed through internally generated funds.

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

         The Mariner Health DIP Credit Agreement limits the ability of the MHG Debtors from engaging in affiliate transactions and making restricted payments, specifically including payments to the MPAN Debtors. However, the Mariner Health DIP Credit Agreement permits, among other things, weekly overhead payments to Mariner Post-Acute Network, Inc. (see "-Mariner Health Debtor-in-Possession Financing" above), the purchase of pharmaceutical goods and services from certain MPAN Debtors, the allocation to, and payment by, the MHG Debtors of their share of certain taxes, insurance obligations and employee benefit obligations paid for and administered on a consolidated basis by the Company, and certain ordinary course transactions which are on terms no less favorable to the subject MHG Debtors than the terms obtainable from a non-affiliate, and for which the approval of the requisite Mariner Health DIP Lenders and the Bankruptcy Court have been obtained. Except as provided above, the MPAN Debtors and the MHG Debtors are prohibited from commingling funds and paying the obligations of the other.

         At March 15, 2002, the MPAN Debtors had, in the aggregate, approximately $165.2 million in their corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Final MPAN Cash Collateral Orders and the Final MPAN DIP Order. The aggregate amount in the MPAN Debtors' corporate concentration account at December 31, 2001 and September 30, 2001 was approximately $144.4 million and $141.9 million, respectively. At March 15, 2002, Mariner Health had, in the aggregate, approximately $9.9 million in its corporate concentration bank accounts that was available to be used for ongoing operations, subject to the terms and restrictions of the Mariner Health Cash Collateral Orders and the Final Mariner Health DIP Order. The aggregate amount in Mariner Health's corporate concentration account at December 31, 2001 and September 30, 2001 was approximately $11.0 million and $6.9 million, respectively. In the event that the Joint Plan is confirmed, all of the MHG Debtors' and MPAN Debtors' cash would be distributed to (or reserved for distribution to) holders of claims, less $25.0 million that would be retained for general working capital purposes. Moreover, as discussed above, the Debtors filed a motion to make an $85.0 million adequate protection payment to the MPAN Senior Credit Facility Claim Holders and the MHG Senior Credit Facility Claim Holders, which was approved by the Bankruptcy Court at a hearing on February 27, 2002 and paid on March 1, 2002.

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

         While management believes that the amounts available to the MPAN Debtors from the MPAN DIP Financing and cash collateral will be sufficient to fund the operations of the MPAN Debtors until such time as a plan of reorganization is confirmed, there can be no assurances in this regard; a default under the MPAN DIP Credit Agreement may impair the ability of the MPAN Debtors to use cash collateral to fund operations. The Company was in violation of the EBITDA Covenant contained in the Company DIP Credit Agreement and obtained a waiver of such violation from the Company's DIP Lenders. See "-Debtor-in-Possession Financing for the Company").

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

         The Joint Plan currently contemplates that upon confirmation the Company will retain $25.0 million in cash and will need to obtain a revolver of $50.0 million to $100.0 million to further meet its working capital needs. While management believes that these amount will be sufficient to fund its working capital needs and fund its debt obligations as contemplated in the exit financing provisions of the Joint Plan, there can be no assurance that the Company will have sufficient liquidity to meet its operational needs. The ability of the Company to fund such requirements will depend on, among other things, the ability of the Company to obtain the exit financing contemplated in the Joint Plan on commercially reasonable terms, on future economic conditions and on financial, business, and other factors, many of which are beyond the control of the Company. For additional information concerning the capital structure of Reorganized MPAN and the exit financing, please review the Joint Plan filed as an exhibit to this Transition Report on Form 10-K.

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

         The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

(i) There can be no assurance that the amounts available to the Company through the DIP Financings or the exit financing will be sufficient to fund the operations of the Company until the Joint Plan or another plan of reorganization is confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 Cases.

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

(x) The Company derives a substantial portion of its revenue from Medicaid and Medicare. These programs are highly regulated and subject to frequent and substantial changes. There can be no assurance that statutory or regulatory changes will not impose substantially higher costs of providing care and administering facilities and reduce reimbursement below a level sufficient to cover costs. In particular, if the increases in Medicare and Medicaid reimbursement provided for under the BBRA and BIPA sunset in October 2002 (see "Regulation" portion of Item I above) as scheduled, there could be a material adverse effect on the Company's revenue and financial condition.

(xi) The Company also derives a substantial portion of its revenue from private third-party payors, such as commercial insurance companies and health maintenance organizations. These private payors have undertaken cost-containment measures designed to limit payments to healthcare providers. There can be no assurance that payments under private third-party payor programs will be sufficient to cover the costs allocable to patients eligible for reimbursement. The Company cannot predict whether or what cost-containment measures will be adopted in the future or, if adopted and implemented, what effect, if any, such proposals might have on the operations and financial condition of the Company.

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

(b) The Company's senior management may be required to expend a substantial amount of time and effort in connection with solicitation of approval of the Joint Plan, and in otherwise administering issues involved in the Chapter 11 Cases, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth information concerning the executive management and directors of the Company, including each person's name, age as of December 31, 2001 and principal occupation or employment during the past five years.

             NAME                   AGE                 POSITION
             ----                   ---                 --------
C. Christian Winkle............      38      President, Chief Executive Officer and Director
Susan Thomas Whittle...........      54      Executive Vice President, General Counsel and Secretary
Boyd P. Gentry.................      43      Senior Vice President and Treasurer
John J. Notermann..............      38      Senior Vice President, Corporate Development
David F. Polakoff, M.D. .......      47      Senior Vice President, Medical Affairs and Chief Medical Officer
Gene E. Burleson...............      60      Chairman of the Board and Director
Joel S. Kanter.................      45      Director
William G. Petty, Jr. .........      56      Director

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

         William G. Petty, Jr. has served as a director of the Company since November 4, 1997. Mr. Petty served as a director of GranCare from July 1995 by virtue of GranCare's merger with Evergreen Healthcare, Inc., a publicly held long-term care provider ("Evergreen"). Mr. Petty served as Chairman of the Board of Directors, President and Chief Executive Officer of Evergreen from June 1993 to July 1995 and served as President and Chief Executive Officer of Evergreen Healthcare Ltd., L.P., an affiliate of Evergreen, from 1988 to 1992. Since July 1996, Mr. Petty has been a Managing Director of Beecken, Petty & Company. Beecken Petty & Company is the general partner of Healthcare Equity Partners, LP, a venture capital partnership. Mr. Petty also served as Chairman of the Board, Chief Executive Officer and President of National Heritage, Inc. from October 1992 to June 1993 and as the Chief Executive Officer of Alterra from 1993 until February 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the federal securities laws, the Company's directors and executive officers, and any persons holding more than 10% of the common stock outstanding, are required to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission, the exchange upon which the Company's securities are traded, and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during the Company's most recent fiscal year. To the Company's knowledge, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on its review of copies of the reports that have been submitted to the Company with respect to its most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain summary information concerning compensation earned by the individual serving as the Chief Executive Officer of the Company during the fiscal year ended December 31, 2001 and the four other most highly compensated executive officers of the Company serving at December 31, 2001 who earned over $100,000 in salary and bonus. See "- Employment and Severance Agreements" below for a description of the employment and severance agreements entered into with certain of the executives named below.

                                                                                                                    LONG-TERM
                                                                                                                  COMPENSATION
                                                                                                                  -------------
                                                                                  ANNUAL COMPENSATION($)           SECURITIES
                                                                               -----------------------------       UNDERLYING
                                                             FISCAL                                                OPTIONS/SAR
NAME AND PRINCIPAL POSITION                                   YEAR              SALARY              BONUS              (#)
---------------------------                               ------------         --------           ----------      -------------
C. Christian Winkle ...........................           2001-12/31(1)        $652,550           $585,000(8)           --
  President, Chief Executive ..................              2001(2)           $652,550           $780,000              --
     Officer and a Director(1) ................              2000(2)(3)        $570,962           $600,000              --
                                                             1999(2)(4)        $338,478           $150,000              --

Susan Thomas Whittle ..........................           2001-12/31(1)        $333,500           $187,500(8)           --
   Executive Vice President, ..................              2001(2)           $333,500           $250,000              --
   General Counsel and ........................              2000(2)           $328,482           $175,000              --
   Secretary ..................................              1999(2)           $290,936           $ 91,500              --

Boyd P. Gentry.................................           2001-12/31(1)        $272,077           $112,500(8)           --
   Senior Vice President and ..................              2001(2)           $262,846           $150,000              --
   Treasurer ..................................              2000(2)           $235,000           $ 85,000              --
                                                             1999(2)           $204,596           $ 79,200              --

John J. Notermann .............................           2001-12/31(1)        $235,000           $ 48,750(8)           --
   Senior Vice President- .....................              2001(2)           $235,000           $ 65,000              --
   Corporate Development ......................              2000(2)           $235,000           $125,000              --
                                                             1999(2)           $204,308           $ 75,829              --

David F. Polakoff, M.D. .......................           2001-12/31(1)        $350,000           $ 67,500(8)           --
   Senior Vice President, .....................              2001(2)           $350,000           $ 90,000              --
     Medical Affairs and ......................              2000(2)           $354,039           $ 50,000              --
     Chief Medical Officer ....................              1999(2)           $332,659                 --              --

                                                          ALL OTHER
NAME AND PRINCIPAL POSITION                              COMPENSATION
---------------------------                              ------------
C. Christian Winkle ...........................            $15,450(5)
  President, Chief Executive ..................            $12,900(5)
     Officer and a Director(1) ................            $15,453(6)
                                                                --

Susan Thomas Whittle ..........................            $10,350(7)
   Executive Vice President, ..................            $10,350(7)
   General Counsel and ........................                 --
   Secretary ..................................                 --

Boyd P. Gentry.................................            $ 8,342(7)
   Senior Vice President and ..................            $ 8,342(7)
   Treasurer ..................................                 --
                                                                --

John J. Notermann .............................            $10,945(7)
   Senior Vice President- .....................            $10,945(7)
   Corporate Development ......................            $65,402(6)
                                                                --

David F. Polakoff, M.D. .......................            $11,562(7)
   Senior Vice President, .....................            $11,562(7)
     Medical Affairs and ......................                 --
     Chief Medical Officer ....................                 --

---------------
(1) The row "2001-12/31" represents the 12-month period ended December 31, 2001. The row "2001" represents the 12-month period ended September 30, 2001. Consequently, the compensation paid during the nine-month period from January 1, 2001 to September 30 is reported in both rows.
(2) Represents fiscal years ended September 30.
(3) Effective March 21, 2000, Mr. Winkle was appointed President and Chief Executive Officer and was elected as a Director.
(4) Mr. Winkle's employment commenced January 20, 1999. Accordingly, compensation information for fiscal 1999 reflects a partial year of service.
(5) Represents automobile allowance.
(6) Represents temporary living expenses.
(7) Represents automobile allowance of $7,800 and matching contributions under the Company's 401(k) Plan.
(8) Represents prorated portion of bonus (9/12) earned during the 12-month period ended December 31, 2001.

Options Grants, Exercises and Fiscal Year End Value Tables

    No options were granted by the Company during either the three month transition period ended December 31, 2001 or the fiscal year ended September 30, 2001. The following table summarizes the value of stock options held on December 31, 2001 by the executive officers named in the Summary Compensation Table under
Item 11 above.

    Aggregate Option/SAR Exercises During Last Fiscal Year and Value of Options/SARs at Fiscal Year-End.

                        ACQUIRED                           NUMBER OF                   VALUE OF UNEXERCISED
                          ON          VALUE           SECURITIES UNDERLYING                 IN-THE-MONEY
                        EXERCISE     REALIZED        UNEXERCISED OPTIONS/SARS          OPTIONS/SARS AT FISCAL
NAME EXERCISABLE          (#)          ($)              AT FISCAL YEAR-END                 YEAR-END($)(1)
-----------------       --------     --------      -----------------------------     ---------------------------

-----------------       --------     --------     -----------      -------------     -----------   -------------
                                                  EXERCISABLE      UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                                                  -----------      -------------     -----------   -------------
Mr. Winkle ......           --           --        125,000(2)        125,000(2)            --             --
Ms. Whittle .....           --           --        118,750(3)         33,750(4)            --             --
Mr. Notermann ...           --           --         51,250(5)         31,250(6)            --             --
Dr. Polakoff ....           --           --         47,500(7)         22,500(8)            --             --
Mr. Gentry ......           --           --         68,750(9)         28,750(10)           --             --

---------------

 (1) As of December 31, 2001, the last trading day in the three month transition period ended December 31, 2001, the exercise prices of all options held by the named executive officers were above the closing price of the Common Stock on that date ($0.025).
 (2) Represents options to purchase 125,000 shares of Common Stock at the exercise price of $4.4375.
 (3) Includes options to purchase 75,000, 15,000, 3,750 and 25,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.
 (4) Includes options to purchase 5,000, 3,750 and 25,000 shares of Common Stock at exercise prices of $12.125, $2.50 and $2.1875, respectively.
 (5) Includes options to purchase 30,000, 3,750 and 17,500 shares of Common Stock at exercise prices of $9.75, $2.50 and $2.1875, respectively.
 (6) Includes options to purchase 10,000, 3,750 and 17,500 shares of Common Stock at exercise prices of $9.75, $2.50 and $2.1875, respectively.
 (7) Includes options to purchase 37,500 and 10,000 shares of Common Stock at exercise prices of $12.125 and $2.1875, respectively.
 (8) Includes options to purchase 12,500 and 10,000 shares of Common Stock at exercise prices of $12.125 and $2.1875, respectively.
 (9) Includes options to purchase 30,000, 15,000, 3,750 and 20,000 shares of Common Stock at exercise prices of $16.35, $12.125, $2.50 and $2.1875, respectively.
(10) Includes option to purchase 5,000, 3,750 and 20,000 shares of Common Stock at exercise prices of $12.125, $2.50 and $2.1875, respectively.

Employment and Severance Agreements

         Effective July 7, 2000, the Company gained Bankruptcy Court approval of its Severance Plan for Employees (the "Severance Plan"), which was essentially a continuation of the Company's severance plan that was in effect prior to the Bankruptcy Proceedings. The Severance Plan provides severance benefits for those employees who are terminated from employment due to a job elimination or a reduction in force. In the event an employee, other than an employee who has a salary grade of 8 or higher (an "Executive Employee"), becomes entitled to severance benefits, the employee shall receive salary continuation benefits equal to the greater of: (i) four weeks of salary; or (ii) one week of salary for each year of service, plus two weeks for each $10,000 increment of the employee's annual base salary in excess of $40,000 per year (not to exceed 26 weeks of salary continuation). An Executive Employee who is entitled to salary continuation benefits shall receive benefits based upon the Executive Employee's salary grade. Salary grades 16, 13-15, 9-12, and 8 shall receive 24, 18, 12 and 6 months of salary continuation benefits, respectively. In addition, the Severance Plan provides that the Chief Executive Officer may, in his discretion, designate certain employees to receive additional salary continuation benefits for up to 52 weeks. Also, the Chief Executive Officer may designate certain employees that are requested to stay with the Company after being notified of a job elimination to receive lump sum payments equal to 5% of the employee's annual base salary for each month the employee remains with the Company in addition to their base salary. In the event of certain changes in the business, the Chief Executive Officer may limit the class of employees eligible to receive such benefits. The employee is obligated under the Severance Plan to seek other employment. Salary continuation benefits are reduced by the amount of compensation paid to the employee for such other employment. In consideration for receiving salary continuation benefits, the employee must release the Company from any claims the employee may have against the Company.

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

         Boyd P. Gentry, John J. Notermann, David Polakoff, M.D. The employment agreements of Messrs. Gentry, Notermann and Polakoff are identical to Ms. Whittle's, except that Messrs. Gentry, Notermann, and Polakoff entered into their employment agreements on October 1, 1999, August 10, 1998, and July 31, 1998, respectively.

Compensation of Outside Directors

         Upon their election to the Board of Directors, non-employee directors receive options to purchase 15,000 shares of common stock. In addition, on the date of each subsequent annual meeting of stockholders, directors who were not initially elected to the Board of Directors during the previous six months, receive options to purchase an additional 6,000 shares of common stock. As a result of the Company's bankruptcy, the annual option grants described in the previous sentence were not made during the twelve month period ended December 31, 2001. The exercise price of the options is equal to the fair market value of the common stock on the date of grant and the options vest in 25% annual increments beginning on the first anniversary of the date of grant.

         In addition to the option grants described above, each non-employee director receives an annual retainer of $25,000. Committee chairmen receive an additional $5,000 per calendar year. Non-employee directors also receive $1,500 per Board meeting attended, $1,000 per committee meeting attended and $500 for each telephonic meeting in which they participate, payable quarterly.

         In addition to his compensation as Chairman of the Board of Directors, Mr. Burleson chairs the Company's Restructuring Committee which meets on a weekly basis. Mr. Burleson received an additional $1,000 per meeting attended during fiscal 2001.

Compensation Committee Interlocks and Insider Participation

         For the Company's three month transition period ended December 31, 2001 and fiscal year ended September 30, 2001, the Compensation Committee was composed of Messrs. Kanter, Burleson and Petty. None of such directors had any "interlock" relationship to report during such periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 15, 2002, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-4 adopted under the Securities Exchange Act of 1934) by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the Company's current Chief Executive Officer and the executive officers named in the Summary Compensation Table under Item 11 above; and (iv) all current directors and current and former executive officers of the Company as a group.

                                                                                 NUMBER OF        PERCENTAGE
BENEFICIAL OWNER                                                               SHARES OWNED         OWNED
----------------                                                               ------------       ----------
Credit Suisse First Boston
  11 Madison Avenue, New York, New York 10010-3629 .....................       16,364,771            22.2%
C. Christian Winkle ...................................................           187,500(1)           *
Susan Thomas Whittle ..................................................           121,225(2)           *
John J. Notermann .....................................................            53,125(3)           *
David F. Polakoff, M.D ................................................            52,500(4)           *
Boyd P. Gentry ........................................................            70,625(5)           *
Gene E. Burleson ......................................................           655,933(6)           *
Joel S. Kanter ........................................................           222,947(7)           *
William G. Petty, Jr ..................................................           494,967(8)           *
All current directors and executive officers as a group (8 persons) ...         1,858,822(9)         2.5%

---------------
 * Represents less than one percent of the outstanding shares of Common Stock at February 15, 2002.

(1) Represents options to purchase shares of Common Stock, exercisable within 60 days of the date hereof.
(2) Includes exercisable options to purchase 120,625 shares of Common Stock, exercisable within 60 days of the date hereof, as well as 600 shares held in an estate over which Ms. Whittle has beneficial ownership and as to which Ms. Whittle has sole voting power and sole dispositive power.
(3) Includes options to purchase 53,125 shares of Common Stock, exercisable within 60 days of the date hereof.
(4) Includes options to purchaser 47,500 shares of Common Stock, exercisable within 60 days of the date hereof.
(5) Represents options to purchase 70,625 shares of Common Stock, exercisable within 60 days of the date hereof.
(6) Includes options to purchase 237,504 shares of Common Stock, exercisable within 60 days of the date hereof.
(7) Includes 95,000 shares owned of record by the Kanter Family Foundation; 3 shares owned of record by Walnut Capital Corporation, over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 80,000 shares owned of record by Windy City, Inc., over which Mr. Kanter has sole voting power and sole dispositive power and as to which Mr. Kanter disclaims beneficial ownership; 1,000 shares owned in Mr. Kanter's spouse's individual retirement account. Also includes options to purchase 46,944 shares of Common Stock, exercisable within 60 days of the date hereof .
(8) Includes 288,942 shares owned of record by a trust of which Mr. Petty is a beneficiary over which Mr. Petty has sole voting power and sole dispositive power, 102,960 shares owned by his spouse and options to purchase 103,065 shares of Common Stock, exercisable within 60 days of the date hereof.
(9) Includes options to purchase 866,888 shares of Common Stock exercisable within 60 days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1.       Financial Statements

    The following reports and financial statements are filed herewith on the pages indicated:

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Auditors.............................................................................  F-2

Consolidated Balance Sheets as of December 31, 2001 and September 30, 2001 and 2000........................  F-3

Consolidated Statements of Operations for the three months ended December 31, 2001 and years ended September 30, 2001, 2000 and 1999........................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended December 31, 2001 and years ended September 30, 2001, 2000 and 1999........................................................  F-5

Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and years ended September 30, 2001 and 2000..............................................................  F-6

Notes to Consolidated Financial Statements.................................................................  F-7

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

         3.       Exhibits

    EXHIBITS
   ---------

         2.1      Second Amended Joint Plan of Reorganization for Mariner
                  Post-Acute Network, Inc., Mariner Health Group, Inc. and Their
                  Respective Debtor Affiliates dated February 1, 2002.

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

        *3.3 Resolution amending the Third Amended and Restated Bylaws of the Registrant, adopted December 13, 2001 (filed as Exhibit
                  3.3 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

        *4.1      Form of Common Stock Certificate of the Registrant (filed as
                  Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        *4.2 Registration Rights Agreement dated as of July 13, 1998 by and among the Registrant, Rembert T. Cribb and Michael E.
                  Fitzgerald (filed as Exhibit 4.5 to the Registrant's Annual
                  Report on Form 10 - K for the fiscal year ended September 30,
                  1998, and incorporated herein by reference).


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

         *10.4 First Amendment of the Amended and Restated Option Agreement, dated as of April 2, 1999, among Mariner Health Care of
                  Nashville, Inc., as successor to Convalescent Services, Inc.
                  ("CSI"), Mariner Health Group, Inc., and the Lessors (filed as
                  Exhibit 10.4 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

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

         *10.27   Settlement Agreement Re: Pharmacy Supply Contracts, dated
                  October 9, 2001, by and between Registrant and its affiliates and NeighborCare Pharmacy Services (filed as Exhibit 10.27 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.28   Form of Pharmacy Dispensing Services Agreement between
                  Registrant's affiliates and NeighborCare's affiliates (filed as Exhibit 10.28 to the Registrant's Annual Report of Form
                  10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.29 Form of Consultant Pharmacy Agreement between Registrant's affiliates and NeighborCare's affiliates (filed as Exhibit
                  10.29 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.30   Form of Service Agreement between Registrant's affiliates and
                  NeighborCare's affiliates (filed as Exhibit 10.30 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.31   Settlement Agreement Re NHP Lease Portfolio, dated June 27,
                  2001, by and among Registrant and its affiliates and Nationwide Health Properties, Inc. ("NHP") and its affiliates, including as exhibits Operations Transfer Agreement, Revised and Restated Master Addendum to Leases (filed as Exhibit 10.31 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.32 Guaranty of Leases, dated June 27, 2001 by Registrant in favor of NHP (filed as Exhibit 10.32 to the Registrant's Annual
                  Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.33 Asset Purchase Agreement, dated December 31, 2000, by and among Midtown Real Estate Company, LLC, as buyer, Professional
                  Health Care Management, Inc. ("PHCM") as seller and Frenchtown
                  Nursing Home, Inc., Madonna Nursing Center, Inc., Middlebelt
                  Nursing Home, Inc. and St. Anthony Nursing Home, Inc. (each a subsidiary of PHCM) (filed as Exhibit 10.5 to the Registrant's
                  Quarterly Report for the period ended December 31, 2000, and incorporated herein by reference).

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

         *10.35   Order under 11 U.S.C. ss.ss. 105, 363, 364, 365, and 1146(c)
                  and Fed. R. Bankr. P. 6004, 6906 and 9019: (i) authorizing the sale to an affiliate of Ciena Healthcare Management, Inc. of four facilities and related personal property free and clear of all claims, liens, encumbrances and interests; (ii) approving a related ancillary restructuring agreement with Omega, the mortgage of the subject property; (iii) determining that such sale is exempt from any stamp, transfer, recording, or similar tax; (iv) authorizing the rejection of certain executory contracts; and (v) granting related relief (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001 and incorporated herein by reference).

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

         *10.37   Order Under 11 U.S.C.ss.ss.105, 363, 365 and 1146(c) and Fed.
                  R. Bankr. P. 6004, 6006 and 9019: (i) Approving Settlement
                  Agreement With Senior Housing Properties Trust And Certain
                  Related Entities; (ii) Authorizing The Sale Of Rights And
                  Interests In And To Certain Leased Facilities And Personal
                  Property To Senior Housing Properties Trust Free And Clear Of
                  All Liens, Claims, Encumbrances, And Interests; (iii)
                  Determining That Such Sale Is Exempt From Any Stamp, Transfer,
                  Recording, Or Similar Tax; (iv) Authorizing The Assumption Of
                  Certain Leasehold Interests; and (v) Granting Related Relief
                  Including, A Prohibition Against Recourse (filed as Exhibit
                  10.1 to the Registrant's Form 10-Q for the quarter ended June
                  30, 2000 and incorporated herein by reference).

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

         *10.75   Eighth Amendment, dated January 19, 2001, to Debtor-In-
                  Possession Credit Agreement, dated as of January 20, 2000
                  (filed as Exhibit 10.3 to Registrant's Quarterly Report on
                  Form 10-Q for the period ended December 31, 2001, and incorporated herein by reference).

         *10.76   Ninth Amendment, dated February 20, 2001, to Debtor-In-
                  Possession Credit Agreement, dated as of January 20, 2000
                  (filed as Exhibit 10.1 to Registrant's Quarterly Report on
                  Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference).

         *10.77   Tenth Amendment, dated March 20, 2001, to Debtor-In-Possession
                  Credit Agreement, dated as of January 20, 2000 (filed as
                  Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference).

         *10.78   Eleventh Amendment, dated April 20, 2001, to Debtor-In-
                  Possession Credit Agreement, dated as of January 20, 2000
                  (filed as Exhibit 10.3 to Registrant's Quarterly Report on
                  Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference).

         *10.79   Twelfth Amendment, dated July 19, 2001, to Debtor-In-
                  Possession Credit Agreement, dated as of January 20, 2000
                  (filed as Exhibit 10.1 to Registrant's Quarterly Report on
                  Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference).

         *10.80   Thirteenth Amendment, dated November 15, 2001, to Debtor-In-
                  Possession Credit Agreement dated as of January 20, 2000
                  (filed as Exhibit 10.80 to the Registrant's Annual Report of
                  Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

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

         *10.84 Fifth Amendment, dated November 16, 2001, to Revolving Credit and Guaranty Agreement dated as of January 18, 2000 (filed as
                  Exhibit 10.84 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

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

         *10.91 Asset Purchase Agreement, dated as of December 5, 2001, by and among Registrant and its affiliates, Omnicare, Inc. and APS
                  Acquisition LLC (filed as Exhibit 10.91 to the Registrant's
                  Annual Report of Form 10-K for the fiscal year ended September
                  30, 2001, and incorporated herein by reference).

         *10.92   Form of Pharmacy Dispensing Services Agreement by and between
                  American Pharmaceutical Services, Inc. and certain of
                  Registrant's subsidiaries with amendments (filed as Exhibit
                  10.92 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.93   Form of Consultant Pharmacist Agreement by and between
                  American Pharmaceutical Services, Inc. and certain of
                  Registrant's subsidiaries (filed as Exhibit 10.93 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.94   Form of Respiratory Therapy Equipment Agreement by and between
                  American Pharmaceutical Services, Inc. and certain of
                  Registrant's subsidiaries (filed as Exhibit 10.94 to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.95 Cheetah Master Lease Agreement, dated January 25, 2001, between Studer/Morton Companies, Inc. and Living Centers of
                  Texas, Inc. (filed as Exhibit 10.95 to the Registrant's Annual
                  Report of Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         *10.96   Form of Amendment of Lease Agreement By and Between
                  Studer/Morton Companies, Inc., and Living Centers of Texas,
                  Inc., dated January 25, 2001 for each of five facilities
                  (filed as Exhibit 10.96 to the Registrant's Annual Report of
                  Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

         21       Subsidiaries of Mariner Post-Acute Network, Inc.

         23       Consent of Ernst & Young LLP.

---------------
    *   Incorporated by reference as indicated.

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


                                        MARINER POST-ACUTE NETWORK, INC.
                                        (Registrant)



                                        By: /s/ Susan Thomas Whittle
                                            ------------------------------------
                                            Susan Thomas Whittle
                                            Executive Vice President,
                                            General Counsel and Secretary

Date: March 20, 2002

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

                SIGNATURE                                    TITLE                                  DATE
                ---------                                    -----                                  ----



/s/ C. Christian Winkle                      President, Chief Executive Officer and              March 20, 2002
---------------------------------------      Director (Principal Executive Officer)
C. Christian Winkle



/s/ William C. Straub                        Senior Vice President, Controller and               March 20, 2002
---------------------------------------      Chief Accounting Officer (Principal
William C. Straub                            Financial and Accounting Officer)




/s/ Gene E. Burleson                         Chairman of the Board and Director                  March 20, 2002
---------------------------------------
Gene E. Burleson



/s/ Joel S. Kanter                           Director                                            March 20, 2002
---------------------------------------
Joel S. Kanter



/s/ William G. Petty, Jr.                    Director                                            March 20, 2002
---------------------------------------
William G. Petty, Jr.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................      F-2

Consolidated Balance Sheets as of December 31, 2001 and September 30, 2001 and 2000........................      F-3

Consolidated Statements of Operations for the three months ended December 31, 2001
  and years ended September 30, 2001, 2000 and 1999........................................................      F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended December 31, 2001
  and years ended September 30, 2001, 2000 and 1999........................................................      F-5

Consolidated Statements of Cash Flows for the three months ended December 31, 2001
  and years ended September 30, 2001 and 2000..............................................................      F-6

Notes to Consolidated Financial Statements.................................................................      F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Mariner Post-Acute Network, Inc.

         We have audited the accompanying consolidated balance sheets of Mariner Post-Acute Network, Inc. and subsidiaries as of December 31, 2001 and September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from October 1, 2001 through December 31, 2001 and each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Post-Acute Network, Inc. and subsidiaries at December 31, 2001 and September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the period from October 1, 2001 through December 31, 2001 and each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 of the accompanying consolidated financial statements, the Company has incurred net losses, has a capital deficit of approximately $1.5 billion at December 31, 2001 and has not been in compliance with certain covenants of various loan agreements. In addition, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code and continue to operate as a debtor-in-possession under the protection of chapter 11. These matters raise substantial doubt about the Company's ability to continue as a going concern. On November 30, 2001, the Company filed a plan of reorganization with the U.S. Bankruptcy Court, which was amended on December 14, 2001 and again on February 1, 2002. In the event the plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.


                                       ERNST & YOUNG LLP


Atlanta, Georgia
March 8, 2002

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                           SEPTEMBER 30,
                                                                          DECEMBER 31,         ---------------------------------
                                                                              2001                 2001                  2000
                                                                          ------------         ------------         ------------
                             ASSETS

Current assets:
   Cash and cash equivalents ....................................         $    213,740         $    209,050         $    170,468
   Receivables, net of allowance for doubtful accounts of
     $61,049, $53,286, and $44,624 ..............................              238,736              241,860              246,695
   Inventories ..................................................                6,720                6,769                8,032
   Net assets of discontinued operations ........................               59,053               60,360               70,979
   Prepaid expenses and other current assets ....................               34,628               42,164               52,032
                                                                          ------------         ------------         ------------
     Total current assets .......................................              552,877              560,203              548,206

Property and equipment, net .....................................              412,965              416,026              439,044
Goodwill, net ...................................................              193,651              196,223              207,652
Restricted investments ..........................................               37,767               32,831               35,671
Other assets ....................................................               25,095               25,695               17,062
                                                                          ------------         ------------         ------------
                                                                          $  1,222,355         $  1,230,978         $  1,247,635
                                                                          ============         ============         ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt .........................         $         --         $         --         $         --
   Accounts payable .............................................               66,217               72,608               67,810
   Accrued compensation and benefits ............................               91,368              100,488               91,629
   Accrued insurance obligations ................................               24,725               24,764                9,616
   Other current liabilities ....................................               22,926               27,899               47,440
                                                                          ------------         ------------         ------------
     Total current liabilities ..................................              205,236              225,759              216,495

Liabilities subject to compromise ...............................            2,289,600            2,293,820            2,369,549

Long-term debt, net of current maturities .......................               59,688               59,688                   --
Long-term insurance reserves ....................................              107,734               92,769               68,987
Other liabilities ...............................................               22,785               25,827               28,124
Minority interest ...............................................                4,572                4,624                4,657
                                                                          ------------         ------------         ------------
     Total liabilities ..........................................            2,689,615            2,702,487            2,687,812

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued ....................................                   --                   --                   --
   Common stock, $.01 par value; 500,000,000 shares authorized;
     73,688,379 shares issued ...................................                  737                  737                  737
   Capital surplus ..............................................              980,952              980,952              980,952
   Accumulated deficit ..........................................           (2,449,378)          (2,453,773)          (2,420,378)
   Accumulated other comprehensive gain (loss) ..................                  429                  575               (1,488)
                                                                          ------------         ------------         ------------
     Total stockholders' deficit ................................           (1,467,260)          (1,471,509)          (1,440,177)
                                                                          ------------         ------------         ------------
                                                                          $  1,222,355         $  1,230,978         $  1,247,635
                                                                          ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS
                                                             ENDED                         YEAR ENDED SEPTEMBER 30,
                                                          DECEMBER 31,       ----------------------------------------------------
                                                              2001               2001                2000                 1999
                                                          -----------        -----------          -----------          -----------
Net revenues ....................................         $   458,151        $ 1,872,135          $ 1,879,307          $ 1,990,863

Costs and expenses:
   Salaries, wages and benefits .................             281,206          1,146,048            1,165,033            1,210,447
   Nursing, dietary and other supplies ..........              28,944            120,403              127,024              128,520
   Ancillary services ...........................              25,800            112,083               89,464              219,292
   General and administrative ...................              42,721            192,956              208,226              271,786
   Insurance ....................................              31,055            118,436              104,380               94,796
   Rent .........................................              12,080             62,782               80,643               98,860
   Depreciation and amortization ................              11,046             49,399               49,235              107,506
   Provision for bad debts ......................               7,763             28,140               30,166              103,512
   Loss on settlement with government ...........                  --             33,410                   --                   --
   Impairment of long-lived assets ..............                  --                 --               19,413              875,093
   Other expenses ...............................                  --                 --                8,610               61,901
   Loss on disposal of assets ...................                  --                 --                3,673              242,735
                                                          -----------        -----------          -----------          -----------
     Total costs and expenses ...................             440,615          1,863,657            1,885,867            3,414,448
                                                          -----------        -----------          -----------          -----------
Operating income (loss) .........................              17,536              8,478               (6,560)          (1,423,585)

Other income (expenses):
   Interest expense (Contractual interest for the
     three months ended December 31, 2001 was
     $43,487 and for the fiscal year ended
     September 30, 2001 and 2000 was $201,066
     and $238,911, respectively) ................              (3,474)            (5,171)             (71,905)            (204,247)
   Interest income ..............................               2,603              6,007               11,366                9,075
   Reorganization items .........................             (13,153)           (47,721)             (10,816)                  --
   Other ........................................                 (15)              (462)               2,261                  771
                                                          -----------        -----------          -----------          -----------
Income (loss) from continuing operations before
   income taxes .................................               3,497            (38,869)             (75,654)          (1,617,986)

Benefit for income taxes ........................                  --             (4,807)             (19,374)                  --
                                                          -----------        -----------          -----------          -----------
Income (loss) from continuing operations ........               3,497            (34,062)             (56,280)          (1,617,986)

Discontinued operations:
   Income (loss) from operations of discontinued
     pharmacy operations ........................                 898                667               (2,705)            (160,296)
                                                          -----------        -----------          -----------          -----------
Net income (loss) ...............................         $     4,395        $   (33,395)         $   (58,985)         $(1,778,282)
                                                          ===========        ===========          ===========          ===========


Earnings (loss) per share--basic and diluted:
   Income (loss) from continuing operations .....         $      0.05        $     (0.46)         $     (0.76)         $    (22.03)
   Earnings (loss) from discontinued operations..                0.01               0.01                (0.04)               (2.18)
                                                          -----------        -----------          -----------          -----------
   Net income (loss) per share ..................         $      0.06        $     (0.45)         $     (0.80)         $    (24.21)
                                                          ===========        ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                 COMMON STOCK                                       COMPREHENSIVE
                                             -------------------       CAPITAL       ACCUMULATED        INCOME
                                             SHARES       AMOUNT       SURPLUS          DEFICIT          (LOSS)           TOTAL
                                             ------       ------      ---------      ------------   ---------------    ------------
BALANCE, SEPTEMBER 30, 1998 ..........       73,277       $  733      $ 980,142      $   (583,111)      $   (750)      $    397,014

Comprehensive loss:
   Net loss ..........................           --           --             --        (1,778,282)            --         (1,778,282)
   Unrealized loss on securities
     available-for-sale, net of tax...           --           --             --                --         (5,565)            (5,565)
                                                                                                                       ------------
Comprehensive loss ...................                                                                                   (1,783,847)

Issuance of common stock .............           49           --            127                --             --                127
Funding of employee benefit plans.....          369            4            683                --             --                687
                                             ------       ------      ---------      ------------       --------       ------------
BALANCE, SEPTEMBER 30, 1999 ..........       73,695          737        980,952        (2,361,393)        (6,315)        (1,386,019)

Comprehensive loss:
   Net loss ..........................           --           --             --           (58,985)            --            (58,985)
   Unrealized gain on securities
     available-for-sale, net of tax...           --           --             --                --          4,827              4,827
                                                                                                                       ------------
Comprehensive loss ...................                                                                                      (54,158)

Retirement of stock ..................           (7)          --             --                --             --                 --
                                             ------       ------      ---------      ------------       --------       ------------
BALANCE, SEPTEMBER 30, 2000 ..........       73,688          737        980,952        (2,420,378)        (1,488)        (1,440,177)

Comprehensive loss:
   Net loss ..........................           --           --             --           (33,395)            --            (33,395)
   Unrealized gain on securities
     available-for-sale, net of tax...           --           --             --                --          2,063              2,063
                                                                                                                       ------------
Comprehensive loss ...................                                                                                      (31,332)
                                             ------       ------      ---------      ------------       --------       ------------
BALANCE, SEPTEMBER 30, 2001 ..........       73,688          737        980,952        (2,453,773)           575         (1,471,509)

Comprehensive income:
   Net income ........................           --           --             --             4,395             --              4,395
   Unrealized loss on securities
     available-for-sale, net of tax...           --           --             --                --           (146)              (146)
                                                                                                                       ------------
Comprehensive income .................                                                                                        4,249
                                             ------       ------      ---------      ------------       --------       ------------
BALANCE, DECEMBER 31, 2001 ...........       73,688       $  737      $ 980,952      $ (2,449,378)      $    429       $ (1,467,260)
                                             ======       ======      =========      ============       ========       ============

   The accompanying notes are an integral part of these financial statements.

                MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                  (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS
                                                               ENDED                 YEAR ENDED SEPTEMBER 30,
                                                            DECEMBER 31,     --------------------------------------------
                                                               2001            2001            2000              1999
                                                           -------------     ---------       ---------       ------------
Cash flows from operating activities:
   Net income (loss) ..................................      $   4,395       $ (33,395)      $ (58,985)      $ (1,778,282)
   Adjustments to reconcile net income (loss) to
     net cash provided (utilized) by operating
     activities:
       Depreciation and amortization ..................         11,046          49,399          49,235            107,506
       Interest accretion on discounted debt ..........             --              --          15,540             20,091
       Equity earnings/minority interest ..............             15             462          (2,261)              (771)
       Reorganization items ...........................         13,153          47,721          10,816                 --
       Provision for bad debts ........................          7,763          28,140          30,166            103,512
       Loss on settlement with government .............             --          33,410              --                 --
       Impairment of long-lived assets ................             --              --          19,413            875,093
       Change in estimate related to reduction in
         revenue ......................................             --              --              --            122,023
       Loss on disposal of assets .....................             --              --           3,673            242,735
       (Income) loss from discontinued pharmacy
         operations ...................................           (898)           (667)          2,705            160,296
   Changes in operating assets and liabilities:
       Receivables ....................................         (4,545)        (57,972)        (27,594)            19,411
       Inventories ....................................           (113)            395            (884)            (2,440)
       Prepaid expenses and other current assets ......          6,903          16,142         (18,915)            67,599
       Accounts payable ...............................         (6,273)         22,382          40,969            (20,206)
       Accrued liabilities and other current
         liabilities ..................................        (13,582)        (16,068)        110,088            (22,243)
   Changes in long-term insurance reserves ............         14,926          53,903         (19,181)            19,589
   Other ..............................................           (460)         (4,208)        (27,922)            17,897
                                                             ---------       ---------       ---------       ------------
 Net cash provided (utilized) by operating
     activities of continuing operations before
     reorganization items..............................         32,330         139,644         126,863            (68,190)
                                                             ---------       ---------       ---------       ------------
 Net cash provided by discontinued pharmacy
   operations..........................................          2,205           4,235           5,384              8,632
                                                             ---------       ---------       ---------       ------------

   Payment of reorganization items, net ...............        (14,824)        (46,191)        (25,503)                --
                                                             ---------       ---------       ---------       ------------

Cash flows from investing activities:
   Purchases of property and equipment ................         (6,229)        (31,902)        (30,563)           (73,251)
   Proceeds from sale of property, equipment and
     other assets .....................................             32           7,900          11,337             87,032
   Restricted investments .............................         (5,082)          3,393          22,405             13,714
   Net collections on notes receivable ................            595           1,171           1,405             10,466
   Other ..............................................             --              --          (2,360)                --
                                                             ---------       ---------       ---------       ------------
Net cash (utilized) provided by investing activities ..        (10,684)        (19,438)          2,224             37,961

Cash flows from financing activities:
   Net draws under prepetition credit line ............             --              --              --            222,350
   Repayment of prepetition long-term debt ............         (4,337)        (39,668)        (10,402)          (105,135)
   Proceeds from Deficiency Note ......................             --              --              --             26,486
   Repurchase of subordinated debt ....................             --              --              --            (46,661)
   Deferred financing fees ............................             --              --              --             (7,538)
   Other ..............................................             --              --              85                598
                                                             ---------       ---------       ---------       ------------
Net cash (utilized) provided by financing activities ..         (4,337)        (39,668)        (10,317)            90,100
                                                             ---------       ---------       ---------       ------------
Increase in cash and cash equivalents .................          4,690          38,582          98,651             68,503

Cash and cash equivalents, beginning of year ..........        209,050         170,468          71,817              3,314
                                                             ---------       ---------       ---------       ------------

Cash and cash equivalents, end of year ................      $ 213,740       $ 209,050       $ 170,468       $     71,817
                                                             =========       =========       =========       ============

    The accompanying notes are an integral part of these financial statements

               MARINER POST-ACUTE NETWORK, INC. AND SUBSIDIARIES
                 (DEBTOR-IN-POSSESSION AS OF JANUARY 18, 2000)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   NATURE OF BUSINESS

    REPORTING ENTITY

         Mariner Post-Acute Network, Inc. and its subsidiaries (collectively, the "Company") provide post-acute health care services, primarily through the operation of their skilled nursing facilities ("SNFs"). All references to the "Company" herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At December 31, 2001, the Company's significant operations consisted of 317 SNFs, including 9 stand-alone assisted living facilities, in 24 states with approximately 38,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets, which represents the Company's only reportable operating segment. The Company also operates 13 owned, leased or managed long-term acute care ("LTAC") hospitals in 4 states with approximately 670 licensed beds. See Note 21 for financial information about the Company's segments.

         The Company also operated approximately 31 institutional pharmacies and four distribution centers located in 17 states, servicing more than 1,400 affiliated and third-party long-term care centers (the "APS Division"). The Company and certain of its subsidiaries received the approval of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to sell the Company's APS Division. The Company consummated the sale of its APS Division on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States. See Note 4.

    CHANGE IN YEAR-END

         On December 13, 2001, the Board of Directors of the Company elected to change the Company's fiscal year end from September 30 to December 31. Accordingly, this Form 10-K covers the transition period from October 1, 2001 through December 31, 2001. Any references to the Company's fiscal years are those ended September 30.

    PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

         On January 18, 2000 (the "Petition Date"), the Company (excluding Mariner Health Group, Inc. ("Mariner Health") and its direct and indirect subsidiaries, the "MPAN Debtors") and Mariner Health and its direct and indirect subsidiaries (the "Mariner Health Subsidiaries" and collectively with Mariner Health, the "MHG Debtors") filed voluntary petitions for relief (collectively, the "Chapter 11 Filings") in the Bankruptcy Court under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"), thus commencing the chapter 11 cases (the "Chapter 11 Cases"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act enacted on August 5, 1997 (the "Balanced Budget Act"). As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

         On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the "Debtors") filed a Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On December 5, 2001, the Bankruptcy Court set a hearing on the adequacy of the Disclosure Statement for January 16, 2002, which hearing subsequently was continued until January 25, 2002. On December 14, 2001, and again on February 1, 2002, the Debtors filed Amended Joint Plans of Reorganization and Disclosure Statements (as further amended from time to time, respectively, the "Joint Plan" or "Disclosure Statement"). Notice of the hearing on the adequacy of the Debtors' Disclosure Statement was mailed to the Debtors' various creditor constituencies and other parties entitled to notice on or about December 15, 2001. The Bankruptcy Court approved the Disclosure Statement on February 1, 2002 and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court has been scheduled for March 25, 2002. See
Note 3.

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

    COMPARABLE TRANSITION PERIOD

         The following table presents summarized statements of operations information for the three months ended December 31, 2001 and 2000 (in thousands of dollars):

                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                     2001                  2000
                                                                  ----------            ----------
                                                                                        (UNAUDITED)
          Net revenues ...............................            $  458,151            $  470,348
          Costs and expenses .........................               440,615               450,687
                                                                  ----------            ----------
          Operating income ...........................                17,536                19,661
          Other expenses .............................               (14,039)              (10,133)
                                                                  ----------            ----------
          Income from continuing operations before
            income taxes .............................                 3,497                 9,528
          Provision for income taxes .................                    --                    --
                                                                  ----------            ----------
          Income from continuing operations ..........                 3,497                 9,528
          Discontinued operations:
           Income from operations of discontinued
             pharmacy operations .....................                   898                   382
                                                                  ----------            ----------
         Net income ..................................            $    4,395            $    9,910
                                                                  ==========            ==========

    USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events, they may ultimately differ from actual results.

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

         Buildings ........................................      25-40 years
         Building improvements ............................      10-15 years
         Furniture, fixtures and equipment ................       3-15 years

    GOODWILL

         Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in various purchase business combinations and is amortized on a straight-line basis over the estimated useful lives of the related assets. Amortization of goodwill charged to expense was $2.6 million for the transition period ended December 31, 2001 and $11.3 million, $12.6 million and $41.6 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Accumulated amortization at December 31, 2001, September 30, 2001 and 2000 was $37.4 million, $34.9 million, and $24.0 million, respectively. During the fiscal year ended September 30, 2000, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 years to 20 years. The net effect of such change was a charge of $4.4 million, or $0.06 per share, for the fiscal year ended September 30, 2000.

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

         Prior to July 31, 1999, the Company's general and professional liability insurance included aggregated stop loss features limiting the Company's out-of-pocket exposure. For the policy period from April 1, 1999 through July 31, 1999, the total exposure for general and professional liability claims is limited to $7.7 million; for the policy period from April 1, 1998 through March 31, 1999, the Company's total exposure is limited to $23.1 million.

    INCOME TAXES

         Noncurrent deferred income taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes, reserves for uninsured losses not deductible in the current period, and other timing differences (see Note 17).

         The Company files a consolidated federal income tax return. Federal and state income tax payments made for the transition period ended December 31, 2001 were $2.1 million and $0.8 million, $0.6 million and $3.0 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. In addition to the tax payments made, the Company received tax refunds of $5.1 million during the transition period ended December 31, 2001 and $4.0 million, $21.9 million and $78.1 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

    NET REVENUES

         Revenues are derived from services rendered to patients for routine long-term care, including daily dietary, social and recreational services, and a full range of pharmacy, rehabilitation and medical services. Revenues are recorded based upon established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Historically, the Medicare program utilized a cost-based retrospective reimbursement system for SNFs based on reasonable direct and indirect allowable costs, as well as capital costs and ancillary costs, primarily therapy and pharmacy costs. Under this system, each SNF received an interim payment during the year then submitted an annual cost report prepared in accordance with federal and state regulations, subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements should not have a material effect on the Company's financial position or results of operations. The

Balanced Budget Act made numerous changes to the Medicare program through the implementation of a prospective payment system ("PPS") whereby reimbursement for skilled nursing facilities is based on an all-inclusive per diem rate, which varies depending on the level of acuity of the patient. See Note 6.

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

    COMPREHENSIVE INCOME

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations. Comprehensive income includes net income (loss), as well as charges and credits directly to stockholders' equity (deficit), which are excluded from net income (loss). The Company has presented comprehensive income in the consolidated statements of stockholders' equity (deficit).

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

    RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company adopted this accounting standard as required effective October 1, 2000 and it did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. However, due to the Chapter 11 Cases, until the Company and Mariner Health file a plan of reorganization that is confirmed by the Bankruptcy Court, the Company cannot currently estimate the impact these impairment tests will have on its consolidated financial position, results of operations, or cash flows.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses were incurred. The Company adopted this accounting standard as required on January 1, 2002 and it did not have a material impact on its consolidated financial position, results of operation, or cash flows.

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

    REORGANIZATION

         In connection with the Chapter 11 Filings, the MPAN Debtors obtained a commitment for $100.0 million in debtor-in-possession ("DIP") financing (the "MPAN DIP Financing") from a group of lenders (the "MPAN DIP Lenders") led by JP Morgan Chase Bank (f/k/a the Chase Manhattan Bank, "Chase"), which was subsequently replaced by Foothill Capital Corporation as administrative agent ("Foothill"). The MHG Debtors also obtained a commitment for $50.0 million in DIP financing (the "Mariner Health DIP Financing" and together with the MPAN DIP Financing, the "DIP Financings") from a group of lenders (the "Mariner Health DIP Lenders") led by PNC Bank, National Association ("PNC"). The commitment under the MPAN DIP Financing has been reduced to $50.0 million and the commitment under the Mariner Health DIP Financing has been reduced to $25.0 million. See Note 9.

         On the Petition Date, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits, and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities, and patient obligations. All other prepetition liabilities at December 31, 2001, September 30, 2001 and 2000 are classified in the consolidated balance sheet as liabilities subject to compromise. The Company has been and intends to continue to pay postpetition claims of vendors and providers in the ordinary course of business.

         As previously noted, on November 30, 2001, the Debtors filed a Joint Plan and Disclosure Statement with the Bankruptcy Court. The Joint Plan and Disclosure Statement were amended on December 14, 2001, and again on February 1, 2002. The Bankruptcy Court approved the Disclosure Statement on February 1, 2002 and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court has been scheduled for March 25, 2002. The Joint Plan is the result of many months of good faith and arm's length negotiations among representatives of the Debtors, the lenders under the MPAN Debtors' prepetition senior secured credit facility (the "MPAN Senior Credit Facility Claim Holders"), the lenders under the MHG Debtors' prepetition senior secured credit facility (the "MHG Senior Credit Facility Claim Holders"), the committee of unsecured creditors in the MPAN Debtors' Chapter 11 Cases (the "MPAN Committee"), and the committee of unsecured creditors in the MHG Debtors' Chapter 11 Cases.

         In this regard, the Debtors, a majority of the MPAN Senior Credit Facility Claim Holders, and a majority of the MHG Senior Credit Facility Claim Holders entered into a Joint Plan Support Agreement dated as of November 2, 2001 (the "Joint Plan Support Agreement"). The Debtors, a majority of the MPAN Senior Credit Facility Claim Holders and the MPAN Committee also entered into a Plan Support Agreement dated as of September 21, 2001 (the "Plan Support Agreement"). The Joint Plan Support Agreement commits the parties thereto to support a plan of reorganization that conforms with the terms set forth in the Joint Plan Support Agreement provided that the Joint Plan is confirmed and goes effective on or before April 1, 2002. The Plan Support Agreement commits the MPAN Committee to support a plan of reorganization that provides for recoveries to the MPAN Committee as set forth in the Plan Support Agreement provided that such a plan is consummated prior to March 31, 2002.

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

         If the Joint Plan is confirmed and consummated, the Debtors' principal prepetition secured lender groups (the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders) will become the majority owners of Reorganized MPAN, receiving, in the aggregate, distributions of approximately 96% of the shares of New MPAN Common Stock as of the Effective Date, in addition to cash and newly issued debt. Certain of the Debtors' SNFs are encumbered by mortgage debt owing to third parties other than the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders (the "Project Lenders"). If the Joint Plan is confirmed, most Project Lenders will receive either (a) consensual treatment as provided in the Joint Plan, or, if approved by the Bankruptcy Court, (b) non consensual treatment consisting of (i) a cash payment in an amount necessary (if any) to provide them a loan-to-collateral-value ratio of 80% (the "Cash Pay Down"); and (ii) a new mortgage note in an amount equal to the balance of their allowed secured claims after the Cash Pay Down. The collateral of certain Project Lenders may be returned to them in satisfaction of all or part of their allowed secured claims. Most other creditors holding allowed secured claims will be unimpaired, paid in full, or have their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims will be paid in full.

         If the Joint Plan is confirmed and consummated, existing stockholder interests in the currently issued and outstanding common stock, par value $.01 per share, of Mariner Post-Acute Network, Inc. (the "Common Stock") and options and warrants to acquire the same will be cancelled and holders of such interests shall receive no distributions under the Joint Plan. Accordingly, holders of Common Stock are not entitled to vote on the Joint Plan and will be deemed to have rejected the Joint Plan. Following the Effective Date, Mariner Health and its direct or indirect subsidiaries will be direct or indirect subsidiaries of Reorganized MPAN as set forth in a corporate restructuring program to be implemented by the Company in connection with the effectiveness of the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation, and other matters that will affect the rights of creditors and equity holders.

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

         Although the Disclosure Statement has been approved by the Bankruptcy Court, the Joint Plan must still be: (i) voted upon by impaired classes of creditors of the Debtors that are entitled to vote; and (ii) confirmed (approved) by the Bankruptcy Court. No assurance can be given regarding the approval of the Joint Plan, whether the Joint Plan will be modified, or the terms on which the approval of the Joint Plan may be conditioned. In addition, there can be no assurances that the Joint Plan will be approved by requisite holders of claims and equity holders and confirmed by the Bankruptcy Court, or that the Joint Plan will be consummated. Although the Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, various requirements of the Bankruptcy Code must be met. If the Joint Plan is not confirmed and the Company's exclusive right to file and solicit acceptance of the Joint Plan ends, any party in interest may subsequently file its own plan of reorganization for the MPAN Debtors or the MHG Debtors. In addition, on June 12, 2001, the MHG Senior Credit Facility Claim Holders filed their own plan of reorganization for the MHG Debtors. In light of the Joint Plan Support Agreement, the MHG Senior Credit Facility Claim Holders are not seeking confirmation of their own alternative plan at this time. However, if certain deadlines in the Joint Plan Support Agreement are not met, or if there is otherwise a default under that agreement, the MHG Senior Credit Facility Claim Holders may elect to seek confirmation of their alternative plan.

    LIABILITIES SUBJECT TO COMPROMISE

         "Liabilities subject to compromise" refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Joint Plan and other events. Payment terms for these amounts will be established in connection with the Joint Plan. A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2001, September 30, 2001 and 2000 are as follows (in thousands of dollars):

                                                                                     SEPTEMBER 30,
                                                     DECEMBER 31,          ----------------------------------
                                                         2001                  2001                  2000
                                                     ------------          ------------          ------------
         Long-term debt ....................         $  2,052,730          $  2,057,067          $  2,147,756
         Accounts payable ..................               95,911                95,794                82,318
         Accrued interest ..................               79,959                79,959                85,564
         Accrued insurance obligations .....               86,268                86,268                71,745
         Other accrued liabilities .........                7,706                 7,706                15,140
         Deferred loan costs ...............              (32,974)              (32,974)              (32,974)
                                                     ------------          ------------          ------------
                                                     $  2,289,600          $  2,293,820          $  2,369,549
                                                     ============          ============          ============


         Primarily all liabilities subject to compromise would have been classified as current liabilities at December 31, 2001, September 30, 2001 and 2000 if the Chapter 11 Filings had not been filed.

         In accordance with SOP 90-7, effective January 18, 2000, the Company has discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise. Contractual interest was $43.5 million for transition period ended December 31, 2001 and $201.1 million and $238.9 million for the fiscal years ended September 30, 2001 and 2000, respectively, which is $40.0 million, $195.9 million and $167.0 million in excess of interest expense included in the accompanying consolidated financial statements for the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000, respectively. Interest expense for the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000 represents interest paid on certain capital leases and other miscellaneous indebtedness. Interest paid on prepetition indebtedness was $3.5 million during the transition period ended December 31, 2001. Interest paid on prepetition indebtedness in fiscal year 2001 was $5.2 million. Interest paid on prepetition indebtedness was $20.5 million during fiscal year 2000, of which $15.6 million was paid prior to the Petition Date, and $175.8 million during fiscal year 1999.

    REORGANIZATION ITEMS

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the consolidated statements of operations for the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000 consist of the following (in thousands of dollars):

                                                               THREE MONTHS
                                                                  ENDED                FISCAL YEAR ENDED SEPTEMBER 30,
                                                               DECEMBER 31,          ----------------------------------
                                                                   2001                  2001                  2000
                                                               ------------          ------------          ------------
         Professional fees .................                   $     13,168          $     37,002          $     22,918
         DIP financing fees ................                          1,004                 3,156                 2,852
         Other reorganization costs ........                          1,450                12,233                 2,607
         Net loss (gain) on divestitures ...                         (1,671)                1,531               (14,688)
         Gain on settlement of prepetition accounts
            payable ........................                             --                   (89)                 (410)
         Interest earned on accumulated cash resulting
            from Chapter 11 Filings ........                           (798)               (6,112)               (2,463)
                                                               ------------          ------------          ------------
                                                               $     13,153          $     47,721          $     10,816
                                                               ============          ============          ============

NOTE 4   DISCONTINUED OPERATIONS

         As noted previously, the Company obtained the approval of the Bankruptcy Court for the sale of its APS Division, which was consummated on January 6, 2002. The APS Division incurred operating losses in recent years and the Company determined the APS Division was not a strategic fit with the Company's core operations. Accordingly, the Company determined that a sale of the APS Division was in the best interests of its estates and creditors. The Company actively marketed the APS Division to all known potential buyers that were capable of purchasing and operating the business and expressed an interest in such an acquisition following notification by the Company.

         After the Company concluded extensive due diligence and prolonged negotiations with more than one potential buyer, Genesis Health Ventures, Inc. and its affiliate, NeighborCare Pharmacy Services, Inc. (collectively, "Genesis"), emerged as the parties making the best initial offer for the APS Division, which offer was subject to an auction and overbidding process under the supervision of the Bankruptcy Court in return for Genesis' right to a break-up fee and reimbursement of reasonable costs not to exceed $1.7 million if Genesis was not the successful bidder following the auction and Bankruptcy Court approval of the sale to an alternative buyer.

         On October 16, 2001, the Bankruptcy Court entered an order in each of the Debtors' Chapter 11 Cases authorizing: (i) the implementation of certain notice, overbid, and auction procedures in connection with the sale of the APS Division; and (ii) the break-up fee arrangements outlined in the relevant asset purchase agreement. On October 17, 2001, each of the Debtors filed a motion ("APS Sale Motion") in their respective Chapter 11 Cases seeking approval of the sale of the APS Division free and clear of liens, claims, encumbrances, and interests to the party making the highest and best offer, and to take certain actions in connection with the sale of the APS Division.

         In response to the APS Sale Motion, an overbid for the assets of the APS Division was received from Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, "Omnicare"). As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction by both Genesis and Omnicare, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, at the conclusion of the hearing on the APS Sale Motion, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant asset purchase agreement) and up to $18.0 million in future payments depending upon certain post-closing operating results of the APS Division. As a result of the selection of Omnicare as the purchaser of the assets of the APS Division, Genesis became entitled to its full $1.7 million break-up fee, $0.5 million of which was paid on December 11, 2001 with the remaining $1.2 million paid on January 19, 2002. The Company closed the sale of the assets of the APS Division on January 6, 2002. The Company anticipates realizing a gain during the first quarter of 2002 as a result of the sale of the APS Division.

         APS continues to serve approximately 216 of the Company's facilities through contractual arrangements. Likewise, Genesis provides pharmaceutical supplies and services and related consulting services to the approximately 58 SNFs that were operated by one of the Company's wholly owned subsidiaries, GranCare, Inc. ("GranCare"), as a result of an agreement with a predecessor of Genesis at the February 1997 sale of GranCare's institutional pharmacy business. In connection with the Company's Chapter 11 Cases, Genesis asserted arrearages under executory contracts in amounts approximating $22.0 million, plus an unspecified amount of liquidated damages that would be owing in the event the contracts with Genesis were terminated. Pursuant to a settlement agreement approved by the Bankruptcy Court, (a) the contracts with Genesis were assumed, as modified, by entering into uniform and restated agreements for a term of 18 months; (b) pricing relief was granted; (c) cure amounts were limited to a single claim in the amount of $6.0 million which, rather than being paid in cash, was instead allowed as a general unsecured claim in the MPAN Debtors Chapter 11 Cases; and (d) mutual releases were exchanged, with Genesis waiving any claims in the Debtors' Chapter 11 Cases for liquidated damages, administrative or otherwise, and limiting its administrative expenses to amounts due for goods sold and services rendered.

         The Company has reclassified its prior consolidated financial statements to present the operating results of the APS Division as a discontinued operation. Operating results for the APS Division for the transition period ended December 31, 2001 and each of the three fiscal years in the period ended September 30, 2001 are as follows (in thousands of dollars):

                                                            THREE MONTHS
                                                              ENDED                FISCAL YEAR ENDED SEPTEMBER 30,
                                                            DECEMBER 31,     ------------------------------------------
                                                                2001            2001            2000            1999
                                                            ------------     ----------      ----------      ----------
Net revenues ..........................................      $   62,855      $  214,633      $  238,372      $  281,717

Total costs and expenses ..............................          61,669         213,225         241,669         441,267
                                                             ----------      ----------      ----------      ----------
Operating income (loss) ...............................           1,186           1,408          (3,297)       (159,550)

Other income (expenses) ...............................            (288)           (741)            592            (746)
                                                             ----------      ----------      ----------      ----------
Income (loss) from operations of discontinued
   pharmacy operations ................................      $      898      $      667      $   (2,705)     $ (160,296)
                                                             ==========      ==========      ==========      ==========

         The assets and liabilities of such operations to be discontinued consisted of the following at December 31, 2001 and September 30, 2001 and 2000 (in thousands of dollars):

                                                                                              SEPTEMBER 30,
                                                              DECEMBER 31,           -------------------------------
                                                                 2001                  2001                  2000
                                                              ------------           ---------             ---------
         Receivables .................................         $  26,792             $  28,386             $  35,505
         Inventories .................................            13,007                13,368                12,638
         Prepaid expenses and other current assets ...               749                   550                   603
         Property and equipment, net .................            11,315                10,778                13,369
         Goodwill, net ...............................             8,966                 8,966                 9,729
         Other assets ................................             1,526                 1,637                 2,301
         Liabilities subject to compromise ...........            (1,458)               (1,575)               (1,664)
         Other liabilities ...........................            (1,844)               (1,750)               (1,502)
                                                               ---------             ---------             ---------
         Net assets of discontinued operations .......         $  59,053             $  60,360             $  70,979
                                                               =========             =========             =========

         The net assets of discontinued operations at September 30, 2000 are classified as a net current asset based substantially on the original classification of such assets and liabilities.

NOTE 5   DIVESTITURES

    THREE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2001

         During the transition period ended December 31, 2001, the Company completed the sale or divestiture of approximately 9 owned or leased SNFs and certain assets, which resulted in a net gain of approximately $1.7 million. These facilities reported net revenues of approximately $2.0 million for the transition period ended December 31, 2001 and $17.5 million, $16.7 million and $17.1 million for the fiscal years ended September 30, 2001, 2000, and 1999, respectively. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

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

         A summary of approximate net revenues by payor type for the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001, 2000 and 1999 is as follows (in thousands of dollars):

                                                   THREE MONTHS
                                                      ENDED              FISCAL YEAR ENDED SEPTEMBER 30,
                                                   DECEMBER 31,    -------------------------------------------
                                                      2001             2001            2000           1999
                                                   ------------    -----------     -----------     -----------
Medicaid ....................................      $   223,834     $   923,576     $   956,290     $   934,619
Medicare ....................................          151,034         565,230         514,881         548,266
Private and other ...........................           83,283         383,329         408,136         507,978
                                                   -----------     -----------     -----------     -----------
                                                   $   458,151     $ 1,872,135     $ 1,879,307     $ 1,990,863
                                                   ===========     ===========     ===========     ===========

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

         The Balanced Budget Act also provided that for SNFs in operation prior to 1996, the federal per diem rate would be phased in over a four year period. In November 1999, Congress passed the Balanced Budget Refinement Act of 1999 ("BBRA") which, among other things, allowed each skilled nursing facility to apply to adopt the full federal rate at the beginning of their cost reporting periods beginning on, or after, January 1, 2000, or to continue to phase in to the federal rate over the next three years using a blended transition rate (see Recent Legislation below). An evaluation was completed by the management of the Company to determine the SNFs that would benefit from adoption of the full federal rate and the Company has taken advantage of this election where appropriate.

    RECENT LEGISLATION

         Since the passage of the Balanced Budget Act, Congress has passed additional legislation intended to temporarily mitigate the reduction in reimbursement for SNFs under PPS. As noted previously, Congress passed the BBRA in November 1999 and, in December 2000, passed the Benefits Improvement and Protection Act of 2000 ("BIPA").

         Among other things, the BBRA provides for a temporary 20% increase in the federal per diem rate or the federal component of the blended transition rate (facilities subject to the full federal rate would receive 100% of the enhancement) for 15 of the 44 RUGs to recognize the costs associated with the more medically complex patients. The increase is for services provided beginning April 1, 2000 (BIPA amended this provision to redistribute the amounts applicable to rehabilitation patients from three specific RUG categories across all 14 rehabilitation RUG categories) and will remain in effect until the Secretary for Health and Human Services implements a refined patient classification to better account for medically-complex patients. The BBRA also provides for a 4% increase in the federal per diem rate for all patient acuity categories for the twelve months ending September 30, 2001 and 2002. In addition, the BBRA also excludes certain items and services from the formerly all-inclusive PPS per diem rates, such as ambulance services furnished to an individual in conjunction with renal dialysis services, chemotherapy items, radioisotope services and customized prosthetic devices (artificial limbs).

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

         However, increases in Medicare reimbursement provided for under the BBRA will terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services (currently scheduled to be implemented October 2002) and the increases provided for under BIPA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with these occurrences will have a material adverse effect on the Company. The Company preliminarily estimates that these occurrences will result in a loss of revenue of approximately $72.0 million in fiscal year 2003. While the Company is hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted.

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

NOTE 7   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001, September 30, 2001 and 2000 consisted of the following (in thousands of dollars):

                                                                                              SEPTEMBER 30,
                                                              DECEMBER 31,           --------------------------------
                                                                  2001                  2001                  2000
                                                              ------------           ----------            ----------
         Land ........................................         $   65,258            $   65,665            $   68,633
         Buildings and improvements ..................            445,432               443,119               447,729
         Leasehold improvements ......................             53,878                53,600                57,804
         Furniture, fixtures and equipment ...........            164,133               163,435               156,954
         Leased property under capital leases ........             41,190                41,152                41,035
                                                               ----------            ----------            ----------
            Total ....................................            769,891               766,971               772,155
         Less: Accumulated depreciation ..............           (356,926)             (350,945)             (333,111)
                                                               ----------            ----------            ----------
                                                               $  412,965            $  416,026            $  439,044
                                                               ==========            ==========            ==========

         Depreciation expense, including amortization of assets under capital leases, related to property and equipment was $8.3 million for the transition period ended December 31, 2001 and $37.4 million, $32.3 million and $65.1 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

NOTE 8 RESTRICTED INVESTMENTS

         Restricted investments at December 31, 2001, September 30, 2001 and 2000 consisted of the following (in thousands of dollars):

                                                     AMORTIZED     GROSS UNREALIZED   GROSS UNREALIZED   ESTIMATED FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                    -----------    ----------------   ----------------   --------------
DECEMBER 31, 2001
Restricted by self insurance programs:
   U.S. Treasury Notes..........................      $ 3,291            $ 48             $  --             $ 3,339
   Corporate debt securities....................        9,365             170                --               9,535
   Mortgage-backed securities...................        5,022              74                --               5,096
   Cash.........................................        1,164              --                --               1,164
   Other........................................          683              --                --                 683
                                                      -------            ----             -----             -------
                                                       19,525             292                --              19,817
Restricted by bank agreements:
   Cash Collateral Accounts.....................       17,950              --                --              17,950
                                                      -------            ----             -----             -------
                                                      $37,475            $292             $  --             $37,767
                                                      =======            ====             =====             =======

SEPTEMBER 30, 2001
Restricted by self insurance programs:
   U.S. Treasury Notes..........................      $ 3,293            $ 47             $  --             $ 3,340
   Corporate debt securities....................        9,975             399                --              10,374
   Mortgage-backed securities...................        4,440             129                --               4,569
   Cash.........................................        1,137              --                --               1,137
   Other........................................          749              --                --                 749
                                                      -------            ----             -----             -------
                                                       19,594             575                --              20,169
Restricted by bank agreements:
   Cash Collateral Accounts.....................       12,662              --                --              12,662
                                                      -------            ----             -----             -------
                                                      $32,256            $575             $  --             $32,831
                                                      =======            ====             =====             =======

SEPTEMBER 30, 2000
Restricted by self insurance programs:
   U.S. Treasury Notes..........................      $ 3,108            $ 18             $ (27)            $ 3,099
   Asset-backed securities......................        1,262              --               (35)              1,227
   Corporate debt securities....................       19,736              31              (259)             19,508
   Mortgage-backed securities...................        2,301               6                --               2,307
   Cash.........................................        5,956              --                --               5,956
                                                      -------            ----             -----             -------
                                                       32,363              55              (321)             32,097
Restricted by bank agreements:
   Cash Collateral Accounts.....................        3,574              --                --               3,574
                                                      -------            ----             -----             -------
                                                      $35,937            $ 55             $(321)            $35,671
                                                      =======            ====             =====             =======

         Proceeds from the sales and maturities of investments were $2.7 million for the transition period ended December 31, 2001 and $20.8 million, $16.8 million and $32.3 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

         The amortized cost and estimated fair value of debt securities and other investments at December 31, 2001, by contractual maturity, are shown below (in thousands of dollars). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       AMORTIZED          ESTIMATED
                                                          COST            FAIR VALUE
                                                       ---------          ----------
Due in one year or less ....................            $ 1,689            $ 1,696
Due after one year through five years ......              8,492              8,653
Due after five years through ten years .....              2,475              2,525
Due after ten years ........................                 --                 --
                                                        -------            -------
                                                         12,656             12,874

Mortgage-backed securities .................              5,022              5,096
Cash, Cash Collateral Account and Other ....             19,797             19,797
                                                        -------            -------
Total ......................................            $37,475            $37,767
                                                        =======            =======


NOTE 9        DEBT

       Long-term debt at December 31, 2001 September 30, 2001 and 2000 is summarized in the following table (in thousands of dollars):

                                                                                   SEPTEMBER 30,
                                                            DECEMBER 31,    ---------------------------
                                                                2001            2001            2000
                                                            ------------    -----------     -----------
Senior credit facilities:
   Senior Credit Facility ......................            $   894,208     $   894,208     $   905,981
   Mariner Health Senior Credit Facility .......                225,991         225,991         233,835
   Mariner Health Term Loan Facility ...........                181,783         185,283         192,439

Subordinated debt:
   Senior Subordinated Notes ...................                274,121         274,121         274,121
   Senior Subordinated Discount Notes ..........                220,071         220,071         220,071
   Mariner Health Senior Subordinated Notes ....                103,136         103,136         103,136

Other, including capital lease obligations .....                213,108         213,945         218,173
                                                            -----------     -----------     -----------
                                                              2,112,418       2,116,755       2,147,756

Less: current maturities .......................                     --              --              --
Less amounts subject to compromise .............             (2,052,730)     (2,057,067)     (2,147,756)
                                                            -----------     -----------     -----------
Total long-term debt ...........................            $    59,688     $    59,688     $        --
                                                            ===========     ===========     ===========

     PREPETITION DEBT

         Due to the failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Cases, the Company is in default on substantially all of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Bankruptcy Code generally prevents any action from being taken with regard to any of the defaults under the prepetition debt obligations. These obligations are classified in the accompanying consolidated financial statements as liabilities subject to compromise at December 31, 2001, September 30, 2001 and 2000 (see Note 3).

         The obligations of Mariner Post-Acute Network, Inc. under its senior credit facility, as well as obligations in respect of a synthetic lease transaction and under a deficiency note relating to a total return swap terminated in August 1999, are guaranteed by substantially all of the Mariner Post-Acute Network, Inc. subsidiaries other than the Omega Debtors (as defined below), Mariner Health and the Mariner Health Subsidiaries, and are secured by substantially all of the otherwise unencumbered owned assets of Mariner Post-Acute Network, Inc. and such subsidiary guarantors. Mariner Health's obligations under its senior credit facility are guaranteed by substantially all of the Mariner Health Subsidiaries and are secured by substantially all of the otherwise unencumbered assets of Mariner Health and such subsidiary guarantors. Unlike the MPAN Debtors, the MHG Debtors neither guarantee the Mariner Post-Acute Network, Inc. obligations under the Mariner Post-Acute Network, Inc. debt facilities (other than guaranteeing certain obligations of Mariner Post-Acute Network, Inc. relating to the latter's prepetition total return swap transaction) nor pledge their assets to secure such obligations. Correspondingly, the MPAN Debtors do not guarantee or assume any obligations under the Mariner Health debt facilities. The MHG Debtors are not subject to the covenants contained in the MPAN Debtors' debt facilities, and the covenants contained in the Mariner Health debt facilities are not binding on the MPAN Debtors.

         No principal payments have been made on prepetition indebtedness since the Petition Date with the exception of repayments made against the Company's senior credit facilities, primarily as a result of the application of a portion of the cash proceeds received from the sales of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments. In addition, during July 2001, Mariner Health made a $15.0 million adequate protection payment to the MHG Senior Credit Facility Claim Holders in connection with the extension of the Mariner Health DIP Financing maturity date to December 31, 2001. Subsequently, an additional adequate protection payment of $7.5 million was made to the MHG Senior Credit Facility Claim Holders in connection with the further extension of the maturity of the Mariner Health DIP financing to April 1, 2002 (see "- Debtor-in-Possession Financing for Mariner Health"). The Debtors filed a motion to make an additional $85.0 million adequate protection payment, which was approved by the Bankruptcy Court at a hearing on February 27, 2002 and paid on March 1, 2002 with the payment allocated 82.5% to the MPAN Senior Credit Facility Claim Holders and 17.5% to the MHG Senior Credit Facility Claim Holders.

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

     DEBTOR-IN-POSSESSION FINANCING FOR THE COMPANY

         As noted previously, the MPAN Debtors entered into a $100.0 million DIP financing arrangement in connection with the Chapter 11 Filings. On March 20, 2000, the Bankruptcy Court granted final approval (the "Final MPAN DIP Order,") of the MPAN DIP Financing. The MPAN DIP Credit Agreement initially established a $100.0 million secured revolving credit facility to provide funds for working capital and other lawful corporate purposes for use by the MPAN Debtors. At the request of the MPAN Debtors, the size of the MPAN DIP Financing was reduced to $50.0 million on January 19, 2001. The agreement related to the MPAN DIP Financing (the "MPAN DIP Credit Agreement") provides that amounts outstanding under the MPAN DIP Financing may not at any time exceed the maximum borrowing amounts established for the MPAN Debtors under the Final MPAN DIP Order or the MPAN borrowing base of eligible accounts receivable (the "MPAN Borrowing Base"). Up to $10.0 million of the MPAN DIP Financing may be utilized for the issuance of letters of credit as needed in the business of the MPAN Debtors. Interest accrues on the principal amount outstanding under the MPAN DIP Financing at a per annum rate of interest equal to the ABR of Chase plus three percent (3%) and is payable monthly in arrears. During the existence and continuation of a default in the payment of any amount due and payable by the MPAN Debtors under the MPAN DIP Credit Agreement, interest will accrue at the default rate of ABR plus five percent (5%) per annum.

         The terms of the MPAN DIP Financing require that Mariner Post-Acute Network, Inc. prepay principal to the extent that the principal amount outstanding under the MPAN DIP Financing at any time exceeds the MPAN Borrowing Base then in effect. To the extent proceeds of loans under the MPAN DIP Financing are used to complete the construction of certain healthcare facilities (which proceeds are not permitted to exceed $8.8 million), proceeds from the sale of any such properties must be used first to repay any portion of the loans made pursuant to the MPAN DIP Financing, with 75% of any remaining net cash proceeds to be applied as an adequate protection payment to the lenders under the MPAN Debtors' prepetition senior secured credit facility and the remaining 25% of such excess net cash proceeds to be retained by the MPAN Debtors as additional working capital. The MPAN DIP Lenders have agreed to forego net cash proceeds (other than proceeds from the sale of the APS Division) pending confirmation of the Joint Plan. Mariner Post-Acute Network, Inc. has the right to make optional prepayments in increments of $1.0 million and reduce the commitment under the MPAN DIP Credit Agreement in increments of $5.0 million.

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

         The MPAN DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MPAN Debtors, as well as certain financial covenants relating to minimum EBITDA, maximum capital expenditures, and minimum patient census. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the MPAN Debtors being unable to obtain further advances under the MPAN DIP Financing and possibly the exercise of remedies by the MPAN DIP Lenders, either of which events could materially impair the ability of the MPAN Debtors to successfully reorganize in chapter 11 and to operate as a going concern. Such a default may also impair the ability of the MPAN Debtors to use cash collateral to fund operations. At December 31, 2001 and September 30, 2001, no revolving loans were outstanding under the MPAN DIP Credit Agreement and approximately $4.7 million and $6.0 million of letters of credit issued under the MPAN DIP Credit Agreement were outstanding, respectively. Mariner Post-Acute Network, Inc. was not in compliance with the EBITDA covenant contained in the MPAN DIP Credit Agreement at September 30, 2001. Mariner Post-Acute Network, Inc.'s failure to comply with this EBITDA covenant was principally the result of a charge taken in connection with the Global Settlement with CMS. The MPAN Debtors obtained a waiver of the covenant violation from the MPAN DIP Lenders.

         The outstanding principal of the MPAN DIP Financing, together with all accrued and unpaid interest and all other obligations thereunder, was originally due and payable one year from the Petition Date. With the approval of the Bankruptcy Court, the MPAN Debtors, Chase and the requisite MPAN DIP Lenders amended the MPAN DIP Credit Agreement as of January 11, 2001, to (among other things) extend the maturity date of the MPAN DIP Financing from January 19, 2001 to August 31, 2001. The scheduled termination date of the MPAN DIP Credit Agreement was subsequently extended to December 31, 2001 by amendment to the MPAN DIP Credit Agreement dated as of June 26, 2001, and approved by the Bankruptcy Court on August 7, 2001. The scheduled termination date of the MPAN DIP Credit Agreement was again subsequently extended to April 1, 2002 by amendment to the MPAN DIP Credit Agreement dated as of November 16, 2001, and approved by the Bankruptcy Court on December 5, 2001. The MPAN Debtors have requested, and anticipate receiving, a further two month extension of the scheduled termination date (i.e., an extension to May 31, 2002) from the MPAN DIP Lenders.

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

         The Mariner Health DIP Credit Agreement contains customary representations, warranties and other affirmative and restrictive covenants of the MHG Debtors, as well as certain financial covenants. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the MHG Debtors being unable to obtain further advances under the Mariner Health DIP Financing and possibly the exercise of remedies by the Mariner Health DIP Lenders, either of which events could materially impair the ability of the MHG Debtors to successfully reorganize in chapter 11 and to operate as a going concern. The occurrence of an event of default under the Mariner Health DIP Credit Agreement may impair the ability of the MHG Debtors to use cash collateral to fund operations. At December 31, 2001 and September 30, 2001, no revolving loans were outstanding under the Mariner Health DIP Credit Agreement and approximately $7.9 million of letters of credit issued in respect to the Replacement MHG Surety LOC were outstanding under the Mariner Health DIP Credit Agreement.

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

         By amendment dated as of January 19, 2001, and with the approval of the Bankruptcy Court, the Mariner Health DIP Credit Agreement was amended to extend the stated termination date of the Mariner Health DIP Financing from January 19, 2001 to July 19, 2001 (which has subsequently been extended by amendment dated as of July 19, 2001, to December 31, 2001 and again extended by amendment dated November 15, 2001, to April 1, 2002), and to reduce the maximum amount of the Mariner Health DIP Financing from $50.0 million to $25.0 million (as a result of which the tranche B component was eliminated). Such amendment also, among other things, imposed a 25 basis point utilization fee on borrowings under the Mariner Health DIP Credit Agreement in excess of $5.0 million and amended certain reporting requirements. An amendment dated as of March 20, 2001, among other things, increased the letter of credit sublimit and the borrowing base to permit the issuance of the Replacement MHG Surety LOC to facilitate implementation of a replacement surety bond program by Mariner Health, which was issued during July 2001. Because the Replacement MHG Surety LOC expires well after the Commitment Termination Date for the Mariner Health DIP Facility, the March 20, 2001 amendment required such letter of credit to be 105% cash collateralized. The MHG Debtors have requested, and anticipate receiving, a further two month extension of the scheduled termination date (i.e., an extension to May 31, 2002) from the Mariner Health DIP Lenders.

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

     OMEGA NOTE

         As of the Petition Date, Professional Health Care Management, Inc., a Michigan corporation ("PHCMI"), 13 of its subsidiaries (the "PHCMI Subsidiaries"), and Living Centers-PHCM, Inc., a North Carolina corporation ("LC-PHCM", and together with PHCMI and the PHCMI Subsidiaries, the "PHCMI Debtors"), all MPAN Debtors, were indebted to Omega Healthcare Investors, Inc. ("Omega"), in connection with a 1992 loan in the original principal amount of $58.8 million (the "Original Omega Loan"). The Original Omega Loan was guaranteed by the PHCMI Subsidiaries and LC-PHCM (the "Omega Guaranties"). GranCare was also obligated under a "keepwell agreement" relating to PHCMI. The Original Omega Loan and the Omega Guaranties were secured by first mortgages on 13 skilled nursing facilities operated by the PHCMI Debtors in Michigan, and three more operated by PHCMI in North Carolina (collectively, the "Omega Facilities").

         Omega, Mariner Post-Acute Network, Inc., GranCare, and the PHCMI Debtors have implemented a consensual restructuring and settlement of the disputes relating to the Original Omega Loan. As the first step of this restructuring, effective February 1, 2001, with the approval of Omega and the Bankruptcy Court, PHCMI sold the four worst performing facilities within the Omega portfolio (the "Ciena Facilities") to an affiliate of Ciena Healthcare Management, Inc., in exchange for, among other things, a $9.0 million purchase money note, secured by first mortgages on the Ciena Facilities (the "Ciena Purchase Money Loan"). PHCMI contemporaneously assigned an undivided 50% interest in the Ciena Purchase Money Loan to Omega in return for a $4.5 million credit against the obligations of the PHCMI Debtors in connection with the Original Omega Loan. The immediate effect of this transition was to eliminate four facilities that generated substantial negative cash flow from the PHCMI Debtors' portfolio as well as to reduce the indebtedness to Omega.

         As the second step of the Omega restructuring, Omega, Mariner Post-Acute Network, Inc., GranCare, and the PHCMI Debtors entered into a settlement agreement dated as of August 1, 2001, pursuant to which, among other things, (a) PHCMI agreed to transfer its residual 50% interest in the Ciena Purchase Money Loan to Omega in exchange for approximately $3.5 million, plus 50% of the principal payments received under the Ciena Purchase Money Loan in excess of $8 million and interest payments received under the Ciena Purchase Money Loan in excess of $960,000 annually; (b) the parties agreed to amend and restate the Original Omega Loan to reflect an outstanding principal indebtedness of approximately $59.7 million, to reduce the interest rate substantially, extend its maturity, and enable the PHCMI Debtors to defer the payment of certain past-due interest (the "Modified Omega Loan"); (c) Mariner Post-Acute Network, Inc. agreed to manage, or cause one of its wholly-owned Debtor Affiliates (currently GranCare of Michigan, Inc.) to manage, the remaining 12 Omega Facilities (the "PHCMI Management Agreement"); and (d) GranCare was released from its "keepwell" relating to PHCMI. The transactions described in this paragraph (including, but not limited to the PHCMI Management Agreement) were approved by order of the Bankruptcy Court entered on or about August 22, 2001, and were closed effective September 1, 2001. To facilitate the restructuring of the obligations of the PHCMI Debtors to Omega, the MPAN DIP Lenders and the lenders under Mariner Post-Acute Network, Inc.'s senior credit facility released any liens on the stock of the PHCMI Debtors and their assets.

         The PHCMI Management Agreement expires by its terms on August 31, 2005, subject to two successive extension options unilaterally exercisable by the manager, the first being a three-year extension term, and the second being a two-year extension term. As compensation for its management services the manager receives a monthly management fee equal to 5% of gross revenues, plus an annual incentive management fee equal to 75% of free cash flow from the remaining Omega Facilities ("Omega Incentive Management Fee"). The remaining 25% of free cash flow is payable annually to Omega as an amendment fee.

         The PHCMI Debtors did not guarantee or pledge their assets in connection with Mariner Post-Acute Network, Inc.'s senior credit facility, nor will they guarantee or pledge their assets to secure any exit financing contemplated by the Joint Plan. The Modified Omega Loan constitutes non-recourse indebtedness as to the MPAN Debtors since neither Mariner Post-Acute Network, Inc., GranCare, nor any other MPAN Debtor has guaranteed the Modified Omega Loan or pledged assets to secure the Modified Omega Loan, other than the pledge of PHCMI's issued and outstanding capital stock by GranCare. The Omega Loan Documents restrict the extent to which the PHCMI Debtors can incur other indebtedness, including intercompany indebtedness from PHCMI's shareholders.

NOTE 10 PROFESSIONAL LIABILITY RISKS

         In 1998, the Company purchased a fully-insured workers' compensation policy in certain states where allowable with no deductible or retention, except in a limited amount of states such as Texas where the Company is a non-subscriber to workers' compensation but has in place an employee benefit plan providing for employer-paid benefits comparable to those provided under the Texas workers' compensation program, with a catastrophic policy in place to cover any loss above $0.5 million per occurrence. For pre-1998 workers' compensation claims, Mariner Health was insured under various types of insurance and financial plans, certain of which are loss-sensitive in nature and design, which subject Mariner Health to additional future costs for losses incurred in a prior year, but paid in subsequent fiscal periods, as losses develop. These liabilities are included in liabilities subject to compromise at December 31, 2001 and September 30, 2001 and 2000 (see Note 3).

         The Company currently maintains two wholly-owned captive insurance subsidiaries, MPN Insurance Company, Ltd. ("MPN Insurance") and GCI Indemnity, Ltd. ("GCI Indemnity"), to provide for reinsurance obligations under general and professional liability, workers' compensation and automobile liability for losses occurring prior to April 1, 1998. Pursuant to the reinsurance agreements, MPN Insurance and GCI Indemnity are responsible to pay all losses which are incurred by the company issuing the policies. The maximum loss exposure with respect to the business written by MPN Insurance is (i) $0.5 million per occurrence for policy periods prior to July 1, 1996 and $1.0 million per occurrence for policy periods subsequent to July 1, 1996 for professional liability; (ii) $0.25 million per occurrence for automobile liability; and (iii) $0.5 million per occurrence for workers' compensation liability. The maximum loss exposure with respect to the business written by GCI Indemnity is (i) $0.1 million per occurrence for professional liability; and (ii) $0.35 million per occurrence for workers' compensation liability. The obligations of MPN Insurance and GCI Indemnity under the reinsurance agreements are collateralized through a security trust account which has been designated as restricted investments to pay for future claims experience applicable to policy periods as previously stated. Restricted investments designated to pay such claims had an estimated fair value of $19.8 million, $20.2 million and $32.1 million at December 31, 2001, September 30, 2001 and September 30, 2000, respectively (see Note 8).

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

         Total insurance reserves at December 31, 2001 included in the accompanying consolidated balance sheet are (i) short-term reserves of $24.7 million, which are included in accrued insurance obligations; (ii) long-term reserves of $107.7 million, which are included in long-term insurance reserves; and (iii) pre-petition reserves of $86.3 million, which are included in liabilities subject to compromise (see Note 3). Provisions for such risks were approximately $31.1 million for the transition period ended December 31, 2001 and approximately $118.4 million, $104.4 million and $94.8 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

NOTE 11 EMPLOYEE STOCK OPTION PLANS

         The Company has stock option plans for key employees and outside directors which authorize the granting of incentive stock options, nonqualified options, or any combination of the foregoing to purchase up to approximately $10 million shares. Generally, the exercise price of each option equals market price of the Company's stock on the date of grant, and an option's maximum term is ten years after the date of grant. At December 31, 2001, there were 1,999,246 options granted and outstanding under the Company's stock option plans. At September 30, 2001 and 2000, there were 2,111,746 and 3,999,936 options granted and outstanding under Company's stock option plans, respectively. If the Joint Plan is confirmed, the foregoing options will be cancelled.

         The following is a summary of the stock option activity and related information for the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001, 2000 and 1999.

                               THREE MONTHS
                                  ENDED                                  FISCAL YEAR ENDED SEPTEMBER 30,
                               DECEMBER 31,        ---------------------------------------------------------------------------
                                  2001                      2001                      2000                       1999
                         ----------------------    ----------------------     ----------------------     ---------------------
                                       WEIGHTED                  WEIGHTED                   WEIGHTED                  WEIGHTED
                                       AVERAGE                   AVERAGE                    AVERAGE                   AVERAGE
                                       EXERCISE                  EXERCISE                   EXERCISE                  EXERCISE
                          OPTIONS       PRICE       OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS        PRICE
                         ---------     --------    ---------     --------     ---------     --------    ---------     --------
Outstanding at
   beginning of
   year ...........      2,111,746      $7.57      3,999,936      $ 9.67      4,624,264      $ 9.14      7,091,957      $13.97
Granted ...........             --         --             --          --             --          --      2,091,500        3.07
Exercised .........             --         --             --          --             --          --             --          --
Forfeited .........       (112,500)      7.60     (1,888,190)      16.35       (624,328)       5.74     (4,559,193)      13.87
                          --------       ----     ----------       -----       --------      ------     ----------       -----
Outstanding at
   end of year ....      1,999,246      $7.57      2,111,746      $ 7.57      3,999,936      $ 9.67      4,624,264      $ 9.14
                         =========      =====      =========      ======      =========      ======      =========      ======
Exercisable at
   end of year ....      1,461,871      $8.88      1,441,371      $ 8.39      2,691,311      $11.33      1,329,014      $10.99
                         =========      =====      =========      ======      =========      ======      =========      ======

Price range.......      $   0.75 -                $   0.75 -                 $   0.75 -                 $   0.84 -
                        $    46.45                $    46.45                 $    46.45                 $    46.45
                        ==========                ==========                 ==========                 ==========

Weighted average fair
   value of options
   granted during the
   year.................                   --                         --                         --                     $ 2.12
                                        =====                     ======                     ======                     ======

                                                 REMAINING
                                     AVERAGE    CONTRACTUAL
                                     EXERCISE      LIFE
                         OPTIONS      PRICE      (YEARS)
                        ---------    --------   -----------
$ 0.75 ............        30,000     $ 0.75        7.38
$ 2.19 - $ 2.50 ...       677,250     $ 2.28        7.27
$ 4.44 - $ 5.40 ...       346,280     $ 4.60        6.80
$ 7.05 - $ 9.75 ...       303,631     $ 7.75        5.24
$11.20 - $16.35 ...       592,424     $14.55        5.97
$18.06 - $46.45 ...        49,661     $18.26        6.25
                        ---------
                        1,999,246
                        =========

         For purposes of pro forma disclosures of net income (loss) and earnings per share as required by SFAS 123, the estimated fair value of the options is amortized to expense over the option's vesting period. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 4.61% to 6.11%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock ranging from 0.42 to 1.21; and a weighted-average expected life of the options ranging from three to eight years.

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

In accordance with SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except for proforma loss per share information):

                                                       THREE MONTHS
                                                          ENDED              FISCAL YEAR ENDED SEPTEMBER 30,
                                                       DECEMBER 31,    ---------------------------------------------
                                                          2001           2001             2000               1999
                                                       ------------    --------         --------         -----------
Pro forma net income (loss) .....................        $4,303        $(33,493)        $(59,170)        $(1,778,494)
                                                         ======        ========         ========         ===========

Pro forma income (loss) per share--basic and
   diluted ......................................        $ 0.06        $  (0.45)        $  (0.80)        $    (24.21)
                                                         ======        ========         ========         ===========

NOTE 12 EMPLOYEE RETIREMENT PLANS

         The Company's employees are eligible to participate in various defined contribution retirement plans sponsored by the Company. Company contributions to these plans represent a matching percentage of certain employee contributions, which for certain plans is subject to management's discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all of its defined contribution retirement plans was $0.8 million for the transition period ended December 31, 2001 and $3.1 million, $3.6 million, and $4.2 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

NOTE 15 OTHER EXPENSES

         For the fiscal year ended September 30, 2000, other expenses totaled approximately $8.6 million and included approximately $5.5 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness prior to the Petition Date, approximately $2.8 million of costs incurred related to the closure of its therapy business and $0.3 million of other expenses.

         For the fiscal year ended September 30, 1999, other expenses totaled approximately $61.9 million and included approximately $15.6 million of costs related to acquisitions, approximately $15.1 million of costs incurred to outside professionals related to the Company's defaults in connection with its indebtedness and approximately $31.2 million of other expenses.

NOTE 16 EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                           THREE MONTHS
                                                              ENDED            FISCAL YEAR ENDED SEPTEMBER 30,
                                                           DECEMBER 31,   -----------------------------------------
                                                               2001         2001           2000             1999
                                                           ------------   --------       --------       -----------
Numerator for basic and diluted income (loss) per
share:
   Income (loss) from continuing operations ...........      $ 3,497      $(34,062)      $(56,280)      $(1,617,986)
   Discontinued operations:
     Income (loss) from operations of discontinued
       pharmacy operations ............................          898           667         (2,705)         (160,296)
                                                             -------      --------       --------       -----------
   Net income (loss) ..................................      $ 4,395      $(33,395)      $(58,985)      $(1,778,282)
                                                             =======      ========       ========       ===========

Denominator:
   Denominator for basic income (loss) per share--
     weighted average shares ..........................       73,688        73,688         73,688            73,459
   Effect of dilutive securities--stock options .......           --            --             --                --
                                                             -------      --------       --------       -----------
   Denominator for diluted income (loss) per
     share--adjusted weighted average shares and
     assumed conversions ..............................       73,688        73,688         73,688            73,459
                                                             =======      ========       ========       ===========

Earnings (loss) per share--basic and diluted:
   Income (loss) from continuing operations ...........      $  0.05      $  (0.46)      $  (0.76)      $    (22.03)
   Discontinued operations:
     Earnings (loss) from operations of
       discontinued pharmacy operations ...............         0.01          0.01          (0.04)            (2.18)
                                                             -------      --------       --------       -----------
   Net income (loss) per share ........................      $  0.06      $  (0.45)      $  (0.80)      $    (24.21)
                                                             =======      ========       ========       ===========

         The effect of dilutive securities for all periods presented have been excluded because the effect is antidilutive as a result of the net loss for the periods.

NOTE 17 INCOME TAXES

       The provision (benefit) for income taxes is presented in the table below (in thousands of dollars):

                                THREE MONTHS
                                    ENDED                FISCAL YEAR ENDED SEPTEMBER 30,
                                DECEMBER 31,      -----------------------------------------
                                    2001            2001              2000             1999
                                ------------      -------           --------           ----
Current:
     Federal ............          $ --           $(7,607)          $(19,374)          $ --
     State and local ....            --             2,800                 --             --
                                   ----           -------           --------           ----
                                     --            (4,807)           (19,374)            --
Deferred: taxes:
     Federal ............            --                --                 --             --
     State and local ....            --                --                 --             --
                                   ----           -------           --------           ----
                                     --                --                 --             --
                                   ----           -------           --------           ----
Total ...................          $ --           $(4,807)          $(19,374)          $ --
                                   ====           =======           ========           ====

         The provision (benefit) for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

                                                      THREE MONTHS
                                                          ENDED              FISCAL YEAR ENDED SEPTEMBER 30,
                                                      DECEMBER 31,      -----------------------------------------
                                                          2001            2001            2000             1999
                                                      ------------      --------        --------          ------
Federal statutory income tax rate................        35.0%           (35.0)%        (35.0)%           (35.0)%
Increase (decrease) in taxes resulting from:
     State & local taxes, net of federal tax
       benefits..................................         2.8              5.9           (1.6)             (1.0)
     Permanent book/tax differences, primarily
       resulting from goodwill amortization......        13.1              7.7            0.0               0.6
     Goodwill disposal...........................         0.0              0.0            0.0               3.8
     Impairment of assets........................         0.0              0.0            5.5              12.3
     Other permanent items.......................         1.1              2.0            1.6               0.1
Realization of benefit from carryback............         0.0            (19.9)         (24.8)              0.0
Change in valuation allowance....................       (52.0)            26.8           29.5              19.2
                                                      -------            -----          -----             -----
Effective tax rate...............................         0.0%           (12.5)%        (24.8)%             0.0%
                                                      =======            =====          =====             =====

         The components of the net deferred tax assets are as follows (in thousands of dollars):

                                                                                           SEPTEMBER 30,
                                                               DECEMBER 31,        -----------------------------
                                                                   2001               2001                2000
                                                               ------------        ---------           ---------
Deferred tax liabilities:
     Insurance ......................................          $      --           $      --           $  (4,473)

Deferred tax assets:
     Asset valuation ................................             36,174              44,375              58,437
     Amounts relating to property and equipment .....             69,887              71,995              53,921
     Payroll and benefits ...........................             13,356              16,045              14,669
     Intangibles ....................................             16,743              16,743              33,072
     NOL carryforwards ..............................            320,461             316,610             297,415
     Accrued expenses ...............................              8,033               7,542              17,629
     Tax credits ....................................             14,280              14,013              13,092
     Insurance ......................................             31,206              24,852                  --
     Medicare timing differences ....................              8,790               8,272               2,063
     Other miscellaneous ............................              4,137               4,629              35,814
                                                               ---------           ---------           ---------
Total deferred tax assets ...........................            523,067             525,076             526,112
Less valuation allowance ............................           (523,067)           (525,076)           (521,639)
                                                               ---------           ---------           ---------
Net deferred tax assets .............................          $      --           $      --           $      --
                                                               =========           =========           =========

         The Company has established a valuation allowance which completely offsets all net deferred tax assets generated from the Company's net losses. The net change in the valuation allowance for deferred tax assets was a decrease of $2.0 million for the transition period ended December 31, 2001 and an increase of $3.4 million and $51.1 million for the fiscal years ended September 30, 2001 and 2000, respectively. The realization of prior year net operating loss ("NOL") carryback and further analysis of prior year acquisition items and asset valuation resulted in the addition of deferred taxes and corresponding valuation allowance in the amount of $28.2 million and $58.2 million during the fiscal years ended September 30, 2000 and 1999, respectively.

         The Company has NOL carryforwards of $795.2 million expiring at various dates through 2021. The net operating losses are subject to various limitations due to changes in ownership of the Company's subsidiary corporations during the year the associated losses were generated.

NOTE 18 COMMITMENTS AND CONTINGENCIES

     LEASES

         Certain of the Company's facilities are held under operating or capital leases. Expiration dates for most of the capital leases range from 2004 to 2009. Most of the Mariner Health capital leases expire during 2004 and have multiple five year renewal terms. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at fair market value. Facilities operating under capital leases are summarized as follows (in thousands of dollars):

                                                                                           SEPTEMBER 30,
                                                               DECEMBER 31,        -----------------------------
                                                                   2001               2001                2000
                                                               ------------        ---------           ---------
Facilities operating under capital leases ...........          $  41,190           $  41,152           $  41,035
Less accumulated amortization .......................            (13,729)            (12,996)            (11,723)
                                                               ---------           ---------           ---------
                                                               $  27,461           $  28,156           $  29,312
                                                               =========           =========           =========

         The Company previously entered into a $100.0 million leasing program (the "Synthetic Lease") to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. The Synthetic Lease is an unconditional "triple net" lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Company guarantees a minimum of approximately 83% of the residual value of the leased property and also has an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. At December 31, 2001 and September 30, 2001, approximately $65.4 million of the Synthetic Lease was utilized. At September 30, 2000, approximately $66.6 million of the Synthetic Lease was utilized. The Synthetic Lease is accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Senior Credit Facility and subsequently amended in May 1999 to reduce the commitment from $100.0 million to $80.0 million. The Synthetic Lease Facility contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. Since September 30, 1999, the Company has been in violation of certain of these financial covenants and as a result cannot currently make additional borrowings under the Synthetic Lease Facility. The Company ceased making rent payments under the Synthetic Lease in November 1999. The automatic stay protection afforded by the Chapter 11 Filings prevents any action from being taken outside the Chapter 11 Cases with respect to any defaults that may exist under the Synthetic Lease unless otherwise determined by the Bankruptcy Court. One consequence of the defaults under the Synthetic Lease was that the lessor under the Synthetic Lease, FBTC Leasing Corp., has been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities currently under construction. Under the terms of the Company DIP Financing, the Company is permitted to borrow and spend up to $8.8 million to complete such facilities.

         Rental expense, net of sublease rental income and amortization of unfavorable lease obligations, for all operating leases was $12.1 million for the transition period ended December 31, 2001 and $62.8 million, $80.6 million and $98.9 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Certain of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to twenty years), purchase options, and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates, or at amounts specified in the lease agreement. Sublease rental income was $0.8 million for the transition period ended December 31, 2001 and $4.6 million, $6.1 million and $7.6 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Contingent rent based primarily on revenues was $0.3 million for the transaction period ended December 31, 2001 and $2.1 million, $3.4 million and $3.2 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

         The table below presents a schedule of future minimum rental commitments and sublease income under noncancelable leases as of December 31, 2001 (in thousands of dollars):

                                                         SUBLEASE
                                             OPERATING    INCOME       CAPITAL
                                             ---------   --------     ---------
2002......................................   $ 40,152    $ (2,510)    $  7,318
2003......................................     34,127      (2,510)      11,101
2004......................................     31,052      (2,319)      48,831
2005......................................     26,011      (2,172)         139
2006......................................     20,399      (1,921)         130
Subsequent years..........................     57,990      (9,764)         302
                                             --------    --------     --------
Total minimum rental obligations..........   $209,731    $(21,196)      67,821
                                             ========    ========

Less amount representing interest.........                              (9,159)
                                                                      --------
Present value of capital leases...........                            $ 58,662
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

         The description of the principal terms set forth herein is intended to reflect the material concepts that have been part of the negotiations between the Company and the United States. The Company and the United States are working together to draft a mutually-acceptable settlement agreement and obtain all necessary approvals for the settlement to be effective. Any settlement agreement will be subject to Bankruptcy Court approval and become effective upon the Effective Date of the Joint Plan (if confirmed) and is anticipated to provide that: (i) all Medicare Claims and debts arising prior to the Petition Date will be released as between CMS and the Company; (ii) the United States will approve a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle ("Prudent Buyer Settlement"); the Company will waive its rights to collect any amounts due pursuant to the Prudent Buyer Settlement; CMS will adjust certain SNF PPS base year cost reports so that certain SNF cost reports with fiscal years ending December 31, 2001 and after are calculated accurately; (iii) CMS will pay the Company $3.0 million; (iv) the Department of Justice will release the Company from certain "covered conduct" alleged within 6 qui tam lawsuits and certain other disputes under the Federal False Claims Act;
(v) the Company will be responsible for any attorney fees sought by qui tam relators' counsel and any settlement will be negotiated by Company counsel; (vi) the United States will waive any claims for Medicare reimbursement for two voluntary disclosures made by the Company to the United States; the United States will also waive any Claims for Medicare reimbursement related to an OIG investigation; (vii) the Company will enter into a corporate integrity agreement ("CIA") with the OIG; this agreement is also under negotiation; (viii) the Company will reject and terminate certain provider agreements for discontinued operations in the home health and rehabilitation businesses; (ix) the Company and the United States will agree to a list of facilities that are included in this settlement; (x) all prepetition cost years (i.e., cost years ending on or before the Petition Date) will be fully and finally resolved by the settlement; accordingly, the Company will withdraw all pending challenges to CMS' determinations relating to these cost years, including, but not limited to, administrative appeals and requests for reopening; (xi) for cost years that span the Petition Date CMS will finally settle the cost reports for such "straddle" years, and the Company will retain its rights to appeal or request the reopening of such years, but any relief awarded to the Company relating to such years will be pro-rated so that the prepetition portion is waived and the postpetition portion is preserved; and (xii) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company will pay as an administrative expense any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

         The Company denies liability for the United States Claims. However, in order to avoid the delay, uncertainty, inconvenience and expense of protracted litigation, the parties have reached a negotiated settlement and compromise of the United States Claims. As mentioned above, the Global Settlement will only become effective on the Effective Date following confirmation by the Bankruptcy Court of the Joint Plan. In accordance with accounting principles generally accepted in the United States, the Company has recorded a charge of approximately $33.4 million principally relating to the qui tam actions pertaining to the Global Settlement in its statement of operations for the fourth quarter of the fiscal year ended September 30, 2001. If the Global Settlement becomes effective, certain of the matters described and identified below will be resolved.

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

         On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al. v. Donald C. Beaver, et al., case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. All defendants submitted Motions to Dismiss which were heard by the Court on September 15, 1999. The Court granted defendant Donald C. Beaver's Motion to Dismiss on December 6, 1999. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code and more particularly, ss. 362 of that Code, this matter was stayed on January 18, 2000. On or about April 19, 2000, plaintiffs filed an Amending Petition seeking to bring Donald C. Beaver back into the case as a defendant. Mr. Beaver has filed a

Motion to Dismiss the Amending Petition and no date for hearing has been set. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, section 362 of the Bankruptcy Code, all proceedings against the Company were stayed. However, in exchange for the Company's agreement to lift the stay, the plaintiffs have agreed to limit all recovery from the Company in this case to insurance proceeds.

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

         On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil False Claims Act against a Company subsidiary and another health care provider. The United States has not yet made its intervention decision in the case. The complaint alleges that the Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principal and interest had been made. False statements were allegedly submitted and fraudulent records created during the years 1992 through 1996. This action is expected to be settled as part of the Global Settlement.

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

         Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The United States had not yet made its intervention decision in either case when stays were entered, and the matters remain sealed. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's SNFs during the cost report years 1992 through 1999. The complaint seeks treble damages and penalties under the federal Civil False Claims Act, and attorneys fees and costs. These actions are expected to be settled as part of the Global Settlement.

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

         On December 13, 2001, the Company filed a motion to approve a settlement agreement with NCH, pursuant to which, among other things, (i) the Company would pay NCH $3.3 million in cash; (ii) the NCH Complaint and all other pleadings associated with the adversary proceeding would be dismissed, with prejudice; (iii) NCH would withdraw any proofs of claim that it has filed against the Company and any of its subsidiaries, which include a bankruptcy claim of at least $9.5 million in the Company's Chapter 11 Cases (which consists of an allegedly secured claim of at least $8.2 million and an alleged unsecured claim of at least $1.2 million), and an allegedly secured claim of at least $0.7 million in the Mariner Health Chapter 11 Cases; and (iv) NCH, on the one hand, and the Company and its subsidiaries, on the other, would exchange mutual releases. The NCH Settlement Motion was granted by the Bankruptcy Court following a hearing held on January 3, 2002. The settlement amount has been paid to NHC, and the settlement has been consummated.

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

         In addition to the Global Settlement discussed above, the Company has reached an agreement in principle with the State of Texas to resolve the claims of the Texas Department of Human Services ("TDHS") and Office of Attorney General ("TOAG"), including those for civil penalties and administrative penalties. The following description reflects the main terms of the agreement between the Company and the State of Texas, which is subject to Bankruptcy Court approval. A motion to approve the settlement, which attached a copy of the settlement agreement ("Texas Settlement Agreement"), was filed with the Bankruptcy Court and approved at a hearing held on February 27, 2002.

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

     LONG-TERM DEBT

         Due to the commencement of the Chapter 11 Cases, fair values at December 31, 2001, September 30, 2000 and September 30, 2001 for the outstanding debt instruments were unable to be estimated.

         The estimated values of the Company's financial instruments at December 31, 2001 and September 30, 2001 and 2000 are as follows (in thousands):

                                                                               SEPTEMBER 30,
                              DECEMBER 31,           ----------------------------------------------------------------
                                 2001                              2001                              2000
                      ---------------------------    ------------------------------       ---------------------------
                       CARRYING                          CARRYING                          CARRYING
                        AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                      ----------       ----------       ----------       ----------       ----------       ----------
Cash and cash
   equivalents ...    $  213,740        $213,740        $  209,050        $209,050        $  170,468        $170,468

Restricted
   investments ...    $   37,767        $ 37,767        $   32,831        $ 32,831        $   35,671        $ 35,671

Long-term debt ...    $2,112,418             N/A        $2,116,755             N/A        $2,147,756             N/A

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

         Approximately 81.8% of the Company's total revenues for the transition period ended December 31, 2001 are from the Medicare and Medicaid programs. Approximately 79.5%, 78.3% and 74.4% of the Company's total revenues for the fiscal years ended September 30, 2001, 2000 and 1999, respectively, are from the Medicare and Medicaid programs. In addition, the Company has significant accounts receivable whose collectibility is dependent upon the performance of these governmental programs. The Company also operates long-term care facilities in 24 states, 200 of which are located in Texas, Florida, North Carolina, California and Colorado. The Company does not believe there are significant credit risks associated with these governmental programs and that an adequate provision has been made for the possibility of these receivables proving uncollectible, which is continually monitored and adjusted as necessary. However, as laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation, there is at least a reasonable possibility that recorded estimates may change by a material amount in the near term.

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

     MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company primarily evaluates segment performance and allocates resources based on operating margin which basically represents revenues less operating expenses. The operating margin does not include regional and corporate overhead, depreciation and amortization, interest income, interest expense, reorganization items, income taxes, and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters and restructuring costs are also excluded from operating margin and not considered in the evaluation of segment performance. The Company accounts for intersegment revenues and provision of services at market prices. Asset information by segment, including capital expenditures, and net income (loss) beyond operating margins are not provided to the Company's chief operating decision maker.

     FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

         The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

         The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations of the APS Division, for the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001, 2000 and 1999 (in thousands of dollars):

                                               NURSING HOME                      THERAPY SERVICES
                                                 SERVICES           OTHER       (DISPOSED SEGMENT)     TOTAL
                                               ------------       ---------     ------------------  -----------
THREE MONTHS ENDED DECEMBER 31, 2001
Revenues from external customers .......        $  429,461        $  28,690         $     --        $   458,151
Intersegment revenues ..................                --               --               --                 --
Operating margin .......................            44,445          (15,863)              --             28,582
Depreciation and amortization ..........             9,089            1,957               --             11,046

FISCAL YEAR 2001
Revenues from external customers .......        $1,759,865        $ 112,270         $     --        $ 1,872,135
Intersegment revenues ..................                --               --               --                 --
Operating margin .......................           153,706          (95,829)              --             57,877
Depreciation and amortization ..........            37,454           11,945               --             49,399

FISCAL YEAR 2000
Revenues from external customers .......        $1,768,688        $ 110,619         $     --        $ 1,879,307
Intersegment revenues ..................                --               --               --                 --
Operating margin .......................           221,648         (147,277)              --             74,371
Depreciation and amortization ..........            39,552            9,683               --             49,235

FISCAL YEAR 1999
Revenues from external customers .......        $1,697,029        $  88,467         $205,367        $ 1,990,863
Intersegment revenues ..................                --         (101,265)         101,265                 --
Operating margin .......................            21,047         (453,659)         296,262           (136,350)
Depreciation and amortization ..........            55,619           41,523           10,364            107,506

NOTE 22 RELATED PARTY TRANSACTIONS

         The Company, through its Mariner Health subsidiary, currently leases 12 SNFs under operating and capital leases from certain organization in which a former board member of the Company, who resigned effective August 31, 2000, has a significant interest. Mariner Health originally entered into leases for 14 facilities and on March 30, 2000 and September 11, 2000, the Bankruptcy Court approved the rejection and termination of two of the leases. The Company made cash payments on such lease obligations of approximately $1.7 million for the transition period ended December 31, 2001 and $7.0 million, $6.9 million and $7.5 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

NOTE 23 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables summarize unaudited quarterly financial data for the fiscal years ended September 30, 2001 and 2000 (in thousands, except per share amounts):

                                                        FOURTH           THIRD          SECOND           FIRST
                                                        QUARTER         QUARTER         QUARTER         QUARTER
                                                       ---------       ---------       ---------       ---------
2001
Net revenues ....................................      $ 539,677       $ 394,439       $ 467,671       $ 470,348
Total costs and expenses ........................        580,327         377,944         454,699         450,687
                                                       ---------       ---------       ---------       ---------
Operating income (loss) .........................        (40,650)         16,495          12,972          19,661
Other income (expenses), net ....................        (16,573)        (21,843)          1,202         (10,133)
                                                       ---------       ---------       ---------       ---------
Income (loss) from continuing ...................        (57,223)         (5,348)         14,174           9,528
    operations before income taxes
Benefit for income taxes ........................         (4,807)             --              --              --
                                                       ---------       ---------       ---------       ---------
Income (loss) from continuing operations ........        (52,416)         (5,348)         14,174           9,528
Discontinued operations:
Income (loss) from operations of
    discontinued pharmacy division ..............            308             494            (517)            382
                                                       ---------       ---------       ---------       ---------
Net income (loss) ...............................      $ (52,108)      $  (4,854)      $  13,657       $   9,910
                                                       =========       =========       =========       =========

Earnings (loss) per share--basic and diluted:
Income (loss) from continuing
    operations ..................................      $   (0.71)      $   (0.07)      $    0.19       $    0.13
Income (loss) from discontinued
    operations ..................................           0.00            0.01           (0.01)           0.01
                                                       ---------       ---------       ---------       ---------
Net income (loss) ...............................      $   (0.71)      $   (0.07)      $    0.19       $    0.13
                                                       =========       =========       =========       =========

Shares used in computing earnings
    (loss) per share--basic and diluted .........         73,688          73,688          73,688          73,688
                                                       =========       =========       =========       =========

2000
Net revenues ....................................      $ 532,121       $ 449,385       $ 426,438       $ 471,363
Total costs and expenses ........................        536,001         443,347         433,668         472,851
                                                       ---------       ---------       ---------       ---------
Operating income (loss) .........................         (3,880)          6,038          (7,230)         (1,488)
Other income (expenses), net ....................        (10,681)          1,802          (7,977)        (52,238)
                                                       ---------       ---------       ---------       ---------
Income (loss) from continuing operations
     before income taxes ........................        (14,561)          7,840         (15,207)        (53,726)
Benefit for income taxes ........................        (19,374)             --              --              --
                                                       ---------       ---------       ---------       ---------
Income (loss) from continuing operations ........          4,813           7,840         (15,207)        (53,726)
Discontinued operations:
Income (loss) from operations of
    discontinued pharmacy division ..............        (59,524)         60,156           5,736          (9,073)
                                                       ---------       ---------       ---------       ---------
Net income (loss) ...............................      $ (54,711)      $  67,996       $  (9,471)      $ (62,799)
                                                       =========       =========       =========       =========

Earnings (loss) per share--basic and diluted:
Income (loss) from continuing
    operations ..................................      $    0.07       $    0.11       $   (0.21)      $   (0.73)
Income (loss) from discontinued
    operations ..................................          (0.81)           0.82            0.08           (0.12)
                                                       ---------       ---------       ---------       ---------
Net income (loss) ...............................      $   (0.74)      $    0.92       $   (0.13)      $   (0.85)
                                                       =========       =========       =========       =========

Shares used in computing earnings
    (loss) per share--basic and diluted .........         73,688          73,688          73,688          73,688
                                                       =========       =========       =========       =========

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        MARINER POST-ACUTE NETWORK, INC.
                             (DOLLARS IN THOUSANDS)

                                                 BALANCE                                     OTHER ADDITIONS  BALANCE
                                              BEGINNING OF     CHARGED TO    DEDUCTION FROM       FROM         END OF
                                                 PERIOD          INCOME         RESERVE        ACQUISITIONS    PERIOD
                                              ------------     ----------    --------------  ---------------  --------
THREE MONTHS ENDED DECEMBER 31, 2001
Allowance for doubtful accounts ........        $ 53,286           7,763               --           --        $ 61,049
                                                ========        ========         ========         ====        ========
Valuation allowance ....................        $525,076          (2,009)              --           --        $523,067
                                                ========        ========         ========         ====        ========

FISCAL YEAR 2001:
Allowance for doubtful accounts ........        $ 44,624          28,140          (19,478)          --        $ 53,286
                                                ========        ========         ========         ====        ========
Valuation allowance ....................        $521,639           3,437               --           --        $525,076
                                                ========        ========         ========         ====        ========

FISCAL YEAR 2000:
Allowance for doubtful accounts ........        $ 65,274          30,166          (50,816)          --        $ 44,624
                                                ========        ========         ========         ====        ========
Valuation allowance ....................        $470,557          51,082               --           --        $521,639
                                                ========        ========         ========         ====        ========

FISCAL YEAR 1999:
Allowance for doubtful accounts ........        $ 60,767         103,512          (99,005)          --        $ 65,274
                                                ========        ========         ========         ====        ========
Valuation allowance ....................        $ 70,252         400,305               --           --        $470,557
                                                ========        ========         ========         ====        ========