Form 10-Q
period 2002-03-31
MARINER HEALTH CARE INC
filed 2002-05-20
CIK 882287

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    0-49813
                             (Commission File No.)

                                 --------------

                           MARINER HEALTH CARE, INC.
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

                        MARINER POST-ACUTE NETWORK, INC.
                                 (Former name)

                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 20,000,000 shares of Common Stock of the registrant issued and outstanding as of May 13, 2002.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ] N/A [ ] (The registrant and its subsidiaries filed petitions under chapter 11 of the United States Bankruptcy Code on January 18, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 3, 2002, the Bankruptcy Court entered orders confirming the "Second Amended Joint Plan of Reorganization for Mariner Post-Acute Network, Inc, Mariner Health Group, Inc., and Their Respective Debtor Affiliates Dated February 1, 2002" (as modified on March 25, 2002 for Confirmation, the "Joint Plan"). The Joint Plan became effective on May 13, 2002.).

===============================================================================

                           MARINER HEALTH CARE, INC.

                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)

                                   FORM 10-Q

                                 MARCH 31, 2002

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I

Item 1.          Condensed Consolidated Financial Statements...............................................   1

Item 2.          Management Discussion and Analysis of Financial Condition and Results of Operations.......  18

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.................................  27

PART II

Item 1.          Legal Proceedings.........................................................................  27

Item 2.          Changes in Securities and Use of Proceeds.................................................  28

Item 3.          Defaults Upon Certain Securities..........................................................  28

Item 4.          Submission of Matters to a Vote of Security Holders.......................................  28

Item 5.          Other Information.........................................................................  28

Item 6.          Exhibits and Reports on Form 8-K..........................................................  28

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                      2002               2001
                                                                                   ----------         ----------
Net revenues ..............................................................        $  454,619         $  467,671

Costs and expenses:
   Salaries, wages and benefits ...........................................           280,574            288,177
   Nursing, dietary and other supplies ....................................            27,469             30,704
   Ancillary services .....................................................            27,746             26,608
   General and administrative .............................................            41,479             47,121
   Insurance ..............................................................            30,958             27,317
   Rent ...................................................................            11,774             17,178
   Depreciation and amortization ..........................................             8,901             11,755
   Provision for bad debts ................................................            13,035              5,868
                                                                                   ----------         ----------
     Total costs and expenses .............................................           441,936            454,728
                                                                                   ----------         ----------
Operating income ..........................................................            12,683             12,943

Other income (expenses):
   Interest expense (contractual interest for the three months ended
     March 31, 2002 and 2001 was $36,067 and $49,629, respectively) .......              (990)                --
   Interest income ........................................................               782                417
   Reorganization items ...................................................           (48,496)              (191)
   Other ..................................................................                54                976
                                                                                   ----------         ----------
(Loss) income from continuing operations before income taxes ..............           (35,967)            14,145

Provision for income taxes ................................................                --                 --
                                                                                   ----------         ----------
(Loss) income from continuing operations ..................................           (35,967)            14,145

Discontinued operations:
   Loss from operations of discontinued pharmacy operations ...............                --               (969)
   Gain on sale of discontinued pharmacy operations .......................            21,386                 --
                                                                                   ----------         ----------
Net (loss) income .........................................................        $  (14,581)        $   13,176
                                                                                   ==========         ==========

(Loss) earnings per share--basic and diluted:
   (Loss) income from continuing operations ...............................        $    (0.49)        $     0.20
   Discontinued operations:
        Loss from operations of discontinued pharmacy operations ..........                --              (0.02)
        Gain on sale of discontinued pharmacy operations ..................              0.29                 --
                                                                                   ----------         ----------
   Net (loss) income per share ............................................        $    (0.20)        $     0.18
                                                                                   ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                       2002                2001
                                                                                   -----------         ------------
                                                                                   (UNAUDITED)
                              ASSETS

Current assets:
   Cash and cash equivalents ..............................................        $   220,631         $   213,740
   Receivables, net of allowance for doubtful accounts of $70,663
     and $61,049 ..........................................................            234,196             238,736
   Inventories ............................................................              6,844               6,720
   Net assets of discontinued operations ..................................                 --              59,053
   Prepaid expenses and other current assets ..............................             28,291              34,628
                                                                                   -----------         -----------
     Total current assets .................................................            489,962             552,877

Property and equipment, net of accumulated depreciation of
   $354,697 and $356,926 ..................................................            394,088             412,965
Goodwill, net of accumulated amortization of $35,641 and $37,425 ..........            186,648             193,651
Restricted investments ....................................................             41,187              37,767
Other assets ..............................................................             25,893              25,095
                                                                                   -----------         -----------
                                                                                   $ 1,137,778         $ 1,222,355
                                                                                   ===========         ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ...................................        $        --         $        --
   Accounts payable .......................................................             71,512              66,217
   Accrued compensation and benefits ......................................             97,865              91,368
   Accrued insurance obligations ..........................................             27,260              24,725
   Other current liabilities ..............................................             48,458              22,926
                                                                                   -----------         -----------
     Total current liabilities ............................................            245,095             205,236

Liabilities subject to compromise .........................................          2,176,863           2,289,600

Long-term debt, net of current maturities .................................             59,688              59,688
Long-term insurance reserves ..............................................            115,213             107,734
Other liabilities .........................................................             18,739              22,785
Minority interest .........................................................              4,452               4,572
                                                                                   -----------         -----------
     Total liabilities ....................................................          2,620,050           2,689,615

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
     none issued ..........................................................                 --                  --
   Common stock, $.01 par value; 500,000,000 shares authorized;
     73,688,379 shares issued .............................................                737                 737
   Capital surplus ........................................................            980,952             980,952
   Accumulated deficit ....................................................         (2,463,959)         (2,449,378)
   Accumulated other comprehensive (loss) gain ............................                 (2)                429
                                                                                   -----------         -----------
     Total stockholders' deficit ..........................................         (1,482,272)         (1,467,260)
                                                                                   -----------         -----------
                                                                                   $ 1,137,778         $ 1,222,355
                                                                                   ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                      2002               2001
                                                                                   ----------         ----------
Cash flows from operating activities:
   Net (loss) income ......................................................        $  (14,581)        $   13,176
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization ......................................             8,901             11,755
       Equity earnings/minority interest ..................................               (54)              (976)
       Reorganization items ...............................................            48,496                191
       Provision for bad debts ............................................            13,035              5,868
       Loss from discontinued pharmacy operations .........................                --               (969)
       Gain on sale of discontinued pharmacy operations ...................           (21,386)                --
   Changes in operating assets and liabilities:
       Receivables ........................................................           (11,517)            (4,231)
       Inventories ........................................................              (426)              (264)
       Prepaid expenses and other current assets ..........................             5,079              2,105
       Accounts payable ...................................................              (409)             1,617
       Accrued liabilities and other current liabilities ..................            (1,060)            (5,962)
   Changes in long-term insurance reserves ................................            10,010             14,095
   Other ..................................................................            (2,970)             8,983
                                                                                   ----------         ----------
 Net cash provided by operating activities of continuing operations
     before reorganization items ..........................................            33,118             45,388
                                                                                   ----------         ----------

Net cash provided by discontinued pharmacy operations .....................                --              3,623
                                                                                   ----------         ----------

   Payment of reorganization items, net ...................................           (10,132)           (12,968)
                                                                                   ----------         ----------

Cash flows from investing activities:
   Purchases of property and equipment ....................................            (9,819)            (7,446)
   Disposition of assets ..................................................            90,253              2,518
   Restricted investments .................................................            (3,851)             1,340
   Other ..................................................................                69                131
                                                                                   ----------         ----------
Net cash provided (utilized) by investing activities ......................            76,652             (3,457)

Cash flows from financing activities:
   Repayment of prepetition long-term debt ................................           (92,247)           (11,263)
   Payment of deferred financing fees .....................................              (500)                --
   Other ..................................................................                --                 11
                                                                                   ----------         ----------
Net cash utilized by financing activities .................................           (92,747)           (11,252)
                                                                                   ----------         ----------
Increase in cash and cash equivalents .....................................             6,891             21,334

Cash and cash equivalents, beginning of year ..............................           213,740            182,352
                                                                                   ----------         ----------
Cash and cash equivalents, end of period ..................................        $  220,631         $  203,686
                                                                                   ==========         ==========

   The accompanying notes are an integral part of these financial statements

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1   NATURE OF BUSINESS

     REPORTING ENTITY

         Mariner Health Care, Inc. (the "Company," f/k/a Mariner Post-Acute Network, Inc.) provides post-acute health care services, primarily through the operation of its skilled nursing facilities ("SNFs"). All references to the "Company" herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At March 31, 2002, the Company's significant operations consisted of 307 SNFs, including 9 stand-alone assisted living facilities, in 23 states with approximately 37,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets, which represents the Company's only reportable operating segment. The Company also operates 13 owned, leased, or managed long-term acute care ("LTAC") hospitals in 4 states with approximately 670 licensed beds. See Note 11 for financial information about the Company's reportable segments.

         Until January 6, 2002, the Company also operated approximately 31 institutional pharmacies and four distribution centers located in 17 states, servicing more than 1,400 affiliated and third-party long-term care centers (the "APS Division"). During the quarter ended December 31, 2001, the Company, including certain of its subsidiaries, received the approval of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to sell the APS Division, which transaction was consummated on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States. See Note 4.

     PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

         On January 18, 2000 (the "Petition Date"), the Company, excluding one of its direct subsidiaries, Mariner Health Group, Inc. ("Mariner Health"), and its direct and indirect subsidiaries, the "MPAN Debtors," and Mariner Health and its direct and indirect subsidiaries (collectively, the "MHG Debtors") filed voluntary petitions for relief (collectively, the "Chapter 11 Filings") in the Bankruptcy Court under chapter 11 title 11 of the United States Code (the "Bankruptcy Code"), thus commencing the chapter 11 cases (the "Chapter 11 Cases"). On March 25, 2002, the Bankruptcy Court held a hearing on confirmation of the Company's joint plan of reorganization filed on February 1, 2002 (as modified at the confirmation hearing and including the related Disclosure Statement and other exhibits as attachments thereto, the "Joint Plan"). The Joint Plan became effective on May 13, 2002 (the "Effective Date"). In connection with its emergence from bankruptcy, the Company changed its name to Mariner Health Care, Inc. See Note 3.

NOTE 2   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the costs described in Note 3, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

       During the three months ended March 31, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. These financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company (see Note 3). Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. These financial statements do not include any adjustments that will result from the resolution of the Chapter 11 Cases or other matters discussed in the accompanying notes. In connection with its emergence from bankruptcy, the Company will adopt the fresh start accounting provisions of SOP 90-7 in the second quarter of 2002, which will result in the revaluation of assets and liabilities to reflect the provisions of the Joint Plan. Management believes this adoption will change materially the amounts currently recorded in these financial statements.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the three months ended December 31, 2001 included in the Company's Transition Report on From 10-K for the transition period from October 1, 2002 to December 31, 2002 filed with the SEC.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. However, due to the Chapter 11 Cases, the Company cannot currently estimate the impact these impairment tests will have on its consolidated financial position, results of operations, or cash flows until after the adoption of the fresh start accounting provisions of SOP 90-7 during the second quarter of 2002.

         In accordance with the adoption of SFAS 142, the Company discontinued amortizing goodwill effective January 1, 2002. The following table sets forth the impact on the Company's earnings for the three months ended March 31, 2001 relating to the adoption of SFAS 142.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                     2001
                                                              ------------------
         Reported net income .............................        $   13,176

         Add back: goodwill amortization .................             3,037
                                                                  ----------
         Adjusted net income .............................        $   16,213
                                                                  ==========

         Earnings per share - basic and diluted:
         Reported net income .............................        $     0.18
         Goodwill amortization ...........................              0.04
                                                                  ----------
         Adjusted net income .............................        $     0.22
                                                                  ==========

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

NOTE 3   PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     CHAPTER 11 CASES

         As previously noted, on the Petition Date, the Company and substantially all of its subsidiaries filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 title 11 of the Bankruptcy Code. On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the "Debtors") filed an initial version of the Joint Plan with the Bankruptcy Court. The Joint Plan was amended on December 14, 2001, and again on February 1,

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2002. The Bankruptcy Court approved the Disclosure Statement related to the Joint Plan on February 1, 2002 and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court was held on March 25, 2002, in connection with which the Joint Plan was further amended. The Bankruptcy Court confirmed the Joint Plan, as amended in connection with confirmation, in orders dated April 3, 2002. The Effective Date of the Joint Plan was May 13, 2002.

         In connection with the emergence from bankruptcy, the Company entered into a $297.0 million senior credit facility, dated as of the Effective Date, (the "Exit Facility") with a group of various lenders. The Exit Facility provided funds to satisfy certain obligations of the Company to its creditors under the Joint Plan and will provide funds for general working capital purposes, and for permitted acquisitions. In addition, the Company issued $150.0 million in secured notes to certain senior secured lenders in connection with the treatment of their claims under the Joint Plan. See Note 12.

     JOINT PLAN OF REORGANIZATION

         The Joint Plan resulted from many months of good faith and arm's length negotiations among representatives of the Debtors, the lenders under the MPAN Debtors' prepetition senior secured credit facility (the "MPAN Senior Credit Facility Claim Holders"), the lenders under the MHG Debtors' prepetition senior secured credit facility (the "MHG Senior Credit Facility Claim Holders"), the committee of unsecured creditors in the MPAN Debtors' Chapter 11 Cases (the "MPAN Committee"), and the committee of unsecured creditors in the MHG Debtors' Chapter 11 Cases.

         The Joint Plan provided for the substantive consolidation of the MPAN Debtors' estates, and for the separate substantive consolidation of the MHG Debtors' estates. Accordingly, any claims against and assets of a particular MPAN Debtor as of the Effective Date were deemed to be claims against and assets of all of the MPAN Debtors, and any claims against and assets of a particular MHG Debtor as of the Effective Date were deemed to be claims against and assets of all of the MHG Debtors. Notwithstanding the foregoing, substantive consolidation did not affect the validity of any creditor's perfected and unavoidable interest in property of the Debtors' estates (such as validly perfected liens). In addition, the Bankruptcy Court's orders confirming the Joint Plan provide that the determinations regarding substantive consolidation do not apply to claims arising after the Joint Plan's Effective Date.

         As a result of the consummation of the Joint Plan, the Company has one capital structure, and the MPAN Debtors and the MHG Debtors no longer operate separately, except with respect to the resolution of claims in their respective Chapter 11 Cases. The MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders received the substantial majority of the equity in the Company following its reorganization (the "Reorganized Company"). See below.

         General unsecured creditors of the MPAN Debtors (other than holders of the Company's formerly issued and outstanding $275.0 million principal amount 9.5% Senior Subordinated Notes due 2007 and $294.0 million principal amount 10.5% Senior Subordinated Discount Notes due 2007, collectively, the "MPAN Senior Subordinated Notes") will receive on account of their allowed unsecured claims pro rata distributions from the MPAN Debtors' general unsecured claims distribution fund, which consists of approximately 2% of the Reorganized Company's common stock, par value $.01 per share (the "New Common Stock"), issued on the Effective Date; and additional warrants to purchase approximately 2% of the New Common Stock. Holders of MPAN Senior Subordinated Notes will receive pro rata distributions from the MPAN Senior Subordinated Note distribution fund, which also consisted of approximately 2% of the New Common Stock and additional warrants to purchase approximately 2% of the New Common Stock. General unsecured creditors of the MHG Debtors and holders of Mariner Health's formerly issued and outstanding $150.0 million principal amount Senior Subordinated Notes due 2004 will receive on account of their allowed claims pro rata distributions from the MHG Debtors' unsecured claims distribution fund, which consists of cash in an amount equal to the lesser of (i) $7.5 million, or
(ii) such amount as may be necessary to fund a 5% distribution to the foregoing holders of allowed claims. Holders of punitive damage claims and securities damages claims will receive no distributions under the Joint Plan on account of such claims.

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The Debtors' principal prepetition secured lender groups (the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders) became the majority owners of the Reorganized Company, receiving, in the aggregate, distributions of approximately 96% of the shares of New Common Stock as of the Effective Date, in addition to cash and $150.0 million newly issued secured debt (see Note 12.) Certain of the Debtors' SNFs were encumbered by mortgage debt owing to third parties other than the MPAN Senior Credit Facility Claim Holders and MHG Senior Credit Facility Claim Holders (the "Project Lenders"). Most Project Lenders received consensual treatment as provided in the Joint Plan, which included, among other things, (i) a cash payment of $11.5 million in satisfaction of mortgages on three SNFs; (ii) a cash payment of approximately $0.5 million and the restructuring of mortgages on two SNFs; (iii) an agreement to surrender six SNFs and certain other collateral in satisfaction of mortgages on those SNFs (see Note 5); and (iv) an agreement to surrender two other SNFs in satisfaction of mortgages on those SNFs. In addition, the Joint Plan proposes treatment for one other Project Lender, which treatment, if approved by the Bankruptcy Court, will consist of (a) a cash payment in an amount necessary (if any) to provide the Project Lender with a loan-to-collateral-value ratio of 80% (the "Cash Pay Down"); and (b) a new mortgage note in an amount equal to the balance of the respective allowed secured claim after the Cash Pay Down. The particular Project Lender and the Company have agreed to defer resolution of the Joint Plan's treatment of the claim, notwithstanding confirmation of the Joint Plan, so as to enable the parties to attempt to negotiate a consensual treatment. There can be no assurances that the parties will reach agreement, or that the Bankruptcy Court will approve the proposed treatment of the claim under the Joint Plan.

         Most other creditors holding allowed secured claims were, or will be, unimpaired, paid in full, or have their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims were, or will be, paid in full.

         The holders of preferred stock, common stock, and options to purchase common stock of the Company prior to the Effective Date did not, and will not, receive any distributions under the Joint Plan. Following the Effective Date, Mariner Health was merged out of existence and its direct or indirect subsidiaries remained direct or indirect subsidiaries of the Reorganized Company as set forth in a corporate restructuring program implemented by the Company in connection with the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation, and other matters that will affect the rights of creditors and equity holders.

     DEBTOR-IN-POSSESSION FINANCING AGREEMENTS

         In connection with the Chapter 11 Filings, the MPAN Debtors obtained a commitment for $100.0 million in debtor-in-possession ("DIP") financing (the "MPAN DIP Financing") from a group of lenders led by JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank, "Chase"), which was subsequently replaced by Foothill Capital Corporation as administrative agent. The MHG Debtors also obtained a commitment for $50.0 million in DIP financing (the "MHG DIP Financing" and together with the MPAN DIP Financing, the "DIP Financings") from a group of lenders led by PNC Bank, National Association ("PNC"). In January 2001, the commitment under the MPAN DIP Financing was reduced from $100.0 million to $50.0 million, and the commitment under the MHG DIP Financing was reduced from $50.0 million to $25.0 million.

         Interest was payable on the principal amount outstanding under the MPAN DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase plus three percent (3%) payable monthly in arrears. Interest was payable on the principal amount outstanding under the MHG DIP Financing at a per annum rate of interest equal to the "base rate" of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which was 250 basis points. The obligations of the MPAN Debtors under the MPAN DIP Financing were jointly and severally guaranteed by each of the MPAN Debtors and were secured by liens and security interests on substantially all of the real property and personal property assets of the MPAN Debtors; the obligations of the MHG Debtors under the MHG DIP Financing were jointly and severally guaranteed by each of the MHG Debtors and were secured by liens and security interests on all or substantially all of the real property and personal property assets of the MHG Debtors. The DIP Financings contained customary representations, warranties, and other affirmative and restrictive covenants. At March 31, 2002, there were no outstanding borrowings under either of the DIP Financings except for approximately $4.7 million of letters of credit issued under

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

the MPAN DIP Financing and $7.9 million of letters of credit issued under the MHG DIP Financing, which was collateralized by $8.3 million of cash in a collateral account with PNC that was not available for other purposes. Both the MPAN DIP Financing and the MHG DIP Financing were terminated on the Effective Date, at which time there were also no outstanding borrowings under either of the DIP Financings. Approximately $12.6 million in outstanding letters of credit issued for the account of the Debtors prior to the Effective Date under the DIP Financings were terminated upon consummation of the Joint Plan and were cash collateralized in accordance with the Joint Plan as a condition to its consummation.

     GENERAL

         On the Petition Date, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits, and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, utilities, and patient obligations. All other prepetition liabilities at March 31, 2002 and December 31, 2001 are classified as liabilities subject to compromise.

     LIABILITIES SUBJECT TO COMPROMISE

         "Liabilities subject to compromise" refers to liabilities incurred prior to the Chapter 11 Filings. These liabilities, consisting primarily of long-term debt and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Joint Plan, and other events. Payment terms for these amounts are set forth in the Joint Plan. A summary of the principal categories of claims classified as liabilities subject to compromise at March 31, 2002 and December 31, 2001 are as follows (in thousands of dollars):

                                                      MARCH 31,        DECEMBER 31,
                                                         2002              2001
                                                     -----------       ------------
                                                     (UNAUDITED)
Long-term debt ..............................        $1,949,996         $2,052,730
Accounts payable ............................            89,825             95,911
Accrued interest ............................            79,959             79,959
Accrued insurance obligations ...............            86,268             86,268
Other accrued liabilities ...................             3,068              7,706
Deferred loan costs .........................           (32,253)           (32,974)
                                                     ----------         ----------
                                                     $2,176,863         $2,289,600
                                                     ==========         ==========

         Primarily all liabilities subject to compromise would have been classified as current liabilities at March 31, 2002 and December 31, 2001 if the Chapter 11 Filings had not been filed.

         In accordance with SOP 90-7, effective January 18, 2000, the Company discontinued accruing interest relating to its debt facilities currently classified as liabilities subject to compromise. Contractual interest was $36.1 million and $49.6 million for the three months ended March 31, 2002 and 2001, respectively, which is $35.1 million and $49.6 million in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2002 and 2001, respectively. Interest expense for the three months ended March 31, 2002 and 2001 represents interest paid on certain capital leases and other miscellaneous indebtedness.

     REORGANIZATION ITEMS

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 Filings. Reorganization items included in the accompanying unaudited condensed

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

consolidated statements of operations for the three months ended March 31, 2002 and 2001 consist of the following (in thousands of dollars):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                      2002               2001
                                                                                   ----------         ----------
Professional fees .........................................................        $   28,041         $   11,272
DIP financing fees ........................................................               376              1,080
Other reorganization costs ................................................             7,783              2,874
Net loss (gain) on divestitures ...........................................            12,775            (12,777)
Gain on settlement of prepetition accounts payable ........................                --                (69)
Interest earned on accumulated cash resulting from Chapter 11 Filings .....              (479)            (2,189)
                                                                                   ----------         ----------
                                                                                   $   48,496         $      191
                                                                                   ==========         ==========

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

         In response to the APS Sale Motion, an overbid for the assets of the APS Division was received from Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, "Omnicare"). As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction by both Genesis and Omnicare, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, at the conclusion of the hearing on the APS Sale Motion, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant asset purchase agreement and expected to be finalized in the Company's fiscal year ended December 31, 2002) and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division. As a result of the selection of Omnicare as the purchaser of the assets of the APS Division, Genesis became entitled to its full $1.7 million break-up fee, $0.5 million of which was paid on December 11, 2001 with the remaining $1.2 million paid on January 19, 2002. The Company consummated the sale of the APS Division on January 6, 2002 and realized a gain on the sale during the first quarter of 2002 of approximately $21.4 million.

         APS continues to serve approximately 216 of the Company's facilities through contractual arrangements. Likewise, Genesis provides pharmaceutical supplies and services and related consulting services to the approximately 58 SNFs that were operated by one of the Company's wholly owned subsidiaries, GranCare, Inc.

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

("GranCare"), as a result of an agreement with a predecessor of Genesis at the February 1997 sale of GranCare's institutional pharmacy business. In connection with the Company's Chapter 11 Cases, Genesis asserted arrearages under executory contracts in amounts approximating $22.0 million, plus an unspecified amount of liquidated damages that would be owing in the event the contracts with Genesis were terminated. Pursuant to a settlement agreement approved by the Bankruptcy Court, (a) the contracts with Genesis were assumed, as modified, by entering into uniform and restated agreements for a term of 18 months; (b) pricing relief was granted; (c) cure amounts were limited to a single claim in the amount of $6.0 million which, rather than being paid in cash, was instead allowed as a general unsecured claim in the MPAN Debtors' Chapter 11 Cases; and
(d) mutual releases were exchanged, with Genesis waiving any claims in the Debtors' Chapter 11 Cases for liquidated damages, administrative expenses, or otherwise, and limiting its administrative expenses to amounts due for goods sold and services rendered.

         The Company has reclassified its prior consolidated financial statements to present the operating results of the APS Division as a discontinued operation. Operating results for the APS Division for the three months ended March 31, 2001 are as follows (in thousands of dollars):

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                              2001
                                                                       ------------------
         Net revenues .............................................        $   53,112

         Total costs and expenses .................................            53,611
                                                                           ----------
         Operating loss ...........................................              (499)

         Other expenses ...........................................              (470)
                                                                           ----------
         Loss from operations of discontinued pharmacy operat$ ....              (969)
                                                                           ==========

         The assets and liabilities of such operations to be discontinued consisted of the following at December 31, 2001 (in thousands of dollars):

                                                                 DECEMBER 31,
                                                                     2001
                                                                 ------------
                                                                   (AUDITED)
         Receivables .....................................        $   26,792
         Inventories .....................................            13,007
         Prepaid expenses and other current assets .......               749
         Property and equipment, net .....................            11,315
         Goodwill, net ...................................             8,966
         Other assets ....................................             1,526
         Liabilities subject to compromise ...............            (1,458)
         Other liabilities ...............................            (1,844)
                                                                  ----------
         Net assets of discontinued operations ...........        $   59,053
                                                                  ==========

NOTE 5   DIVESTITURES

         During the three months ended March 31, 2002, the Company completed the sale or divestiture of approximately 10 owned or leased SNFs and certain assets, which resulted in a net loss of approximately $2.5 million and is included in net loss (gain) on divestitures within reorganization items. In addition, effective April 3, 2002, the Company divested itself of 6 facilities, which resulted in a net loss of approximately $10.3 million and is included in net loss (gain) on divestitures within reorganization items for the three months ended March 31, 2002. See Note 3. These 16 facilities reported net revenues of approximately $10.6 million and $13.3 million for the three months ended March 31, 2002 and 2001, respectively. The Company anticipates that in the aggregate, these divestitures will improve operating results in the future.

         During the three months ended March 31, 2001, the Company completed the sale or divestiture of approximately 11 owned or leased SNFs and certain assets, which resulted in a net gain of approximately

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

$12.8 million. These facilities reported net revenues of approximately $4.1 million for the three months ended March 31, 2001. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

NOTE 6   REVENUES

         The Company has agreements with third-party payors that provide for payments to the Company's SNFs. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenues are reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements.

         A summary of approximate net revenues by payor type for the three months ended March 31, 2002 and 2001 is as follows (in thousands of dollars):

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             ------------------------
                                               2002            2001
                                             --------        --------
         Medicaid ...................        $217,254        $226,167
         Medicare ...................         156,839         143,831
         Private and other ..........          80,526          97,673
                                             --------        --------
                                             $454,619        $467,671
                                             ========        ========

NOTE 7   COMPREHENSIVE INCOME

         Comprehensive (loss) income includes net (loss) income, as well as charges and credits to stockholders' equity (deficit) not included in net
(loss) income. The components of comprehensive (loss) income, net of income taxes, consist of the following (in thousands of dollars):

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -------------------------
                                                                                    2002             2001
                                                                                  --------         --------
         Net (loss) income ...............................................        $(14,581)        $ 13,176
         Net unrealized (losses) gains on available-for-sale securities ..            (431)             152
                                                                                  --------         --------
         Comprehensive (loss) income .....................................        $(15,012)        $ 13,328
                                                                                  ========         ========

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                      2002               2001
                                                                                   ----------         ----------
Numerator for basic and diluted (loss) income per share:
   (Loss) income from continuing operations ...............................        $  (35,967)        $   14,145
   Discontinued operations:
     Loss from operations of discontinued pharmacy operations .............                --               (969)
     Gain on sale of discontinued pharmacy operations .....................            21,386                 --
                                                                                   ----------         ----------
   Net (loss) income ......................................................        $  (14,581)        $   13,176
                                                                                   ==========         ==========

Denominator:
   Denominator for basic (loss) income per share--weighted average
     shares ...............................................................            73,688             73,688
   Effect of dilutive securities--stock options ...........................                --                 --
                                                                                   ----------         ----------
   Denominator for diluted (loss) income per share--adjusted weighted
     average shares and assumed conversions ...............................            73,688             73,688
                                                                                   ==========         ==========

(Loss) earnings per share--basic and diluted:
   (Loss) income from continuing operations ...............................        $    (0.49)        $     0.20
   Discontinued operations:
     Loss from operations of discontinued pharmacy operations .............                --              (0.02)
     Gain on sale of discontinued pharmacy operations .....................              0.29                 --
                                                                                   ----------         ----------
   Net (loss) income per share ............................................        $    (0.20)        $     0.18
                                                                                   ==========         ==========

         The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

NOTE 9   INCOME TAXES

         Due to the Company's net operating loss carryforwards, the Company does not expect to pay income taxes regarding any net profits generated during the current fiscal year. Subsequent to the Company's emergence from bankruptcy, the Company will incur income tax expense on profits generated from operations. Additionally, the Company has not reduced its deferred asset valuation allowance due to the continuing uncertainty of future profitability.

NOTE 10  LITIGATION

         As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation and claims asserted against the Company. Management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. In certain states in which the Company has significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation for which insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

         From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of their respective businesses. In the opinion of management, except as described below, there are currently no proceedings which, individually, if determined adversely to the Company, and after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company's financial position or results of operations. Although the Company believes that any of the proceedings not discussed below will not individually have a material adverse impact on the Company if determined adversely to the Company, settling a large number of cases within the Company's $1.0 million self-insured retention limit could have a material adverse effect on the Company.

         The Company and its subsidiaries have reached a settlement with the United States to resolve certain United States Claims against the Company and its subsidiaries arising prior to the Petition Date (the "Global Settlement"). United States Claims are those claims or causes of action against the Company asserted by or on behalf of the United States (including all of its agencies, departments, agents, fiscal intermediaries, employees, assigns, or third parties under 31 U.S.C. ss. 3730(b) or (d), and also including all qui tam actions) seeking payments, damages, offsets, recoupments, penalties, attorneys' fees, costs, expenses of any kind, or other remedies of any kind: (i) under the False Claims Act, 31 U.S.C. ss.ss. 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. ss. 1320a-7a; and the Program Fraud Civil Remedies Act, 31 U.S.C. ss.ss. 3801-3812; and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, under the TRICARE Program, 10 U.S.C. ss.ss. 1071-1106, or any other federal health program; (iii) for civil monetary penalties imposed pursuant to 42 U.S.C. ss. 1395i-3(h)(2)(B)(ii) and 42 U.S.C. ss. 1396r(h)(2)(A)(ii) or other applicable law; (iv) arising under any provider agreement or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid, and other federal health programs (as defined in 42 U.S.C. ss. 1320a-7b(f) and under 42 U.S.C. ss. 1320a-7(b) and 42 U.S.C. ss. 1320a-7a). The Global Settlement was approved by the Bankruptcy Court on April 3, 2002.

         Among other things, the Global Settlement provided that: (i) all Medicare Claims and debts arising prior to the Petition Date were released as between the Centers for Medicare and Medicaid Services ("CMS") and the Company;
(ii) the United States approved a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle ("Prudent Buyer Settlement"); the Company waived its rights to collect any amounts due pursuant to the Prudent Buyer Settlement; CMS adjusted certain Medicare prospective payment system ("PPS") base year cost reports so that certain SNF cost reports with fiscal years ending December 31, 2001 and after are calculated accurately;
(iii) CMS will pay the Company $3.0 million; (iv) the Department of Justice released the Company from certain "covered conduct" alleged within 6 qui tam lawsuits and certain other disputes under the Federal False Claims Act; (v) the Company is responsible for any attorney fees sought by qui tam relators' counsel and any settlement will be negotiated by Company counsel; (vi) the United States waived any claims for Medicare reimbursement for two voluntary disclosures made by the Company to the United States; the United States also waived any Claims for Medicare reimbursement related to an Office of Inspector General ("OIG") investigation; (vii) the Company entered into a corporate integrity agreement ("CIA") with the OIG; (viii) the Company rejected and terminated certain provider agreements for discontinued operations; (ix) the Company and the United States agreed to a list of facilities that are included in this settlement; (x) all prepetition cost years (i.e., cost years ending on or before the Petition Date) were fully and finally resolved by the settlement; accordingly, the Company withdrew all pending challenges to CMS' determinations relating to these cost years, including, but not limited to, administrative appeals and requests for reopening; (xi) for cost years that span the Petition Date CMS will finally settle the cost reports for such "straddle" years, and the Company will retain its rights to appeal or request the reopening of such years, but any relief awarded to the Company relating to such years will be pro-rated so that the prepetition portion is waived and the postpetition portion is preserved; and (xii) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company will pay as an administrative expense any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The Company denies liability for the United States Claims. However, in order to avoid the delay, uncertainty, inconvenience and expense of protracted litigation, the parties have reached a negotiated settlement and compromise of the United States Claims. The Global Settlement became effective on April 3, 2002. In accordance with accounting principles generally accepted in the United States, the Company has recorded a charge of approximately $33.4 million principally relating to the qui tam actions pertaining to the Global Settlement in its statement of operations for the fourth quarter of the fiscal year ended September 30, 2001.

         On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw and proof of claim filed in the bankruptcy and move the dismissal of this action.

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

         On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw and proof of claim filed in the bankruptcy and move the dismissal of this action.

         On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw and proof of claim filed in the bankruptcy and move the dismissal of this action.

         On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil False Claims Act against a Company subsidiary and another health care provider. The complaint alleges that the

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principal and interest had been made. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw and proof of claim filed in the bankruptcy and move the dismissal of this action.

         On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East Health Care Center, one of the Company's SNFs. The subpoena requests medical records and other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoena. The Company is cooperating with the investigation and has retained experienced counsel to assist in responding to the subpoena and to advise the Company with respect to this investigation. This investigation is still in its preliminary stages. Civil aspects of this investigation have been settled as part of the Global Settlement.

         On approximately June 8, 1999, December 13, 2000, and October 16, 2001, the OIG issued subpoenas duces tecum to Mariner of Catonsville, one of the Company's SNFs. The subpoenas request medical records pertaining to residents and employment and business records. The subpoenas also request other broad categories of documents. The Company has produced a substantial amount of documents responsive to the subpoenas. This investigation has been resolved as part of the Global Settlement.

         In connection with negotiating the Global Settlement, the Company was apprised of an action entitled United States ex rel. Carroll. v. Living Centers of America, et al., No. 97-cv-2606 (M.D. Fla.). This matter involves claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The complaint alleges that certain of the Company's facilities engaged in fraudulent practices which resulted in their filing false claims with the federal government in connection with reimbursement for durable medical supplies under the Medicare program. The complaint also alleges that certain of the Company's facilities engaged in a reimbursement scheme whereby the facility entered into an illegal referral arrangement involving waiver of co-insurance payments. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw and proof of claim filed in the bankruptcy and move the dismissal of this action.

         Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's SNFs during the cost report years 1992 through 1999. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw and proof of claim filed in the bankruptcy and move the dismissal of this action.

         On June 11, 2001, one of the Company's insurance carriers ("Royal") commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal seeks, among other things, certain declaratory judgments that Royal is not required to insure, in whole or in part, certain of the personal injury claims falling under two policies of general liability and professional liability insurance issued to the Company's subsidiary, Mariner Health, by Royal. In particular, the adversary proceeding raised the following issues, among others: (i) in cases alleging multiple injuries or "continuing wrongs," what event triggers coverage; (ii) in such cases, whether one or more self-insured retentions apply before coverage becomes available; (iii) whether Royal has to drop down to provide "first dollar" coverage under one policy; and (iv) with respect to a policy cancelled by Royal on July 31, 1999, long before the policy would have expired by its terms, whether the aggregate self-insured retention should be prorated due to the cancellation.

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

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

         In addition to the Global Settlement discussed above, the Company has reached agreements with various states to resolve prepetition claims of overpayments paid to the Company in excess of which it was entitled in connection with services rendered, including civil and administrative penalties. The settlements provide for, among other things, repayment of approximately $8.4 million to the states and all Medicaid claims and debts arising prior to the Petition Date were released between individual states and the Company.

NOTE 11       SEGMENT INFORMATION

         The Company has one reportable segment, nursing home services, which provides long-term healthcare through the operation of skilled nursing and assisted living facilities in the United States. The "Other" category includes the Company's non-reportable segments, primarily its LTAC hospitals, corporate items not considered to be an operating segment, and eliminations.

         The Company primarily evaluates segment performance and allocates resources based on operating margin, which basically represents revenues less operating expenses. The operating margin does not include regional and corporate overhead, depreciation and amortization, interest income, interest expense, reorganization items, income taxes, and extraordinary items. Gains or losses on sales of assets and certain items, including impairment of assets, legal and regulatory matters, and restructuring costs, are also excluded from operating margin and not considered in the evaluation of segment performance. Asset information by segment, including capital expenditures, and net income (loss) beyond operating margins by segment are not provided to the Company's chief operating decision maker.

                           MARINER HEALTH CARE, INC.
                  (FORMERLY MARINER POST-ACUTE NETWORK, INC.)
       (DEBTOR-IN-POSSESSION FROM JANUARY 18, 2000 THROUGH MAY 13, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations of the APS Division, for the three month periods ended March 31, 2002 and 2001 (in thousands of dollars):

                                           NURSING HOME
                                             SERVICES       OTHER         TOTAL
                                           ------------   --------      --------
THREE MONTHS ENDED MARCH 31, 2002

Revenues from external customers             $426,915     $ 27,704      $454,619
                                             ========     ========      ========

Operating margin                             $ 35,137     $(13,553)     $ 21,584
Depreciation and amortization                   8,046          855         8,901

                                             --------     --------      --------
Operating income (loss)                      $ 27,091     $(14,408)     $ 12,683
                                             ========     ========      ========


THREE MONTHS ENDED MARCH 31, 2001

Revenues from external customers             $439,428     $ 28,243      $467,671
                                             ========     ========      ========

Operating margin                               34,975      (10,277)       24,698
Depreciation and amortization                   8,897        2,858        11,755

                                             --------     --------      --------
Operating income (loss)                      $ 26,078     $(13,135)     $ 12,943
                                             ========     ========      ========


NOTE 12       SUBSEQUENT EVENTS

         On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into a Credit and Guaranty Agreement with a group of various lenders, which established (a) a revolving line of credit of $85.0 million (the "Revolving Credit Facility"); and (b) term loan facilities of $212.0 million (the "Term Loans" and collectively with the Revolving Credit Facility, the "Exit Facility"). The Revolving Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit.

         Outstanding loans under the Exit Facility bear interest, at the Company's election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar rate loans. The applicable margin for loans under the Revolving Credit Facility are subject to adjustment in the future in accordance with a performance-based grid. The Exit Facility is guaranteed by substantially all of the Company's subsidiaries and is secured by liens and security interest on substantially all of the Company's real property and personal property assets. The Exit Facility also requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA, maximum total leverage and senior leverage ratios, and maximum capital expenditures.

         Proceeds of loans made under the Revolving Credit Facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of the Company's eligible accounts receivable and a percentage of the real property collateral value of substantially all of the Company's SNFs. No borrowings or letters of credit were outstanding under the Revolving Credit Facility as of May 13, 2002.

         Proceeds of the Term Loans were used to fund our obligations under the Joint Plan and to pay in cash all or a portion of certain claims of prepetition senior credit facility lenders and mortgage lenders. At May 13, 2002, the interest rate on the Term Loans was 5.22%. The Term Loans amortize in quarterly installments at a rate of 1% per year, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at the Company's option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in the Company's business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in the Company's business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of the Company's consolidated excess cash flow.

         On the Effective Date, and in connection with the consummation of the Joint Plan, the Company entered into an indenture (the "Indenture") with The Bank of New York, as trustee, pursuant to which we issued $150.0 million of senior secured notes due in 2009 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at a 3-month eurodollar rate, adjusted quarterly, plus 5.5%. At May 13, 2002, the interest rate payable under the Senior Secured Notes was 7.47%. The Senior Secured Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at the Company's option. The Indenture includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. Such obligations are secured by liens and security interests in the same collateral as that pledged to secure the Exit Facility. However, the liens and security interests benefiting the Senior Secured Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Exit Facility.

         On May 13, 2002, the Company filed a registration statement with the SEC on Form 8-A to register the New Common Stock under Section 12(g) of the Exchange Act. The Form 8-A also registered the Company's warrants to purchase New Common Stock issued pursuant to the Joint Plan. In addition, the Form 8-A disclosed that the Company had filed its Third Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of capital stock to 90,000,000, with 80,000,000 shares reserved for issuance as common stock, par value $.01 per share, and 10,000,000 shares reserved for issuance as preferred stock, par value $.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying unaudited condensed consolidated financial statements set forth certain data with respect to the financial position, results of operations, and cash flows of our company which should be read in conjunction with the following discussion and analysis. The terms "company," "we," "our," and "us," refer to Mariner Health Care, Inc. (f/k/a/ Mariner Post-Acute Network, Inc.) and its direct and indirect subsidiaries.

Overview

         We are one of the largest providers of long-term health care services in the United States. We provide these services through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. At March 31, 2002, we operated 307 SNFs in 23 states with approximately 37,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets. We also operated 13 owned, leased, or managed long-term acute care, or LTAC, hospitals with approximately 670 licensed beds in 4 states. See Note 11 of the accompanying unaudited condensed consolidated financial statements for financial information about our company's only reportable segment.

         Inpatient services provided at our SNFs are our primary service offering and account for over 90% of our revenues and cash flows. Through our SNFs, we provide 24-hour care to patients requiring skilled nursing services including assistance with activities of daily living, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from a short-term, acute-care hospital when the patients' condition warrants more intensive care than can be provided in a typical nursing facility.

         On January 6, 2002, we consummated the sale of our institutional pharmacy services business, or the APS Division, to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC, or, collectively, Omnicare. Accordingly, the APS Division has been reflected as a discontinued operation and is not included in the year to year comparisons presented below. See Note 4 of the accompanying unaudited condensed consolidated financial statements.

         At a meeting of our Board of Directors duly called and held on December 13, 2001, our Amended and Restated Bylaws were amended to change our fiscal year end to December 31.

    Reorganization.

         On January 18, 2000, we filed voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, thus commencing the chapter 11 cases, or the Chapter 11 Cases. Our financial difficulties were primarily attributable to fundamental changes in governmental reimbursement policies, including the Medicare program's transition from a cost-based reimbursement system to a prospective payment system, or PPS. These changes resulted in revenue declines that despite our efforts to reduce costs and adjust operations prohibited us from servicing our then existing financing arrangements.

         On March 25, 2002, the Bankruptcy Court held a hearing regarding confirmation of our joint plan of reorganization filed on February 1, 2002, or, as modified at the confirmation hearing and including the related Disclosure Statement, exhibits, and attachments, the Joint Plan. The Joint Plan became effective on May 13, 2002, or the Effective Date. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a summary of the Joint Plan, which is qualified in its entirety by reference to the Joint Plan filed as an exhibit to our Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2001. In connection with our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc.

         On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into a $297.0 million senior credit facility with a group of various lenders, consisting of $212.0 million of term loans, or the Term Loans, and a $85.0 million revolving line of credit, or the Revolving Credit Facility. The Term Loans and the Revolving Credit Facility are referred to collectively as the Exit Facility. The Exit Facility provided funds to satisfy certain obligations to our creditors under the Joint Plan and will provide funds for general working capital purposes and for permitted acquisitions. See "Capital Resources" below.

    Basis of Presentation

         During the three months ended March 31, 2002, we operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the accompanying unaudited condensed consolidated financial statements have been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", or SOP 90-7, and accounting principles generally accepted in the United States applicable to a going concern, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that will result from the resolution of the Chapter 11 Cases or other matters discussed in the accompanying notes. In connection with our emergence from bankruptcy, we will adopt the fresh start accounting provisions of SOP 90-7 in the second quarter of 2002, which will result in the revaluation of assets and liabilities to reflect the provisions of the approved Joint Plan. Management believes the adoption of the fresh start accounting provision of SOP 90-7 will change materially the amounts currently recorded in the accompanying unaudited condensed consolidated financial statements.

         The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and notes thereto for our Transition Report on Form 10-K for the transition period from October 1, 2001 through December 31, 2001, filed with the Securities and Exchange Commission.

Results of Operations

         The following table sets forth the approximate percentage of our net revenues derived from the various sources of payment and certain operating data for our SNFs for the periods indicated.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                     -----------------------------------
                                                                2002         2001
                                                     -----------------------------------
 Medicaid                                                       47.8%        48.3%
 Medicare                                                       34.5%        30.8%
 Private and other                                              17.7%        20.9%

 Total average residents                                      31,429       35,646
 Weighted average licensed beds available for use             36,391       40,621
 Weighted average occupancy                                     86.4%        87.8%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

    Net Revenues.

         Net revenues totaled $454.6 million for the three months ended March 31, 2002, a decrease of $13.1 million, or 2.8%, as compared to the three months ended March 31, 2001. Net revenues for nursing home services accounted for $426.9 million, or 93.9%, of total net revenues for the three months ended March 31, 2002 as compared to $439.4 million, or 94.0%, for the three months ended March 31, 2001. Revenues for nursing home services are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix. Although net revenues for nursing home services experienced a decrease of approximately $12.5 million, or 2.8%, net revenues of our SNFs, excluding facilities that have already been divested, increased by approximately $26.0 million, or 6.5%, which translates into an increase in revenue per patient day of approximately 7.6%. The increase resulted from numerous factors, including a 5.4% increase in Medicare reimbursement rates in connection with the recent legislative relief provided by Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999, or BBRA, and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, which mitigated the final year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 7.4% in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. These increases were offset by a decrease in revenues during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 of approximately $38.5 million due to the impact of the divestiture of facilities during the past twelve months. We anticipate that, in the aggregate, these divestitures will improve operating results in the future (see Note 5 of the accompanying unaudited condensed consolidated financial statements).

    Costs and expenses.

       Total costs and expenses decreased $12.8 million, or 2.8%, from $454.7 million for the three months ended March 31, 2001 to $441.9 million for the three months ended March 31, 2002. The decrease is attributable to numerous factors, including decreases in salaries, wages and benefits of $7.6 million, general and administrative expenses of $5.6 million and rent expense of $5.4 million. Salaries, wages, and benefits, which comprise 63.5% and 63.4% of total costs and expenses for the three months ended March 31, 2002 and 2001, respectively, decreased by $7.6 million primarily as a result of the facilities divested during the past twelve months. The decrease in salaries, wages, and benefits resulting from the divestitures are partially offset by an increase in wages. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. The decrease in general and administrative expenses of $5.6 million during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted mainly from our continued efforts to reduce overhead costs. The decrease in rent expense from $17.2 million for the three months ended March 31, 2001 to $11.8 million for the three months ended March 31, 2002 was primarily a result of the divestiture of facilities during the past twelve months. The decreases in these costs were partially offset by an increase in provision for bad debts of $7.2 million, which primarily resulted from a re-evaluation of our allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables related to facilities which have been divested.

    Interest Expense.

         Interest expense totaled $1.0 million for the three months ended March 31, 2002 as compared to $0.0 million for the three months ended March 31, 2001. In accordance with SOP 90-7, we discontinued accruing interest relating to our debt obligations currently classified as liabilities subject to compromise. Contractual interest for the three months ended March 31, 2002 and 2001 was $36.1 million and $49.6 million, which is $35.1 million and $49.6 million, respectively, in excess of interest expense included in the accompanying unaudited condensed consolidated financial statements.

    Reorganization items.

         Reorganization items, which consist of income, expenses and other costs directly related to our reorganization since the Chapter 11 Filings, increased approximately $48.3 million from $0.2 million for the three months ended March 31, 2001 to $48.5 million for the three months ended March 31, 2002. The increase is primarily attributable to an increase of $16.8 million for professional fees incurred in connection with the various aspects of the Chapter 11 Cases, including, among other things, filing of the Joint Plan. The remaining increase in reorganization items is attributable to net losses on divestitures during the three months ended March 31, 2002 of $12.8 million as compared to net gains on divestitures during the three months ended March 31, 2001 of $12.8 million. See Note 3 of the accompanying unaudited condensed consolidated financial statements.

    Discontinued Operations.

         The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. During the three months ended March 31, 2002, we recorded a gain on the sale of the APS Division of approximately $21.4 million. Loss from operations of discontinued pharmacy operations was approximately $1.0 million for the three months ended March 31, 2001. See Note 4 of the accompanying unaudited condensed consolidated financial statements.

Seasonality

         Our revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third-party payment rate changes, the number of work days in the period, and seasonal census cycles.

Liquidity and Capital Resources of the Company

    Cash Flows.

         Cash and cash equivalents were $220.6 million at March 31, 2002 as compared to $213.7 million at December 31, 2001. See the unaudited Condensed Consolidated Statements of Cash Flows in the accompanying unaudited condensed consolidated financial statements. During the three months ended March 31, 2002, there was an increase in cash and cash equivalents of $6.9 million as compared to an increase in cash and cash equivalents of $21.3 million during the three months ended March 31, 2001.

         Cash provided by operating activities of continuing operations before reorganization items was $33.1 million for the three months ended March 31, 2002 as compared to $45.4 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, receivables increased approximately $11.5 million due to multiple factors including seasonal cycles and timing of third-party payments. Long-term insurance reserves increased approximately $10.0 million resulting from the provision for the current period and reduction in claims settled due to the automatic stay protection afforded by the Bankruptcy Code. We believe that cash flows from operations, along with available borrowings under our new Exit Facility, are sufficient to meet our current liquidity needs.

         Cash provided by investing activities was $76.7 million for the three months ended March 31, 2002 as compared to $3.5 million utilized by investing activities for the three months ended March 31, 2001. Cash provided by investing activities during the three months ended March 31, 2002 consisted of the net proceeds from the disposition of assets of $90.3 million, primarily related to the sale of the APS Division (see Note 4 of the accompanying unaudited condensed consolidated financial statements), as compared to $2.5 million of proceeds from the disposition of assets for the three months ended March 31, 2001. Cash flows from investing activities also included the utilization of $9.8 million related to capital expenditures for the three months ended March 31, 2002 as compared to $7.4 million for the three months ended March 31, 2001.

         Cash utilized by financing activities was $92.7 million for the three months ended March 31, 2002 as compared to $11.3 million for the three months ended March 31, 2001. Cash utilized by financing activities for the three months ended March 31, 2002 and 2001 primarily represents principal repayments of prepetition long-term debt, including repayments made against our prepetition senior credit facility as a result of the application of a majority of the cash proceeds received from the disposition of assets and adequate protection payments with regard to certain mortgaged facilities and notional amounts related to certain capital equipment leases. The increase in repayments for the three months ended March 31, 2002 as compared to March 31, 2001 primarily resulted from increased repayments made against our prepetition senior credit facilities as a result of the application of a majority of the cash proceeds received from the sale of the APS Division during the three months ended March 31, 2002 (see Note 4 of the accompanying unaudited condensed consolidated financial statements).

    Capital Resources.

         Exit Facility. On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into a Credit and Guaranty Agreement with a group of various lenders, which established (a) a revolving line of credit of $85.0 million, or the Revolving Credit Facility; and (b) term loan facilities of $212.0 million, or the Term Loans. The Term Loans and the Revolving Credit Facility are collectively referred to as the Exit Facility. The Revolving Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit.

         Outstanding loans under the Exit Facility bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar rate loans. The applicable margin for loans under the Revolving Credit Facility are subject to adjustment in the future in accordance with a performance-based grid. The Exit Facility is guaranteed by substantially all of our subsidiaries and is secured by liens and security interest on substantially all of our real property and personal property assets. The Exit Facility also requires us to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA, maximum total leverage and senior leverage ratios, and maximum capital expenditures.

         Proceeds of loans made under the Revolving Credit Facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings or letters of credit were outstanding under the Revolving Credit Facility as of May 13, 2002.

         Proceeds of the Term Loans were used to fund our obligations under the Joint Plan and to pay in cash all or a portion of certain claims of prepetition senior credit facility lenders and mortgage lenders. At May 13, 2002, the interest rate on the Term Loans was 5.22%. The Term Loans amortize in quarterly installments at a rate of 1% per year, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at our option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in our business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in our business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of our company's consolidated excess cash flow.

         Senior Secured Notes. On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into an indenture with The Bank of New York, as trustee, pursuant to which we issued $150.0 million of senior secured notes due in 2009, or the Senior Secured Notes. The Senior Secured Notes bear interest at a 3-month eurodollar rate, adjusted quarterly, plus 5.5%. At May 13, 2002, the interest rate payable under the Senior Secured Notes was 7.47%. The Senior Secured Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. Such obligations are secured by liens and security interests in the same collateral as that pledged to secure the Exit Facility. However, the liens and security interests benefiting the Senior Secured Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Exit Facility.

         Other Secured Indebtedness. One of our wholly owned subsidiaries, Professional Health Care Management, Inc., or PHCMI, is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc., or Omega, that was restructured as part of the Chapter 11 Cases. The loan, or the Omega Loan, bears interest at a rate of 11.57% per annum and is guaranteed by all 14 subsidiaries of PHCMI and is secured by liens and security interests on all or substantially all of the real property and personal property of PHCMI and such subsidiaries, or the PHCMI Entities, including 9 SNFs located in Michigan and 3 others in North Carolina, or the Omega Facilities. The Omega Loan constitutes non-recourse indebtedness to the rest of the legal entities of Mariner Health Care, Inc. excluding PHCMI, or the MHC Entities. None of the MHC Entities have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI's issued and outstanding capital stock. In addition, none of the PHCMI Entities have guaranteed either the Exit Facility or the Senior Secured Notes, nor have they pledged their assets for such indebtedness. The Omega Loan restricts the extent to which PHCMI can incur other indebtedness, including intercompany indebtedness from PHCMI's shareholders.

         The Omega Facilities are managed by one of our wholly owned subsidiaries under a management agreement, or the PHCMI Management Agreement, which pays the manager a monthly management fee equal to 5% of gross revenues, plus an annual incentive management fee equal to 75% of free cash flow from the Omega Facilities. The remaining 25% of free cash flow from the Omega Facilities is paid annually to Omega as an amendment fee. The PHCMI Management Agreement expires by its terms on August 31, 2005, subject to two successive extension options unilaterally exercisable by the manager, the first being a three-year extension term, and the second being a two-year extension term.

         At May 13, 2002, we also had approximately $21.3 million in outstanding letters of credit under credit facilities terminated upon consummation of the Joint Plan. The terminated letters of credit were cash collateralized in accordance with the Joint Plan as a condition to its consummation.

    Omega Settlement.

         In light of the non-recourse nature of the Omega Loan beyond the PHCMI Entities and the stock of PHCMI that was pledged to Omega, our management, in consultation with representatives of the agent for our prepetition senior credit facilities (participants in which became the owners of the vast majority of the equity of our reorganized company under the Joint Plan), concluded that it would be appropriate to structure an option to sell a 51% interest in

PHCMI. To that end, prior to the Effective Date, one of our wholly owned subsidiaries, GranCare, Inc., or GranCare, as the sole shareholder of PHCMI, entered into a Share Purchase Agreement dated as of September 1, 2001, or SPA, with PHCMI and an unaffiliated investor, Nexion Health BKC, Inc., or Nexion. Pursuant to the SPA, GranCare received an option to sell Nexion 51% of the issued and outstanding capital stock of PHCMI and attendant control rights. The transaction described in the prior sentence is referred to in this document as the "PHCMI Majority Equity Sale."

         Upon exercise of its option under the SPA and the consummation of the PHCMI Majority Equity Sale, the PHCMI Management Agreement will be modified in certain respects, including for the purpose of reducing the annual incentive management fee payable to the manager from 75% of the free cash flow of the Omega Facilities to 70%. The annual amendment fee to Omega equal to 25% of the Omega Facilities' free cash flow would continue. See "-Other Secured Indebtedness", above.

         Furthermore, upon exercise of such option, a shareholder's agreement will become operative between GranCare and Nexion, referred to as the PHCMI Shareholder's Agreement. The board of directors of PHCMI will be controlled by Nexion, which will have the right to appoint a majority of that board. The business and affairs of PHCMI will be controlled by the board of directors through majority vote. We, as affiliated minority shareholder, however, will retain certain "protective rights" through the unanimous board of directors approval requirement for certain enumerated acts or transactions. Matters requiring unanimous PHCMI board approval include, among other things, certain mergers, asset acquisitions or sales, changes in the type of business conducted by the PHCMI Entities, optional prepayments of the Omega Loan, organizational document amendments, certain debt incurrences and certain extraordinary dividends and distributions.

         Other provisions of the PHCMI Shareholder's Agreement granted GranCare a right of first refusal to purchase any Omega Facility under certain circumstances, if they became the subject of a bona fide third party purchase offer, and also granted an option, or the GranCare Majority Equity Repurchase Option, to purchase Nexion's 51% equity stake in PHCMI on December 1, 2004, or if such option is not exercised on December 1, 2004, then on any business day after August 31, 2005. The aggregate price at which such option can be exercised is equal to the product of 51% of the average distributable cash flow of PHCMI for the three years immediately preceding the stock buy-back, multiplied by five.

         Prior to exercise of the GranCare Majority Equity Repurchase Option, Nexion would be entitled to receive from PHCMI a monthly preferred distribution equal to 51% of the "return on equity" Medicaid reimbursement for the three Omega Facilities in North Carolina, subject to a $130,000 minimum annual distribution.

         Nexion, a subsidiary of Nexion Health, Inc. based near Baltimore, Maryland, is an independent operator of SNFs and is wholly unrelated to us and our affiliates. The SPA, the PHCMI Shareholder's Agreement, the PHCMI Management Agreement, and all other documents relating to the PHCMI Majority Equity Sale were negotiated by us at arms length with Nexion and Omega. Omega and the Bankruptcy Court have approved the PHCMI Majority Equity Sale.

         Although the Omega Loan constitutes non-recourse indebtedness as to the MHC Entities other than the PHCMI Entities, the assets and liabilities of PHCMI, including the Omega Loan, are currently reflected on our consolidated balance sheet. The PCHMI Majority Equity Sale was structured to deleverage our company with the objective of removing the Omega Loan, together with the other assets and liabilities of the PCHMI Entities, from our consolidated balance sheet. However, there can be no assurance that we will be able to remove the assets and liabilities of the PCHMI Entities from our consolidated balance sheet if the PHCMI Majority Equity Sale is consummated. In light of recent events, management has been advised that the requirements necessary to achieve off-balance sheet accounting treatment are currently being reevaluated. Even if the PHCMI Majority Equity Sale is consummated and off balance sheet accounting treatment is available, we would be still be required to reflect on our consolidated balance sheet our residual 49% share of the net assets and/or net liabilities of the PCHMI Entities, including any indebtedness, pursuant to the equity method of accounting. The option under the SPA to trigger the PHCMI Majority Interest Sale was scheduled to expire on the Effective Date. However, pursuant to an agreement with Nexion, the option under the SPA to trigger the PHCMI Majority Interest Sale was extended to August 15, 2002.

    Healthcare Regulatory Matters.

         The Balanced Budget Act contains numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by $115.0 billion and $13.0 billion, through the end of 2001 and 2002, respectively. Approximately 50% of the savings were achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on us. Since the passage of the Balanced Budget Act, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for SNFs under the Medicare PPS. However, certain increases in Medicare reimbursement provided for under the BBRA will terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services. On April 3, 2002, CMS issued a press release announcing that these RUG refinements will not be implemented for the fiscal year beginning October 1, 2002; as a result, CMS estimates that nursing homes will receive an estimated $1.0 billion in temporary add-on payments in the next fiscal year. Although the RUG refinements have been delayed at least one year, certain other increases provided for under the BIPA and the BBRA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with the provisions of BIPA and BBRA that will sunset in October 2002 will have a material adverse effect on the Company. Our company's management preliminarily estimates that these occurrences will result in a loss of revenue of approximately $35.0 million in fiscal year 2003. While we are hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted.

         CMS also is moving towards replacing the reasonable cost-based payment system for LTAC hospitals, or LTCHs, with a PPS, as mandated by the BBRA and subsequently refined by BIPA. On March 22, 2002, CMS published a LTCH PPS proposed rule that would use information from LTCH patient records to classify patients into distinct long-term care diagnosis-related groups, or LTC-DRGs, based on clinical characteristics and expected resource needs. Separate per-discharge payments would be calculated for each DRG. CMS plans to publish the final LTCH PPS rule by August 2002, and the new system is to be effective October 1, 2002. The new system would be phased in over five years, with reimbursement based on a blend of federal rates and cost-based reimbursement during the transition period, although certain facilities could elect to immediately adopt the full federal rates. If the Secretary for Health and Human Services, or the Secretary, is unable to implement the per-discharge LTCH PPS by October 1, 2002, BIPA requires the Secretary to implement a PPS for these hospitals using existing acute hospital DRGs that have been modified where feasible to account for resource use of LTCH patients, using the most recently available hospital discharge data for such services furnished on or after that date. Because the rulemaking has not been finalized, we cannot predict the ultimate impact the new system will have on the LTACs we operate.

         Our primary sources of revenue are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998 and thereafter, the federal Medicare program converted to PPS for SNF services. Since the end of the third quarter of 1999, all of our SNFs have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. Payments for nursing facility services that are provided to Medicaid recipients are paid at rates that are set by each individual state's Medicaid program.

         For cost reporting periods that ended before the implementation of PPS, the facilities were (and to the extent final cost reports for prior periods are not settled, still are) reimbursed under Medicare on the basis of reasonable and necessary costs as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation. All outstanding pre-petition cost reports were settled in connection with the Global Settlement.

         Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect our revenues and profitability. Changes in reimbursement rates, including the implementation of Medicare PPS, have adversely affected us resulting in significantly lower Medicare revenues than we would have received under the previous cost-based payment methodology.

    Other Factors Affecting Liquidity and Capital Resources.

         Although we have seen a reduction in our labor costs over the course of the last year through the divestiture of facilities and various business lines, as well as corporate overhead reductions, this reduction has been partially offset by wage increases for various nursing staff positions in certain markets in which we plan to continue operations. While this has not yet had a material adverse effect on our operations, there can be no assurance that an increase in nursing staff wages will not have such an effect in the future. We believe that these increases are a result of a decrease in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry. We have experienced increased staffing requirements in order to maintain compliance with various Medicare and Medicaid programs. We anticipate that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of younger nursing staff candidates to fill anticipated vacancies. We are exploring ways in which to address this problem, including recruiting labor from overseas and providing incentives for nurses to remain in our employment.

         We have experienced an increasing trend in the number and severity of litigation claims asserted against us. Our management believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. We also believe that there has been, and will continue to be, an increase in governmental investigatory activity of long-term care providers, particularly in the area of false claims. While we believe that we provide quality care to the patients in our facilities and materially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on us. See "-Legal Proceedings."

         Insurance costs in the long-term care industry for general liability and professional liability coverage, or GL/PL, particularly in Florida and Texas where we maintain significant operations, continue to rise at a dramatic rate. Significant increases in the number of claims and the amount of an average claim continue. Insurance markets have responded to this significant increase by severely restricting the availability of long-term care GL/PL coverage. As a result of the changes described above, fewer companies are engaged in insuring long-term care companies; and those that do offer insurance coverage do so at a very high cost. This is in large part a result of plaintiff lawyer activity in certain markets in which we operate. We anticipate that these trends will continue, and that GL/PL costs will continue to increase. These increases have already had an adverse effect on our operations. No assurance can be given that our GL/PL costs will not continue to rise, or that GL/PL coverage will be available to us in the future.

         We currently purchase excess liability insurance only and maintain an unaggregated $1.0 million self-insured retention per claim. Prior to July 31, 1999, our liability insurance policies included aggregated stop loss features limiting our out-of-pocket exposure. With stop loss insurance unavailable to us, the expected direct costs have continued to increase. This increased exposure will have a delayed negative effect on our operating cash flow as claims develop over the next several years.

         We currently maintain two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, GL/PL, and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of our company.

         We also have significant rent obligations relating to our leased facilities. Without giving any effect to any potential restructuring of current rent obligations, our total rent obligations were approximately $11.8 million for the three months ended March 31, 2002, $17.2 million for the three months ended March 31, 2001, and are estimated to be approximately $47.2 million for the year ended December 31, 2002. We have rejected approximately 54 leases of office space no longer required by our existing operations or formerly used in discontinued or divested business lines.

         Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. Capital expenditures totaled $9.8 million for the three months ended March 31, 2002, $7.4 million for the three months ended March 31, 2001, and are estimated to be approximately $25.0 million for the year ended December 31, 2002. Capital expenditures in the three month periods ended March 31, 2002 and 2001 were financed through internally generated funds.

         In connection with the Joint Plan, we have undertaken a corporate restructuring that will result in certain of our SNFs becoming subject to applicable state and federal change of ownership ("CHOW") rules that may have the effect of stopping or delaying the payment of amounts owed to us in respect of the provision of services to Medicare and Medicaid patients. Although we do not believe that the application of CHOW rules will result in a material adverse effect on our cash flows, financial performance or results of operations, no assurances can be made in this regard.

Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002. However, due to the Chapter 11 Cases, we cannot currently estimate the impact these impairment tests will have on our consolidated financial position, results of operations, or cash flows until after the adoption of the fresh start accounting provisions of SOP 90-7 during the second quarter of 2002.

         In accordance with the adoption of SFAS 142, we discontinued amortizing goodwill effective January 1, 2002. The following table sets forth the impact on our earnings for the three months ended March 31, 2001 relating to the adoption of SFAS 142.


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                       2001
                                                                 ---------------
Reported net income ........................................     $        13,176

Add back: goodwill amortization ............................               3,037
                                                                 ---------------
Adjusted net income ........................................     $        16,213
                                                                 ===============

Earnings per share - basic and diluted:
Reported net income ........................................     $          0.18
Goodwill amortization ......................................                0.04
                                                                 ---------------
Adjusted net income ........................................     $          0.22
                                                                 ===============


    Cautionary Statements

       Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of federal law. Such forward-looking statements reflect our management's beliefs and assumptions and are based on information currently available to our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:


-  our existing and future indebtedness;

- changes in Medicare, Medicaid and certain private payors' reimbursement levels;

- existing government regulations and changes in, or the failure to comply with, governmental regulations;

-  our adoption of "fresh start" accounting;

- the ability to effectively implement our revised business plan, including measures designed to enhance margins;

-  our plan to increase density in target markets;

-  legislative proposals for health care reform;

-  competition;

-  the ability to attract and retain qualified personnel at a reasonable cost;

- changes in current trends in the cost and volume of general and professional liability claims;

- possible investigations or proceedings against us initiated by states or the federal government;

-  state regulation of the construction or expansion of health care providers;

-  litigation;

-  unavailability of adequate insurance coverage on reasonable terms; and

- an increase in senior debt or reduction in cash flow upon our purchase or sale of assets.

         All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. We disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expect," "anticipate," "contemplate," "estimate," "believe," "plan," "project," "predict," "potential," or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including the factors described above and elsewhere in this quarterly report. Such factors may cause our actual results to differ materially from any forward-looking statement.

       Forward-looking statements are only predictions. The forward-looking events discussed in this quarterly report may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not applicable.


                                    PART II

ITEM 1.      LEGAL PROCEEDINGS

         As is typical in the healthcare industry, we are and will be subject to claims that our services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services us than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject us to the risk of litigation. We have experienced an increasing trend in the number and severity of litigation and claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which we have significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that we will not be liable for punitive or other damages awarded in litigation for which insurance coverage is not available. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While we believe that we provide quality care to the patients in our facilities and we materially comply with all applicable regulatory requirements a materially adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on us.

         From time to time, we have been party to various legal proceedings in the ordinary course of business. In our opinion, except for the approval of the Global Settlement by the Bankruptcy Court as noted in Note 10 of the accompanying unaudited condensed consolidated financial statements, there have been no material developments in the litigation matters set forth in our Transition Report on Form 10-K for the period October 1, 2002 to December 31, 2001.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with our emergence from bankruptcy we adopted our Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. The documents described in the prior sentence are referred to collectively in this document as the "Charter Documents." The Charter documents have the effect of modifying the rights of our common stock, par value $.01 per share, which is registered under the Securities Exchange Act of 1934, as amended. A description of how the rights of our common stock holders were modified by the Charter Documents is contained in the Registration Statement on Form 8-A filed by us with the Securities and Exchange Commission on May 13, 2002, which description is incorporated by reference into this quarterly report.

ITEM 3.      DEFAULTS UPON CERTAIN SECURITIES

         On January 18, 2000, the company and substantially all of our subsidiaries filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 title 11 of the Bankruptcy Code. As a result, during the period covered by the quarterly report, no principal or interest payments were made on prepetition indebtedness with the exception of repayments made against our senior credit facilities as a result of the application of a majority of the cash proceeds received from the disposition of assets and adequate protection payments with regard to certain mortgaged facilities and notional amounts related to certain capital equipment leases.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.      OTHER INFORMATION

       Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBITS
--------
4.1      Warrant Agreement, dated as of May 13, 2002 between Mariner Health
         Care, Inc. and American Stock Transfer & Trust Company, as Warrant
         Agent.

4.2 Indenture, dated as of May 13, 2002, among Mariner Health Care, Inc., the Guarantors listed on Schedule I thereto, and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured Notes due 2009.

4.3      Form of Note issued in connection with the Indenture, dated as of May
         13, 2002, among Mariner Health Care, Inc., the Guarantors listed on
         Schedule I thereto, and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured
         Notes due 2009.

4.4      Form of Common Stock Certificate for the Common Stock of Mariner Health
         Care, Inc., par value, $.01 per share.

10.1 Equity Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc., and OCM Administrative Services II,
         L.L.C.

10.2 Debt Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc. and OCM Administrative Services II,
         L.L.C.

10.3     Credit and Guaranty Agreement dated as of May 13, 2002 among Mariner
         Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., and
         UBS Warburg LLC, as Joint Lead Arrangers, Goldman Sachs Credit Partners
         L.P., as Syndication Agent, General Electric Capital Corporation, as
         Collateral Monitoring Agent and Documentation Agent, and UBS AG
         Stamford Branch, as Administrative Agent, with respect to $297,000,000
         Senior Secured Credit Facilities.

10.4 Pledge and Security Agreement dated as of May 13, 2002 between each of Mariner Health Care, Inc., and the other Grantors party thereto, and Residential Funding Corporation d/b/a GMAC-RFC Health Capital, as the
         Joint Collateral Agent.

10.5 Intercreditor and Collateral Agency Agreement dated as of May 13, 2002 among (i) Residential Funding Corporation d/b/a GMAC-RFC Health
         Capital, as Joint Collateral Agent thereunder, (ii) UBS AG, Stamford
         Branch, in its capacity as Administrative Agent, the Bank of New York, as trustee under the Rollover Note Indenture referred to therein, and Mariner Health Care, Inc.

(b)  Reports on Form 8-K

         On April 3, 2002 we filed a Current Report on Form 8-K announcing that the Bankruptcy Court had confirmed the Joint Plan. This Form 8-K also announced that we entered into a commitment letter for the senior exit facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      MARINER HEALTH CARE, INC.
                                      (Registrant)

                                  By: /s/ William C. Straub
                                      -------------------------------------
                                      William C. Straub
                                      Senior Vice President and
                                      Chief Accounting Officer (Principal
                                      Financial and Accounting Officer)

Date:    May 20, 2002

EXHIBITS
--------
4.1      Warrant Agreement, dated as of May 13, 2002 between Mariner Health
         Care, Inc. and American Stock Transfer & Trust Company, as Warrant
         Agent.

4.2 Indenture, dated as of May 13, 2002, among Mariner Health Care, Inc., the Guarantors listed on Schedule I thereto, and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured Notes due 2009.

4.3      Form of Note issued in connection with the Indenture, dated as of May
         13, 2002, among Mariner Health Care, Inc., the Guarantors listed on
         Schedule I thereto, and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured
         Notes due 2009.

4.4      Form of Common Stock Certificate for the Common Stock of Mariner Health
         Care, Inc., par value, $.01 per share.

10.1 Equity Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc., and OCM Administrative Services II,
         L.L.C.

10.2 Debt Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc. and OCM Administrative Services II,
         L.L.C.

10.3     Credit and Guaranty Agreement dated as of May 13, 2002 among Mariner
         Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., and
         UBS Warburg LLC, as Joint Lead Arrangers, Goldman Sachs Credit Partners
         L.P., as Syndication Agent, General Electric Capital Corporation, as
         Collateral Monitoring Agent and Documentation Agent, and UBS AG
         Stamford Branch, as Administrative Agent, with respect to $297,000,000
         Senior Secured Credit Facilities.

10.4 Pledge and Security Agreement dated as of May 13, 2002 between each of Mariner Health Care, Inc., and the other Grantors party thereto, and Residential Funding Corporation d/b/a GMAC-RFC Health Capital, as the
         Joint Collateral Agent.

10.5 Intercreditor and Collateral Agency Agreement dated as of May 13, 2002 among (i) Residential Funding Corporation d/b/a GMAC-RFC Health
         Capital, as Joint Collateral Agent thereunder, (ii) UBS AG Stamford
         Branch, in its capacity as Administrative Agent, the Bank of New York, as trustee under the Rollover Note Indenture referred to therein, and Mariner Health Care, Inc.