Form 10-Q
period 2002-06-30
MARINER HEALTH CARE INC
filed 2002-08-23
CIK 882287

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       There were 20,000,000 shares of Common Stock of the registrant issued and outstanding as of August 13, 2002.

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ] N/A [ ]


================================================================================

                            MARINER HEALTH CARE, INC.

                   (FORMERLY MARINER POST-ACUTE NETWORK, INC.)

                                    FORM 10-Q

                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                        ---------

PART I
Item 1.    Condensed Consolidated Financial Statements...............................................   1

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....  25

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.................................  37


PART II
Item 1.    Legal Proceedings.........................................................................  38

Item 2.    Changes in Securities and Use of Proceeds.................................................  42

Item 3.    Defaults Upon Certain Securities..........................................................  42

Item 4.    Submission of Matters to a Vote of Security Holders.......................................  42

Item 5.    Other Information.........................................................................  42

Item 6.    Exhibits and Reports on Form 8-K..........................................................  42

                                     PART I

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARINER HEALTH CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          REORGANIZED
                                             COMPANY    |                       PREDECESSOR COMPANY
                                          ------------  |   ---------------------------------------------------------------
                                           TWO MONTHS   |   ONE MONTH       THREE MONTHS     FOUR MONTHS       SIX MONTHS
                                              ENDED     |      ENDED           ENDED            ENDED            ENDED
                                             JUNE 30,   |    APRIL 30,        JUNE 30,         APRIL 30,        JUNE 30,
                                               2002     |       2002            2001             2002             2001
                                           ----------   |   ---------       ------------     -----------       ----------
                                                        |
Net revenues .........................      $ 295,088   |   $   146,818       $ 470,221       $   601,437       $ 937,892
                                                        |
Costs and expenses:                                     |
   Salaries, wages and benefits ......        183,169   |        88,663         284,345           369,237         572,522
   Nursing, dietary and other                           |
     supplies ........................         18,156   |         9,117          30,304            36,586          61,008
   Ancillary services ................         19,176   |         8,359          26,781            36,105          53,389
   General and administrative ........         24,406   |        14,518          47,421            55,997          94,542
   Insurance .........................         18,930   |         8,921          33,918            39,879          61,235
   Rent ..............................          7,264   |         3,850          14,085            15,624          31,263
   Depreciation and amortization .....          4,922   |         2,832          12,652            11,733          24,407
   Provision for bad debts ...........          2,499   |        12,309           4,003            25,344           9,871
                                            ---------   |   -----------       ---------       -----------       ---------
     Total costs and expenses ........        278,522   |       148,569         453,509           590,505         908,237
                                            ---------   |   -----------       ---------       -----------       ---------
Operating income (loss) ..............         16,566   |        (1,751)         16,712            10,932          29,655
                                                        |
Other income (expenses):                                |
   Interest expense ..................         (5,513)  |        (2,027)           (825)           (3,017)           (813)
   Interest income ...................          2,220   |           372             179             1,154             584
   Reorganization items ..............             --   |     1,442,805         (21,222)        1,394,309         (21,413)
   Other .............................           (116)  |         1,441              25             1,495           1,001
                                            ---------   |   -----------       ---------       -----------       ---------
Income (loss) from continuing                           |
   operations before income taxes ....         13,157   |     1,440,840          (5,131)        1,404,873           9,014
                                                        |
Provision for income taxes ...........          5,263   |            --              --                --              --
                                            ---------   |   -----------       ---------       -----------       ---------
Income (loss) from continuing                           |
   operations ........................          7,894   |     1,440,840          (5,131)        1,404,873           9,014
                                                        |
Discontinued operations:                                |
   Income (loss) from operations of                     |
     discontinued pharmacy                              |
     operations ......................             --   |            --             212                --            (757)
   Gain on sale of discontinued                         |
     pharmacy operations .............             --   |         7,696              --            29,082              --
                                            ---------   |   -----------       ---------       -----------       ---------
Net income (loss) ....................      $   7,894   |   $ 1,448,536       $  (4,919)      $ 1,433,955       $   8,257
                                            =========   |   ===========       =========       ===========       =========



    The accompanying notes are an integral part of these financial statements

                            MARINER HEALTH CARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                             REORGANIZED    |
                                                COMPANY     |                       PREDECESSOR COMPANY
                                             ------------   |   -------------------------------------------------------------------
                                              TWO MONTHS    |   ONE MONTH       THREE MONTHS       FOUR MONTHS         SIX MONTHS
                                                 ENDED      |     ENDED            ENDED              ENDED               ENDED
                                               JUNE 30,     |    APRIL 30,        JUNE 30,          APRIL 30,            JUNE 30,
                                                2002        |      2002             2001               2002                2001
                                              ----------    |    ---------       ------------       -----------         ----------
                                                            |
Earnings (loss) per share--basic and                        |
   diluted:                                                 |
   Income (loss) from continuing                            |
     operations ....................          $   0.39      |   $    19.55          $(0.07)         $    19.07          $     0.12
   Discontinued operations:                                 |
      Loss from operations of                               |
        discontinued pharmacy                               |
        operations .................                --      |           --              --                  --               (0.01)
      Gain on sale of discontinued                          |
        pharmacy operations ........                --      |         0.10              --                0.39                  --
                                              --------      |   ----------          ------          ----------          ----------
                                                            |
 Net income (loss) per share .......          $   0.39      |   $    19.65          $(0.07)         $    19.46          $     0.11
                                              ========      |   ==========          ======          ==========          ==========
                                                            |
 Weighted average number of                                 |
   common and common                                        |
   equivalent shares outstanding:                           |
     Basic .........................            20,000      |       73,688          73,688              73,688              73,688
                                              ========      |   ==========          ======          ==========          ==========
     Diluted .......................            20,000      |       73,688          73,688              73,688              73,688
                                              ========      |   ==========          ======          ==========          ==========


         The accompanying notes are an integral part of these financial statements.

                            MARINER HEALTH CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                             REORGANIZED    |    PREDECESSOR
                                                                                               COMPANY      |       COMPANY
                                                                                             -----------    |    -----------
                                                                                               JUNE 30,     |    DECEMBER 31,
                                                                                                 2002       |       2001
                                                                                             -----------    |    -----------
                                                                                             (UNAUDITED)    |
                                                                                                            |
                                      ASSETS                                                                |
Current assets:                                                                                             |
   Cash and cash equivalents ........................................................        $    92,164    |    $   213,740
   Receivables, net of allowance for doubtful accounts of $84,436 and $61,049 .......            242,799    |        238,736
   Inventories ......................................................................              7,582    |          6,720
   Net assets of discontinued operations ............................................                 --    |         59,053
   Other current assets .............................................................             34,880    |         34,628
                                                                                             -----------    |    -----------
     Total current assets ...........................................................            377,425    |        552,877
                                                                                                            |
Property and equipment, net of accumulated depreciation of $8,163 and $356,926 ......            577,670    |        412,965
Reorganization value in excess of amounts allocable to identifiable assets ..........            264,954    |             --
Goodwill, net of accumulated amortization of $970 and $37,425 .......................              6,797    |        193,651
Restricted investments ..............................................................             51,513    |         37,767
Other assets ........................................................................             26,594    |         25,095
                                                                                             -----------    |    -----------
                                                                                             $ 1,304,953    |    $ 1,222,355
                                                                                             ===========    |    ===========
                                                                                                            |
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            |
                                                                                                            |
Current liabilities:                                                                                        |
   Current maturities of long-term debt .............................................        $     6,152    |    $        --
   Accounts payable .................................................................             62,363    |         66,217
   Accrued compensation and benefits ................................................             86,389    |         91,368
   Accrued insurance obligations ....................................................             27,668    |         24,725
   Other current liabilities ........................................................             93,730    |         22,926
                                                                                             -----------    |    -----------
     Total current liabilities ......................................................            276,302    |        205,236
                                                                                                            |
Liabilities subject to compromise ...................................................                 --    |      2,289,600
                                                                                                            |
Long-term debt, net of current maturities ...........................................            483,219    |         59,688
Long-term insurance reserves ........................................................            184,201    |        107,734
Other liabilities ...................................................................             26,996    |         27,357
                                                                                             -----------    |    -----------
     Total liabilities ..............................................................            970,718    |      2,689,615
                                                                                                            |
Commitments and contingencies                                                                               |
                                                                                                            |
Stockholders' equity (deficit):                                                                             |
   Reorganized Company preferred stock, $.01 par value; 10,000,000 shares                                   |
     authorized; none issued - June 30, 2002 ........................................                 --    |             --
   Predecessor preferred stock, $.01 par value; 5,000,000 shares authorized; none                           |
     issued - December 31, 2001 .....................................................                 --    |             --
   Reorganized Company common stock, $.01 par value; 80,000,000 shares authorized;                          |
     20,000,000 shares issued - June 30, 2002 .......................................                200    |             --
   Predecessor Company common stock, $.01 par value; 500,000,000 shares                                     |
     authorized; 73,688,379 shares issued - December 31, 2001 .......................                 --    |            737
   Reorganized Company warrants to purchase common stock ............................                935    |             --
   Capital in excess of par value ...................................................            358,977    |        980,952
   Accumulated deficit ..............................................................            (25,840)   |     (2,449,378)
   Accumulated other comprehensive gain (loss) ......................................                (37)   |            429
                                                                                             -----------    |    -----------
     Total stockholders' equity (deficit) ...........................................            334,235    |     (1,467,260)
                                                                                             -----------    |    -----------
                                                                                             $ 1,304,953    |    $ 1,222,355
                                                                                             ===========    |    ===========

         The accompanying notes are an integral part of these financial statements.

                            MARINER HEALTH CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       REORGANIZED    |
                                                                          COMPANY     |        PREDECESSOR COMPANY
                                                                       ------------   |   ----------------------------
                                                                         TWO MONTHS   |   FOUR MONTHS         SIX MONTHS
                                                                           ENDED      |      ENDED               ENDED
                                                                         JUNE 30,     |    APRIL 30,           JUNE 30,
                                                                           2002       |      2002                2001
                                                                         --------     |   -----------         ---------
                                                                                      |
 Cash flows from operating activities:                                                |
  Net income ....................................................        $  7,894     |   $ 1,433,955         $   8,257
  Adjustments to reconcile net income to net cash provided by                         |
    operating activities:                                                             |
   Depreciation and amortization ................................           4,922     |        11,733            24,407
   Provision for bad debts ......................................           2,499     |        25,344             9,871
   Reorganization items, net ....................................              --     |    (1,394,309)           21,413
   Casualty gain ................................................              --     |        (1,527)               --
   Equity earnings/minority interest ............................             116     |            33            (1,001)
   Provision for deferred income taxes ..........................           5,263     |            --                --
   Loss from discontinued pharmacy operations ...................              --     |            --               757
   Gain on sale of discontinued pharmacy operations .............              --     |       (29,082)               --
  Changes in operating assets and liabilities:                                        |
   Receivables ..................................................          (9,496)    |       (13,090)          (19,807)
   Inventories ..................................................              49     |        (1,218)             (389)
   Other current assets .........................................          (6,020)    |         4,410             1,909
   Accounts payable .............................................           8,263     |       (27,211)           11,424
   Accrued and other current liabilities ........................          (5,686)    |        25,323            (4,408)
  Changes in long-term insurance reserves .......................           9,773     |        11,369            18,456
  Other .........................................................             754     |        (7,185)           (4,859)
                                                                         --------     |   -----------         ---------
 Net cash provided by operating activities of continuing                              |
   operations before reorganization items .......................          18,331     |        38,545            66,030
                                                                         --------     |   -----------         ---------
Net cash provided by discontinued pharmacy operations ...........              --     |            --             6,663
                                                                         --------     |   -----------         ---------
  Payment of reorganization items, net ..........................          (9,474)    |       (35,813)          (28,125)
                                                                         --------     |   -----------         ---------
                                                                                      |
 Cash flows from investing activities:                                                |
   Capital expenditures .........................................          (5,870)    |       (27,553)           (8,386)
   Disposition of assets ........................................              --     |        92,446             4,215
   Restricted investments .......................................            (869)    |       (14,975)            1,863
   Other ........................................................              58     |         6,166               430
                                                                         --------     |   -----------         ---------
Net cash (utilized) provided by investing activities ............          (6,681)    |        56,084            (1,878)
                                                                         --------     |   -----------         ---------
                                                                                      |
 Cash flows from financing activities:                                                |
   Proceeds from issuance of long-term debt .....................              --     |       212,000                --
   Repayment of long-term debt ..................................          (1,272)    |      (386,872)          (17,012)
   Payment of deferred financing fees ...........................              --     |        (6,424)               --
   Other ........................................................              --     |            --                25
                                                                         --------     |   -----------         ---------
Net cash utilized by financing activities .......................          (1,272)    |      (181,296)          (16,987)
                                                                         --------     |   -----------         ---------
Increase (decrease) in cash and cash equivalents ................             904     |      (122,480)           25,703
                                                                                      |
Cash and cash equivalents, beginning of period ..................          91,260     |       213,740           170,468
                                                                         --------     |   -----------         ---------
Cash and cash equivalents, end of period ........................        $ 92,164     |   $    91,260         $ 196,171
                                                                         ========     |   ===========         =========


         The accompanying notes are an integral part of these financial statements

                            MARINER HEALTH CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1        NATURE OF BUSINESS

    REPORTING ENTITY

       Mariner Health Care, Inc. (the "Company," f/k/a Mariner Post-Acute Network, Inc.) provides post-acute health care services, primarily through the operation of its skilled nursing facilities ("SNFs"). All references to the "Company" herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At June 30, 2002, the Company's significant operations consisted of approximately 300 SNFs in 23 states, including 9 stand-alone assisted living facilities, with approximately 36,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets, which represents the Company's only reportable operating segment. The Company also operates 13 owned, leased, or managed long-term acute care ("LTAC") hospitals in 4 states with approximately 670 licensed beds. See Note 13 for financial information about the Company's reportable segments.

       At a meeting of our Board of Directors duly called and held on December 13, 2001, our Amended and Restated Bylaws were amended to change our fiscal year end from September 30 to December 31.

    REORGANIZATION UNDER CHAPTER 11

       On May 13, 2002 (the "Effective Date"), the Company and its subsidiaries emerged from proceedings under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") pursuant to the terms of its Joint Plan (as defined below). On March 25, 2002, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved the Company's second amended and restated joint plan of reorganization filed on February 1, 2002 (including all modifications thereof and schedules and exhibits thereto, the "Joint Plan"). In connection with its emergence from bankruptcy, the Company changed its name to Mariner Health Care, Inc. See Note 3 for more information about the Company's bankruptcy proceedings.

NOTE 2        BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described in Note 3, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

       Since filing for protection under the Bankruptcy Code on January 18, 2000 (the "Petition Date"), the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until its emergence from bankruptcy on May 13, 2002. Accordingly, the Company's consolidated financial statements for periods prior to its emergence from bankruptcy were prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

In connection with its emergence from bankruptcy, the Company reflected the terms of the Joint Plan in its consolidated financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For accounting purposes, the effects of the consummation of Joint Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of May 1, 2002. Therefore as used in this Form 10-Q, the term "Predecessor Company" refers to the Company and its operations for periods prior to bankruptcy and for accounting purposes prior to May 1, 2002, while the term "Reorganized Company" is used to describe the Company for periods after its emergence from bankruptcy and for accounting purposes, after May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity.

       The Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the transition period from October 1, 2001 to December 31, 2001 included in the Predecessor Company's Transition Report filed on Form 10-K with the SEC on March 21, 2002 (the "Transition Report"). These financial statements should be read in conjunction with the Transition Report. In accordance with the fresh-start reporting provisions of SOP 90-7, the Company has also adopted changes in accounting principles that will be required in the financial statements of the Reorganized Company within the following twelve months (see below).

    COMPARABILITY OF FINANCIAL INFORMATION

       The adoption of fresh-start reporting as of May 1, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company generally are not comparable to those of the Reorganized Company.

       The Company recorded a gain of approximately $1.2 billion from the restructuring of its debt in accordance with the provisions of the Joint Plan. Other significant adjustments also were recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002.

    RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early adoption encouraged. The Company adopted SFAS 146 on May 1, 2002 in connection with its adoption of fresh-start reporting and the adoption of SFAS 146 did not have a material impact on the consolidated financial statements of the Company.

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") resulting in the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses from extinguishment of debt. Statement of Financial Accounting Standards No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" amended SFAS 4; and thus, is no longer necessary. Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers", was issued to establish accounting requirements for the effects of transition to the provision of the Motor Carrier Act of 1980. Because the transition has been completed, this statement is no longer necessary. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002 with early adoption encouraged. The Company adopted SFAS 145 on May 1, 2002 in connection with its adoption of fresh-start reporting and, accordingly, has presented the reorganization and restructuring of its debt in connection with the terms of the Joint Plan as a reorganization item. See
Note 3.

       In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

       In accordance with the adoption of SFAS 142, the Company discontinued amortizing goodwill effective January 1, 2002. The following table sets forth the impact on the Company's earnings relating to the adoption of SFAS 142 for the periods indicated (in thousands of dollars, except earnings per share amounts):

                                                     PREDECESSOR COMPANY
                                            -----------------------------------
                                             THREE MONTHS           SIX MONTHS
                                                 ENDED                ENDED
                                                JUNE 30,             JUNE 30,
                                                 2001                 2001
                                            --------------       --------------

Reported net (loss) income                  $       (4,919)      $        8,257

Add back: goodwill amortization                      2,636                5,280
                                            --------------       --------------
Adjusted net (loss) income                  $       (2,283)      $       13,537
                                            ==============       ==============

Earnings per share - basic and diluted:
Reported net (loss) income                  $        (0.07)      $         0.11
Goodwill amortization                                 0.04                 0.07
                                            --------------       --------------
Adjusted net (loss) income                  $        (0.03)      $         0.18
                                            ==============       ==============

       The Company had sufficient net operating loss carryforwards ("NOLs") for the six months ended June 30, 2002 to offset any taxes on net income.

    RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

NOTE 3        REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

       As previously noted, on the Effective Date, the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Joint Plan. On January 18, 2000, Mariner Post-Acute Network, Inc. and certain of its direct and indirect subsidiaries (other than its wholly owned subsidiary, Mariner Health Group, Inc. ("MHG"), and its direct and indirect subsidiaries, the "MPAN Debtors") filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. On the same date, MHG and certain of its direct and indirect subsidiaries (the "MHG Debtors") also filed for relief under Chapter 11 of the Bankruptcy Code, thus commencing the chapter 11 cases (the "Chapter 11 Cases"). The Company's financial difficulties were primarily attributable to fundamental changes in governmental reimbursement policies, including the Medicare program's transition from a cost-based reimbursement system to a prospective payment system ("PPS"). These changes resulted in revenue declines that, despite the Company's efforts to reduce costs and adjust operations, prohibited the Company from servicing its then existing financing arrangements.

       On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the "Debtors") filed an initial version of the Joint Plan with the Bankruptcy Court. The Joint Plan was amended on December 14, 2001 and again on February 1, 2002, at which time the Bankruptcy Court approved the Disclosure Statement related to the Joint Plan and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court was held on March 25, 2002, in connection with which the Joint Plan was further amended. The Bankruptcy Court confirmed the Joint Plan, as amended in connection with confirmation, in orders dated April 3, 2002. The Joint Plan was consummated on May 13, 2002, at which time the automatic stay imposed by the Bankruptcy Code was terminated. See below for a summary of the Joint Plan, which is qualified in its entirety by reference to all of the provisions of the Joint Plan, as filed with the SEC on April 17, 2002 as Exhibit 2.1 to the Company's Current Report on Form 8-K.

    JOINT PLAN OF REORGANIZATION

       The Joint Plan resulted from many months of good faith and arm's length negotiations among representatives of the Debtors, the lenders under the Debtors' prepetition senior secured credit facilities, and the committees of unsecured creditors in the Debtors' Chapter 11 Cases. The principal provision of the Joint Plan provided for, among others things, the substantive consolidation of the MPAN Debtors' estates, and for the separate substantive consolidation of the MHG Debtors' estates. Accordingly, any claims against and assets of a particular MPAN Debtor as of the Effective Date were deemed to be claims against and assets of all of the MPAN Debtors, and any claims against and assets of a particular MHG Debtor as of the Effective Date were deemed to be claims against and assets of all of the MHG Debtors. Notwithstanding the foregoing, substantive consolidation did not affect the validity of any creditor's perfected and unavoidable interest in property of the Debtors' estates (such as validly perfected liens). In addition, the Bankruptcy Court's orders confirming the Joint Plan provided that the determinations regarding substantive consolidation do not apply to claims arising after the Joint Plan's Effective Date. As a result of the consummation of the Joint Plan, the Company has one capital structure, and the MPAN Debtors and the MHG Debtors no longer operate separately, except with respect to the resolution of claims in their respective Chapter 11 Cases. In addition, the principal lenders under the Debtors' prepetition senior credit facilities received the substantial majority of the equity in the Reorganized Company in accordance with the provisions of the Joint Plan (see below).

       Pursuant to the Joint Plan, the principal lenders under the Debtors' prepetition senior credit facilities received, among other things, (i) $275.0 million of available cash, as defined in the Joint Plan, after giving effect to certain adequate protection payments paid to senior lenders in connection with the disposition of assets; (ii) $150.0 million in principal amount of newly issued secured debt (the "Second Priority Notes") (see Note 5); and (iii) 19.2 million shares of the Reorganized Company's common stock, par value $.01 per share (the "New Common Stock"), representing approximately 96% of the New Common Stock issued as of the Effective Date.

       Certain of the Debtors' SNFs were also encumbered by mortgage debt owing to third parties (the "Project Lenders"). Most Project Lenders received consensual treatment as provided in the Joint Plan, which included, among other things, (i) a cash payment of $11.5 million in satisfaction of mortgages on three SNFs; (ii) a cash payment of approximately $0.5 million and the restructuring of mortgages on two SNFs; and (iii) an agreement to surrender certain SNFs and other collateral in satisfaction of mortgages on those SNFs.

       Holders of general unsecured allowed claims (other than holders of general unsecured allowed claims against the MHG Debtors) are entitled to receive pro rata distributions of 399,078 shares of New Common Stock (approximately 2% of the New Common Stock issued on the Effective Date) and warrants to purchase an additional 376,893 shares of New Common Stock. Such warrants have a per share exercise price of $28.04 and are exercisable for a period of two years beyond the Effective Date. The holders of general unsecured allowed claims against the MHG Debtors are entitled to receive, along with the holders of senior subordinated notes issued by the MHG Debtors prior to bankruptcy, pro rata distributions of a $7.5 million cash fund. Holders of senior subordinated notes issued by the MPAN Debtors prior to bankruptcy, are entitled to receive pro rata distributions of 399,078 shares of New Common Stock (approximately 2% of the New Common Stock issued on the Effective Date) and warrants to purchase an additional 376,893 shares of the New Common Stock. Such warrants have a per share exercise price of $28.04 and are exercisable for a period of two years beyond the Effective Date. Holders of punitive damage claims and securities damages claims received no distributions under the Joint Plan on account of such claims.

       Most other creditors holding allowed secured claims were, or will be, unimpaired, paid in full, or have their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims were, or will be, paid in full.

       The holders of preferred stock, common stock, warrants and options to purchase common stock of the Company prior to the Effective Date did not, and will not, receive any distributions under the Joint Plan. On the Effective Date, MHG was merged out of existence and its direct and indirect subsidiaries remained direct or indirect subsidiaries of the Reorganized Company, as set forth in a corporate restructuring program implemented by the Company in connection with the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation, and other matters that affected the rights of creditors and equity holders.

    MATTERS RELATED TO EMERGENCE

       In connection with the consummation of the Joint Plan, the Company entered into a $297.0 million senior credit facility with a syndicate of lenders (the "Senior Credit Facility"), dated as of the Effective Date, which provided funds to satisfy certain obligations of the Predecessor Company to its creditors under the Joint Plan, for general working capital purposes and for permitted acquisitions. In connection with the issuance of the Second Priority Notes, the Company entered into an indenture pertaining to such notes. See Note 5.

       On the Effective Date, the Company filed a registration statement with the SEC on Form 8-A to register the New Common Stock and warrants issued in connection with the Joint Plan under Section 12(g) of the Securities Exchange Act of 1934. In addition, the Form 8-A disclosed that the Company had filed its Third Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of capital stock to 90,000,000, with 80,000,000 shares reserved for issuance as common stock, par value $.01 per share, and 10,000,000 shares reserved for issuance as preferred stock, par value $.01 per share. See Note 6.

       In connection with the restructuring of its debt in accordance with the provisions of the Joint Plan, the Company realized a gain of approximately $1.2 billion, which is included in reorganization items in the condensed consolidated statements of operations. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the one month ended April 30, 2002. A summary of the gain follows (in thousands of dollars):


Liabilities subject to compromise:
     Pre-petition senior credit facilities and term loans ............          $ 1,217,638
     Pre-petition senior subordinated debt ...........................              597,328
     Other pre-petition debt .........................................              134,708
                                                                                -----------
         Long-term debt subject to compromise ........................            1,949,674
     Accounts payable and other accrued liabilities ..................              169,897
     Accrued interest ................................................               79,959
     Deferred loan costs .............................................              (32,253)
                                                                                -----------
Total liabilities subject to compromise ..............................            2,167,277

Less: Consideration exchanged:
     Cash payments ...................................................              287,376
     Value of secured, priority and other claims assumed .............              140,232
     Value of new Second Priority Notes ..............................              150,000
     Value of Reorganized Company's common stock .....................              359,177
     Value of Reorganized Company's warrants .........................                  935
                                                                                -----------
Gain on debt discharge ...............................................          $ 1,229,557
                                                                                ===========

    REORGANIZATION ITEMS

       In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):


                                                                                     PREDECESSOR COMPANY
                                                           ---------------------------------------------------------------------
                                                            ONE MONTH          THREE MONTHS        FOUR MONTHS        SIX MONTHS
                                                               ENDED               ENDED              ENDED             ENDED
                                                            APRIL 30,             JUNE 30,          APRIL 30,          JUNE 30,
                                                               2002                2001                2002              2001
                                                           -----------         -----------         -----------         --------

Professional fees .....................................    $    39,559         $    13,882         $    67,976         $ 26,234
Net loss (gain) on divestitures .......................         (2,009)              4,251              10,766           (8,526)
Interest earned on accumulated cash resulting from
   the Chapter 11 filings .............................           (169)             (1,214)               (648)          (3,403)
Other reorganization costs ............................          3,248               4,303              11,031            7,108
Gain on extinguishment of debt ........................     (1,229,557)                 --          (1,229,557)              --
Fresh-start valuation adjustments .....................       (253,877)                 --            (253,877)              --
                                                           -----------         -----------         -----------         --------
                                                           $(1,442,805)        $    21,222         $(1,394,309)        $ 21,413
                                                           ===========         ===========         ===========         ========

NOTE 4        FRESH-START REPORTING

       As previously discussed, in accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of May 1, 2002. In adopting the requirements of fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The independent financial advisor determined an estimated reorganization value of approximately $816.8 million before considering any long-term debt or other obligations assumed in connection with the Joint Plan. This estimate was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various creditor parties in interest. The estimated total equity value of the Reorganized Company aggregating approximately $326.2 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan.

       The following reconciliation of the Predecessor Company's consolidated balance sheet as of April 30, 2002 to that of the Reorganized Company as of May 1, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

       The adjustments entitled "Reorganization" reflect the consummation of the Joint Plan, including the elimination of existing liabilities subject to compromise, and consolidated shareholders' deficit, and to reflect the aforementioned $816.8 million reorganization value, which includes the establishment of $265.0 million of reorganization value in excess of amounts allocable to net identifiable assets.

       The adjustments entitled "Fresh-Start Adjustments" reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable intangible assets at their fair values. The assets and liabilities have been recorded at their fair values based on a preliminary allocation. Management estimated the fair value of the Company's assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods.

       Certain of the Company's wholly owned subsidiaries and consolidated joint ventures did not file for protection under Chapter 11. The non-filing subsidiaries are not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

       A reconciliation of fresh-start accounting recorded as of May 1, 2002 follows (in thousands of dollars):

                                         PREDECESSOR                                                                    REORGANIZED
                                           COMPANY                                                                       COMPANY
                                         -----------                                                                   ------------
                                           APRIL 30,                            FRESH-START                               MAY 1,
                                             2002          REORGANIZATION       ADJUSTMENTS     RECLASSIFICATIONS          2002
                                         -----------       --------------       -----------     -----------------      -----------
ASSETS

Current assets:
  Cash and cash
    equivalents .................        $   202,338         $  (111,078)        $      --         $        --         $    91,260
  Receivables ...................            232,162               3,640                --                  --             235,802
  Inventories ...................              7,631                  --                --                  --               7,631
  Other current assets ..........             28,918                  --                --                  --              28,918
                                         -----------         -----------         ---------         -----------         -----------
    Total current assets ........            471,049            (107,438)               --                  --             363,611

Property and equipment,
  net ...........................            416,369                  --           160,353                  --             576,722
Reorganization value in
  excess of amounts
  allocable to
  identifiable assets ...........                 --             264,954                --                  --             264,954
Goodwill ........................            186,543                  --          (179,746)                 --               6,797
Restricted investments ..........             34,054              16,453                --                  --              50,507
Other assets ....................             29,251               5,924            (8,461)                 --              26,714
                                         -----------         -----------         ---------         -----------         -----------
                                         $ 1,137,266         $   179,893         $ (27,854)        $        --         $ 1,289,305
                                         ===========         ===========         =========         ===========         ===========

Current liabilities:
  Current maturities of
    long-term debt ..............        $        --         $        --         $      --         $     6,220         $     6,220
  Accounts payable ..............             54,100                  --                --                  --              54,100
  Accrued compensation
    and benefits ................             90,776                  --                --                  --              90,776
  Accrued insurance
    obligations .................             24,826                  --                --                  --              24,826
  Other current
    liabilities .................            110,229               7,158            (1,897)            (16,250)             99,240
                                         -----------         -----------         ---------         -----------         -----------
    Total current liabilities ...            279,931               7,158            (1,897)            (10,030)            275,162


Liabilities subject to
  compromise ....................          2,167,277          (2,167,277)               --                  --                  --

Long-term debt, net of
  current maturities ............             59,688             430,955                --              (6,220)            484,423
Long-term insurance
  reserves ......................            119,002              58,268                --                  --             177,270
Other liabilities ...............             18,497               1,901           (10,402)             16,250              26,246
                                         -----------         -----------         ---------         -----------         -----------
                                           2,644,395          (1,668,995)          (12,299)                 --             963,101
Stockholders' equity
  (deficit):
  Reorganized Company
    common stock ................                 --                 200                --                  --                 200
  Predecessor Company
    common stock ................                737                (737)               --                  --                  --
  Reorganized Company
    warrants to purchase
    common stock ................                 --                 935                --                  --                 935
  Capital in excess of
    par value ...................            980,952             359,714                --            (981,689)            358,977
  Retained earnings
    (accumulated deficit) .......         (2,488,644)          1,488,776           (15,555)            981,689             (33,734)
  Accumulated other
    comprehensive loss ..........               (174)                 --                --                  --                (174)
                                         -----------         -----------         ---------         -----------         -----------
                                         $ 1,137,266         $   179,893         $ (27,854)        $        --         $ 1,289,305
                                         ===========         ===========         =========         ===========         ===========

    PRO FORMA INFORMATION

       The unaudited condensed consolidated pro forma effect of the Joint Plan assuming that the Effective Date occurred on January 1, 2001 follows (in thousands of dollars, except per share amounts):

                                                              REORGANIZED
                                                              COMPANY AND
                                                              PREDECESSOR
                                                                COMPANY           PREDECESSOR
                                                               COMBINED             COMPANY
                                                             -------------       -------------
                                                              SIX MONTHS          SIX MONTHS
                                                                 ENDED               ENDED
                                                             JUNE 30, 2002       JUNE 30, 2001
                                                             -------------       -------------

 Revenues.............................................         $896,525             $937,892
 Income from continuing operations....................           18,458               30,427
 Income (loss) from operations of discontinued
   pharmacy operations................................               --                 (757)
 Gain on sale of discontinued pharmacy operations.....           29,082                   --
 Net income ..........................................           47,540               29,670

 Earnings per share:
 Income from continuing operations....................         $   0.92             $   1.52
 Income (loss) from operations of discontinued
   pharmacy operations................................               --                (0.04)
 Gain on sale of discontinued pharmacy operations.....             1.45                   --
 Net income...........................................             2.38                 1.48

       The unaudited condensed consolidated pro forma results exclude reorganization items recorded prior to May 1, 2002. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Joint Plan actually occurred on January 1, 2001.

NOTE 5        LONG-TERM DEBT

       A summary of long-term debt as of June 30, 2002 and December 31, 2001 follows (in thousands of dollars):

                                                                                      REORGANIZED      |      PREDECESSOR
                                                                                        COMPANY        |        COMPANY
                                                                                      -----------      |      ------------
                                                                                        JUNE 30,       |      DECEMBER 31,
                                                                                          2002         |         2001
                                                                                      -----------      |      -----------
                                                                                      (UNAUDITED)      |
                                                                                                       |
Secured debt:                                                                                          |
  Senior Credit Facility:                                                                              |
     Term Loans ..........................................................            $   211,470      |               --
  Second Priority Notes ..................................................                150,000      |               --
  Pre-petition senior credit facilities ..................................                     --      |        1,301,982
  Non-recourse indebtedness of subsidiary ................................                 59,688      |           59,688
  Mortgage notes payable and capital leases ..............................                 68,213      |          127,442
Unsecured debt:                                                                                        |
  Prepetition senior subordinated debt, net of unamortized discounts .....                     --      |          597,328
  Prepetition notes payable and other unsecured debt .....................                     --      |           25,978
                                                                                      -----------      |      -----------
                                                                                          489,371      |        2,112,418
Less: current maturities .................................................                 (6,152)     |               --
Less: amounts subject to compromise ......................................                     --      |       (2,052,730)
                                                                                      -----------      |      -----------
     Long-term debt ......................................................            $   483,219      |      $    59,688
                                                                                      ===========      |      ===========

    SENIOR CREDIT FACILITY

       As previously noted, on the Effective Date, and in connection with the consummation of the Joint Plan, the Company entered into the Senior Credit Facility with a syndicate of lenders consisting of (i) an $85.0 million revolving credit facility (the "Revolving Credit Facility"); and (ii) a $212.0 million six-year term loan facility (the "Term Loans"). Outstanding amounts under the Senior Credit Facility bear interest, at the Company's election, at a eurodollar rate or an alternate base rate, in each case, plus an applicable margin, which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar loans. The interest rate on the Term Loans was 5.125% at June 30, 2002. The applicable margin for loans under the Revolving Credit Facility is based upon a performance related grid.

       The Senior Credit Facility is guaranteed by substantially all of the Company's direct and indirect wholly owned subsidiaries and is secured by a perfected first priority lien or security interest (junior only to liens in connection with certain third party mortgage loans and other permitted liens) in substantially all of the Company's tangible and intangible assets. The Senior Credit Facility limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, permit additional liens, make additional acquisitions, sell or dispose of assets, pay dividends on common stock, and merge or consolidate with any other person or entity. In addition, the Senior Credit Facility, which contains customary representations and warranties, requires the Company to maintain compliance with certain financial covenants, including minimum EBITDA (as defined in the Senior Credit Facility), maximum leverage ratios, minimum fixed charge coverage ratios, and maximum capital expenditures.

       The Revolving Credit Facility is available for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base calculation based upon both a percentage of the Company's eligible accounts receivable and a percentage of the real property collateral value of substantially all of the Company's SNFs. No borrowings were outstanding under the Revolving Credit Facility as of June 30, 2002, but approximately $8.7 million of letters of credit were outstanding under the Revolving Credit Facility on that date.

       Proceeds of the Term Loans were used to fund the Company's obligations under the Joint Plan and to pay in cash all or a portion of certain claims of pre-petition senior credit facility lenders and mortgage lenders. The Term Loans amortize in quarterly installments at a rate of 1% per year, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at the Company's option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment: (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in the Company's business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in the Company's business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of the Company's consolidated excess cash flow.

       Pursuant to the First Amendment to Credit and Guaranty Agreement dated as of August 9, 2002, approved by the requisite Senior Credit Facility lenders, the terms of the Senior Credit Facility were modified to, among other things, extend to February 13, 2003 the deadline for the Company to cause the interest rates on at least 50% of its total funded debt to be effectively fixed, whether through interest rate protection agreements or otherwise.

       In connection with entering into the Senior Credit Facility, the Company incurred deferred financing costs of approximately $6.4 million, which will be amortized using the effective interest method over the life of the Senior Credit Facility.

    SECOND PRIORITY NOTES

       As previously noted, on the Effective Date, and in connection with the consummation of the Joint Plan, the Company entered into an indenture (the "Indenture") with The Bank of New York, as Trustee, pursuant to which the Company issued the Second Priority Notes in the aggregate principal amount of $150.0 million. The Second Priority Notes bear interest at a three-month London Inter-Bank Offered Rate ("LIBOR") plus 550 basis points (7.44% at June 30, 2002) and mature on May 13, 2009. The Second Priority Notes are secured by a junior lien on substantially all of the Company's tangible and intangible assets, subject to liens granted to the lenders' interest in the Senior Credit Facility, liens granted to secure certain third party mortgage loans and other permitted liens. The Second Priority Notes may be prepaid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. The Indenture includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries.

    NON-RECOURSE INDEBTEDNESS OF SUBSIDIARY

       One of the Company's wholly owned subsidiaries, Professional Health Care Management, Inc. ("PHCMI") is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc. ("Omega") that was restructured as part of the Company's Chapter 11 Cases. The mortgage loan (the "Omega Loan") bears interest at a rate of 11.57% per annum, and provides for interest-only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI's option until August 31, 2021. Prior to maturity, the Omega Loan is not subject to prepayment at the option of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004), and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest. Omega is also entitled to receive an annual amendment fee equal to 25% of the free cash flow from the Omega Facilities (as defined below).

       The Omega Loan is guaranteed by PHCMI and its subsidiaries (the "PHCMI Entities"), and is secured by liens and security interests on all or substantially all of the real property and personal property of the PHCMI Entities, including nine SNFs located in Michigan and three others in North Carolina (collectively, the "Omega Facilities"). The Omega Loan constitutes non-recourse indebtedness to all of the other subsidiaries of the Company, none of which have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI's issued and outstanding capital stock. In addition, neither PHCMI nor any of the PHCMI Entities have guaranteed either the Senior Credit Facility or the Second Priority Notes, nor have they pledged their assets for such indebtedness. The Omega Loan restricts the extent to which the PHCMI Entities can incur other indebtedness, including intercompany indebtedness from PHCMI's shareholders.

    SCHEDULED MATURITIES OF LONG-TERM DEBT

       The scheduled maturities of long-term debt at June 30, 2002 are as follows for the periods indicated (in thousands of dollars):

                                                         REORGANIZED
                                                           COMPANY
                                                        -------------
                                                           JUNE 30,
                                                             2002
                                                        -------------

                  Year 1                                $       6,152
                  Year 2                                       25,163
                  Year 3                                       11,983
                  Year 4                                       11,165
                  Year 5                                        5,897
                  Thereafter                                  429,011
                                                        -------------
                                                        $     489,371
                                                        =============

       At June 30, 2002, the Company had outstanding letters of credit aggregating approximately $29.1 million of which approximately $20.4 million were issued prior to the Effective Date and were collateralized with approximately $21.5 million of cash in accordance with the Joint Plan. The remaining $8.7 million of letters of credit were issued after the Effective Date pursuant to the Senior Credit Facility and are not cash collateralized. The $20.4 million in cash collateralized letters of credit included an approximately $7.8 million letter of credit that had been replaced by a non-cash collateralized letter of credit issued under the Revolving Credit Facility prior to June 30, 2002, but was not surrendered for cancellation until after quarter-end. Since June 30, 2002, the Company has replaced more of the cash collateralized letters of credit and has obtained an additional $4.25 million letter of credit. As of August 21, 2002, the Company has approximately $34.3 million of letters of credit outstanding. Approximately $11.7 million of that amount was issued under pre-Effective Date credit facilities and are secured by approximately $12.3 million in cash collateral (including approximately $8.7 million in letters of credit that expire September 2, 2002 and have been replaced by letters of credit issued under the Revolving Credit Facility). The remaining $22.6 million in letters of credit are non-cash collateralized letters of credit issued under the Revolving Credit Facility.

    PREPETITION DEBT - PREDECESSOR COMPANY

       In connection with the Chapter 11 Cases, no principal or interest payments were made on the Company's prepetition indebtedness with the exception of repayments made against the Company's prepetition senior credit facilities, primarily as a result of the application of a portion of the cash proceeds received from the sale of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and notional amounts related to certain capital equipment leases as adequate protection payments.

       As previously discussed, pursuant to the Joint Plan, the principal lenders under the Debtors' prepetition senior credit facilities received, among other things, (i) $275.0 million of cash; (ii) $150.0 million in principal amount of the Second Priority Notes; and (iii) 19.2 million shares of the Reorganized Company's common stock. Most Project Lenders received consensual treatment as provided in the Joint Plan, which included, among other things, (i) cash payments of $12.3 million; (ii) the restructuring of certain mortgages; and
(iii) agreements to surrender certain SNFs and other collateral in satisfaction of mortgages on those SNFs. Holders of senior subordinated notes issued by the MPAN Debtors prior to bankruptcy, are entitled to receive pro rata distributions of 399,078 shares of New Common Stock and warrants to purchase an additional 376,893 shares of the New Common Stock. See Note 3.

    DEBTOR-IN-POSSESSION FINANCING AGREEMENTS - PREDECESSOR COMPANY

       On the Petition Date, the Bankruptcy Court entered into orders approving
(i) a $100.0 million debtor-in-possession financing facility for the MPAN Debtors (the "MPAN DIP Financing") from a syndicate of lenders led by JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank, "Chase"), which was subsequently replaced by Foothill Capital Corporation as administrative agent; and (ii) a $50.0 million debtor-in-possession financing facility for the MHG Debtors (the "MHG DIP Financing" and together with the MPAN DIP Financing, the "DIP Financings") from a syndicate of lenders led by PNC Bank, National Association ("PNC"). In January 2001, the commitment under the MPAN DIP Financing was reduced from $100.0 million to $50.0 million, and the commitment under the MHG DIP Financing was reduced from $50.0 million to $25.0 million. Both the MPAN DIP Financing and the MHG DIP Financing were terminated on the Effective Date, at which time there were also no outstanding borrowings under either of the DIP Financings. Approximately $12.6 million in outstanding letters of credit issued for the account of the Debtors under the DIP Financings prior to the Effective Date were terminated upon consummation of the Joint Plan and were cash collateralized in accordance with the Joint Plan as a condition to its consummation.

       Interest was payable on the principal amount outstanding under the MPAN DIP Financing at a per annum rate of interest equal to the Alternative Base Rate of Chase plus three percent (3%) payable monthly in arrears. Interest was payable on the principal amount outstanding under the MHG DIP Financing at a per annum rate of interest equal to the base rate of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which was 250 basis points. The obligations of the MPAN Debtors under the MPAN DIP Financing were jointly and severally guaranteed by each of the MPAN Debtors and were secured by liens and security interests on substantially all of the real property and personal property assets of the MPAN Debtors; the obligations of the MHG Debtors under the MHG DIP Financing were jointly and severally guaranteed by each of the MHG Debtors and were secured by liens and security interests on all or substantially all of the real property and personal property assets of the MHG Debtors. The DIP Financings contained customary representations, warranties, and other affirmative and restrictive covenants.

NOTE 6        STOCKHOLDERS' EQUITY

       As previously noted, as of the consummation of the Joint Plan on the Effective Date, the authorized capital stock of the Reorganized Company consists of 90,0000,000 shares with 80,000,000 shares reserved for issuance as common stock, par value $0.01 per share, and 10,000,000 million shares reserved for issuance as preferred stock, par value $0.01 per share. All shares of authorized common stock and preferred stock of the Predecessor Company were cancelled as of the Effective Date.

    COMMON STOCK

       As previously noted, the authorized common stock of the Reorganized Company consists of 80,000,000 shares, $0.01 par vale per share, of which 20,000,000 were issued and outstanding following the initial distribution of common shares in accordance with the Joint Plan. The issued and outstanding shares of common stock are validly issued, fully paid and nonassessable. Common stock holders are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders and are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. There is no cumulative voting in the election of directors. The Reorganized Company's new Senior Credit Facility and the Indenture contain negative covenants that impose restrictions on, among other things, the Company's ability to pay dividends (see Note 5). The Reorganized Company does not plan to pay dividends on the New Common Stock for the foreseeable future. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to receive all assets available for distribution to stockholders (after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding). The common stock holders have no preemptive rights and no rights to require the redemption of the New Common Stock.

    WARRANTS

       In connection with the Joint Plan, the Reorganized Company issued warrants in consideration of the claims held by creditors in connection with the Chapter 11 Cases representing the right to purchase an aggregate of 753,786 shares of New Common Stock, subject to adjustment under certain circumstances. The initial per share exercise price of the warrants is $28.04. The exercise period for the warrants began on the Effective Date and expires on May 13, 2004. Each warrant not exercised prior to the expiration of this period will become void, and all rights thereunder will terminate. An assumed exercise of all warrants would result in cash proceeds to the Company of approximately $21.1 million. The warrants were recorded at fair value as consideration exchanged on the extinguishment of debt.

    STOCK OPTIONS

       The Reorganized Company has stock option plans for key employees and outside directors which authorize the granting of stock options to purchase up to approximately 2,153,000 shares of common stock. Each option granted as of June 30, 2002 has a maximum term of 10 years. Employee options granted as of June 30, 2002 vest ratably over four years except that 439,560 of the options granted to the Reorganized Company's CEO vest at the rate of 8.33% per calendar quarter with any remaining options vesting at the end of three years. Options granted to outside directors as of June 30, 2002, were 25% vested on the date of grant with the remaining options vesting ratably over three years. At June 30, 2002, there are approximately 1,888,000 options granted and outstanding. To date each option has been granted with an exercise price of 20.12, which was above fair market value on the date of grant. There were 37,500 options that were exercisable at June 30, 2002.

       For purposes of pro forma disclosures of net income (loss) and earnings per share as required by SFAS 123, the estimated fair value of the options is amortized to expense over the option's vesting period. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 4.7%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.51 and a weighted-average expected life of the options of six years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       The Company accounts for employee stock options in accordance with APB 25 and related interpretations. Accordingly, the Company recognizes no compensation expense for the stock option grants. In accordance with SFAS 123, the Company's pro forma net income, assuming the election had been made to recognize compensation expense on stock-based awards would have been approximately $7.5 million, or $0.37 per share for the two months ended June 30, 2002.

NOTE 7        DIVESTITURES AND CASUALTY GAIN

    DISCONTINUED OPERATIONS

       On January 6, 2002, the Company consummated the sale of its institutional pharmacy services business (the "APS Division") to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, "Omnicare"). During the quarter ended December 31, 2001, the Company, including certain of its subsidiaries, received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant asset purchase agreement and expected to be finalized in the Company's fiscal year ended December 31, 2002) and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division. During the four months ended April 30, 2002, the Company realized a gain on the sale of the APS Division of approximately $29.1 million.

       The Company has reclassified its prior consolidated financial statements to present the operating results of the APS Division as a discontinued operation. Operating results for the APS Division are as follows for the periods indicated (in thousands of dollars):

                                                                                 PREDECESSOR COMPANY
                                                                           ---------------------------------
                                                                           THREE MONTHS          SIX MONTHS
                                                                               ENDED               ENDED,
                                                                             JUNE 30,             JUNE 30,
                                                                               2001                  2001
                                                                           ------------          ----------
Net revenues .........................................................       $ 54,311             $ 107,423

Total costs and expenses .............................................         54,010               107,621
                                                                             --------             ---------
Operating income (loss) ..............................................            301                  (198)

Other expenses .......................................................            (89)                 (559)

                                                                             --------             ---------
Income (loss) from operations of discontinued pharmacy operations ....       $    212             $    (757)
                                                                             ========             =========

    OTHER DIVESTITURES

       During the four months ended April 30, 2002, the Company completed the sale or divestiture of approximately 20 owned or leased SNFs and certain assets, which resulted in a net loss of approximately $10.8 million and is included in net loss (gain) on divestitures within reorganization items. These facilities reported net revenues of approximately $13.0 million and $0.6 million for the four months ended April 30, 2002 and one month ended April 30, 2002, respectively. In addition, these facilities reported net revenues of approximately $15.4 million and $30.3 million for the three and six months ended June 30, 2001, respectively. The Company anticipates that in the aggregate, these divestitures will improve operating results in the future.

       During the six months ended June 30, 2001, the Company completed the sale or divestiture of approximately 18 owned or leased SNFs and certain assets, which resulted in a net gain of approximately $8.5 million. These facilities reported net revenues of approximately $3.3 million and $16.3 million for the three and six months ended June 30, 2001, respectively. The Company anticipates that in the aggregate, these divestitures will improve operating results in future periods.

    CASUALTY GAIN

       During April 2002, the Company recorded a net gain of approximately $1.5 million relating to certain owned and leased facilities that were damaged by floods. The net gain is included in other income and is comprised of a gain of approximately $14.4 million relating to owned and capital leased facilities whose net carrying value was less than the insurance proceeds expected to be received offset by a loss of approximately $12.9 million relating to operating leased facilities whose estimated costs to repair are in excess of the expected insurance proceeds to be received.

NOTE 8        REVENUES

       Net revenues include amounts payable for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid, and from private insurers and the patients themselves. The sources and amounts of the Company's patient revenues are determined by a number of factors, including, licensed bed capacity of its facilities, occupancy rate, payor mix, type of services rendered to the patient, and rates of reimbursement among payor categories (private, Medicare, and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories, as well as changes in the quality mix, significantly affect the profitability of the Company's operations.

       A summary of approximate net revenues by payor type follows for the periods indicated (in thousands of dollars):

                                          REORGANIZED   |
                                            COMPANY     |                      PREDECESSOR COMPANY
                                         ---------------| ---------------------------------------------------------------
                                           TWO MONTHS   |   ONE MONTH      THREE MONTHS     FOUR MONTHS    SIX MONTHS
                                             ENDED      |     ENDED           ENDED            ENDED          ENDED
                                            JUNE 30,    |    APRIL 30,       JUNE 30,        APRIL 30,       JUNE 30,
                                             2002       |      2002           2001             2002           2001
                                         -------------- | --------------  --------------  --------------  --------------
                                                        |
Medicaid............................     $      142,508 | $       69,819  $      222,919  $      287,073  $      449,159
Medicare............................             99,337 |         50,447         151,672         207,286         295,392
Private and other...................             53,243 |         26,552          95,630         107,078         193,341
                                         -------------- | --------------  --------------  --------------  --------------
                                         $      295,088 | $      146,818  $      470,221  $      601,437  $      937,892
                                         ============== | ==============  ==============  ==============  ==============

NOTE 9        COMPREHENSIVE INCOME

       Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity (deficit) not included in net income
(loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the periods indicated (in thousands of dollars):

                                        REORGANIZED   |
                                          COMPANY     |                         PREDECESSOR COMPANY
                                       -------------- | -----------------------------------------------------------------------
                                         TWO MONTHS   |    ONE MONTH         THREE MONTHS       FOUR MONTHS        SIX MONTHS
                                           ENDED      |      ENDED              ENDED              ENDED              ENDED
                                          JUNE 30,    |    APRIL 30,           JUNE 30,          APRIL 30,           JUNE 30,
                                            2002      |      2002               2001               2002               2001
                                       -------------- | --------------     --------------     --------------     --------------
                                                      |
Net income (loss)...................   $        7,894 | $    1,448,536     $       (4,919)    $    1,433,955     $        8,257
Net unrealized gains (losses) on                      |
   available-for-sale securities....              137 |           (172)             1,036               (603)             1,188
                                       -------------- | --------------     --------------     --------------     --------------
Comprehensive income (loss).........   $        8,031 | $    1,448,364     $       (3,883)    $    1,433,352     $        9,445
                                       ============== | ==============     ==============     ==============     ==============

NOTE 10       EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                           REORGANIZED  |
                                             COMPANY    |                         PREDECESSOR COMPANY
                                           -----------  |   --------------------------------------------------------------
                                           TWO MONTHS   |   ONE MONTH       THREE MONTHS      FOUR MONTHS       SIX MONTHS
                                              ENDED     |     ENDED            ENDED             ENDED            ENDED
                                            JUNE 30,    |   APRIL 30,         JUNE 30,          APRIL 30,        JUNE 30,
                                              2002      |      2002            2001               2002            2001
                                           ----------   |   ---------       ------------      -----------       ----------
                                                        |
 Numerator for basic and diluted                        |
  (loss) income per share:                              |
   (Loss) income from continuing                        |
     operations .....................        $ 7,894    |   $1,440,840        $ (5,131)        $1,404,873        $  9,014
   Discontinued operations:                             |
     Loss from operations of                            |
       discontinued pharmacy                            |
       operations ...................             --    |           --             212                 --            (757)
     Gain on sale of discontinued                       |
       pharmacy operations ..........             --    |        7,696              --             29,082              --
                                             -------    |   ----------        --------         ----------        --------
   Net (loss) income ................        $ 7,894    |   $1,448,536        $ (4,919)        $1,433,955        $  8,257
                                             =======    |   ==========        ========         ==========        ========
                                                        |
Denominator:                                            |
   Denominator for basic (loss)                         |
     income per share--weighted                         |
     average shares .................         20,000    |       73,688          73,688             73,688          73,688
   Effect of dilutive                                   |
     securities--stock options ......             --    |           --              --                 --              --
                                             -------    |   ----------        --------         ----------        --------
   Denominator for diluted (loss)                       |
     income per share--adjusted                         |
     weighted average shares and                        |
     assumed conversions ............         20,000    |       73,688          73,688             73,688          73,688
                                             =======    |   ==========        ========         ==========        ========
                                                        |
(Loss) earnings per share--basic                        |
  and diluted:                                          |
   (Loss) income from continuing                        |
     operations .....................        $  0.39    |   $    19.55        $  (0.07)        $    19.07        $   0.12
   Discontinued operations:                             |
     Loss from operations of                            |
       discontinued pharmacy                            |
       operations ...................             --    |           --              --                 --           (0.01)
     Gain on sale of discontinued                       |
       pharmacy operations ..........             --    |         0.10              --               0.39              --
                                             -------    |   ----------        --------         ----------        --------
   Net (loss) income per share ......        $  0.39    |   $    19.65        $  (0.07)        $    19.46        $   0.11
                                             =======    |   ==========        ========         ==========        ========


       The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

NOTE 11       INCOME TAXES

       Due to the Company's NOLs, it does not expect to pay income taxes regarding any net profits generated during the period prior to May 1, 2002. Subsequent to the Company's emergence from bankruptcy, the Company recorded $5.3 million of income tax expense on profits generated from operations. The Company has not reduced its deferred asset valuation allowance for current profits due to the uncertainty of the realization of the asset.

|
|
|
|

       In connection with the reorganization, the Company realized a gain from the extinguishment of indebtedness of approximately $1.2 billion. This gain will not be taxable since the gain resulted from the reorganization of the Company under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce its tax attributes including: (a) NOLs; (b) tax credits; and (c) tax bases in assets in an amount equal to such gain on extinguishment. The Company has approximately $835.0 million of NOLs as of December 31, 2001, which will expire at various dates through 2021.

       The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code ("Section 382"), which imposes annual limitations on the utilization of loss carryforwards after certain ownership changes. However, if certain historical creditor tests are met, the annual limitation imposed by Section 382 resulting from the reorganization will not apply. The Company believes it meets the required tests but is currently in the process of undertaking a more complete analysis. If the tests are met, the NOLs must be reduced by interest deducted for income tax purposes for the period from October 1, 1998 through the change date on indebtedness that was converted into stock pursuant to the Joint Plan. The Company currently estimates that the NOLs will be reduced by approximately $309.0 million pursuant to the provisions above.

NOTE 12       LITIGATION

       As is typical in the healthcare industry, the Company is and will be subject to claims that its services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from the Company than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject the Company to the risk of litigation. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. This trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiffs' lawyers of potentially large recoveries. In certain states in which the Company has significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation for which insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to the patients in its facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation could have a material adverse effect on the Company.

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

       On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for dismissal of this action.

       On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al. v. Donald C. Beaver, et al., case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, section 362 of the Bankruptcy Code, all proceedings against the Company were stayed on January 18, 2000. In exchange for the Company's agreement to lift the stay, the plaintiffs have agreed to limit all recovery from the Company in this case to insurance proceeds.

       On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy. This action has been dismissed.

       On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy. This action has been dismissed.

       On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil False Claims Act against a Company subsidiary and another health care provider. The complaint alleges that the Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principal and interest had been made. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for the dismissal of this action (as to the Company).

       On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East Health Care Center, one of the Company's SNFs. The subpoena requested medical records and other broad categories of documents. The Company produced a substantial amount of documents responsive to the subpoena. Civil aspects of this investigation were settled as part of the Global Settlement. On June 10, 2002, the United States Department of Justice informed the Company that the remaining aspects of the investigation were now closed.

       On approximately June 8, 1999, December 13, 2000, and October 16, 2001, the OIG issued subpoenas duces tecum to Mariner of Catonsville, one of the Company's SNFs. The subpoenas request medical records pertaining to residents and employment and business records. The subpoenas also request other broad categories of documents. The Company produced a substantial amount of documents responsive to the subpoenas. This investigation has been resolved as part of the Global Settlement.

       In connection with negotiating the Global Settlement, the Company was apprised of an action entitled United States ex rel. Carroll. v. Living Centers of America, et al., No. 97-cv-2606 (M.D. Fla.). This matter involves claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The complaint alleges that certain of the Company's facilities engaged in fraudulent practices which resulted in their filing false claims with the federal government in connection with reimbursement for durable medical supplies under the Medicare program. The complaint also alleges that certain of the Company's facilities engaged in a reimbursement scheme whereby the facility entered into an illegal referral arrangement involving waiver of co-insurance payments. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for the dismissal of this action (as to the Company).

         Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's SNFs during the cost report years 1992 through 1999. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for the dismissal of this action (as to the Company).

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

NOTE 13  SEGMENT INFORMATION

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

         The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations of the APS Division, for the periods indicated (in thousands of dollars):


                                         REORGANIZED  |
                                           COMPANY    |                       PREDECESSOR COMPANY
                                         -----------  |   -----------------------------------------------------------------
                                         TWO MONTHS   |    ONE MONTH         THREE MONTHS     FOUR MONTHS       SIX MONTHS
                                           ENDED      |      ENDED             ENDED             ENDED             ENDED
                                          JUNE 30,    |    APRIL 30,           JUNE 30,         APRIL 30,         JUNE 30,
                                           2002       |      2002               2001             2002              2001
                                         ----------   |    ---------         ------------     -----------       ----------
                                                      |
                                                      |
Revenues from external customers:                     |
   Nursing home services ........        $ 275,707    |    $ 137,436         $ 441,322         $ 564,350         $ 880,678
   Other ........................           19,381    |        9,382            28,899            37,087            57,214
                                         ---------    |    ---------         ---------         ---------         ---------
Consolidated revenues ...........        $ 295,088    |    $ 146,818         $ 470,221         $ 601,437         $ 937,892
                                         =========    |    =========         =========         =========         =========
                                                      |
Operating margin:                                     |
   Nursing home services ........        $  31,303    |    $   7,134         $  44,811         $  44,405         $  84,771
   Other ........................           (9,815)   |       (6,053)          (15,447)          (21,740)          (30,709)
                                         ---------    |    ---------         ---------         ---------         ---------
 Consolidated operating margin ..           21,488    |        1,081            29,364            22,665            54,062
                                                      |
Depreciation and amortization ...            4,922    |        2,832            12,652            11,733            24,407
                                         ---------    |    ---------         ---------         ---------         ---------
Operating income (loss) .........        $  16,566    |    $  (1,751)        $  16,712         $  10,932         $  29,655
                                         =========    |    =========         =========         =========         =========

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

Overview

         We are one of the largest providers of long-term health care services in the United States. We provide these services through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. At June 30, 2002, we operated approximately 300 SNFs in 23 states with approximately 36,000 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets. We also operated 13 owned, leased, or managed long-term acute care, or LTAC, hospitals in 4 states with approximately 670 licensed beds. See Note 13 of the accompanying unaudited condensed consolidated financial statements for financial information about our company's reportable segment.

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

         On January 6, 2002, we consummated the sale of our institutional pharmacy services business, or the APS Division, to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC, or, collectively, Omnicare. Accordingly, the APS Division has been reflected as a discontinued operation. See Note 7 of the accompanying unaudited condensed consolidated financial statements.

         At a meeting of our Board of Directors duly called and held on December 13, 2001, our Amended and Restated Bylaws were amended to change our fiscal year end from September 30 to December 31.

    Reorganization

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

         On May 13, 2002, or the Effective Date, we emerged from proceedings under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, pursuant to the terms of our joint plan of reorganization. On March 25, 2002, the Bankruptcy Court held a hearing regarding confirmation of our second amended and restated joint plan of reorganization filed on February 1, 2002, or, as modified at the confirmation hearing and including the related Disclosure Statement, exhibits, and attachments, the Joint Plan. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a summary of the Joint Plan, which is qualified in its entirety by reference to the Joint Plan filed as filed with the Securities and Exchange Commission, or the SEC, as Exhibit 2.1 to our Current Report on Form 8-K dated April 17, 2002. In connection with our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc.

         On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into a $297.0 million senior credit facility with a group of various lenders, consisting of $212.0 million of term loans, or the Term Loans, and a $85.0 million revolving line of credit, or the Revolving Credit Facility. The Term Loans and the Revolving Credit Facility are referred to collectively as the Senior Credit Facility. The Senior Credit Facility provided funds to satisfy certain obligations to our creditors under the Joint Plan, and will provide funds for general working capital purposes and for permitted acquisitions. We also issued $150.0 million in principal amount of secured debt due 2009, or the Second Priority Notes, to our senior secured creditors in the Chapter 11 Cases. See "Capital Resources" below.

    Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described in Note 3, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

         Since filing for protection under the Bankruptcy Code on January 18, 2000, or the Petition Date, we operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until our emergence from bankruptcy on May 13, 2002. Accordingly, our consolidated financial statements for periods prior to our emergence from bankruptcy have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", or SOP 90-7, on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

         In connection with our emergence from bankruptcy, we reflected the terms of the Joint Plan in our consolidated financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For accounting purposes, the adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity.

         As used in this Form 10-Q, the term "Predecessor Company" refers to the company and its operations for periods prior to its emergence from bankruptcy, while the term "Reorganized Company" is used to describe the company and its operations for periods thereafter. The Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the transition period from October 1, 2001 to December 31, 2001 included in the Predecessor Company's Transition Report filed with the SEC on Form 10-K, or the Transition Report. These financial statements should be read in conjunction with the Transition Report.

    Comparability of Financial Information

         The adoption of fresh-start reporting as of May 1, 2002 materially changed the amounts previously recorded in our consolidated financial statements. With respect to reported operating results, we believe that our business segment operating income prior to our adoption of fresh-start reporting is generally comparable to our business segment operating income after our adoption of fresh-start reporting. However, capital costs (rent, interest, depreciation and amortization) prior to our adoption of fresh-start reporting that were based on pre-petition contractual agreements and historical costs are not comparable to those capital costs after adoption of fresh-start reporting. In addition, our reported financial position and cash flows for periods prior to adoption of fresh-start reporting generally are not comparable to those for periods thereafter.

         In connection with the restructuring of our debt in accordance with the provisions of the Joint Plan, we recorded a gain of approximately $1.2 billion. Other significant adjustments were also recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002.

Critical Accounting Policies

         We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Revenue Recognition.

         We have agreements with third-party payors that provide for payments to our SNF's. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenues are reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements.

    Collectibility of Accounts Receivable.

         Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change.

    Reserves for Professional Liability Risks.

         We currently purchase general and professional liability insurance through a third party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim. Loss provisions for professional liability risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history, and independent actuarially determined estimates. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently by management with any adjustments resulting therefrom reflected in current earnings. Although management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

    Accounting for income taxes

         The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

         We have limited operating experience as a restructured organization. Furthermore, there are significant uncertainties with respect to future Medicare payments to both our nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, a valuation allowance is provided for deferred tax assets because the realizability of the deferred tax assets is uncertain.

         If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realized by us, the reorganization intangible recorded in connection with fresh-start accounting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value.

     Valuation of long-lived assets and reorganization value in excess of amounts allocable to identifiable assets.

         We regularly review the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future undiscounted cash flows, the carrying values of these assets are reduced to fair value.

         Reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value that could not be attributable to specific tangible or identified intangible assets recorded in connection with fresh-start accounting. In connection with the June 2001 issuance of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we have ceased to amortize reorganization value in excess of amounts allocable to identifiable assets beginning on January 1, 2002. In lieu of amortization, we are required to perform annual impairment tests for the excess reorganization value recorded.

     Recent Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early adoption encouraged. We adopted SFAS 146 on May 1, 2002 in connection with our adoption of fresh-start reporting and the adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses from Extinguishment of Debt", or SFAS 4, resulting in the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses from extinguishment of debt. Statement of Financial Accounting Standards No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" amended SFAS 4; and thus, is no longer necessary. Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers", was issued to establish accounting requirements for the effects of transition to the provision of the Motor Carrier Act of 1980. Because the transition has been completed, this statement is no longer necessary. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," or SFAS 13, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002 with early adoption encouraged. We adopted SFAS 145 on May 1, 2002 in connection with our adoption of fresh-start reporting and, accordingly, have presented the reorganization and restructuring of our debt in connection with the terms of our Joint Plan as a reorganization item.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001

         In accordance with the adoption of SFAS 142, we discontinued amortizing goodwill effective January 1, 2002. The Company had sufficient net operating loss carryforwards ("NOLs") for the six months ended June 30, 2002 to offset any taxes on net income. The following table sets forth the impact on our earnings relating to the adoption of SFAS 142 for the periods indicated (in thousands of dollars, except earnings per share amounts):


                                                       PREDECESSOR COMPANY
                                                  ---------------------------------
                                                  THREE MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                    JUNE 30,              JUNE 30,
                                                     2001                   2001
                                                  ------------           ----------

Reported net (loss) income ............            $  (4,919)            $    8,257

Add back: goodwill amortization .......                2,636                  5,280
                                                   ---------             ----------
Adjusted net (loss) income ............            $  (2,283)            $   13,537
                                                   =========             ==========

Earnings per share - basic and diluted:
Reported net (loss) income ............            $   (0.07)            $     0.11
Goodwill amortization .................                 0.04                   0.07
                                                   ---------             ----------
Adjusted net (loss) income ............            $   (0.03)            $     0.18
                                                   =========             ==========


Results of Operations

         The following table sets forth the amounts of our consolidated net revenues derived from the various sources of payment and certain operating data for our SNFs for the periods indicated (in thousands of dollars).


                                        REORGANIZED                               REORGANIZED
                                        COMPANY AND                               COMPANY AND
                                        PREDECESSOR                               PREDECESSOR
                                          COMPANY            PREDECESSOR           COMPANY             PREDECESSOR
                                         COMBINED              COMPANY             COMBINED              COMPANY
                                        ------------         ------------         ------------         -----------
                                        THREE MONTHS         THREE MONTHS          SIX MONTHS           SIX MONTHS
                                           ENDED                ENDED                ENDED                ENDED
                                          JUNE 30,             JUNE 30,             JUNE 30,             JUNE 30,
                                           2002                  2001                 2002                 2001
                                        ------------         ------------          -----------         -----------

Medicaid .....................            $212,327             $222,919             $429,581             $449,159
Medicare .....................             149,784              151,672              306,623              295,392
Private and other ............              79,795               95,630              160,321              193,341

Total average residents ......              30,828               34,627               30,980               35,136
Weighted average licensed beds
   available for use .........              35,242               39,448               35,169               40,031
Weighted average occupancy ...                87.5%                87.8%                88.1%                87.8%

         The following table sets forth the consolidated results of our operations for the periods indicated (in thousands of dollars):


                                               REORGANIZED                                  REORGANIZED
                                               COMPANY AND                                  COMPANY AND
                                               PREDECESSOR                                  PREDECESSOR
                                                 COMPANY             PREDECESSOR               COMPANY              PREDECESSOR
                                                COMBINED               COMPANY                COMBINED                COMPANY
                                               ------------          ------------           ------------            ----------
                                               THREE MONTHS          THREE MONTHS            SIX MONTHS              SIX MONTHS
                                                  ENDED                  ENDED                 ENDED                   ENDED
                                                 JUNE 30,              JUNE 30,               JUNE 30,               JUNE 30,
                                                  2002                   2001                   2002                   2001
                                               ------------          ------------           ------------            ----------

Net revenues .......................           $   441,906             $ 470,221             $   896,525             $ 937,892

Costs and expenses:
  Salaries, wages and benefits .....               271,832               284,345                 552,406               572,522
  Nursing, dietary and other
    supplies .......................                27,273                30,304                  54,742                61,008
  Ancillary services ...............                27,535                26,781                  55,281                53,389
  General and administrative .......                38,924                47,421                  80,403                94,542
  Insurance ........................                27,851                33,918                  58,809                61,235
  Rent .............................                11,114                14,085                  22,888                31,263
  Depreciation and amortization ....                 7,754                12,652                  16,655                24,407
  Provision for bad debts ..........                14,808                 4,003                  27,843                 9,871
                                               -----------             ---------             -----------              --------
Total costs and expenses ...........               427,091               453,509                 869,027               908,237
                                               -----------             ---------             -----------              --------
Operating income ...................                14,815               16,712                   27,498                29,655

Other income (expenses):
  Interest, net ....................                (4,948)                 (646)                 (5,156)                 (229)
  Reorganization items .............             1,442,805               (21,222)              1,394,309               (21,413)
  Other ............................                 1,325                    25                   1,379                 1,001
                                               -----------              ---------             -----------             --------
Income (loss) from continuing
   operations before income taxes ..             1,453,997                (5,131)              1,418,030                 9,014

Provision for income taxes .........                 5,263                    --                   5,263                    --
                                               -----------              ---------             -----------             --------
Income (loss) from continuing
   operations ......................             1,448,734                (5,131)              1,412,767                 9,014

Discontinued operations:
   Income (loss) from operations of
     discontinued pharmacy
     operations ....................                    --                   212                      --                  (757)
   Gain on sale of discontinued
     pharmacy operations ...........                 7,696                    --                  29,082                    --
                                               -----------             ---------             -----------             ---------
Net income (loss) ..................           $ 1,456,430             $  (4,919)            $ 1,441,849             $   8,257
                                               ===========             =========             ===========             =========

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

    Net Revenues.

         Net revenues totaled $441.9 million for the three months ended June 30, 2002, a decrease of $28.3 million, or 6.0%, as compared to the three months ended June 30, 2001. Net revenues for nursing home services accounted for $413.1 million, or 93.5%, of total net revenues for the three months ended June 30, 2002 as compared to $441.3 million, or 93.9%, for the three months ended June 30, 2001. Revenues for nursing home services are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix. Although net revenues for nursing home services experienced a decrease of approximately $28.2 million, or 6.4%, net revenues of our SNFs, excluding facilities that have already been divested, increased by approximately $12.8 million, or 3.2%, which translates into an increase in revenue per patient day of approximately $6.75 or 4.8%. The increase resulted from numerous factors, including an increase in average per diem rates for Medicaid reimbursement of 6.0% in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Although volume was down slightly for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, there was a favorable improvement in payor mix. These increases were offset by a decrease in revenues during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 of approximately $41.0 million due to the impact of the divestiture of facilities during the past twelve months. We anticipate that, in the aggregate, these divestitures will improve operating results in the future (see Note 7 of the accompanying unaudited condensed consolidated financial statements).

    Costs and expenses.

         Total costs and expenses decreased $26.4 million to $427.1 million for the three months ended June 30, 2002 as compared to $453.5 million for the three months ended June 30, 2001. The decrease is attributable to numerous factors, including decreases in salaries, wages and benefits of $12.5 million and general and administrative expenses of $8.5 million. Salaries, wages, and benefits, which comprise 61.5% and 60.5% of total net revenues for the three months ended June 30, 2002 and 2001, respectively, decreased by $12.5 million primarily as a result of the facilities divested during the past twelve months. The decrease in salaries, wages, and benefits resulting from the divestitures is partially offset by an increase in wages. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. The decrease in general and administrative expenses of $8.5 million during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 resulted mainly from our continued efforts to reduce overhead costs. The decreases in total costs and expenses include an increase in provision for bad debts of $10.8 million, which primarily resulted from a re-evaluation of our allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables related to facilities which have been divested.

    Reorganization items.

         Reorganization items, which consist of income, expenses and other costs incurred as a result of the bankruptcy filings, increased approximately $1.4 billion to a $1.4 billion gain for the three months ended June 30, 2002 as compared to a $21.2 million loss for the three months ended June 30, 2001. The increase is attributable to multiple factors including: (i) an increase of $25.7 million for professional fees incurred in connection with the various aspects of the Chapter 11 Cases, including, among other things, filing of the Joint Plan;
(ii) net gain on divestitures during the three months ended June 30, 2002 of $2.0 million as compared to net losses on divestitures during the three months ended June 30, 2001 of $4.3 million; (iii) the effects of fresh-start reporting which resulted in valuation adjustments of $253.9 million; and (iv) a gain of approximately $1.2 billion from the restructuring of our debt in accordance with the provisions of the Joint Plan. See Note 3 of the accompanying unaudited condensed consolidated financial statements.

    Discontinued Operations.

         The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. During the three months ended June 30, 2002, we recorded a gain on the sale of the APS Division of approximately $7.7 million. Income from operations of discontinued pharmacy operations was approximately $0.2 million for the three months ended June 30, 2001. See Note 7 of the accompanying unaudited condensed consolidated financial statements.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

    Net Revenues.

         Net revenues totaled $896.5 million for the six months ended June 30, 2002, a decrease of $41.4 million, or 4.4%, as compared to the six months ended June 30, 2001. Net revenues for nursing home services accounted for $840.0 million, or 93.7%, of total consolidated net revenues for the six months ended June 30, 2002 as compared to $880.7 million, or 93.9%, for the six months ended June 30, 2001. Revenues for nursing home services are derived from the provision of routine and ancillary services and are a function of occupancy rates and payor mix. Although net revenues for nursing home services experienced an decrease of approximately $40.6 million, or 4.6%, net revenues of our SNFs, excluding facilities that have already been divested, increased by approximately $38.3 million, or 4.9%, which translates into an increase in revenue per patient day of approximately $8.55 or 6.1%. The increase resulted from numerous factors, including a 3% increase in Medicare reimbursement rates in connection with the recent legislative relief provided by Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999, or BBRA, and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, which mitigated the final year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 6.6% in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. These increases were offset by a decrease in revenues during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 of approximately $78.9 million due to the impact of the divestiture of facilities during the past twelve months. We anticipate that, in the aggregate, these divestitures will improve operating results in the future (see Note 7 of the accompanying unaudited condensed consolidated financial statements).

    Costs and expenses.

         Total costs and expenses decreased $39.2 million to $869.0 million for the six months ended June 30, 2002 as compared to $908.2 million for the six months ended June 30, 2001. The decrease is attributable to numerous factors, including decreases in salaries, wages and benefits of $20.1 million, and general and administrative expenses of $14.1 million. Salaries, wages, and benefits, which comprise 61.6% and 61.0% of consolidated net revenues for the six months ended June 30, 2002 and 2001, respectively, decreased by $20.1 million primarily as a result of the facilities divested during the past twelve months. The decrease in salaries, wages, and benefits resulting from the divestitures are partially offset by an increase in wages. Various federal, state and local regulations impose, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels, as well as the mix of staff and therefore impact total costs and expenses. The decrease in general and administrative expenses of $14.1 million during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted mainly from our continued efforts to reduce overhead costs. Rent expense decreased approximately $8.4 million to $22.9 million for the six months ended June 30, 2002 as compared to $31.3 million for the six months ended June 30, 2001. The decrease was primarily a result of the divestiture of facilities and renegotiation of certain leases during the past twelve months. These decreases were partially offset by an increase in provision for bad debts of $18.0 million, which primarily resulted from a re-evaluation of our allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables related to facilities which have been divested.

    Reorganization items.

         Reorganization items, which consist of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, increased approximately $1.4 billion to a $1.4 billion gain for the six months ended June 30, 2002 from a $21.4 million loss for the six months ended June 30, 2001. During the six months ended June 30, 2002, we recorded a gain of approximately $1.2 billion from the restructuring of our debt in accordance with the provisions of the Joint Plan. In addition, we recorded a gain on fresh-start valuation adjustments of approximately $253.9 million to reflect adjustments to record property and equipment and identifiable intangible assets at their fair values in accordance with our adoption of fresh-start reporting.

See Note 3 of the accompanying unaudited condensed consolidated financial statements.

    Discontinued Operations.

         The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. During the six months ended June 30, 2002, we recorded a gain on the sale of the APS Division of approximately $29.1 million. Loss from operations of discontinued pharmacy operations was approximately $0.8 million for the six months ended June 30, 2001. See Note 7 of the accompanying unaudited condensed consolidated financial statements.

Seasonality

         Our revenues and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of third-party payment rate changes, the number of work days in the period, and seasonal census cycles.

Liquidity and Capital Resources of the Company


                                                                       PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------------------
                                                           LESS THAN 1
                                             TOTAL            YEAR           1-3 YEARS        4-5 YEARS        AFTER 5 YEARS
                                           --------        -----------       ---------        ---------        -------------

Contractual Obligations:
   Long-term debt
     Term Loans .................          $211,470          $ 2,107          $ 4,151          $  4,068          $201,144
     Second Priority Notes ......           150,000               --               --                --           150,000
     Non-recourse indebtedness of
        subsidiary ..............            59,688               --               --                --            59,688
     Mortgage notes payable .....            11,767              422              330               393            10,622
     Capital leases .............            56,446            3,623           32,665            12,601             7,557
   Operating leases .............           205,053           35,759           57,629            37,972            73,693
   Other ........................             2,121              139              246               178             1,558
                                           --------          -------          -------          --------          --------
                                           $696,545          $42,050          $95,021          $ 55,212          $504,262
                                           ========          =======          =======          ========          ========


                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                  ---------------------------------------------------------------------------
                                                 LESS THAN 1
                                   TOTAL            YEAR          1-3 YEARS      4-5 YEARS      AFTER 5 YEARS
                                  -------        -----------      ---------      ---------      -------------

Commercial Commitments:
   Letters of credit (1)          $29,119          $29,119          $  --          $   --          $   --
   Guarantees ..........            5,100               --             --              --           5,100
                                  -------          -------          -----          ------          ------
                                  $34,219          $29,119          $  --          $   --          $5,100
                                  =======          =======          =====          ======          ======


(1) Includes letters of credit collateralized with approximately $21.5 million in cash.

    Working Capital and Cash Flows.

         At June 30, 2002, we had working capital of $101.1 million and cash and cash equivalents of $92.2 million as compared to working capital of $347.6 million and cash and cash equivalents of $213.7 million at December 30, 2001. For the two months ended June 30, 2002, net cash provided by operating activities of continuing operations before reorganization items was approximately $18.3 million. Net cash provided by operating activities of continuing operations before reorganization items was approximately $38.5 million for the four months ended April 30, 2002. See the unaudited Condensed Consolidated Statements of Cash Flows in the accompanying unaudited condensed consolidated financial statements. For the six months ended June 30, 2001, net cash provided by operating activities of continuing operations before reorganization items was approximately $66.0 million.

         Capital expenditures were approximately $5.9 million for the two months ended June 30, 2002, $27.6 million for the four months ended April 30, and $8.4 million for the six months ended June 30, 2001, all of which were financed through internally generated funds. Capital expenditures for the four months ended April 30, 2002 included approximately $15.2 million related to certain facilities that were damaged by floods. See Note 7 of accompanying unaudited condensed consolidated financial statements. Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. We expect planned capital expenditures for the twelve months ended December 31, 2002 to approximate $50.0 million.

         During the four months ended April 30, 2002, we received net proceeds from the disposition of assets of approximately $92.4 million, which primarily related to the sale of the APS Division (see Note 7 of the accompanying unaudited condensed consolidated financial statements). During the six months ended June 30, 2001, we received net proceeds from the disposition of assets of approximately $4.2 million. The majority of the cash from the disposition of assets was used for repayments against our prepetition senior credit facilities as adequate protection payments.

         During the two months ended June 30, 2002, we made aggregate principal repayments of long-term debt of approximately $1.3 million. During the four months ended April 30, 2002 we made aggregate principal repayments of long-term debt of approximately $386.9 million of which approximately $287.4 million was paid to the principal lenders under our prepetition senior credit facilities in connection with the consummation of the Joint Plan (see Note 3 of the accompanying unaudited condensed consolidated financial statements). In addition, we also received $212.0 million related to the Senior Credit Facility entered into in connection with the consummation of the Joint Plan (see Note 5 of the accompanying unaudited condensed consolidated financial statements). During the six months ended June 30, 2001, we made aggregate principal repayments of long-term debt of approximately $17.0 million.

         We believe that our cash flow from operations, along with available borrowings under the Senior Credit Facility, will be sufficient to meet our liquidity needs for the foreseeable future. For a discussion of items that may have an adverse impact on our future liquidity, see "Cautionary Statements" below.

    Capital Resources.

         Senior Credit Facility. On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into a Credit and Guaranty Agreement with a group of various lenders, which established (a) a revolving line of credit of $85.0 million, or the Revolving Credit Facility; and (b) term loan facilities of $212.0 million, or the Term Loans. The Term Loans and the Revolving Credit Facility are collectively referred to as the Senior Credit Facility. The Revolving Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit.

         Outstanding loans under the Senior Credit Facility bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar rate loans. The applicable margin for loans under the Revolving Credit Facility are subject to adjustment in the future in accordance with a performance-based grid. The Senior Credit Facility is guaranteed by substantially all of our subsidiaries and is secured by liens and security interests on substantially all of our real property and personal property assets. The Senior Credit Facility also requires us to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA (as defined in the Senior Credit Facility), maximum total leverage and senior leverage ratios, and maximum capital expenditures.

         Proceeds of loans made under the Revolving Credit Facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings were outstanding under the Revolving Credit Facility as of June 30, 2002; however, approximately $8.7 million of letters of credit issued under the Revolving Credit Facility were outstanding on that date. As the result of the issuance of additional replacement and other letters of credit subsequent to June 30, 2002, there were approximately $22.6 million in letters of credit issued under the Revolving Credit Facility as of August 21, 2002.

         Proceeds of the Term Loans were used to fund our obligations under the Joint Plan and to pay in cash all or a portion of certain claims of prepetition senior credit facility lenders and mortgage lenders. At June 30, 2002, the interest rate on the Term Loans was 5.125%. The Term Loans amortize in quarterly installments at a rate of 1% per year, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at our option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in our business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in our business; and
(iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of our company's consolidated excess cash flow.

         Pursuant to the First Amendment to Credit and Guaranty Agreement dated as of August 9, 2002, approved by the requisite Senior Credit Facility lenders, the terms of the Senior Credit Facility were modified to, among other things, extend to February 13, 2003 the deadline for the Company to cause the interest rates on at least 50% of its total funded debt to be effectively fixed, whether through interest rate protection agreements or otherwise.

         Senior Secured Notes. On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into an indenture with The Bank of New York, as trustee, pursuant to which we issued $150.0 million of senior secured notes due in 2009, or the Second Priority Notes. The Second Priority Notes bear interest at a 3-month London Inter-Bank Offered Rate, or LIBOR, adjusted quarterly, plus 550 basis points. At June 30, 2002, the interest rate payable under the Second Priority Notes was 7.44%. The Second Priority Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. Such obligations are secured by liens and security interests in the same collateral as that pledged to secure the Senior Credit Facility. However, the liens and security interests benefiting the Second Priority Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Senior Credit Facility.

         Other Letters of Credit. As of June 30, 2002, the company had outstanding approximately $20.4 million in letters of credit issued under the company's pre-Effective Date credit facilities and secured by approximately $21.5 million of cash collateral. Due to the subsequent replacement and surrender of certain of those letters of credit, the aggregate amount of such letters of credit outstanding as of August 21, 2002 had decreased to approximately $11.7 million, and the amount of the related cash collateral to approximately $12.3 million.

         Non-Recourse Indebtedness of Unrestricted Subsidiary. One of our wholly owned subsidiaries, Professional Health Care Management, Inc., or PHCMI, is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc., or Omega, that was restructured as part of the Chapter 11 Cases. The loan, or the Omega Loan, bears interest at a rate of 11.57% per annum and is guaranteed by all the subsidiaries of PHCMI and is secured by liens and security interests on all or substantially all of the real property and personal property of PHCMI and such subsidiaries, or the PHCMI Entities, including 9 SNFs located in Michigan and 3 others in North Carolina, or the Omega Facilities. Omega is also entitled to receive an annual amendment fee equal to 25% of the free cash flow from the Omega Facilities. The Omega Loan provides for interest only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI's option until August 31, 2021. Prior to maturity, the Omega Loan is not subject to prepayment at the option of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004), and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest.

         The Omega Loan constitutes non-recourse indebtedness to the rest of the legal entities of Mariner Health Care, Inc. excluding PHCMI, or the MHC Entities. None of the MHC Entities have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI's issued and outstanding capital stock. In addition, none of the PHCMI Entities have guaranteed either the Senior Credit Facility or the Senior Secured Notes, nor have they pledged their assets for such indebtedness. The Omega Loan restricts the extent to which PHCMI can incur other indebtedness, including intercompany indebtedness from PHCMI's shareholders.

    Omega Settlement.

         In light of the non-recourse nature of the Omega Loan beyond the PHCMI Entities and the stock of PHCMI that was pledged to Omega, our management, in consultation with representatives of the agent for our prepetition senior credit facilities (participants in which became the owners of the vast majority of the equity of our reorganized company under the Joint Plan), concluded that it would be appropriate to structure an option to sell a 51% interest in PHCMI. To that end, prior to the Effective Date, one of our wholly owned subsidiaries, GranCare, Inc., or GranCare, as the sole shareholder of PHCMI, entered into a Share Purchase Agreement dated as of September 1, 2001, or SPA, with PHCMI and an unaffiliated investor, Nexion Health BKC, Inc., or Nexion. Pursuant to the SPA, GranCare received an option to, among other things, sell Nexion 51% of the issued and outstanding capital stock of PHCMI and attendant control rights. After the Effective Date, and in connection with our corporate restructuring program, GranCare's interest in the PHCMI stock and under the SPA were transferred to a newly formed wholly owned subsidiary of ours known as PHCMI Holding Company, LLC. The option under the SPA was originally scheduled to expire on the Effective Date. However, pursuant to an agreement with Nexion, the option was extended to August 15, 2002. However, our Board of Directors determined that it was not in our best interest to exercise the option so it was allowed to expire, unexercised, on August 15, 2002.

    Healthcare Regulatory Matters.

         The Balanced Budget Act contained numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by approximately $115.0 billion and $13.0 billion through the end of 2002. Approximately 50% of the savings were achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and will continue to have, a material adverse effect on us. Since the passage of the Balanced Budget Act, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for SNFs under the Medicare PPS. However, certain increases in Medicare reimbursement provided for under the subsequent legislation will terminate when the Center for Medicare and Medicaid Services, or CMS (formally known as the Health Care Financing Administration), implements a resource utilization group, or RUG, refinement to more accurately predict the cost of non-therapy ancillary services. On April 3, 2002, CMS issued a press release announcing that these RUG refinements will not be implemented for the fiscal year beginning October 1, 2002; as a result, CMS estimates that nursing homes will continue to receive an estimated $1.0 billion in temporary add-on payments in the next Federal fiscal year. This policy was confirmed in the final SNF PPS rule for Federal fiscal year 2003 published July 31, 2002. Although the RUG refinements have been delayed at least one year, certain other legislative increases will sunset on October 1, 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with the legislative provisions that will sunset on October 1, 2002 will have a material adverse effect on the company. Our company's management preliminarily estimates that these occurrences will result in a loss of revenue of approximately $35.0 million in the Federal fiscal year 2003. The House of Representatives approved legislation, H.R. 4954 in June 2002, that would provide certain temporary SNF payment increases, including increases in the nursing component of the PPS rate in Federal fiscal years 2003 through 2005. The Senate, however, has not yet approved such legislation. While we are hopeful that Congress will enact legislation in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief that may be enacted.

         CMS also is moving towards replacing the reasonable cost-based payment system for LTAC hospitals, or LTCHs, with a PPS. On March 22, 2002, CMS published a LTCH PPS proposed rule that would use information from LTCH patient records to classify patients into distinct long-term care diagnosis-related groups, or LTC-DRGs, based on clinical characteristics and expected resource needs. Separate per-discharge payments would be calculated for each DRG. CMS plans to publish the final LTCH PPS rule by August 2002, and the new system is to be effective October 1, 2002. The new system would be phased in over five years, with reimbursement based on a blend of federal rates and cost-based reimbursement during the transition period, although certain facilities could elect to immediately adopt the full federal rates. If the Secretary for Health and Human Services, or the Secretary, is unable to implement the per-discharge LTCH PPS by October 1, 2002, BIPA requires the Secretary to implement a PPS for these hospitals using existing acute hospital diagnosis related groups that have been modified where feasible to account for resource use of LTCH patients, using the most recently available hospital discharge data for such services furnished on or after that date. Because the rulemaking has not been finalized, we cannot predict the ultimate impact the new system will have on the LTACs we operate.

         Our primary sources of revenue are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998, the federal Medicare program began to convert to a PPS for SNF services. Since the end of the third quarter of 1999, all of our SNFs have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. Payments for nursing facility services that are provided to Medicaid recipients are paid at rates that are set by each individual state's Medicaid program.

         For cost reporting periods that ended before the implementation of PPS, the facilities were reimbursed under Medicare on the basis of reasonable and necessary costs as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period and that could be further delayed by appeals and litigation. All outstanding pre-petition cost reports were settled in connection with the Global Settlement.

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

    Other Factors Affecting Liquidity and Capital Resources.

         We have experienced a significant increase in our labor costs over the course of the last year in certain markets in which we plan to continue operations. While this has not yet had a material adverse effect on our operations, there can be no assurance that an increase in nursing staff wages will not have such an effect in the future. We believe that these increases are a result of a decrease in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry. We have experienced increased staffing requirements in order to maintain compliance with various Medicare and Medicaid programs. We anticipate that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of younger nursing staff candidates to fill anticipated vacancies. We are exploring ways in which to address this problem, including recruiting labor from overseas and providing incentives for nurses to remain in our employment. However, we expect this negative trend to continue.

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

         Insurance costs in the long-term care industry for general liability and professional liability coverage, or GL/PL, particularly in Florida and Texas where we maintain significant operations, continue to rise. Significant increases in the number of claims and the amount of an average claim continue. Insurance markets have responded to this significant increase by severely restricting the availability of long-term care GL/PL coverage. As a result of the changes described above, fewer companies are engaged in insuring long-term care companies; and those that do offer insurance coverage do so at a very high cost. This is in large part a result of plaintiff lawyer activity in certain markets in which we operate. We anticipate that these trends will continue, and that GL/PL costs will continue to increase. These increases have already had an adverse effect on our operations. No assurance can be given that our GL/PL costs will not continue to rise, or that GL/PL coverage will be available to us in the future.

         We currently purchase excess liability insurance only and maintain an unaggregated $1.0 million self-insured retention per claim in all states except Colorado, where we maintain first dollar coverage. Prior to July 31, 1999, our liability insurance policies included aggregated stop loss features limiting our out-of-pocket exposure. With stop loss insurance unavailable to us, the expected direct costs have continued to increase. This increased exposure will have a delayed negative effect on our operating cash flow as claims develop over the next several years.

         We currently maintain two captive insurance subsidiaries to provide for reinsurance obligations under workers' compensation, GL/PL, and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of our company.

         We also have significant rent obligations relating to our leased facilities. Total rent expense was approximately $7.3 million, $15.6 million and $31.3 million for the two months ended June 30, 2002, four months ended April 30, 2002, and the six months ended June 30, 2001, respectively. We estimate rent expense to be approximately $45.0 million for the twelve months ended December 31, 2002. We have rejected approximately 60 leases of office space no longer required by our existing operations or formerly used in discontinued or divested business lines since the commencement of the Chapter 11 Cases.

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

- the ability to control costs and implement measures designed to enhance operating efficiencies;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discussion of our company's exposure to market risk contains "forward-looking statements" that involve risks and uncertainties. The information presented has been prepared using certain assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

         At June 30, 2002, our company's principal exposure to market risk relates to changes in LIBOR which affects the interest paid on our variable rate borrowings and the fair value of our fixed rate borrowings.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal cash flows and related weighted average interest rates by expected maturity for the periods indicated (in thousands of dollars, except interest rates):


                                                                 EXPECTED MATURITIES
                        -----------------------------------------------------------------------------------------------------------
                                                                                                                      FAIR VALUE
                                                                                                                           AT
                        YEAR 1       YEAR 2        YEAR 3       YEAR 4       YEAR 5      THEREAFTER       TOTAL      JUNE 30, 2002
                        ------       ------        ------       ------       ------      ----------      -------     -------------

Liabilities:
Long-term debt,
   including
   amounts due in
   one year:
Fixed rate ......       $4,045       $23,077       $9,918       $9,121       $3,873       $ 77,867       $127,181       $127,901
Average interest
   rate .........          9.1%          8.2%         8.1%         7.8%         7.4%           7.3%

Variable rate ...       $2,107       $ 2,086       $2,065       $2,044       $2,024       $351,144       $361,470       $361,470
Average interest
   rate (a)


         (a) Outstanding loans under the Senior Credit Facility bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar rate loans. The Second Priority Notes bear interest as a 3-month LIBOR, adjusted quarterly, plus 550 basis points.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         As is typical in the healthcare industry, we are and will be subject to claims that our services have resulted in resident injury or other adverse effects, the risks of which will be greater for higher acuity residents receiving services from us than for other long-term care residents. In addition, resident, visitor, and employee injuries will also subject us to the risk of litigation. We have experienced an increasing trend in the number and severity of litigation and claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which we have significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that we will not be liable for punitive or other damages awarded in litigation for which insurance coverage is not available. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. While we believe that we provide quality care to the patients in our facilities and we materially comply with all applicable regulatory requirements a materially adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on us.

         From time to time, we have been party to various legal proceedings in the ordinary course of business. In our opinion, except for the approval of the Global Settlement by the Bankruptcy Court as discussed in Note 12 of the accompanying unaudited condensed consolidated financial statements, there have been no material developments in the litigation matters set forth in our Transition Report.

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

         On March 18, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Northern District of Alabama, alleging, inter alia, employment discrimination, wrongful discharge, negligent hiring, violation of the Federal False Claims Act, and retaliation under the False Claims Act. The action is titled Powell, et al. v. Paragon Health Inc., et al., civil action No. CV-98-0630-S. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for dismissal of this action.

         On October 1, 1998, a class action complaint was asserted against certain of the Company's predecessor entities and affiliates and certain other parties in the Tampa, Florida, Circuit Court, Ayres, et al. v. Donald C. Beaver, et al., case no. 98-7233. The complaint asserted three claims for relief, including breach of fiduciary duty against one group of defendants, breach of fiduciary duty against another group of defendants, and civil conspiracy arising out of issues involving facilities previously operated by the Brian Center Corporation or one of its subsidiaries, and later by a subsidiary of LCA, a wholly-owned subsidiary of the Company, as a result of the merger with Brian Center Corporation. In accordance with the Company's voluntary filing under chapter 11 of the Bankruptcy Code, and more particularly, section 362 of the Bankruptcy Code, all proceedings against the Company were stayed on January 18, 2000. In exchange for the Company's agreement to lift the stay, the plaintiffs have agreed to limit all recovery from the Company in this case to insurance proceeds.

         On November 16, 1998, a complaint was filed under seal by a former employee against the Company, certain of its predecessor entities and affiliates in the United States District Court for the Southern District of Texas, alleging violation of the Federal False Claims Act. The action is titled United States ex rel. Nelius, et al., v. Mariner Health Group, Inc., et al., civil action No. H-98-3851. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy. This action has been dismissed.

         On October 27, 1999, the Company was served with a Complaint in United States ex rel. Cindy Lee Anderson Rutledge and Partnership for Fraud Analysis and State of Florida ex rel. Cindy Lee Anderson Rutledge Group, Inc., ARA Living Centers, Inc. and Living Centers of America, Inc., No. 97-6801, filed in the United States District Court for the Eastern District of Pennsylvania. This action originally was filed under seal on November 5, 1997, by relators Cindy Lee Anderson Rutledge and the Partnership for Fraud Analysis under the Federal False Claims Act and the Florida False Claims Act. The Complaint alleges that the Company is liable under the Federal False Claims Act and the Florida False Claims Act for alleged violations of regulations pertaining to the training and certification of nurse aides at former LCA facilities. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy. This action has been dismissed.

         On approximately January 20, 2000, the OIG issued subpoenas duces tecum to the Company and Summit Medical Management (a subsidiary of the Company). The subpoenas request documents relating to the purchase of Summit Medical Management and other subsidiaries. In addition, the subpoenas request other broad categories of documents. As part of the Global Settlement negotiations, the Company was informed that a complaint had been filed, United States ex rel Weatherford v. Summit Institute of Pulmonary Medicine and Rehabilitation, et al. (N.D.Ga.). The federal government informed the Company that this matter involves claims under the Federal Civil False Claims Act against a Company subsidiary and another health care provider. The complaint alleges that the Company improperly accounted for a loan in cost reports submitted on behalf of the Summit Institute of Pulmonary Medicine and Southwest Medical Center by Forum Health, which falsely represented that payments of principal and interest had been made. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for the dismissal of this action (as to the Company).

         On approximately August 31, 2000, the United States Attorney for Eastern District of Michigan issued a subpoena duces tecum to Cambridge East Health Care Center, one of the Company's SNFs. The subpoena requested medical records and other broad categories of documents. The Company produced a substantial amount of documents responsive to the subpoena. Civil aspects of this investigation were settled as part of the Global Settlement. On June 10, 2002, the United States Department of Justice informed the Company that the remaining aspects of the investigation were now closed.

         On approximately June 8, 1999, December 13, 2000, and October 16, 2001, the OIG issued subpoenas duces tecum to Mariner of Catonsville, one of the Company's SNFs. The subpoenas request medical records pertaining to residents and employment and business records. The subpoenas also request other broad categories of documents. The Company produced a substantial amount of documents responsive to the subpoenas. This investigation has been resolved as part of the Global Settlement.

         In connection with negotiating the Global Settlement, the Company was apprised of an action entitled United States ex rel. Carroll. v. Living Centers of America, et al., No. 97-cv-2606 (M.D. Fla.). This matter involves claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The complaint alleges that certain of the Company's facilities engaged in fraudulent practices which resulted in their filing false claims with the federal government in connection with reimbursement for durable medical supplies under the Medicare program. The complaint also alleges that certain of the Company's facilities engaged in a reimbursement scheme whereby the facility entered into an illegal referral arrangement involving waiver of co-insurance payments. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for the dismissal of this action (as to the Company).

         Also in connection with negotiating the Global Settlement, the Company was apprised of two actions entitled United States ex rel. Roberts v. Vencor, Inc., et al., No 96-cv-2308 (JWL)(D.Kan.) and United States ex rel. Rivera v. Restore Respiratory Care, Inc., et al. (N.D.Ga.). These matters involve claims under the Federal Civil False Claims Act against a number of the Company's subsidiaries and other health care providers. The complaints allege that the Company overbilled the United States for and maintained false or fraudulent documentation of respiratory care services and associated supplies provided to Medicare patients at certain of the Company's SNFs during the cost report years 1992 through 1999. This action has been settled between the parties as part of the Global Settlement. Under the terms of the Global Settlement, the plaintiff (relator) must shortly withdraw any proof of claim filed in the bankruptcy and move for the dismissal of this action (as to the Company).

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the effectiveness of the Joint Plan the company issued the equity securities described below in reliance on the exemption provided by Section 1145(b) of the Bankruptcy Code. In all cases, the securities were issued in consideration of the claims held by creditors in connection with the Chapter 11 Cases.

    Common Stock

         An aggregate of 20.0 million shares of the company's common stock, par value $.01 per share, were issued to the classes of creditors described in the company's Current Report on Form 8-K filed with the SEC on April 17, 2002.

    Warrants

         Warrants to purchase an aggregate of 753,786 shares of the company's common stock, par value $.01 per share, were issued to the classes of creditors described in the company's Current Report on Form 8-K filed with the SEC on April 17, 2002. The initial exercise price of the warrants is $28.04. The exercise period for the warrants began on May 13, 2002 and expires on the second anniversary of the issuance of the warrants. The terms governing the warrants are set forth in a Warrant Agreement, dated as of May 13, 2002, between the company and American Stock Transfer and Trust Company, as Warrant Agent, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBITS
--------

   10.1       Employment Agreement dated April 4, 2002,  between C. Christian Winkle, President and Chief
              Executive Officer of Mariner Health Care, Inc., and Mariner Health Care, Inc. *

   10.2       Employment Agreement dated May 13, 2002, between Boyd P. Gentry,  Senior Vice President and
              Treasurer of Mariner Health Care, Inc., and Mariner Health Care Management Company *

   10.3       Employment Agreement dated May 13, 2002, between Stefano Miele, Senior Vice President, General
              Counsel and Secretary of Mariner Health Care, Inc., and Mariner Health Care Management Company *

   10.4       Employment Agreement dated May 13, 2002, between Terry P. O'Malley, Senior Vice President, Human
              Resources of Mariner Health Care, Inc., and Mariner Health Care Management Company *

   10.5       Employment Agreement dated May 13, 2002, between William C. Straub, Senior Vice President and
              Chief Accounting Officer of Mariner Health Care, Inc., and Mariner Health Care Management
              Company *

   10.6       Employment Agreement dated May 13, 2002, between John M. Notermann, Senior Vice President,
              Corporate Development of Mariner Health Care, Inc., and Mariner Health Care Management Company *

   10.7       Employment Agreement dated May 13, 2002, between David F. Polakoff, M.D., Senior Vice President,
              Chief Medical Officer of Mariner Health Care, Inc., and Mariner Health Care Management Company *

   10.8       Civil and Administrative Settlement by and between the United States of America, acting through the
              United States Department of Justice, and on behalf of the Office of Inspector General of the
              Department of Health and Human Services and Mariner  Post-Acute  Network,  Inc. (the  predecessor company to Mariner Health Care, Inc.),  Mariner Health Group,  Inc. and Affiliated  Debtors dated
              March 25, 2002

   10.9       Corporate Integrity Agreement between the Office of Inspector General of the Department of
              Health and Human Services and Mariner Health Care, Inc. effective as of April 3, 2002

  10.10       Form of Management Agreement dated as of May 13, 2002, by and between Mariner Health Care
              Management Company and the subsidiaries of Mariner Health Care, Inc. operating skilled nursing facilities

  10.11       Mariner Health Care, Inc. 2002 Stock Incentive Plan *

  10.12       Mariner Health Care, Inc. 2002 Outside Directors' Stock Option Plan *

  10.13       First Amendment to Credit and Guaranty Agreement dated as of August 9, 2002, by and among
              Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., UBS AG, Stamford
              Branch, as Administrative Agent, and the Senior Credit Facility Lenders signatory thereto.

  10.14       Separation Agreement and General Release between Susan Thomas  Whittle and Mariner  Post-Acute
              Network, Inc. *

   99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

   99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002


*        Management contract or compensation plan, contract or arrangement.

---------
(b)      Reports on Form 8-K

         On May 28, 2002 we filed a Current Report on Form 8-K announcing a change of control of the company as a result of the effectiveness of the Joint Plan on May 13, 2002 and describing the composition of our new stockholder base.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MARINER HEALTH CARE, INC.
                                       (Registrant)

                                    By:   /s/ William C. Straub
                                       ----------------------------------------
                                       William C. Straub
                                       Senior Vice President and
                                       Chief Accounting Officer (Principal
                                       Financial and Accounting Officer)

Date:    August 23, 2002