Form 10-Q
period 2002-09-30
MARINER HEALTH CARE INC
filed 2002-11-14
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

0-49813
(Commission file number)

MARINER HEALTH CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2012902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Ravinia Drive, Suite 1500
Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

(678) 443-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No ☐

     There were 20,000,000 shares of Common Stock of the registrant outstanding as of November 12, 2002.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes  ☒    No ☐

PART I       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Reorganized Company		Predecessor Company

	Three Months	Five Months	Three Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,	September 30,
	2002	2002	2001	2002	2001

Net revenue	$445,866	$740,954	$463,895	$601,437	$1,401,787
Costs and expenses:
Salaries, wages and benefits	272,802	455,971	284,007	369,237	856,529
Nursing, dietary and other supplies	26,545	44,701	29,329	36,586	90,337
Ancillary services	27,969	47,145	37,627	36,105	91,016
General and administrative	44,851	69,257	50,515	55,997	145,057
Insurance	29,642	48,572	28,939	39,879	90,174
Rent	11,077	18,341	13,614	15,624	44,877
Depreciation and amortization	9,429	14,351	13,628	11,733	38,035
Provision for bad debts	4,695	7,194	13,664	25,344	23,535
Loss on settlement with government	—	—	33,410	—	33,410

Total costs and expenses	427,010	705,532	504,733	590,505	1,412,970

Operating income (loss)	18,856	35,422	(40,838)	10,932	(11,183)
Other income (expenses):
Interest expense	(9,931)	(15,444)	(1,149)	(3,017)	(1,962)
Interest income	1,425	3,645	2,958	1,154	3,542
Reorganization items	—	—	(18,206)	1,394,309	(39,619)
Other	(300)	(416)	(176)	1,495	825

Income (loss) from continuing operations before income taxes	10,050	23,207	(57,411)	1,404,873	(48,397)
Provision (benefit) for income taxes	4,100	9,363	(4,807)	—	(4,807)

Income (loss) from continuing operations	5,950	13,844	(52,604)	1,404,873	(43,590)
Discontinued operations:
Income from operations of discontinued pharmacy operations	—	—	1,042	—	285
Gain on sale of discontinued pharmacy operations	—	—	—	29,082	—

Net income (loss)	$5,950	$13,844	$(51,562)	$1,433,955	$(43,305)

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Reorganized Company		Predecessor Company

	Three Months	Five Months	Three Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,	September 30,
	2002	2002	2001	2002	2001

Earnings (loss) per share – basic and diluted:
Income (loss) from continuing operations	$0.30	$0.69	$(0.71)	$19.07	$(0.59)
Discontinued operations:
Income from operations of discontinued pharmacy operations	—	—	0.01	—	—
Gain on sale of discontinued pharmacy operations	—	—	—	0.39	—

Net income (loss) per share	$0.30	$0.69	$(0.70)	$19.46	$(0.59)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted	20,000	20,000	73,688	73,688	73,688

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	Reorganized	Predecessor
	Company	Company

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,713	$213,740
Receivables, net of allowance for doubtful accounts of $82,693 and $61,049	246,709	238,736
Inventories	7,634	6,720
Net assets of discontinued operations	—	59,053
Other current assets	34,586	34,628

Total current assets	382,642	552,877
Property and equipment, net of accumulated depreciation of $17,671 and $356,926	579,658	412,965
Reorganization value in excess of amounts allocable to identifiable assets	264,954	—
Goodwill, net of $37,425 in accumulated amortization as of December 31, 2001	6,793	193,651
Restricted investments	37,233	37,767
Other assets	26,109	25,095

	$1,297,389	$1,222,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$6,196	$—
Accounts payable	52,839	66,217
Accrued compensation and benefits	82,143	91,368
Accrued insurance obligations	28,013	24,725
Other current liabilities	88,935	22,926

Total current liabilities	258,126	205,236
Liabilities subject to compromise	—	2,289,600
Long-term debt, net of current maturities	481,754	59,688
Long-term insurance reserves	190,809	107,734
Other liabilities	26,231	27,357

Total liabilities	956,920	2,689,615
Commitments and contingencies
Stockholders’ equity (deficit):
Reorganized Company preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Predecessor preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Reorganized Company common stock, $.01 par value; 80,000,000 shares authorized; 20,000,000 shares issued and outstanding	200	—
Predecessor Company common stock, $.01 par value; 500,000,000 shares authorized; 73,688,379 shares issued and outstanding	—	737
Reorganized Company warrants to purchase common stock	935	—
Capital in excess of par value	358,977	980,952
Accumulated deficit	(19,890)	(2,449,378)
Accumulated other comprehensive income	247	429

Total stockholders’ equity (deficit)	340,469	(1,467,260)

	$1,297,389	$1,222,355

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Reorganized
	Company	Predecessor Company

	Five Months	Four Months	Nine Months
	Ended	Ended	Ended
	September 30,	April 30,	September 30,
	2002	2002	2001

Cash flows from operating activities:
Net income (loss)	$13,844	$1,433,955	$(43,305)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,351	11,733	38,035
Provision for bad debts	7,194	25,344	23,535
Reorganization items, net	—	(1,394,309)	39,619
Casualty gain	—	(1,527)	—
Equity earnings/minority interest	416	33	(825)
Provision for deferred income taxes	9,363	—	—
Loss on settlement with government	—	—	33,410
Income from discontinued pharmacy operations	—	—	(285)
Gain on sale of discontinued pharmacy operations	—	(29,082)	—
Changes in operating assets and liabilities:
Receivables	(18,101)	(13,090)	(29,741)
Inventories	(3)	(1,218)	1,115
Other current assets	(5,726)	4,410	6,552
Accounts payable	(1,261)	(27,211)	21,946
Accrued and other current liabilities	(10,648)	25,323	(7,756)
Changes in long-term insurance reserves	16,726	11,369	37,196
Other	178	(7,185)	(8,200)

Net cash provided by operating activities of continuing operations before reorganization items	26,333	38,545	111,296

Net cash provided by discontinued pharmacy operations	—	—	8,760

Payment of reorganization items, net	(20,437)	(35,813)	(40,840)

Cash flows from investing activities:
Capital expenditures	(17,287)	(27,553)	(23,849)
Disposition of assets	2,784	92,446	4,393
Restricted investments	13,695	(14,975)	3,348
Other	58	6,166	718

Net cash (utilized) provided by investing activities	(750)	56,084	(15,390)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	212,000	—
Repayment of long-term debt	(2,693)	(386,872)	(33,275)
Payment of deferred financing fees	—	(6,424)	—
Other	—	—	(3,853)

Net cash utilized by financing activities	(2,693)	(181,296)	(37,128)

Increase (decrease) in cash and cash equivalents	2,453	(122,480)	26,698
Cash and cash equivalents, beginning of period	91,260	213,740	182,352

Cash and cash equivalents, end of period	$93,713	$91,260	$209,050

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1       NATURE OF BUSINESS

     Reporting Entity

     Mariner Health Care, Inc. (“Mariner” or the “Company,” f/k/a Mariner Post-Acute Network, Inc.) provides post-acute health care services, primarily through the operation of its skilled nursing facilities (“SNFs”). All references to the “Company” herein include the operating subsidiaries through which the services described herein are directly provided. At September 30, 2002, the Company’s significant operations consisted of approximately 295 SNFs in 23 states, including 9 stand-alone assisted living facilities, with approximately 35,800 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets, which represented the Company’s only reportable operating segment. The Company also operates 13 owned, leased or managed long-term acute care (“LTAC”) hospitals in 4 states with approximately 670 licensed beds. See Note 13 for financial information about the Company’s reportable segment.

     At a meeting of our Board of Directors duly called and held on December 13, 2001, our Amended and Restated Bylaws were amended to change our fiscal year end from September 30 to December 31.

     Reorganization Under Chapter 11

     As described in more detail below, on January 18, 2000 (the “Petition Date”) the Company and certain of its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On May 13, 2002 (the “Effective Date”), the Company emerged from proceedings under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) pursuant to the terms of its Joint Plan (as defined below). On March 25, 2002, the Bankruptcy Court approved the Company’s second amended and restated joint plan of reorganization filed on February 1, 2002 (including all modifications thereof and schedules and exhibits thereto, the “Joint Plan”). In connection with its emergence from bankruptcy, the Company changed its name to Mariner Health Care, Inc. See Note 3 for more information about the Company’s bankruptcy proceedings.

NOTE 2       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described in Notes 3 and 4, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

     Since filing for protection under the Bankruptcy Code on January 18, 2000, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until its emergence from bankruptcy on May 13, 2002. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from bankruptcy were prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

     In connection with its emergence from bankruptcy, the Company reflected the terms of the Joint Plan in its consolidated financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Joint Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of May 1, 2002. Therefore as used in this Form 10-Q, the term “Predecessor Company” refers to the Company and its operations for periods prior to bankruptcy and for financial reporting purposes prior to May 1, 2002, while the term “Reorganized Company” is used to describe the Company for periods after its emergence from bankruptcy and for financial reporting purposes, after May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the transition period from October 1, 2001 to December 31, 2001 included in the Predecessor Company's Transition Report filed on Form 10-K with the SEC on March 21, 2002 (the “Transition Report”). These financial statements should be read in conjunction with the Transition Report. In accordance with the fresh-start reporting provisions of SOP 90-7, the Company has also adopted changes in accounting principles that will be required in the financial statements of the Reorganized Company within the following twelve months (see “Recent Accounting Pronouncements”).

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

     The Company recorded a gain of approximately $1,229.6 million from the restructuring of its debt in accordance with the provisions of the Joint Plan. Other significant adjustments were recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002.

     Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002 with early adoption encouraged. The Company adopted SFAS No. 146 on May 1, 2002 in connection with its adoption of fresh-start reporting. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements of the Company.

     In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“APB No. 30”). SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because those transitions have been completed, SFAS No. 44 is no longer necessary. SFAS No. 64, “Extinguishments of

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Debt Made to Satisfy Sinking-Fund Requirements,” amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the recision of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 on May 1, 2002 in connection with its adoption of fresh-start reporting and has presented the reorganization and restructuring of its debt in connection with the terms of the Joint Plan as a reorganization item (see Note 3).

     In July 2001, FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized. However, they will be subject to annual impairment tests as prescribed by the statement. The provisions of this statement were required to be applied starting with the fiscal year beginning after December 15, 2001. In accordance with the adoption of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The Company adopted the provisions of fresh-start reporting as of May 1, 2002. On this date, the intangible assets of the Reorganized Company were restated to their fair market value based upon estimates provided by an independent financial advisor.

     The following table shows the impact on the Company’s earnings relating to the adoption of SFAS No. 142 for the periods indicated (in thousands of dollars, except earnings per share amounts):

	Predecessor Company

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Reported net loss	$(51,562)	$(43,305)
Add back: goodwill amortization	2,714	8,526

Adjusted net loss	$(48,848)	$(34,779)

Earnings per share – basic and diluted:
Reported net loss	$(0.70)	$(0.59)
Goodwill amortization	0.04	0.12

Adjusted net loss	$(0.66)	$(0.47)

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

NOTE 3       REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     As previously noted, on the Effective Date, the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Joint Plan. On January 18, 2000 (the “Petition Date”), Mariner Post-Acute Network, Inc. and certain of its direct and indirect subsidiaries (other than its wholly owned subsidiary, Mariner Health Group, Inc. (“MHG”), and its direct and indirect subsidiaries, the “MPAN Debtors”) filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. On the same date, MHG and certain of its direct and indirect subsidiaries (the “MHG Debtors”) also filed for relief under Chapter 11 of the Bankruptcy Code, thus commencing the chapter 11 cases (the “Chapter 11 Cases”).

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the “Debtors”) filed an initial version of the Joint Plan with the Bankruptcy Court. The Joint Plan was amended on December 14, 2001 and again on February 1, 2002, at which time the Bankruptcy Court approved the Disclosure Statement related to the Joint Plan and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court was held on March 25, 2002, in connection with which the Joint Plan was further amended. The Bankruptcy Court confirmed the Joint Plan, as amended in connection with confirmation, in orders dated April 3, 2002. The Joint Plan was consummated on May 13, 2002, at which time the automatic stay imposed by the Bankruptcy Code was terminated. See below for a summary of the Joint Plan, which is qualified in its entirety by reference to all of the provisions of the Joint Plan, as filed with the SEC on April 17, 2002 as Exhibit 2.1 to the Company’s Current Report on Form 8-K.

     Joint Plan of Reorganization

     The Joint Plan resulted from many months of good faith and arm’s length negotiations among representatives of the Debtors, the lenders under the Debtors’ prepetition senior secured credit facilities and the committees of unsecured creditors in the Debtors’ Chapter 11 Cases. The principal provisions of the Joint Plan provided for, among other things, the substantive consolidation of the MPAN Debtors’ estates, and the separate substantive consolidation of the MHG Debtors’ estates. Accordingly, any claims against, and assets of, a particular MPAN Debtor as of the Effective Date were deemed to be claims against and assets of all of the MPAN Debtors, and any claims against, and assets of, a particular MHG Debtor as of the Effective Date were deemed to be claims against and assets of all of the MHG Debtors. Notwithstanding the foregoing, substantive consolidation did not affect the validity of any creditor’s perfected and unavoidable interest in property of the Debtors’ estates (such as validly perfected liens). In addition, the Bankruptcy Court’s orders confirming the Joint Plan provided that the determinations regarding substantive consolidation do not apply to claims arising after the Joint Plan’s Effective Date. As a result of the consummation of the Joint Plan, the Company has one capital structure, and the MPAN Debtors and the MHG Debtors no longer operate separately, except with respect to the resolution of claims in their respective Chapter 11 Cases. In addition, the principal lenders under the Debtors’ prepetition senior credit facilities received the substantial majority of the equity in the Reorganized Company in accordance with the provisions of the Joint Plan (see below).

     Pursuant to the Joint Plan, the principal lenders under the Debtors’ prepetition senior credit facilities received, among other things: (i) $275.0 million of available cash, as defined in the Joint Plan, after giving effect to certain adequate protection payments paid to senior lenders in connection with the disposition of assets; (ii) $150.0 million in principal amount of newly issued secured debt (the “Second Priority Notes”) (see Note 5); and (iii) 19.2 million shares of the Reorganized Company’s common stock, par value $.01 per share (the “New Common Stock”), representing approximately 96% of the New Common Stock issued as of the Effective Date.

     Certain of the Debtors’ SNFs were also encumbered by mortgage debt owing to third parties (the “Project Lenders”). Most Project Lenders received consensual treatment as provided in the Joint Plan, which included, among other things, (i) a cash payment of $11.5 million in satisfaction of mortgages on three SNFs; (ii) a cash payment of approximately $0.5 million and the restructuring of mortgages on two SNFs; and (iii) an agreement to surrender certain SNFs and other collateral in satisfaction of mortgages on certain other SNFs.

     Holders of general unsecured allowed claims (other than holders of general unsecured allowed claims against the MHG Debtors) received pro rata distributions of 399,078 shares of New Common Stock (approximately 2% of the New Common Stock issued on the Effective Date) and warrants to purchase an additional 376,893 shares of New Common Stock. Such warrants have a per share exercise price of $28.04 and are exercisable for a period of two years beyond the Effective Date.

     The holders of general unsecured allowed claims against the MHG Debtors received, along with the holders of senior subordinated notes issued by the MHG Debtors prior to bankruptcy, pro rata distributions of a $7.5 million cash fund. Holders of senior subordinated notes issued by the MPAN Debtors prior to bankruptcy received pro rata distributions of 399,078 shares of New Common Stock (approximately 2% of the New Common Stock issued on the Effective Date) and warrants to purchase an additional 376,893 shares of the New Common Stock. Such warrants have a per share exercise price of $28.04 and are exercisable for a period of two years beyond the Effective Date. Holders of punitive damage claims and securities damage claims received no distributions under the Joint Plan on account of such claims.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Most other creditors holding allowed secured claims were unimpaired, paid in full, or had their collateral returned to them in satisfaction of their allowed secured claims. Holders of allowed priority tax claims and allowed other priority claims were paid in full.

     The holders of preferred stock, common stock, warrants and options to purchase common stock of the Company prior to the Effective Date did not receive any distributions under the Joint Plan. On the Effective Date, MHG was merged out of existence and its direct and indirect subsidiaries remained direct or indirect subsidiaries of the Reorganized Company, as set forth in a corporate restructuring program implemented by the Company in connection with the Joint Plan and as described in more detail in the Joint Plan. The Joint Plan contains various other provisions relating to, among other things, executory contracts and leases, plan implementation and other matters that affected the rights of creditors and equity holders.

     Matters Related to Emergence

     In connection with the consummation of the Joint Plan, the Company entered into a $297.0 million senior credit facility with a syndicate of lenders (the “Senior Credit Facility”), dated as of the Effective Date, which provided funds to satisfy certain obligations of the Predecessor Company to its creditors under the Joint Plan, for general working capital purposes and for permitted acquisitions. In connection with the issuance of the Second Priority Notes, the Company entered into an indenture pertaining to such notes (see Note 5).

     On the Effective Date, the Company filed a registration statement on Form 8-A (the “Form 8-A”) with the SEC to register the New Common Stock and warrants to purchase the New Common Stock issued in connection with the Joint Plan. In addition, the Form 8-A disclosed that the Company had filed its Third Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of capital stock to 90,000,000, with 80,000,000 shares reserved for issuance as New Common Stock and 10,000,000 shares reserved for issuance as preferred stock, par value $.01 per share (the “New Preferred Stock”)(see Note 6).

     In connection with the restructuring of its debt in accordance with the provisions of the Joint Plan, the Company realized a gain of approximately $1,229.6 million, which is included in reorganization items in the condensed consolidated statements of operations. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002. A summary of the gain follows (in thousands of dollars):

Liabilities subject to compromise:
Pre-petition senior credit facilities and term loans	$1,217,638
Pre-petition senior subordinated debt	597,328
Other pre-petition debt	134,708

Long-term debt subject to compromise	1,949,674
Accounts payable and other accrued liabilities	169,897
Accrued interest	79,959
Deferred loan costs	(32,253)

Total liabilities subject to compromise	2,167,277
Less: Consideration exchanged:
Cash payments	287,376
Value of secured, priority and other claims assumed	140,232
Value of Second Priority Notes	150,000
Value of Reorganized Company’s New Common Stock	359,177
Value of Reorganized Company’s warrants	935

Gain on debt discharge	$1,229,557

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Reorganization Items

     In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

	Predecessor Company

	Three Months	Four Months	Nine Months
	Ended	Ended	Ended
	September 30,	April 30,	September 30,
	2001	2002	2001

Professional fees	$9,277	$67,976	$35,511
Net loss (gain) on divestitures	7,305	10,766	(1,221)
Interest earned on accumulated cash resulting from the Chapter 11 filings	(1,396)	(648)	(4,799)
Other reorganization costs	3,020	11,031	10,128
Gain on extinguishment of debt	—	(1,229,557)	—
Fresh-start valuation adjustments	—	(253,877)	—

	$18,206	$(1,394,309)	$39,619

NOTE 4       FRESH-START REPORTING

     As previously discussed, in accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of May 1, 2002. In adopting the requirements of fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The independent financial advisor determined an estimated reorganization value of approximately $816.8 million before considering any long-term debt or other obligations assumed in connection with the Joint Plan. This estimate was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic industry information relevant to the operations of the Company, as well as through negotiations with the various creditor parties in interest. The estimated total equity value of the Reorganized Company aggregating approximately $326.2 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan.

     The following reconciliation of the Predecessor Company’s consolidated balance sheet as of April 30, 2002 to that of the Reorganized Company as of May 1, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

     The adjustments entitled “Reorganization” reflect the consummation of the Joint Plan, including the elimination of existing liabilities subject to compromise and consolidated shareholders’ deficit, and reflect the aforementioned $816.8 million reorganization value, which includes the establishment of $265.0 million of reorganization value in excess of amounts allocable to net identifiable assets.

     The adjustments entitled “Fresh-Start Adjustments” reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable intangible assets at their fair values. The assets and liabilities have been recorded at their fair values based on a preliminary allocation. Management estimated the fair value of the Company’s assets and liabilities by using both independent appraisals and commonly used discounted cash flow valuation methods.

     Certain of the Company’s wholly owned subsidiaries and consolidated joint ventures did not file for protection under Chapter 11. The non-filing subsidiaries are not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     A reconciliation of fresh-start reporting recorded as of May 1, 2002 follows (in thousands of dollars):

	Predecessor				Reorganized
	Company				Company

	April 30,		Fresh-Start		May 1,
	2002	Reorganization	Adjustments	Reclassifications	2002

ASSETS
Current assets:
Cash and cash equivalents	$202,338	$(111,078)	$—	$—	$91,260
Receivables	232,162	3,640	—	—	235,802
Inventories	7,631	—	—	—	7,631
Other current assets	28,918	—	—	—	28,918

Total current assets	471,049	(107,438)	—	—	363,611
Property and equipment, net	416,369	—	160,353	—	576,722
Reorganization value in excess of amounts allocable to identifiable assets	—	264,954	—	—	264,954
Goodwill	186,543	—	(179,746)	—	6,797
Restricted investments	34,054	16,453	—	—	50,507
Other assets	29,251	5,924	(8,461)	—	26,714

	$1,137,266	$179,893	$(27,854)	$—	$1,289,305

Current liabilities:
Current maturities of long-term debt	$—	$—	$—	$6,220	$6,220
Accounts payable	54,100	—	—	—	54,100
Accrued compensation and benefits	90,776	—	—	—	90,776
Accrued insurance obligations	24,826	—	—	—	24,826
Other current liabilities	110,229	7,158	(1,897)	(16,250)	99,240

Total current liabilities	279,931	7,158	(1,897)	(10,030)	275,162
Liabilities subject to compromise	2,167,277	(2,167,277)	—	—	—
Long-term debt, net of current maturities	59,688	430,955	—	(6,220)	484,423
Long-term insurance reserves	119,002	58,268	—	—	177,270
Other liabilities	18,497	1,901	(10,402)	16,250	26,246

	2,644,395	(1,668,995)	(12,299)	—	963,101
Stockholders’ equity (deficit):
Reorganized Company common stock	—	200	—	—	200
Predecessor Company common stock	737	(737)	—	—	—
Reorganized Company warrants to purchase common stock	—	935	—	—	935
Capital in excess of par value	980,952	359,714	—	(981,689)	358,977
Retained earnings (accumulated deficit)	(2,488,644)	1,488,776	(15,555)	981,689	(33,734)
Accumulated other comprehensive loss	(174)	—	—	—	(174)

	$1,137,266	$179,893	$(27,854)	$—	$1,289,305

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Pro Forma Information

     The unaudited condensed consolidated pro forma effect of the Joint Plan assuming that the Effective Date occurred on January 1, 2001 follows (in thousands of dollars, except per share amounts):

			Reorganized
			Company and
			Predecessor
	Reorganized	Predecessor	Company	Predecessor
	Company	Company	Combined	Company

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue	$445,866	$463,895	$1,342,391	$1,401,787
Income (loss) from continuing operations	5,950	(41,597)	15,801	(33,230)
Income from operations of discontinued pharmacy operations	—	1,042	—	285
Gain on sale of discontinued pharmacy operations	—	—	29,082	—
Net income (loss)	5,950	(40,555)	44,883	(32,945)
Earnings per share:
Income (loss) from continuing operations	$0.30	$(2.08)	$0.79	$(1.66)
Income from operations of discontinued pharmacy operations	—	0.05	—	0.01
Gain on sale of discontinued pharmacy operations	—	—	1.45	—
Net income (loss)	0.30	(2.03)	2.24	(1.65)

     The unaudited condensed consolidated pro forma results exclude reorganization items recorded prior to May 1, 2002. The unaudited condensed consolidated pro forma results include estimates for depreciation expense, interest expense and the related income tax effect prior to May 1, 2002. The number of shares outstanding has also been adjusted. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Joint Plan actually occurred on January 1, 2002.

NOTE 5       LONG-TERM DEBT

     A summary of long-term debt as of September 30, 2002 and December 31, 2001 follows (in thousands of dollars):

	Reorganized	Predecessor
	Company	Company

	September 30,	December 31,
	2002	2001

	(unaudited)
Secured debt:
Senior Credit Facility:
Term Loans	$210,940	$—
Second Priority Notes	150,000	—
Pre-petition senior credit facilities	—	1,301,982
Non-recourse indebtedness of subsidiary	59,688	59,688
Mortgage notes payable and capital leases	67,322	127,442
Unsecured debt:
Prepetition senior subordinated debt, net of unamortized discounts	—	597,328
Prepetition notes payable and other unsecured debt	—	25,978

	487,950	2,112,418
Less: current maturities	(6,196)	—
Less: amounts subject to compromise	—	(2,052,730)

Long-term debt	$481,754	$59,688

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Senior Credit Facility

     As previously noted, on the Effective Date and in connection with the consummation of the Joint Plan, the Company entered into the Senior Credit Facility with a syndicate of lenders consisting of: (i) an $85.0 million revolving credit facility (the “Revolving Credit Facility”); and (ii) a $212.0 million six-year term loan facility (the “Term Loans”). Outstanding amounts under the Senior Credit Facility bear interest, at the Company’s election, at a eurodollar rate or an alternate base rate, in each case, plus an applicable margin, which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar loans. The interest rate on the Term Loans was 5.31% at September 30, 2002. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment in the future based upon a performance related grid.

     The Senior Credit Facility is guaranteed by substantially all of the Company’s direct and indirect wholly owned subsidiaries and is secured by a perfected first priority lien or security interest (junior only to liens in connection with certain third party mortgage loans and other permitted liens) in substantially all of the Company’s tangible and intangible assets. The Senior Credit Facility limits, among other things, the Company’s ability to incur additional indebtedness or contingent obligations, permit additional liens, make additional acquisitions, sell or dispose of assets, pay dividends on common stock and merge or consolidate with any other person or entity. In addition, the Senior Credit Facility, which contains customary representations and warranties, restricts the Company’s ability to borrow funds thereunder in the event the Company maintains in excess of a $25.0 million cash balance, and requires the Company to maintain compliance with certain financial covenants, including minimum EBITDA (as defined in the Senior Credit Facility), maximum leverage ratios, minimum fixed charge coverage ratios and maximum capital expenditures.

     The Revolving Credit Facility is available for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base calculation based upon both a percentage of the Company’s eligible accounts receivable and a percentage of the real property collateral value of substantially all of the Company’s SNFs. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2002, but approximately $22.6 million of letters of credit were outstanding under the Revolving Credit Facility on that date.

     Proceeds of the Term Loans were used to fund the Company’s obligations under the Joint Plan and to pay in cash all or a portion of certain claims of pre-petition senior credit facility lenders and mortgage lenders. The Term Loans amortize in quarterly installments at a rate of 0.25% of the original principal balance, or $530,000, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at the Company’s option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment: (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in the Company’s business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in the Company’s business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of the Company’s consolidated excess cash flow.

     The Senior Credit Facility has been amended to, among other things, extend to February 13, 2003 the deadline for the Company to cause the interest rates on at least 50% of its total funded debt to be effectively fixed, whether through interest rate protection agreements or otherwise.

     The Company incurred deferred financing costs of approximately $6.4 million related to the Senior Credit Facility. In the quarter ended September 30, 2002, $0.3 million of these costs were amortized as an increase in interest expense using the straight line method.

     Second Priority Notes

     As previously noted, on the Effective Date, and in connection with the consummation of the Joint Plan, the Company entered into an indenture (the “Indenture”) with The Bank of New York, as Trustee, pursuant to which the Company issued the Second Priority Notes in the aggregate principal amount of $150.0 million. The Second Priority

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 550 basis points (7.25% at September 30, 2002) and mature on May 13, 2009. The Second Priority Notes are secured by a junior lien on substantially all of the Company’s tangible and intangible assets, subject to liens granted to the lenders’ interest in the Senior Credit Facility, liens granted to secure certain third party mortgage loans and other permitted liens. The Second Priority Notes may be prepaid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. The Indenture includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries.

     Non-Recourse Indebtedness of Subsidiary

     One of the Company’s wholly owned subsidiaries, Professional Health Care Management, Inc. (“PHCMI”), is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc. (“Omega”) that was restructured as part of the Chapter 11 Cases. The loan (the “Omega Loan”) bears interest at a rate of 11.57% per annum, and provides for interest-only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option, or more specifically a “receiver swaption.” The fair market value of the receiver swaption has been separated from the Omega Loan and recorded as an asset at current market value. Prior to maturity, the Omega Loan is not subject to prepayment at the option of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004), and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest. Omega is also entitled to receive an annual amendment fee equal to 25% of the annual free cash flow from the Omega Facilities (as defined below).

     The Omega Loan is guaranteed by all of PHCMI’s subsidiaries (together with PHCMI, the “PHCMI Entities”), and is secured by liens and security interests on all or substantially all of the real property and personal property of the PHCMI Entities, including nine SNFs located in Michigan and three in North Carolina (collectively, the “Omega Facilities”). The Omega Loan constitutes non-recourse indebtedness to all of the other subsidiaries of the Company, none of which have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI’s issued and outstanding capital stock. In addition, neither PHCMI nor any of the other PHCMI Entities has guaranteed either the Senior Credit Facility or the Second Priority Notes, nor have they pledged their assets for such indebtedness. The Omega Loan restricts the extent to which the PHCMI Entities can incur other indebtedness, including intercompany indebtedness from PHCMI’s shareholders.

     Scheduled Maturities of Long-Term Debt

     The scheduled maturities of long-term debt at September 30, 2002 are as follows for the periods indicated (in thousands of dollars):

Reorganized
Company

September 30,
2002

Year 1	$6,196
Year 2	24,976
Year 3	11,953
Year 4	13,815
Year 5	3,063
Thereafter	427,947

$487,950

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     At September 30, 2002, the Company had outstanding letters of credit aggregating approximately $25.6 million, of which $3.0 million were issued prior to the Effective Date and were collateralized with approximately $3.2 million of cash in accordance with the Joint Plan. The remaining $22.6 million in letters of credit were issued after the Effective Date pursuant to the Senior Credit Facility and are not cash collateralized.

     Prepetition Debt – Predecessor Company

     In connection with the Chapter 11 Cases, no principal or interest payments were made on the Company’s prepetition indebtedness with the exception of repayments made against the Company’s prepetition senior credit facilities, primarily as a result of the application of a portion of the cash proceeds received from the sale of certain facilities and other assets, adequate protection payments with regard to certain mortgaged facilities, and nominal amounts related to certain capital equipment leases as adequate protection payments. Pursuant to the Joint Plan, the principal lenders under the Debtors’ prepetition senior credit facilities received, among other things: (i) $275.0 million of cash; (ii) $150.0 million in principal amount of the Second Priority Notes; and (iii) 19.2 million shares of New Common Stock. Most Project Lenders received consensual treatment as provided in the Joint Plan, which included: (i) cash payments of $12.3 million; (ii) the restructuring of certain mortgages; and (iii) agreements to surrender certain SNFs and other collateral in satisfaction of mortgages on those SNFs. Holders of senior subordinated notes issued by the MPAN Debtors prior to bankruptcy received pro rata distributions of 399,078 shares of New Common Stock and warrants to purchase an additional 376,893 shares of the New Common Stock (see Note 3).

     Debtor-in-Possession Financing Agreements – Predecessor Company

     On the Petition Date, the Bankruptcy Court entered orders approving (i) a $100.0 million debtor-in-possession financing facility for the MPAN Debtors (the “MPAN DIP Financing”) from a syndicate of lenders led by JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank, “Chase”), which was subsequently replaced by Foothill Capital Corporation as administrative agent; and (ii) a $50.0 million debtor-in-possession financing facility for the MHG Debtors (the “MHG DIP Financing” and, together with the MPAN DIP Financing, the “DIP Financings”) from a syndicate of lenders led by PNC Bank, National Association (“PNC”). In January 2001, the commitment under the MPAN DIP Financing was reduced from $100.0 million to $50.0 million, and the commitment under the MHG DIP Financing was reduced from $50.0 million to $25.0 million. The DIP Financings, and their related liens, were terminated on the Effective Date, at which time there were no outstanding borrowings. Approximately $12.6 million in outstanding letters of credit issued for the account of the Debtors under the DIP Financings prior to the Effective Date remained outstanding, and were cash collateralized in accordance with the Joint Plan. As of September 30, 2002, all such letters of credit (except for one $3.0 million letter of credit) had been replaced by non-cash collateralized letters of credit issued under the Revolving Credit Facility.

     Interest was payable on the principal amount outstanding under the MPAN DIP Financing at the per annum rate equal to the Alternative Base Rate of Chase plus three percent (3%) payable monthly in arrears. Interest was payable on the principal amount outstanding under the MHG DIP Financing at a per annum rate equal to the base rate of PNC (i.e., the higher of the PNC prime rate or a rate equal to the federal funds rate plus 50 basis points) plus the applicable spread, which was 250 basis points. The obligations of the MPAN Debtors under the MPAN DIP Financing were jointly and severally guaranteed by each of the MPAN Debtors and were secured by liens and security interests on substantially all of the real property and personal property assets of the MPAN Debtors; the obligations of the MHG Debtors under the MHG DIP Financing were jointly and severally guaranteed by each of the MHG Debtors and were secured by liens and security interests on all or substantially all of the real property and personal property assets of the MHG Debtors. The DIP Financings contained customary representations, warranties and other affirmative and restrictive covenants.

NOTE 6       STOCKHOLDERS’ EQUITY

     As of the consummation of the Joint Plan on the Effective Date, the authorized capital stock of the Reorganized Company consisted of 90,0000,000 shares, with 80,000,000 shares reserved for issuance as New Common Stock and 10,000,000 million shares reserved for issuance as New Preferred Stock. All shares of authorized common stock and preferred stock of the Predecessor Company were cancelled as of the Effective Date.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Common Stock

     The Company has 80,000,000 shares of New Common Stock that are authorized to be issued, of which 20,000,000 were issued and outstanding following the initial distribution of New Common Stock in accordance with the Joint Plan. The issued and outstanding shares of New Common Stock are validly issued, fully paid and nonassessable. New Common Stock holders are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders and are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. There is no cumulative voting in the election of directors. The Reorganized Company’s Senior Credit Facility and the Indenture contain negative covenants that impose restrictions on, among other things, the Company’s ability to pay dividends (see Note 5). The Reorganized Company does not plan to pay dividends on the New Common Stock for the foreseeable future. In the event of a liquidation, dissolution or winding up of the Company, holders of New Common Stock will have the right to receive all assets available for distribution to stockholders (after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding). The New Common Stock holders have no preemptive rights and no rights to require the redemption of the New Common Stock.

     Warrants

     The Reorganized Company issued warrants in connection with the Joint Plan in consideration of the claims held by creditors in connection with the Chapter 11 Cases, representing the right to purchase an aggregate of 753,786 shares of New Common Stock, subject to adjustment under certain circumstances. The initial per share exercise price of the warrants is $28.04. The exercise period for the warrants began on the Effective Date and expires on May 13, 2004. Each warrant unexercised at the expiration of this period will become void, and all rights will terminate. An assumed exercise of all warrants would result in cash proceeds to the Company of approximately $21.1 million. The warrants were recorded at fair value as consideration exchanged on the extinguishment of debt.

     Stock Options

     The Reorganized Company has stock option plans for key employees and outside directors that authorize the granting of stock options to purchase up to 2,153,022 shares of New Common Stock. Each option granted as of September 30, 2002 has a maximum term of 10 years. Options granted to key employees as of September 30, 2002 vest in equal annual installments over four years except that options to purchase 439,560 shares of New Common Stock granted to the Reorganized Company’s CEO vest at the rate of 8.33% per calendar quarter, with any remaining options vesting at the end of three years. Options granted to outside directors as of September 30, 2002 were 25% vested on the date of grant, with the remaining options vesting in equal annual installments over three years. At September 30, 2002, there were options to purchase approximately 1,913,000 shares of New Common Stock granted and outstanding. All options were granted with an exercise price equal to the fair market value of the New Common Stock on the date of the grant. There were options to purchase 80,365 shares of New Common Stock exercisable at September 30, 2002.

     For purposes of pro forma disclosures of net income (loss) and earnings per share as required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the option’s vesting period. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.7%; a dividend yield of 0.0%; volatility factors of the expected market price of the New Common Stock of 0.51 and a weighted-average expected life of the options of six years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because options granted pursuant to the Company’s stock option plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options granted pursuant to the Company’s stock option plans.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The Company accounts for employee stock options in accordance with APB No. 25 and related interpretations. Accordingly, the Company recognizes no compensation expense for the stock option grants. In accordance with SFAS No. 123, the Company’s pro forma net income, assuming the election had been made to recognize compensation expense on stock-based awards, would have been approximately $5.4 million, or $0.27 per share, for the three months ended September 30, 2002 and approximately $12.9 million, or $0.65 per share, for the five months ended September 30, 2002.

NOTE 7       DIVESTITURES AND CASUALTY GAIN

     Discontinued Operations

     On January 6, 2002, the Company consummated the sale of its institutional pharmacy services business (the “APS Division”) to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, “Omnicare”). During the quarter ended December 31, 2001, the Company, including certain of its subsidiaries, received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million (subject to adjustments as provided in the relevant asset purchase agreement and expected to be finalized in the Company’s fiscal year ended December 31, 2002) and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division. During the four months ended April 30, 2002, the Company realized a gain on the sale of the APS Division of approximately $29.1 million.

     The Company has reclassified its prior consolidated financial statements to present the operating results of the APS Division as a discontinued operation. Operating results for the APS Division were as follows for the periods indicated (in thousands of dollars):

	Predecessor Company

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Net revenue	$53,416	$160,839
Total costs and expenses	52,262	159,883

Operating income	1,154	956
Other expenses	(112)	(671)

Income from operations of discontinued pharmacy operations	$1,042	$285

     Other Divestitures

     During the three months and five months ended September 30, 2002, the Company completed the sale or divestiture of 3 owned or leased SNFs and certain assets. No gain or loss was recorded. These facilities reported net revenue of approximately $0.4 million, $1.8 million and $6.7 million for the three, five and nine months ended September 30, 2002, respectively. In addition, these facilities reported net revenue of approximately $3.8 million and $11.8 million for the three and nine months ended September 30, 2001, respectively.

     During the four months ended April 30, 2002, the Company completed the sale or divestiture of approximately 20 owned or leased SNFs and certain assets, which resulted in a net loss of approximately $10.8 million and is included in net loss (gain) on divestitures within reorganization items. These facilities reported net revenues of approximately $13.0 million for the four months ended April 30, 2002. In addition, these facilities reported net revenues of approximately $16.0 million and $46.2 million for the three and nine months ended September 30, 2001, respectively.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     During the nine months ended September 30, 2001, the Company completed the sale or divestiture of approximately 41 owned or leased SNFs and certain assets, which resulted in a net gain of approximately $0.9 million. These facilities reported net revenue of approximately $10.7 million and $60.4 million for the three and nine months ended September 30, 2001, respectively,

     Casualty Gain

     During April 2002, the Company recorded a net gain of approximately $1.5 million relating to certain owned and leased facilities that were damaged by floods. The net gain is included in other income and is comprised of a gain of approximately $14.4 million relating to owned and capital leased facilities whose net carrying value was less than the insurance proceeds expected to be received offset by a loss of approximately $12.9 million relating to operating leased facilities whose estimated costs to repair are in excess of the expected insurance proceeds to be received. Approximately $13.4 million of the insurance proceeds have been received as of September 30, 2002.

NOTE 8       REVENUE

     Net revenue includes amounts payable for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid, from private insurers and the patients themselves. The sources and amounts of the Company’s patient revenue is determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company’s patients among the private pay, Medicare and Medicaid categories, as well as changes in the quality mix, significantly affect the profitability of the Company’s operations.

     The following is a summary of approximate net revenue by payor type for the periods indicated (in thousands of dollars):

	Reorganized Company		Predecessor Company

	Three Months	Five Months	Three Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,	September 30,
	2002	2002	2001	2002	2001

Medicaid	$214,009	$356,517	$236,003	$287,073	$685,162
Medicare	142,977	242,314	139,926	207,286	435,318
Private and other	88,880	142,123	87,966	107,078	281,307

Net revenue	$445,866	$740,954	$463,895	$601,437	$1,401,787

NOTE 9       COMPREHENSIVE INCOME

     Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders’ equity (deficit) not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the periods indicated (in thousands of dollars):

	Reorganized Company		Predecessor Company

	Three Months	Five Months	Three Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,	September 30,
	2002	2002	2001	2002	2001

Net income (loss)	$5,950	$13,844	$(51,562)	$1,433,955	$(43,305)
Net unrealized gains (losses) on available-for-sale securities	284	421	814	(603)	2,002

Comprehensive income (loss)	$6,234	$14,265	$(50,748)	$1,433,352	$(41,303)

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10       EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated in accordance with SFAS No. 128, “Earnings per Share” (in thousands, except per share data):

	Reorganized Company		Predecessor Company

	Three Months	Five Months	Three Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,	September 30,
	2002	2002	2001	2002	2001

Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$5,950	$13,844	$(52,604)	$1,404,873	$(43,590)
Discontinued operations:
Income from operations of discontinued pharmacy operations	—	—	1,042	—	285
Gain on sale of discontinued pharmacy operations	—	—	—	29,082	—

Net income (loss)	$5,950	$13,844	$(51,562)	$1,433,955	$(43,305)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	20,000	20,000	73,688	73,688	73,688
Effect of dilutive securities – stock options	—	—	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	20,000	20,000	73,688	73,688	73,688

Earnings (loss) per share – basic and diluted:
Income (loss) from continuing operations	$0.30	$0.69	$(0.71)	$19.07	$(0.59)
Discontinued operations:
Income from operations of discontinued pharmacy operations	—	—	0.01	—	—
Gain on sale of discontinued pharmacy operations	—	—	—	0.39	—

Net income (loss) per share	$0.30	$0.69	$(0.70)	$19.46	$(0.59)

     The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

NOTE 11       INCOME TAXES

     The Company recorded approximately $4.1 million and $9.4 million of income tax expense on profits generated from operations in the three month and five month periods ended September 30, 2002, respectively.

     The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code (“Section 382”), which imposes annual limitations on the utilization of loss carryforwards after certain ownership changes. However, if certain historical creditor tests are met, the annual

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

limitation imposed by Section 382 resulting from the reorganization will not apply. The Company believes it meets the required tests but is currently in the process of undertaking a more complete analysis. If the tests are met, the net operating losses (“NOLs”) must be reduced by interest deducted for income tax purposes for the period from October 1, 1998 through the change date on indebtedness that was converted into stock pursuant to the Joint Plan.

     In connection with the reorganization, the Company realized a gain from the extinguishment of indebtedness of approximately $1,229.6 million. This gain will not be taxable since the gain resulted from the reorganization of the Company under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce its tax attributes including: (a) NOLs; (b) tax credits; and (c) tax bases in assets in an amount equal to such gain on extinguishment. The Company currently estimates that the NOLs will be reduced by approximately $309.0 million pursuant to the provisions above. The Company had approximately $835.0 million of NOLs as of December 31, 2001, which will expire at various dates through 2021.

     The Company has not reduced its deferred asset valuation allowance for current profits because the Company believes the deferred tax assets will not be recognized under the “more likely than not” standard.

NOTE 12       LITIGATION

     Legal Proceedings

     From time to time, the Company has been party to various legal proceedings in the ordinary course of business. As is typical in the healthcare industry, the Company expects to remain subject to claims that its services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The healthcare industry in general, and the Company, continue to experience an increase in the frequency and severity of litigation and claims.

     In some states in which the Company has significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in certain circumstances. There can be no assurance that the Company will not be liable for punitive or other damages awarded in litigation for which insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. While the Company believes that quality care is provided to patients in its facilities and that it materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s financial condition.

     On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal, commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some of the personal injury claims falling under two PL/GL policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior excess liability insurance carriers, Northfield Insurance Company, or Northfield, moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was subsequently granted.

     Prior to the parties engaging in any significant discovery, the parties agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, the Company agreed to dismiss its counterclaim without prejudice, and Royal and the Company agreed to work together to resolve claims in an alternative dispute resolution procedure. Northfield did not agree to dismiss its complaint in intervention. Accordingly, Northfield and the Company are currently engaging in discovery. The Company is vigorously pursuing this matter.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Global Settlement

     The Company has reached a settlement with the United States to resolve certain United States Claims (as defined below) against the Company that arose prior to filing for bankruptcy, or the Petition Date. This settlement is referred to as the Global Settlement. United States Claims are those claims or causes of action asserted by or on behalf of the United States seeking remedies of any kind: (i) under the False Claims Act, the Civil Monetary Penalties Law, and the Program Fraud Civil Remedies Act and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, the TRICARE Program, or any other federal health program; (iii) for specified civil monetary penalties; (iv) arising under any provider or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid and other federal health programs. The Global Settlement was approved by the Bankruptcy Court and became effective on April 3, 2002.

     Under the Global Settlement: (i) all Medicare claims and debts arising prior to the Petition Date were released as between CMS and the Company; (ii) the United States approved a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle, or the Prudent Buyer Settlement; the Company waived its rights to collect any amounts due under the Prudent Buyer Settlement; CMS adjusted specified Medicare PPS base year cost reports to accurately calculate PPS rates; (iii) CMS agreed to pay the Company $3.0 million; (iv) the Department of Justice released the Company from certain “covered conduct” alleged within six qui tam lawsuits and other disputes under the Federal False Claims Act; (v) the Company agreed to be responsible for any attorney fees sought by qui tam relators’ counsel; (vi) the United States waived any claims for (a) Medicare reimbursement for two voluntary disclosures made by the Company to the United States and (b) Medicare reimbursement related to an Office of Inspector General, or OIG, investigation; (vii) the Company agreed to enter into the Corporate Integrity Agreement with the OIG; (viii) the Company rejected and terminated specified provider agreements for discontinued operations; (ix) the Company agreed to a list of facilities that are covered by the Global Settlement; (x) all cost years ending on or before the Petition Date were fully and finally resolved by the Global Settlement; (xi) for cost years that span the Petition Date, CMS agreed to settle the cost reports for these years, and the Company retained its rights to appeal or request the reopening of such years, but any relief awarded relating to those years will be pro-rated so that the prepetition portion is waived and the postpetition portion is preserved; and (xii) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company agreed to pay any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

     In accordance with accounting principles generally accepted in the United States, the Company recorded a charge of approximately $33.4 million relating to the Global Settlement in its statement of operations for the fourth quarter of the fiscal year ended September 30, 2001.

NOTE 13       SEGMENT INFORMATION

     The Company has one reportable segment, nursing home services, which provides long-term healthcare through the operation of skilled nursing and assisted living facilities in the United States. The “Other” category includes the Company’s non-reportable segments, primarily its LTAC hospitals, corporate items not considered an operating segment and eliminations.

     The Company primarily evaluates segment performance and allocates resources based on operating margin, which represents revenue less operating expenses. The operating margin does not include regional and corporate overhead, depreciation and amortization, interest income, interest expense, reorganization items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items, including impairment of assets, derivative market value adjustments, legal and regulatory matters and restructuring costs are also excluded from operating margin and not considered in the evaluation of segment performance. Asset information by segment, including capital expenditures and net income (loss), beyond operating margins is not provided to the Company’s chief operating decision maker.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations of the APS Division, for the periods indicated (in thousands of dollars):

	Reorganized Company		Predecessor Company

	Three Months	Five Months	Three Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,	September 30,
	2002	2002	2001	2002	2001

Revenue from external customers:
Nursing home services	$417,390	$693,460	$435,323	$564,350	$1,316,001
Other	28,476	47,494	28,572	37,087	85,786

Consolidated revenues	$445,866	$740,954	$463,895	$601,437	$1,401,787

Operating margin:
Nursing home services	$41,917	$73,363	$(5,685)	$44,405	$79,085
Other	(13,632)	(23,590)	(21,525)	(21,740)	(52,233)

Consolidated operating margin	28,285	49,773	(27,210)	22,665	26,852
Depreciation and amortization	9,429	14,351	13,628	11,733	38,035

Operating income (loss)	$18,856	$35,422	$(40,838)	$10,932	$(11,183)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes contained in our transition report on Form 10-K for the transition period from October 1, 2001 to December 31, 2001, or the Transition Report, filed with the SEC. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. The terms “company,” “we,” “our,” and “us,” refer to Mariner Health Care, Inc. (f/k/a/ Mariner Post-Acute Network, Inc.) and its direct and indirect subsidiaries.

Overview

     We are one of the largest providers of long-term health care services in the United States. We provide these services through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. At September 30, 2002, we operated approximately 295 SNFs in 23 states with approximately 35,800 licensed beds and significant concentrations of facilities and beds in 5 states and several metropolitan markets. We also operated 13 owned, leased or managed LTAC hospitals in 4 states with approximately 670 licensed beds. See Note 13 of the accompanying unaudited condensed consolidated financial statements for financial information about our reportable segment.

     Inpatient services provided at our SNFs are our primary service offering and have historically accounted for over 90% of our revenue and cash flows. Through our SNFs, we provide 24-hour care to patients requiring skilled nursing services, including assistance with activities of daily living, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from a short-term, acute-care hospital when the patients’ condition warrants more intensive care than can be provided in a typical nursing facility.

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

     Reorganization

     On January 18, 2000, or the Petition Date, we filed voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, thus commencing the chapter 11 cases, or the Chapter 11 Cases. On May 13, 2002, or the Effective Date, we emerged from proceedings under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, pursuant to the terms of our joint plan of reorganization. On March 25, 2002, the Bankruptcy Court held a hearing regarding confirmation of our second amended and restated joint plan of reorganization filed on February 1, 2002, or, as modified at the confirmation hearing and including the related Disclosure Statement, exhibits and attachments, the Joint Plan. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a summary of the Joint Plan, which is qualified in its entirety by reference to the Joint Plan filed with the SEC as Exhibit 2.1 to our Current Report on Form 8-K dated April 17, 2002. In connection with our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc.

     On the Effective Date and in connection with the consummation of the Joint Plan, we entered into a $297.0 million senior credit facility with a group of lenders, consisting of $212.0 million of term loans, or the Term Loans, and an $85.0 million revolving line of credit, or the Revolving Credit Facility. The Term Loans and the Revolving Credit Facility are referred to collectively as the Senior Credit Facility. The Senior Credit Facility provided funds to satisfy certain obligations to our creditors under the Joint Plan, and provides funds for general working capital purposes and for permitted acquisitions. We also issued $150.0 million in principal amount of secured debt due 2009, or the Second Priority Notes, to our senior secured creditors in the Chapter 11 Cases. See “Capital Resources” below.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described in Notes 3 and 4, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

     Since filing for protection under the Bankruptcy Code on January 18, 2000, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until its emergence from bankruptcy on May 13, 2002. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from bankruptcy were prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

     In connection with its emergence from bankruptcy, the Company reflected the terms of the Joint Plan in its consolidated financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Joint Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of May 1, 2002. Therefore as used in this Form 10-Q, the term “Predecessor Company” refers to the Company and its operations for periods prior to bankruptcy and for financial reporting purposes prior to May 1, 2002, while the term ”Reorganized Company” is used to described the Company for periods after its emergence from bankruptcy and for financial reporting purposes, after May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts previously recorded in the Company’s consolidated financial statements, a black line separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity.

     The Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the transition period from October 1, 2001 to December 31, 2001 included in the Predecessor Company’s Transition Report filed on Form 10-K with the SEC on March 21, 2002. These financial statements should be read in conjunction with the Transition Report. In accordance with the fresh-start reporting provisions of SOP 90-7, the Company has also adopted changes in accounting principles that will be required in the financial statements of the Reorganized Company within the following twelve months.

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

     In connection with the restructuring of our debt in accordance with the provisions of the Joint Plan, we recorded a gain of approximately $1,229.6 million. Other significant adjustments were also recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002.

Critical Accounting Policies

     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition.

     We have agreements with third-party payors that provide for payments to our SNFs. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements.

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

     Reserves for Professional Liability Risks.

     We currently purchase professional and general liability insurance, or PL/GL, through a third party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim, except in Colorado, where we maintain first dollar coverage. Loss provisions for professional liability risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history and independent actuarially determined estimates. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently by management with any adjustments reflected in current earnings. Although management believes the provision for these losses is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

     Accounting for income taxes.

     The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of the assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We also recognize, as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards.

     We have limited operating experience as a reorganized company. Furthermore, there are significant uncertainties with respect to future Medicare payments to both our SNFs and LTACs that could affect materially the realization of certain deferred tax assets. Accordingly, a valuation allowance is provided for deferred tax assets because the realizability of the deferred tax assets is uncertain.

     If all or a portion of the pre-reorganization deferred tax asset is recognized in the future, or considered “more likely than not” to be recognized by us, the reorganization intangible recorded in connection with fresh-start reporting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value.

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

     Reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value that could not be attributable to specific tangible or identified intangible assets recorded in connection with fresh-start reporting. In connection with the June 2001 issuance of SFAS No. 142, “Goodwill and Other Intangible Assets,” we have ceased to amortize intangible assets beginning on January 1, 2002. Instead of amortization, we are required to perform annual impairment tests for the excess reorganization value recorded. The impairment test for the excess reorganization value recorded in connection with our fresh-start reporting, effective May 1, 2002, will be performed during the quarter ending December 31, 2002.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002 with early adoption encouraged. The Company adopted SFAS No. 146 on May 1, 2002 in connection with its adoption of fresh-start reporting. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

     In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Those transitions have been completed so SFAS No. 44 is no longer necessary. SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the recision of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 on May 1, 2002 in connection with its adoption of fresh-start reporting and has presented the reorganization and restructuring of its debt in connection with the terms of the Joint Plan as a reorganization item (see Note 3 of our accompanying unaudited condensed consolidated financial statements).

     In July 2001, FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized. However, they will be subject to annual impairment tests as prescribed by the statement. The impairment test for the excess reorganization value recorded in connection with the our fresh-start reporting, effective May 1, 2002, will be performed during the quarter ending December 31, 2002. The provisions of this statement were required to be applied starting with the fiscal year beginning after December 15, 2001. In accordance with the adoption of SFAS No. 142, we discontinued amortizing goodwill effective January 1, 2002. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. We adopted the provisions of fresh-start reporting as of May 1, 2002. On this date, the intangible assets for the Reorganized Company were adjusted to their fair value based upon estimates provided by an independent financial advisor.

     The following table sets forth the impact on the Company’s earnings relating to the adoption of SFAS No. 142 for the periods indicated (in thousands of dollars, except earnings per share amounts):

	Predecessor Company

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Reported net loss	$(51,562)	$(43,305)
Add back: goodwill amortization	2,714	8,526

Adjusted net loss	$(48,848)	$(34,779)

Earnings per share – basic and diluted:
Reported net loss	$(0.70)	$(0.59)
Goodwill amortization	0.04	0.12

Adjusted net loss	$(0.66)	$(0.47)

Results of Operations

     The consolidated results of operations data for the three months ended September 30, 2002 and nine months ended September 30, 2002 reflect the combined results of our Predecessor Company and Reorganized Mariner, is not a presentation in accordance with accounting principles generally accepted in the United States and is presented solely for convenience purposes, as certain items are compared and discussed in our results of operations appearing below.

			Reorganized
			Company and
			Predecessor
	Reorganized	Predecessor	Company	Predecessor
	Company	Company	Combined	Company

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Medicaid	$214,009	$236,003	$643,590	$685,162
Medicare	142,977	139,926	449,600	435,318
Private and other	88,880	87,966	249,201	281,307

Net revenue	$445,866	$463,895	$1,342,391	$1,401,787

Total average residents	30,551	32,969	31,175	34,414
Weighted average licensed beds available for use	34,641	37,705	35,418	39,247
Weighted average occupancy	88.2%	87.4%	88.0%	87.7%

     The following table sets forth the consolidated results of our operations for the periods indicated (in thousands of dollars):

			Reorganized
			Company and
			Predecessor
	Reorganized	Predecessor	Company	Predecessor
	Company	Company	Combined	Company

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net revenue	$445,866	$463,895	$1,342,391	$1,401,787
Costs and expenses:
Salaries, wages and benefits	272,802	284,007	825,208	856,529
Nursing, dietary and other supplies	26,545	29,329	81,287	90,337
Ancillary services	27,969	37,627	83,250	91,016
General and administrative	44,851	50,515	125,254	145,057
Insurance	29,642	28,939	88,451	90,174
Rent	11,077	13,614	33,965	44,877
Depreciation and amortization	9,429	13,628	26,084	38,035
Provision for bad debts	4,695	13,664	32,538	23,535
Loss on settlement with government	—	33,410	—	33,410

Total costs and expenses	427,010	504,733	1,296,037	1,412,970

Operating income (loss)	18,856	(40,838)	46,354	(11,183)
Other income (expenses):
Interest, net	(8,506)	1,809	(13,662)	1,580
Reorganization items	—	(18,206)	1,394,309	(39,619)
Other	(300)	(176)	1,079	825

Income (loss) from continuing operations before income taxes	10,050	(57,411)	1,428,080	(48,397)
Provision (benefit) for income taxes	4,100	(4,807)	9,363	(4,807)

Income (loss) from continuing operations	5,950	(52,604)	1,418,717	(43,590)
Discontinued operations:
Income from operations of discontinued pharmacy operations	—	1,042	—	285
Gain on sale of discontinued pharmacy operations	—	—	29,082	—

Net income (loss)	$5,950	$(51,562)	$1,447,799	$(43,305)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

  Net Revenue

     Net revenue totaled $445.9 million for the three months ended September 30, 2002, a decrease of $18.0 million, or 3.9%, compared to the three months ended September 30, 2001. Net revenue from nursing home services accounted for $417.4 million, or 93.6%, of total net revenue for the three months ended September 30, 2002 compared to $435.3 million, or 93.8%, of total net revenue for the three months ended September 30, 2001. Revenue from nursing home services was derived from the provision of routine and ancillary services and is a function of occupancy rates and payor mix. Although net revenue from nursing home services decreased by approximately $17.9 million, or 4.1%, net revenue of our SNFs, excluding facilities that have been divested, increased by approximately $12.1 million, or 2.8%, which translates to an increase in revenue per patient day of approximately $9.19, or 6.6%. The increase resulted from numerous factors, including an increase in average per diem rates for Medicaid reimbursement in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and the favorable improvement in payor mix. These increases were offset by a decrease in revenue during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 of approximately $19.4 million due to the impact of the divestiture of facilities during the past twelve months (see Note 7 of our unaudited condensed consolidated financial statements).

   Costs and expenses

     Total costs and expenses for the three months ended September 30, 2002 were $427.0 million, a decrease of $77.7 million, or 15.4%, compared to $504.7 million in total costs and expenses for the three months ended September 30, 2001. The decrease was caused by many factors, including a charge of approximately $33.4 million in the three months ended September 30, 2001 primarily relating to the settlement of qui tam actions included in the Global Settlement which was not present in the three months ended September 30, 2002 (see Note 12 of our unaudited condensed consolidated financial statements). The decline in costs and expenses was also attributable to a 4.0% decrease in salaries, wages and benefits to $272.8 million in the three months ended September 30, 2002, from $284.0 million in the three months ended September 30, 2001. Salaries, wages and benefits comprise 61.2% of net revenue in both periods. In the three months ended September 30, 2002, costs of ancillary services decreased $9.7 million, or 25.7%, compared to the three months ended September 30, 2001. The provision for bad debts decreased $9.0 million, or 65.6%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. These decreases resulted mainly from the divestiture of facilities.

  Reorganization items

     We were deemed to emerge from bankruptcy on May 1, 2002 for accounting purposes. Therefore, there were no reorganization items recorded in the three months ended September 30, 2002. Reorganization items, which consisted of income, expenses and other costs incurred as a result of the bankruptcy filings, were $18.2 million in the three months ended September 2001 (see Note 3 of our unaudited condensed consolidated financial statements).

   Discontinued Operations

     The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. During the three months ended September 30, 2002 there was no activity recorded in the statement of operations related to the APS Division. For the three months ended September 30, 2001, income from operations of discontinued pharmacy operations was approximately $1.0 million (see Note 7 of our unaudited condensed consolidated financial statements).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

   Net Revenue

     Net revenue totaled $1,342.4 million for the nine months ended September 30, 2002, a decrease of $59.4 million, or 4.2%, compared to the nine months ended September 30, 2001. Net revenue for nursing home services accounted for $1,257.8 million, or 93.7%, of total net revenue for the nine months ended September 30, 2002 compared to $1,316.0 million, or 93.9%, of total net revenue for the nine months ended September 30, 2001. Revenue from nursing home services was derived from the provision of routine and ancillary services and is a function of occupancy rates and payor mix. Although net revenue from nursing home services decreased approximately $58.2 million, or 4.4%, net revenue of our SNFs, excluding facilities that have been divested, increased by approximately $38.7 million, or 3.0%, which translates to an increase in revenue per patient day of approximately $8.87, or 6.4%. The increase resulted from numerous factors, including an increase in Medicare reimbursement rates in connection with the recent legislative relief provided by Medicare Balanced Budget Refinement Act of 1999, or BBRA, and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, which mitigated the final year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 6.7% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. These increases were offset by a decrease in revenue during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 of approximately $37.7 million due to the impact of the divestiture of facilities during the past twelve months (see Note 7 of our unaudited condensed consolidated financial statements).

   Costs and expenses

     Total costs and expenses for the nine months ended September 30, 2002 were $1,296.0 million, a decrease of $116.9 million, or 8.3%, compared to $1,413.0 million of total costs and expenses for the nine months ended September 30, 2001. The decrease was attributable to numerous factors, including decreases in salaries, wages and benefits of $31.3 million, and general and administrative expenses of $19.8 million. Salaries, wages and benefits, which comprised 61.5% and 61.1% of net revenue for the nine months ended September 30, 2002 and 2001, respectively, decreased by $31.3 million primarily as a result of the facilities divested during the past twelve months. The decrease in salaries, wages and benefits resulting from the divestitures was partially offset by an increase in wages. Various federal, state and local regulations imposed, depending on the services provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements had an impact on staffing levels, as well as the mix of staff and therefore impacted total costs and expenses.

     The decrease in general and administrative expenses of $19.8 million during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 resulted mainly from our continued efforts to reduce overhead costs. Depreciation and amortization expense decreased approximately $12.0 million, or 31.4%, to $26.1 million for the nine months ended September 30, 2002 compared to $38.0 million for the nine months ended September 30, 2001. The decrease was primarily due to $8.5 million in amortization expense recorded in the nine months ended September 30, 2001. On January 1, 2002, we discontinued amortization of intangible assets upon adoption of SFAS No. 142 (see Note 2 of our unaudited condensed consolidated financial statements). Rent expense decreased approximately $10.9 million, or 24.3%, to $34.0 million for the nine months ended September 30, 2002 compared to $44.9 million for the nine months ended September 30, 2001. The decrease was due to the divestiture of facilities and renegotiations of certain leases during the past twelve months. These decreases were partially offset by an increase in the provision for bad debts of $9.1 million, which resulted mainly from a reevaluation of our allowance for doubtful accounts triggered by deterioration in the aging of certain categories of receivables related to facilities which have been divested.

   Reorganization items

     Reorganization items, which consisted of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, resulted in a $1,394.3 million gain for the nine months ended September 30, 2002 compared to a $39.6 million loss for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we recorded a gain of approximately $1,229.6 million from the restructuring of our debt in accordance with the provisions of the Joint Plan. In addition, we recorded a gain on fresh-start valuation adjustments of approximately $253.9 million to reflect adjustments to record property and equipment and identifiable intangible assets at their fair values in accordance with our adoption of fresh-start reporting (see Note 3 of our unaudited condensed consolidated financial statements).

   Discontinued Operations

     The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. During the nine months ended September 30, 2002, we recorded a gain on the sale of the APS Division of approximately $29.1 million. Income from operations of discontinued pharmacy operations was approximately $0.3 million for the nine months ended September 30, 2001 (see Note 7 of our unaudited condensed consolidated financial statements).

Liquidity and Capital Resources of the Company

	Payments Due by Period

		Less Than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations:
Long-term debt
Term Loans	$210,940	$2,120	$4,240	$4,240	$200,340
Second Priority Notes	150,000	—	—	—	150,000
Non-recourse indebtedness of subsidiary	59,688	—	—	—	59,688
Mortgage notes payable	11,750	442	337	401	10,570
Capital leases	55,572	3,634	32,352	12,237	7,349
Operating leases	198,569	34,409	55,999	37,063	71,098
Other	1,909	135	238	154	1,382

	$688,428	$40,740	$93,166	$54,095	$500,427

	Amount of Commitment Expiration Per Period

		Less Than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years

Commercial Commitments:
Letters of credit (1)	$25,563	$25,563	$—	$—	$—
Guarantees	5,100	—	—	—	5,100

	$30,663	$25,563	$—	$—	$5,100

     (1)  Includes letters of credit collateralized with approximately $3.2 million in cash.

  Working Capital and Cash Flows

     At September 30, 2002, we had working capital of $124.5 million and cash and cash equivalents of $93.7 million, compared to working capital of $347.6 million and cash and cash equivalents of $213.7 million at December 30, 2001. For the five months ended September 30, 2002, net cash provided by operating activities of continuing operations before reorganization items was approximately $26.3 million. Net cash provided by operating activities of continuing operations before reorganization items was approximately $38.5 million for the four months ended April 30, 2002. See the unaudited condensed consolidated statements of cash flows in our unaudited condensed consolidated financial statements. For the nine months ended September 30, 2001, net cash provided by operating activities of continuing operations before reorganization items was approximately $111.3 million.

     Capital expenditures were approximately $17.3 million for the five months ended September 30, 2002, $27.6 million for the four months ended April 30, 2002 and $23.8 million for the nine months ended September 30, 2001, all of which were financed through internally generated funds. Capital expenditures for the four months ended April 30, 2002 included approximately $15.2 million related to certain facilities that were damaged by floods (see Note 7 of the accompanying unaudited condensed consolidated financial statements). Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and accommodate the addition of specialty medical services and to improve the physical appearance of facilities for marketing purposes. In addition, there are capital expenditures required for completion of certain existing facility expansions and new construction projects in process, as well as supporting non-nursing home operations. We expect planned capital expenditures for the twelve months ending December 31, 2002 to approximate $50.0 million.

     During the four months ended April 30, 2002, we received net proceeds from the disposition of assets of approximately $92.4 million, which primarily related to the sale of the APS Division (see Note 7 of the accompanying unaudited condensed consolidated financial statements). During the nine months ended September 30, 2001, we received net proceeds from the disposition of assets of approximately $4.4 million. The majority of the cash from the disposition of assets was used for repayments against our prepetition senior credit facilities as adequate protection payments.

     During the five months ended September 30, 2002, we made aggregate principal repayments of long-term debt of approximately $2.7 million. During the four months ended April 30, 2002, we made aggregate principal repayments of long-term debt of approximately $386.9 million, of which approximately $287.4 million was paid to the principal lenders under our prepetition senior credit facilities in connection with the consummation of the Joint Plan (see Note 3 of the accompanying unaudited condensed consolidated financial statements). In connection with our emergence from bankruptcy, we made borrowings of $212.0 million under our new Senior Credit Facility (see Note 5 of the accompanying unaudited condensed consolidated financial statements). During the nine months ended September 30, 2001, we made aggregate principal repayments of long-term debt of approximately $33.3 million.

     Although we are still in the process of determining the impact that the Medicare Reimbursement Cliff will have on our cash flows, we believe that our cash flow from operations, along with available borrowings under the Senior Credit Facility, will be sufficient to meet our operational liquidity needs for the next twelve months. For a discussion of items that may have an adverse impact on our future liquidity, see “Cautionary Statements” below.

     Because we are currently unable to determine the full impact of the Medicare Reimbursement Cliff, it may become more difficult for us to comply with some of the financial covenants contained in our Senior Credit Facility. If necessary, we will seek waivers of these covenants or amendments to the Senior Credit Facility or other applicable debt obligations so that we can continue to remain in compliance after accounting for the full impact of the Medicare Reimbursement Cliff. We cannot provide any assurance that we will be able to obtain any necessary amendment or waiver on commercially reasonable terms, if at all. We are currently unable to determine the full impact of the Medicare Reimbursement Cliff on the recoverability of our long-lived assets. There can be no assurance that when the full impact of the Medicare Reimbursement Cliff has been determined by us, that this impact will not have a material adverse effect on our long-lived assets.

  Capital Resources

     Senior Credit Facility. Outstanding loans under the Senior Credit Facility bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar rate loans. The applicable margins for loans under the Revolving Credit Facility are subject to adjustment in the future based on a performance-based grid. The Senior Credit Facility is guaranteed by substantially all of our subsidiaries and is secured by liens and security interests on substantially all of our real property and personal property assets. The Senior Credit Facility restricts our ability to borrow funds in the event we maintain a cash balance in excess of $25.0 million, and also requires us to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA (as defined in the Senior Credit Facility), maximum total leverage and senior leverage ratios and maximum capital expenditures.

     Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2002; however, approximately $22.6 million of letters of credit issued under the Revolving Credit Facility were outstanding on that date.

     Borrowings under the Term Loans were used to fund our obligations under the Joint Plan and to pay in cash all or a portion of certain claims of prepetition senior credit facility lenders and mortgage lenders. At September 30, 2002, the interest rate on the Term Loans was 5.31%. The Term Loans amortize in quarterly installments at a rate of 0.25% of the original principal balance, or $530,000, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at our option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment: (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in our business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in our business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of our consolidated excess cash flow.

     The Senior Credit Facility was amended to, among other things, extend to February 13, 2003 the deadline for the Company to cause the interest rates on at least 50% of our total funded debt to be effectively fixed, whether through interest rate protection agreements or otherwise.

     Second Priority Notes. The Second Priority Notes bear interest at a 3-month London Inter-Bank Offered Rate, or LIBOR, adjusted quarterly, plus 550 basis points. At September 30, 2002, the interest rate payable under the Second Priority Notes was 7.25%. The Second Priority Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture covering these notes includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. These obligations are secured by liens and security interests in the same collateral as that pledged to secure the Senior Credit Facility. However, the liens and security interests benefiting the Second Priority Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Senior Credit Facility.

     Other Letters of Credit. As of September 30, 2002, the Reorganized Company had outstanding $3.0 million in letters of credit issued under the Predecessor Company’s pre-Effective Date credit facilities and secured by approximately $3.2 million of cash collateral.

     Non-Recourse Indebtedness of Unrestricted Subsidiary. One of our wholly owned subsidiaries, Professional Health Care Management, Inc., or PHCMI, is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc., or Omega, that was restructured as part of the chapter 11 Cases. The loan, or the Omega Loan, bears interest at a rate of 11.57% per annum, is guaranteed by all the subsidiaries of PHCMI and is secured by liens and security interests on all or substantially all of the real property and personal property of PHCMI and its subsidiaries, or the PHCMI Entities, including nine SNFs located in Michigan and three others in North Carolina, or the Omega Facilities. Omega is also entitled to receive an annual amendment fee equal to 25% of the free cash flow from the Omega Facilities.

     The Omega Loan provides for interest only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option, or more specifically a “receiver swaption.” The fair market value of the receiver swaption has been separated from the Omega Loan and recorded as an asset at current market value. Prior to maturity, the Omega Loan is not subject to prepayment at the option of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004), and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest.

     The Omega Loan constitutes non-recourse indebtedness to the rest of the legal entities of Mariner excluding PHCMI, or the MHC Entities. None of the MHC Entities have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI’s issued and outstanding capital stock. In addition, none of the PHCMI Entities have guaranteed either the Senior Credit Facility or the Senior Secured Notes, nor have they pledged their assets for such indebtedness. The Omega Loan restricts the extent to which PHCMI can incur other indebtedness, including intercompany indebtedness from PHCMI’s shareholders.

       Omega Settlement.

     In light of the non-recourse nature of the Omega Loan beyond the PHCMI Entities and the stock of PHCMI that was pledged to Omega, our management, in consultation with representatives of the agent for our prepetition senior credit facilities (participants in which became the owners of the vast majority of the equity of our reorganized company under the Joint Plan), concluded that it would be appropriate to structure an option to sell a 51% interest in PHCMI. To that end, prior to the Effective Date, one of our wholly owned subsidiaries, GranCare, Inc., or GranCare, as the sole shareholder of PHCMI, entered into a Share Purchase Agreement dated as of September 1, 2001, or SPA, with PHCMI and an unaffiliated investor, Nexion Health BKC, Inc., or Nexion. Pursuant to the SPA, GranCare received an option to, among other things, sell Nexion 51% of the issued and outstanding capital stock of PHCMI and attendant control rights. After the Effective Date, and in connection with our corporate restructuring program, GranCare’s interest in the PHCMI stock and under the SPA were transferred to a newly formed wholly owned subsidiary of ours known as PHCMI Holding Company, LLC. The option under the SPA was originally scheduled to expire on the Effective Date. Pursuant to an agreement with Nexion, the option was extended to August 15, 2002. However, our Board of Directors determined that it was not in our best interest to exercise the option so it was allowed to expire, unexercised, on August 15, 2002.

       Healthcare Regulatory Matters.

     The Balanced Budget Act contained numerous changes to the Medicare and Medicaid programs with the intent of slowing the growth of payments under these programs by approximately $115.0 billion and $13.0 billion, respectively, through the end of 2002. Approximately 50% of the savings were achieved through a reduction in the growth of payments to providers and physicians. These cuts have had, and are expected to continue to have, a material adverse effect on us. Since the passage of the Balanced Budget Act, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for SNFs under the Medicare PPS. However, certain increases in Medicare reimbursement provided for under the subsequent legislation will terminate when the Center for Medicare and Medicaid Services, or CMS (formally known as the Health Care Financing Administration), implements a resource utilization group, or RUG, refinement to more accurately predict the cost of non-therapy ancillary services. On April 3, 2002, CMS issued a press release announcing these RUG refinements will not be implemented for the fiscal year beginning October 1, 2002; as a result, CMS estimates nursing homes will continue to receive an estimated $1.0 billion in temporary add-on payments in the next Federal fiscal year. This policy was confirmed in the final SNF PPS rule for Federal fiscal year 2003 published July 31, 2002. Although the RUG refinements have been delayed at least one year, certain other legislative increases expired on October 1, 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenue associated with the legislative provisions that expired on October 1, 2002 will have a material adverse effect on us. Our management preliminarily estimates that these occurrences will result in a loss of revenue of approximately $40.0 million in the Federal fiscal year 2003. The previous legislation also imposed a moratorium on the per beneficiary Part B therapy limits of $1,500 for physical therapy and speech language pathology combined and $1,500 for occupational therapy. The moratorium expires on January 1, 2003 unless Congress acts to continue the moratorium. The House of Representatives approved legislation, H.R. 4954 in June 2002, that would provide certain temporary SNF payment increases, including increases in the nursing component of the PPS rate in Federal fiscal years 2003 through 2005. The Senate, however, has not yet approved such legislation. While we are hopeful that Congress will enact legislation in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief that may be enacted.

     CMS has replaced the reasonable cost based payment system for LTACs with a prospective payment system, or PPS. Final regulations were issued on August 30, 2002 and the system is now effective for cost reporting periods beginning on or after October 1, 2002. The new prospective payment system classifies patients into distinct Long Term Care Hospital diagnosis-related groups, or LTC-DRGs, which are based on clinical characteristics of the patient and expected resources required to provide treatment. The system allows for approximately 500 different classifications with specific per-discharge payments calculated for each LTC-DRG. The regulations allow a five-year transition period, during which reimbursement is based on a blend of the new LTC-DRG payment and cost based reimbursement. The facilities have the option of electing 100% PPS reimbursement at any time during the phase-in period. We cannot predict the ultimate impact the new system will have on the LTACs that we operate.

     Our primary sources of revenue are the federal Medicare program and the state Medicaid programs. Although payment cycles for these programs vary, payments are generally made within 30 to 60 days after services are provided. For Medicare cost reporting periods beginning July 1, 1998, the Federal Medicare program began to convert to a PPS for SNF services. Since the end of the third quarter of 1999, all of our SNFs have been reimbursed under PPS, which provides acuity-based rates that are established at the beginning of the Medicare reporting year. Payments for nursing facility services provided to Medicaid recipients are paid at rates that are set by each individual state’s Medicaid program.

     For cost reporting periods that ended before the implementation of PPS, the facilities were reimbursed under Medicare based on reasonable and necessary costs as determined from annual cost reports. This retrospective settlement system resulted in final cost report settlements that generally were not finally settled until two years after the end of the cost reporting period, and that could be further delayed by appeals and litigation. All pre-petition cost reports were settled in connection with the Global Settlement.

     Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect our revenue and profitability. Changes in reimbursement rates, including the implementation of Medicare PPS, have adversely affected us. The result is significantly lower Medicare revenue than under the previous cost-based payment methodology.

   Other Factors Affecting Liquidity and Capital Resources

     We are currently receiving a lower rate of Medicare reimbursement for services provided on or after October 1, 2002 than we did before that date. The remaining increases in Medicare reimbursement for high-acuity patients provided for under the BBRA and BIPA are expected to terminate when CMS implements a RUG refinement to more accurately predict the cost of non-therapy ancillary services, which is currently scheduled to be implemented sometime after fiscal year 2003. While the U.S. House of Representatives approved legislation in June 2002 to provide temporary increases in the SNF nursing component in 2003 through 2005 and a temporary increase in payments for residents with AIDS, the U.S. Senate has not acted on this legislation to date. Unless additional legislative action is undertaken by Congress to restore the Medicare payments, the loss of revenues associated with these occurrences is expected to have a material adverse effect on us. We preliminarily estimate that these occurrences will result in a loss of revenue of approximately $10.0 million in the last three months of 2002 and $30.0 million in the first nine months of 2003. While we are hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted. The impact, and expected continued impact, of the Medicare Reimbursement Cliff is expected to materially adversely affect our cash flows for the indefinite future. A more complete discussion of the expected impact of the Medicare Reimbursement Cliff is contained in “Capital Resources” and “Working Capital and Cash Flows.”

     We are also reimbursed for services, such as rehabilitation therapy services, provided to Medicare SNF patients under the Medicare Part B benefit. The BBA also revised the reimbursement methodology for therapy services under Medicare Part B and set a maximum per beneficiary amount, or limit, of $1,500 per provider for physical therapy and speech pathology combined, and another limit of $1,500 for occupational therapy. A subsequent moratorium on the therapy limitation is expected to expire at the end of calendar year 2002, although the House of Representatives approved a bill in June 2002 to extend the moratorium through calendar year 2004. This legislation has not yet been considered by the Senate. In the event the Senate fails to act in a timely manner, the reinstatement of the limits on reimbursement for therapy will have an adverse impact on our business.

     Due to a decrease in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry, we have experienced a significant increase in our labor costs over the course of the last year in certain markets in which we plan to continue operations. While this has not yet had a material adverse effect on our operations, there can be no assurance that further increases in nursing staff wages will not have such an effect in the future. We have also experienced increased staffing requirements in order to maintain compliance with various Medicare and Medicaid programs. We anticipate that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of younger nursing staff candidates to fill anticipated vacancies.

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

     Insurance costs in the long-term care industry for PL/GL, particularly in Florida and Texas where we maintain significant operations, continue to rise. Insurance markets have responded to this significant increase in the frequency and severity of claims by severely restricting the availability of long-term care PL/GL coverage. As a result, fewer companies are engaged in insuring long-term care companies, and those that do offer insurance coverage do so at a very high cost. We anticipate that these trends will continue, and that PL/GL costs will continue to increase. These increases have already had an adverse effect on our operations. No assurance can be given that our PL/GL costs will not continue to rise, or that PL/GL coverage will be available to us in the future.

     We currently purchase excess liability insurance only and maintain an unaggregated $1.0 million self-insured retention per claim in all states except Colorado, where we maintain first dollar coverage. Prior to July 31, 1999, our liability insurance policies included aggregated stop loss features limiting our out-of-pocket exposure. With stop loss insurance unavailable to us, the expected direct costs have continued to increase. This increased exposure is expected to have a delayed negative effect on our operating cash flow as claims develop over the next several years.

     We currently maintain two captive insurance subsidiaries to provide for reinsurance obligations under workers’ compensation, PL/GL and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income, investments which are not available to satisfy our other obligations.

     Additionally, we currently “self-insure” the first $500,000 of each workers’ compensation claim. Because we are self-insured, there is not a limit on the maximum number of claims or amount for which we can be liable in any period. Although we base our loss estimates on annual actuarial analyses, we may not be able to accurately predict the number or value of workers’ compensation losses we incur. In the event our actual liability exceeds our estimate for any given period, our results of operations and financial condition could be materially adversely impacted.

     We have recently hired additional personnel as we continue to implement our revised business plan in connection with our emergence from bankruptcy. This, combined with rising costs of employee benefits generally, is expected to result in an increase in employee benefit costs in fiscal year 2003. We preliminarily estimate that these increases in benefit costs will result in an additional $14.0 million expense to us in fiscal year 2003.

     We also have significant rent obligations relating to operating leases. Total rent expense was approximately $18.4 million, $15.6 million and $44.9 million for the five months ended September 30, 2002, four months ended April 30, 2002, and the nine months ended September 30, 2001, respectively. We estimate rent expense to be approximately $46.0 million for the twelve months ending December 31, 2002.

     In connection with the Joint Plan, we have undertaken a corporate restructuring that will result in certain of our SNFs becoming subject to applicable state and federal change of ownership (“CHOW”) rules that may have the effect of stopping or delaying the payment of amounts owed to us in respect of the provision of services to Medicare and Medicaid patients. Although we do not believe that the application of CHOW rules will result in a material adverse effect on our cash flows, financial performance or results of operations, no assurances can be made in this regard.

Seasonality

     Our revenue and operating income generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors that include the timing of third-party payment rate changes, the number of workdays in the period and seasonal census cycles.

Impact of Inflation

     The health care industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would adversely impact us. In some of our markets, there is a labor shortage that could have an adverse effect upon our ability to attract or retain sufficient numbers of skilled and unskilled personnel at reasonable wages. Accordingly, rising wage rates have had an adverse effect on us in some of our markets.

   Cautionary Statements

     Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential,” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

•	our existing and future indebtedness;

•	changes in Medicare, Medicaid and certain private payors’ reimbursement levels;

•	existing government regulations and changes in, or the failure to comply with, governmental regulations;

•	the ability to control costs and implement measures designed to enhance operating efficiencies;

•	legislative proposals for health care reform;

•	competition;

•	the ability to attract and retain qualified personnel at a reasonable cost;

•	changes in current trends in the cost and volume of general and professional liability claims;

•	possible investigations or proceedings against us initiated by states or the federal government;

•	state regulation of the construction or expansion of health care providers;

•	litigation;

•	unavailability of adequate insurance coverage on reasonable terms; and

•	an increase in senior debt or reduction in cash flow upon our purchase or sale of assets.

     Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion of our Company’s exposure to market risk has been prepared using certain assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected.

     At September 30, 2002, our principal exposure to market risk relates to changes in LIBOR, which affects the interest paid on our variable rate borrowings and the fair value of our fixed rate borrowings. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal cash flows and related weighted average interest rates by expected maturity for the periods indicated (in thousands of dollars, except interest rates):

	Expected Maturities

								Fair Value
								At
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	September 30, 2002

Liabilities:
Long-term debt, including amounts due in one year:
Fixed rate	$4,076	$22,856	$9,833	$11,695	$943	$77,607	$127,010	$130,219
Average interest rate	9.2%	9.3%	9.9%	10.2%	10.7%	10.8%
Variable rate	$2,120	$2,120	$2,120	$2,120	$2,120	$350,340	$360,940	$360,940

     The average interest rates on the variable rate portion of our financial instruments over the expected maturities described above varies. Outstanding loans under the Senior Credit Facility bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar rate loans. The Second Priority Notes bear interest at 3-month LIBOR, adjusted quarterly, plus 550 basis points.

Item 4. Controls and Procedures

     We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recordation, processing, summarization and reporting of information required to be disclosed in our Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures systems to ensure this information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation in connection with the preparation of this quarterly report within 90 days prior to the date of the report, management necessarily applied its judgement in assessing the costs and benefits of these controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based upon the foregoing, the chief executive officer and chief financial officer believe our internal controls and procedures are effective, in all material respects. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out the evaluation. We understand the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

PART II       OTHER INFORMATION

Item 1.          Legal Proceedings

                       Not applicable.

Item 2.          Changes in Securities and Use of Proceeds

                       Not applicable.

Item 3.          Defaults upon Certain Securities

                       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC. (Registrant)

By: /s/ William C. Straub William C. Straub Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATION

I, C. Christian Winkle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mariner Health Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ C. Christian Winkle

C. Christian Winkle President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, William C. Straub, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mariner Health Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ William C. Straub

William C. Straub Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)