Form 10-K
period 2002-12-31
MARINER HEALTH CARE INC
filed 2003-04-11
CIK 882287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

0-49813
(Commission file number)

______________

MARINER HEALTH CARE, INC.

(Exact name of registrant as specified in its charter)
______________

Delaware	74-2012902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Ravinia Drive, Suite 1500
Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip code)

(678) 443-7000
(Registrant’s telephone number, including area code)

______________

Securities Registered Pursuant to Section 12(b) of the Act: None

_____________

Securities Registered Pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share
Warrants to purchase common stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

     The aggregate market value of the outstanding common stock, par value $.01 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $154,814,550, based on the last sale price for the Common Stock of $13.25 per share as reported on the OTC-BB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

     There were 20,000,000 shares of Common Stock issued and outstanding as of March 26, 2003.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

DOCUMENTS INCORPORATED BY REFERENCE

     None.

MARINER HEALTH CARE, INC.

i

PART I

ITEM 1.        BUSINESS

General

Mariner Health Care, Inc., through its operating subsidiaries, is one of the largest providers of long-term healthcare services in the United States, based on net revenue and the number of nursing homes owned and leased. We provide these services primarily through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. As of December 31, 2002, we operated 297 owned, leased or managed facilities in 23 states, including 289 SNFs and eight stand alone assisted living facilities and apartments, or ALFs, with 35,419 licensed beds, as well as 13 LTACs in four states with 683 licensed beds. Included in the total number of SNFs are nine managed SNFs with 1,245 licensed beds. As of December 31, 2002, we owned 192 of our facilities, and 13 of our facilities were leased under capital leases. We have significant facility concentrations in five states and several metropolitan markets. As used in this report, references to “we,” “us,” “our,” “Mariner” or similar terms include Mariner Health Care, Inc. and its operating subsidiaries.

Inpatient services provided at our nursing facilities are our primary service offering and, during the twelve months ended December 31, 2002, accounted for 93.7% of our revenue. Through our SNFs, we provide 24-hour care to patients requiring skilled nursing services, including assistance with activities of daily living, or ADL, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from short-term, acute-care hospitals when a patient’s condition warrants more intensive care than can be provided in a typical nursing facility.

The long-term care industry is highly regulated and industry participants, including Mariner, derive a significant portion of their revenue from reimbursement under the Medicare and Medicaid programs. For the twelve months ended December 31, 2002, we derived 81.8% of our revenue from Medicare and Medicaid payments. In the past, the industry as a whole has been materially and adversely impacted by changes in Medicare and Medicaid reimbursement. Future changes in Medicare and Medicaid policy will continue to materially impact industry participants.

Congress has twice passed legislation intended to mitigate the impact of legislation that changed Medicare reimbursement from a cost based system to a system based on a fixed per diem rate. The mitigating legislation consisted of two parts and materially lessened the impact this prospective payment system, or PPS, had on our results of operations in the past two years. However, certain portions of the mitigating legislation expired on September 30, 2002, commonly referred to as the Medicare Reimbursement Cliff. The impact of the Medicare Reimbursement Cliff resulted in our loss of $8.8 million in revenue and operating income for the three months ended December 31, 2002. Unless there is further legislation providing for reimbursement relief passed by Congress, and assuming our patient census remains stable, we expect the impact of the Medicare Reimbursement Cliff to result in a loss of approximately $37.0 million in revenue and operating income in 2003 and annually thereafter.

Effective March 31, 2003 we amended our Senior Credit Facility. The amendment, among other things, adjusts the terms of our financial covenants for the two year period beginning March 31, 2003. In addition, this amendment also provided us with a waiver to a violation of one of our financial covenants for the period ended December 31, 2002. This amendment is more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In addition to the Medicare Reimbursement Cliff, other parts of this mitigating legislation will expire when the Centers for Medicare & Medicaid Services, or CMS, publishes a refined reimbursement system for the Medicare program. This second part of the mitigating legislation provides for certain “add ons” to reimbursement payments for higher acuity patients. Recently, CMS announced a delay in the implementation of further refinements in reimbursement rates until October 1, 2004, at the earliest. Because the revised reimbursement rates have not yet been published, it is unclear what effect they will have on us, or if the add on payments included in the second part of the mitigating legislation will be included in these new rates. Additionally, many states have adopted or are proposing cuts in their Medicaid programs, the effects of which could be significant. At this time, however, it is impossible for us to determine the likelihood or magnitude of any proposed cuts.

Our company was formed through a series of business combinations commencing with the November 1997 merger of Living Centers of America, Inc., or LCA (a predecessor to Mariner Health Care, Inc.), and GranCare, Inc., or Grancare. Following this transaction, we changed our name to Paragon Health Network, Inc., or Paragon. In July 1998, following a merger with Mariner Health Group, Inc., or MHG, we changed our name to Mariner Post-Acute Network, Inc., or MPAN. On January 18, 2000, the Petition Date, we filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. Our joint plan of reorganization filed with the Bankruptcy Court and as amended, was confirmed on April 3, 2002. This is referred to as our Joint Plan. The effective date of our Joint Plan was May 13, 2002, or the Effective Date. As part of our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc. In December 2001, we changed our fiscal year end from September 30 to December 31.

Our principal executive office is located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346 and our telephone number at that address is (678) 443-7000. Our web address is www.MarinerHealthCare.com. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC.

Industry Overview

We compete in the long-term care industry. The long-term care industry includes companies that offer post-acute, sub-acute or general healthcare services such as skilled nursing care, long-term home care services and other support services, primarily to elderly patients. Post-acute care refers to care rendered to a patient following discharge from a hospital or following a serious medical event. Sub-acute care refers to the type of care rendered at SNFs and encompasses all care other than that rendered by acute care facilities such as hospitals. Within the long-term care industry, we specifically focus on the United States nursing home market through the operation of our SNF and LTAC facilities. We primarily target elderly individuals in need of long-term medical care or requiring assistance to function on a daily basis.

The primary difference between a SNF, a LTAC and other senior healthcare facilities, such as ALFs, is the level of care each is capable or licensed to provide. ALFs do not provide skilled nursing care and do not participate in the Medicare or Medicaid programs. SNFs provide room, board and a variety of other skilled nursing and rehabilitation services to their residents and are required to be licensed by the state in which they operate. They are certified to participate in the Medicare and Medicaid programs. LTACs function as hospitals, are subject to more stringent licensure and certification processes and are also eligible to become certified to participate in the Medicare and Medicaid programs. Individuals enter these facilities when they are in need of a high level of medical attention on a daily basis for serious ailments such as cancer or recovery from major surgery, or have recently experienced a major event, such as a heart attack or stroke. ALFs provide residents the freedom of living in an apartment with assistance available if necessary to deal with daily chores or duties. Certain daily activities, such as cooking and cleaning, which ordinarily would be done by the individuals, are performed for them by the facility.

We believe the demand for the services provided by long-term care facilities will increase during the next decade due primarily to: (i) demographic trends; (ii) advances in medical technology prolonging the average life expectancy; and (iii) the impact of cost containment measures by government and private-pay sources resulting in higher acuity patients being transferred more quickly to settings such as SNFs, where care can generally be provided at a lower cost.

Long-Term Care Services

Inpatient services provided through our nursing facilities constitute our primary service offering and during the twelve months ended December 31, 2002 accounted for 93.7% of our revenue. For the three months ended December 31, 2001, inpatient services accounted for 93.7% of our revenue, and for the fiscal year ended September 30, 2001, they accounted for 94.0% of our revenue. Over 98.0% of our long-term care facilities are certified for participation in the Medicare and Medicaid programs.

Our SNFs provide 24-hour care to patients requiring access to skilled nursing or rehabilitation services. Substantially all patients in our inpatient facilities receive assistance with one or more ADL services, including feeding, bathing, dressing, eating, toileting, transportation and related services. In all facilities, inpatient care is provided by registered nurses, licensed practical nurses and certified nurses’ aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its medical director.

Our inpatient facilities provide a broad range of case management services over the course of treatment, including, as appropriate, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning and arrangement for home care. These basic services are supplemented, in our Medicare-certified facilities, by rehabilitation services, including physical, occupational and speech therapies.

In addition, we operate specialized units in a number of our SNFs that provide sub-acute, or intensive, institutional type medical care to patients with medically complex conditions. Within these specialty units, trained staff members offer care for patients as an alternative to treatment in a more expensive acute-care hospital setting. In addition to basic therapy services, these specialty units offer, among other things, enteral therapy, intravenous therapy, specialized wound management and ventilator, tracheotomy, cancer and HIV care. Through our nursing home services division, we also offer specialized services in some of our facilities for residents with Alzheimer’s disease.

Included in the nursing home services division are our eight freestanding ALFs that provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal supervision. For assisted living residents, we provide basic ADL assistance combined with access to higher acuity settings should a resident’s health condition dictate the need for more intensive services. Certain of our SNFs also include assisted living operations and apartment units located on the same campus as the SNF.

Long-Term Acute Care Hospitals

We own one and lease or manage 12 other LTACs, encompassing 683 licensed beds in four states. LTACs accommodate the relatively high sub-acute clinical needs of patients discharged from a short-term acute-care hospital when the patients’ condition warrants more intensive care than can be provided in a typical skilled nursing facility or other setting. All of our LTACs are certified for participation in the Medicare, and ten are certified for participation in the Medicaid, programs.

Marketing

In marketing our patient services, we pursue a two-tiered strategy. We promote our facilities’ programs and services first to payors and managed care organizations at the regional level and second to healthcare professionals responsible for discharging patients at local hospitals at the individual facility level. At the regional level, our marketing personnel seek to establish relationships with payors and managed care organizations, which are increasingly important sources of referrals for sub-acute patients. We develop contractual relationships with these payors and organizations on a local, regional and national basis.

Local market coordinators focus on establishing and maintaining cooperative relationships and networks with physicians, acute-care hospitals and other healthcare providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. Marketing programs targeting managed care payors are also being implemented at both the local and national level. Ongoing assessment of patient and physician satisfaction with our services allows for improvements in service and clinical performance.

We desire to take advantage of other opportunities for increased profitability, including arrangements with healthcare providers such as health maintenance organizations, or HMOs, and other managed care providers, which we believe may increase our sub-acute care business. Typically, patients referred by managed care providers, including HMOs and preferred provider organizations, generate higher revenue per patient day than Medicaid patients as a result of the higher acuity needs of the referrals. We believe that our ability to provide sub-acute and specialty medical services at a lower cost than acute-care hospitals is a competitive advantage in providing services to these payor sources. We also believe that our focus on important operations and our continued implementation of standardized processes better allows us to meet the needs of these higher acuity residents.

Suppliers

We purchase our supplies from a variety of independent suppliers. However, we typically focus on one or two national suppliers in each product category in an effort to maximize delivery efficiency and gross margins. Although we have firm purchase commitments with some of our national suppliers, we believe that we are not dependent upon any one supplier, and believe that our supplies can be provided by several alternative suppliers if the relationship with a national supplier is terminated. We recently established a company-wide internet-based purchasing solution designed to ensure best product and pricing for our facilities on an aggregate basis.

Competition

The long-term care industry is segmented into a variety of competitive areas that market similar services. These competitors include nursing homes, hospitals, extended care centers, ALFs, retirement centers and communities and home health and hospice agencies. Many operators of acute-care hospitals offer or may offer post-acute services in the future. These operators would have the competitive advantage of being able to offer services to patients at their affiliated post-acute care operations. SNFs historically have competed on a local basis with other long-term care providers, and our competitive position will vary from center to center within the various communities we serve. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the SNFs and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the SNFs covered by Medicaid and Medicare as well as the location and physical condition of our facilities will significantly affect our competitive position in our markets.

Within some of our SNFs, we operate specialized units providing sub-acute care. These specialized units generally have a higher staffing level per patient than our other inpatient facilities and compete with acute-care and rehabilitation hospitals, which we believe typically charge rates higher than those charged by our specialty units. In the future, however, these or other hospitals may offer these or other services at rates less than we charge, which could force us to lower our rates or service fewer patients, adversely affecting our financial condition and results of operations.

Customers

We receive payments for services rendered to patients from the federal government under Medicare, from the various states where we operate under Medicaid and from private and other payors. We classify payments from individuals who pay directly for services without governmental assistance through the Medicare or Medicaid programs as private pay revenue. The private pay classification also includes revenue from managed care companies, commercial insurers, HMOs, Veterans Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is expected to increase over the next several years. However, revenue from managed care payors does not constitute a significant portion of our revenue at this time.

We have historically received, and expect to continue to receive, a majority of our revenue from federal and state governments and governmental entities. However, there are no individual customers or related groups of customers that account for a significant portion of our revenue. Other than being excluded from the Medicare program or from a state Medicaid program in a state in which we have a significant concentration of facilities, we do not expect that the loss of a single customer or group of related customers would have a material adverse effect on our business or revenue.

Our revenue and profitability are affected by ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The federal Medicare program restricts coverage to patients who require skilled care, whereas state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources. The sources and amounts of our patient revenue are determined by a number of factors, including licensed bed capacity of our facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private and other payors, Medicare and Medicaid). Changes in the mix of our patients among the private and other payors,

Medicare and Medicaid categories, as well as changes in the quality mix, significantly affect the profitability of our operations. Historically, on a per patient basis, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Also, we have historically derived higher revenue from providing specialized medical services than from providing routine inpatient care.

Employees

We employ approximately 39,500 full and part-time employees and believe our relations with our employees are generally good. We depend upon skilled personnel, such as nurses, as well as unskilled labor, to staff our facilities. In some areas in which we operate there is a labor shortage that could have a material adverse effect upon our ability to attract or retain sufficient numbers of skilled personnel or impair our ability to attract or retain sufficient numbers of unskilled labor personnel at reasonable wages.

We have unionized facilities in northern California, Michigan, Wisconsin, Maryland, Ohio, West Virginia and Florida. We have collective bargaining agreements with unions representing employees at 28 facilities. In addition, a union represents employees at another of our facilities without a collective bargaining agreement.

Of our 12 unionized facilities in northern California, 11 are represented by the Service Employees International Union, or SEIU, and are subject to a regional master collective bargaining agreement. The other unionized facility in northern California is represented by the International Brotherhood of Teamsters, or the Teamsters. The SEIU and the Teamsters primarily represent certified nursing assistants, dietary workers and laundry and housekeeping employees. In five of the twelve facilities, licensed nurses also are represented by the relevant union. The agreement with the SEIU expires on April 30, 2004, with a wage and benefit re-opener for the third year of the contract, which means that the agreement may be subject to renegotiation in 2003. The Teamsters’ agreement expired on December 31, 2002 and negotiations are ongoing.

In Michigan: (i) six of our facilities have a regional master collective bargaining agreement with the SEIU; (ii) one facility has an agreement with the American Federation of State, County, and Municipal Employees, or AFSCME; and (iii) one of our facilities has an employee council. The agreement with the SEIU expires on May 1, 2004, with a wage and benefits re-opener for the second and third year of the agreement. The AFSCME agreement expires on September 30, 2003 and the employee council agreement expires on September 30, 2004.

In Maryland, the SEIU represents employees at three of our facilities. The agreements expire on December 31, 2004, January 15, 2005 and January 31, 2005. At another of our facilities in Maryland, the employees are represented by the United Food and Commercial Workers’ Union. This agreement will expire on April 30, 2004.

In Wisconsin, there is one facility where the workers are represented by the SEIU. The SEIU agreement relating to that facility will expire on May 1, 2004. The SEIU also represents employees at one of our facilities in West Virginia and another in Florida. The SEIU agreement for the West Virginia facility will expire on March 1, 2005, and there is no agreement for the Florida facility. We are currently negotiating a collective bargaining agreement for the Florida facility. In Ohio, there is one facility where the employees are represented by the Hotel Employees and Restaurant Employees Union. This agreement will expire on June 30, 2005.

We cannot predict the effect that continued union representation or future organizational activities will have on our business. In California and Michigan, the SEIU has in the past engaged in informational picketing before agreements were reached. However, neither the aforementioned organizations, nor any others, have caused any material work stoppages in the past. We cannot assure you that we will not experience a material work stoppage in the future.

Insurance

Insurance related costs in the long-term care industry continue to rise at a dramatic rate. This primarily includes professional/general liability, or PL/GL, workers’ compensation and directors and officers liability programs. Costs for PL/GL programs are of particular concern in Florida and Texas where we maintain significant operations. Our PL/GL insurance related costs for our inpatient facilities in Florida represented approximately 31.8%, and in Texas represented approximately 41.7%, of our total PL/GL related costs for the fiscal year ended December 31, 2002. Significant increases in the frequency and severity of PL/GL claims also continues. Insurance markets have responded to this significant increase by severely restricting the availability of PL/GL insurance coverage. As a result of these changes, fewer companies are engaged in insuring long-term care companies for PL/GL losses, and those that do offer insurance coverage do so at a very high cost. We anticipate this trend will continue and that our PL/GL costs will continue to increase. These increases have already had an adverse effect on our operations. No assurance can be given that our PL/GL costs will not continue to rise, or that PL/GL coverage will be available to us in the future. In the event that PL/GL insurance coverage becomes cost prohibitive to maintain, or unavailable in some markets, we may be forced to re-evaluate our continued operations in those markets.

Due to the rising cost and limited availability of PL/GL insurance, we currently purchase excess PL/GL liability insurance only, and maintain, in all states except Colorado, an unaggregated $1.0 million self-insured retention per claim. In Colorado, we maintain first dollar coverage. Additionally, in the second quarter of 2002, due to changes in the workers’ compensation insurance market, we moved from a guaranteed cost program for our employee injury losses to a program where we self insure the first $500,000 of each employee injury claim. Because we are largely self-insured on both the PL/GL and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses based on the information we have to date, the amount of the losses could exceed our estimates. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. Compliance with these laws and regulations is not expected to have a material effect on us. It is possible, however, that environmental issues may arise in the future that we cannot now predict.

Bankruptcy and Reorganization

On the Petition Date, we filed voluntary petitions for relief in the Bankruptcy Court under the Bankruptcy Code. In connection with our emergence from bankruptcy, our Joint Plan was confirmed by the Bankruptcy Court on April 3, 2002 and was effective on May 13, 2002.

On the Effective Date, and in connection with the consummation of the Joint Plan, we entered into our Senior Credit Facility, which provided us funds to satisfy specified obligations to our creditors under the Joint Plan, for general working capital purposes and for permitted acquisitions.

As part of our Joint Plan, the senior lenders under our prepetition credit facility received, among other things:

•	$216.5 million, representing 79.6% of the available cash, after giving effect to certain adequate protection payments paid to senior lenders in connection with our disposition of assets;

•	$119.4 million in principal amount of second priority secured notes due 2009, or our Second Priority Notes, representing 79.6% of those notes; and

•	15,290,428 shares of our common stock, representing 76.4% of our common stock issued as of the Effective Date.

The senior lenders under the prepetition senior credit facility of Mariner Health Group, Inc., or MHG, a former wholly-owned subsidiary, received, among other things:

•	$58.5 million, representing 20.4% of the available cash, after giving effect to certain adequate protection payments paid to senior lenders in connection with our disposition of assets;

•	$30.6 million in principal amount of our Second Priority Notes, representing 20.4% of those notes;

•	3,911,416 shares of our common stock, representing 19.6% of our common stock issued as of the Effective Date; and

•	$525,000 in cash on account of professional fees.

Holders of general unsecured allowed claims against us, other than holders of claims against MHG, will receive, upon resolution of outstanding claims, pro rata distributions of:

•	399,078 shares of our common stock, representing 2% of our common stock issued as of the Effective Date; and

•	warrants to purchase an additional 376,893 shares of our common stock, which have a per share exercise price of $28.04 and are exercisable for two years after the Effective Date.

The holders of general unsecured allowed claims against MHG are entitled to receive, along with the holders of senior subordinated notes issued by MHG prior to bankruptcy, pro rata distributions of a $7.5 million cash fund.

Holders of senior subordinated notes issued by us prior to our bankruptcy received pro rata distributions of:

•	399,078 shares of our common stock, representing 2% of the shares of our common stock issued as of the Effective Date; and

•	warrants exercisable for 376,893 shares of our common stock, which have a per share exercise price of $28.04 and are exercisable for two years after the Effective Date.

As part of the Joint Plan, we completed an internal restructuring of our corporate subsidiaries, or Corporate Restructuring Program, in order to realize certain expected operational benefits described below. The Corporate Restructuring Program also resulted in the creation of a new wholly owned subsidiary of ours, or the Management Company, that currently provides management services to each of our operating subsidiaries pursuant to management agreements with each such subsidiary.

Under each management agreement, the Management Company agrees to provide the following services:

•	those required to meet the personnel requirements of each operating subsidiary;

•	accounting, cash management and back office support;

•	central purchasing and vendor support;

•	preparation of Medicare and Medicaid cost reports;

•	development of operational policies and procedures;

•	regulatory compliance support;

•	risk management; and

•	legal assistance.

In exchange for providing these services, the Management Company is paid a fee of 5% of each operating subsidiary’s net revenue.

Expected benefits of the Corporate Restructuring Program include:

•	improved tracking and documentation of revenue, expenses and intercompany transactions;

•	enhanced ability to engage in acquisition and financing activities;

•	enhanced ability to evaluate internal policies and procedures;

•	enhanced ability to meet operating subsidiary’s staffing needs;

•	improved understanding of the corporate entity and/or employees responsible for SNF operations and adherence to corporate structure; and

•	clarification of the appropriate contracting authority of different employees.

Global Settlement. We have reached a settlement with the United States to resolve certain United States Claims (as defined below) against us that arose prior to the Petition Date. This settlement is referred to as the Global Settlement. United States Claims are those claims or causes of action asserted by or on behalf of the United States seeking remedies of any kind:

•	under the False Claims Act, the Civil Monetary Penalties Law, and the Program Fraud Civil Remedies Act and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud;

•	for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, the TRICARE Program, or any other federal health program;

•	for specified civil monetary penalties;

•	arising under any provider or similar agreement with the United States; and

•	for permissive exclusion from Medicare, Medicaid and other federal health programs.

The Global Settlement was approved by the Bankruptcy Court and became effective on April 3, 2002. Under the Global Settlement, which applies to any facility wholly owned by us at anytime prior to the date the Global Settlement became effective:

•	all Medicare claims and debts arising prior to the Petition Date were released as between CMS and us;

•	the United States approved a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle, or the Prudent Buyer Settlement, and we waived our rights to collect any amounts due under the Prudent Buyer Settlement;

•	CMS adjusted specified Medicare PPS base year cost reports to accurately calculate PPS rates;

•	CMS agreed to pay us $3.0 million;

•	the Department of Justice released us from certain “covered conduct” alleged within six qui tam lawsuits and other disputes under the federal False Claims Act;

•	we agreed to be responsible for any attorney fees sought by qui tam relators’ counsel;

•	the United States waived any claims for (a) Medicare reimbursement for two voluntary disclosures made by us to the United States and (b) Medicare reimbursement related to an Office of Inspector General investigation;

•	we agreed to enter into the Corporate Integrity Agreement with the Office of Inspector General;

•	we rejected and terminated specified provider agreements for discontinued operations;

•	all cost years ending on or before the Petition Date were fully and finally resolved by the Global Settlement;

•	for cost years that span the Petition Date, CMS agreed to settle the cost reports for these years, and we retained our rights to appeal or request the reopening of such years, but any relief awarded relating to those years will be pro-rated so that the prepetition portion is waived and the post petition portion is preserved; and

•	as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, we agreed to pay any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

In accordance with accounting principles generally accepted in the United States, we recorded a charge of approximately $33.4 million relating to the Global Settlement in our statement of operations for the fourth quarter of the fiscal year ended September 30, 2001.

Corporate Integrity Agreement. On April 3, 2002, as a condition of the Global Settlement Agreement we entered into with the United States government, we entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. The Corporate Integrity Agreement is effective for five years beginning April 3, 2002. Under the Corporate Integrity Agreement, we agreed to review, and are reviewing, our current corporate compliance infrastructure and are implementing additional quality improvement programs and internal financial controls in our facilities and regional and corporate offices. We believe we have retained sufficient flexibility under the Corporate Integrity Agreement to enable us to focus our efforts on developing improved systems and processes for providing quality care. We believe that many of the requirements of the Corporate Integrity Agreement essentially codify our existing policies.

The Corporate Integrity Agreement includes compliance requirements that obligate us to:

•	adopt and implement written standards on federal healthcare program requirements relating to financial and quality of care issues;

•	conduct training each year for all employees to promote compliance with federal healthcare requirements. In addition, we will continue to operate our internal compliance hotline;

•	put in place a comprehensive internal quality improvement program, which includes establishing committees at the facility, regional and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. We have retained an independent quality monitor to evaluate the effectiveness and reliability of our internal quality control system. The independent quality monitor will report its findings to the Office of Inspector General;

•	enhance our current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal systems. The independent review organization will report annually its findings to the Office of Inspector General;

•	notify the Office of Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal healthcare program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal healthcare program; and

•	submit annual reports to the Office of Inspector General demonstrating compliance with the terms of the agreement, including the findings of our internal audit and review program.

The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy a breach in the time specified in the agreement, we can be excluded from further participation in federal healthcare programs.

Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry is also subject to frequent regulatory change. The industry is impacted not only by those laws and regulations that are directly applicable to us, but also by other laws and regulations that are applicable to our managed care and other patients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil, administrative and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

Medicare and Medicaid. The Medicare program is a nationwide, federally funded health insurance program for certain elderly persons, disabled persons and persons with end-stage renal disease. The Medicaid program is a joint federal-state funded cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, members of families with dependent children and specified other groups, whose income and resources are insufficient to meet the costs of necessary medical services. All of our nursing facilities and hospitals are licensed under applicable state law, and nearly all are certified or approved as providers or suppliers under applicable Medicare and state Medicaid programs.

Prospective Payment Reimbursement — Medicare Certified Skilled Nursing Facilities. The Balanced Budget Act of 1997 amended the Medicare program by revising the payment system for skilled nursing facilities. Specifically, it required the establishment of a prospective payment system under which Medicare Part A payments are prospectively determined for skilled nursing facilities for cost reporting periods beginning on or after July 1, 1998. Under PPS, SNFs receive a fixed per diem rate for each of their Medicare Part A patients. Included in this per diem rate are ancillary services, such as pharmacy and rehabilitation therapy services, that historically were provided to many of our SNFs by our pharmacy and therapy subsidiaries.

As a result of the impact of PPS on the long-term care industry, Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for SNFs under PPS. As of October 1, 2002, certain of the temporary payment increases provided for in the Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, have expired. Under these Acts, Congress also directed CMS to refine the payment system for certain medically complex, rehabilitation and high acuity patients and provided additional funding for those patients until the payment system is refined. Congress mandated that these refinements be “budget neutral.” For this reason, the PPS per diem rates were temporarily increased for some patient categories. While we do not know when CMS will refine the payment system, CMS recently announced a delay in the implementation of further refinements in reimbursement rates until October 1, 2004, at the earliest. Although the refinements in the payment system are intended to result in a PPS that more appropriately reimburses providers for the services needed by certain payment categories, it is unclear at this time what effect the refined reimbursement system will have on us, or if the add on payments will be included in the new rates.

Fee for Service Reimbursement — Medicare Certified Skilled Nursing Facilities. We are also reimbursed for specified services, such as rehabilitation therapy services, provided to Medicare SNF patients under the Medicare Part B benefit. The Balanced Budget Act also set a maximum per beneficiary amount, or limit, per provider for physical therapy and speech pathology, and another limit for occupational therapy. A moratorium on the therapy limitation expired at the end of calendar year 2002, and CMS has instructed fiscal intermediaries (i.e., the companies that process Medicare claims) that claims for outpatient therapy services provided on or after July 1, 2003 will be subject to the financial limitation, which is $1,590 in 2003. Because we cannot prospectively determine the number of our patients who will require therapy or the amount of therapy they will require, we are unable to quantify the effect this will have on our results of operations.

The Balanced Budget Refinement Act also excluded certain items and services from the formerly all-inclusive SNF per diem rates. Specifically, the following items and services are now separately reimbursable outside of the PPS rates: (i) ambulance services furnished to an individual in conjunction with renal dialysis services; (ii) chemotherapy items and administration services (as identified by certain Healthcare Common Procedure Coding System, or HCPCS, codes); (iii) radioisotope services (as identified by certain HCPCS codes); and (iv) customized prosthetic devices (artificial limbs) and other custom prostheses if provided to a SNF patient and intended to be used after discharge (as identified by certain HCPCS codes and other circumstances articulated by CMS). Payments for such items and services are made under Part B to the provider of the service, in conformance with Part B payment rules. Although these items are reimbursed separately from the PPS rate, CMS, as directed by the Balanced Budget Refinement Act, has adjusted the PPS payment rates to reflect the fact that these items and services have been excluded.

Nursing Home Reimbursement — Medicaid. The Balanced Budget Act contained a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since that repeal, many states where we maintain significant operations have sought to lower their nursing home payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect these initiatives would have on us. Additionally, rising Medicaid costs and decreasing state revenue caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding as a means of balancing their state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) nursing facility services. We cannot assure you that future changes in Medicaid reimbursement rates to nursing facilities will not have a material adverse effect on us. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of Health and Human Services for waivers from specified Medicaid requirements as long as certain standards are met. While these managed care programs have historically exempted institutional care, some states use managed care financing for at least a portion of their long-term care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. We cannot predict whether any additional states will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to us.

On January 12, 2001, the Secretary of Health and Human Services issued final regulations to implement changes to the Medicaid “upper payment limit” requirements, which became effective May 14, 2002. The purpose of the rule is to stop states from using specified accounting techniques to obtain extra federal Medicaid matching funds that are not necessarily spent on healthcare services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which have used these accounting techniques to enhance their federal funding, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities. CMS announced additional restrictions on such funding in January 2002, and the agency could consider further limitations in the future.

Nurse Staffing Issues. We could experience significant increases in our operating costs due to shortages in qualified nurses, healthcare professionals and other key personnel. The market for these key personnel is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nursing facility administrators, nurses, certified nurses’ aides and other important healthcare providers. Our LTACs are particularly dependent on nurses for patient care. There is currently a shortage of nurses, and trends indicate this shortage will worsen in the future. The difficulty our SNFs are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

We operate a number of SNFs in Florida and California, which have enacted legislation establishing minimum staffing requirements for SNFs operating in those states. Each SNF in Florida and California must satisfy established minimum nursing hours of direct care per resident per day. Certain other states in which we operate SNFs have adopted minimum staffing and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

Medicare Reimbursement — Long-Term Acute Care Hospitals. CMS has replaced the reasonable cost-based payment system for LTACs with a PPS. As of October 1, 2002, and subject to a five-year phase-in period during which reimbursement will be based on a blend of federal rates and a cost-based reimbursement system (although some facilities can elect to adopt the full federal rates immediately), LTACs are paid under this new PPS. We have elected to adopt the full federal rates immediately. This PPS uses information from patient records to classify patients into distinct long-term care diagnosis related groups, based on clinical characteristics and expected resource needs. Separate per-discharge payments will be calculated for each diagnosis related group. Because the LTAC PPS has only recently gone into effect, we cannot predict the ultimate impact the new system will have on us. To date, however, this payment system has not had a material adverse impact on our financial condition or results of operations.

Federal Privacy and Transaction Regulations. Other federal legislation requires major changes in our transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services has adopted or is expected to adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans, and individuals; security and electronic signatures; and privacy.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens within the healthcare industry, we believe that the law will require significant and costly changes to current practices. The Department of Health and Human Services has released several final rules to date to implement various HIPAA administrative simplification requirements, the most significant of which mandate the use of new standards for specified healthcare transactions and seek to protect the privacy and security of health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any business associate to whom such information is disclosed will safeguard the information.

The third and final rule governing the security of health information was issued February 20, 2003. This rule specifies a series of administrative, technical and physical security procedures we must implement to assure the confidentiality of electronic protected health information.

The Department of Health and Human Services finalized the new transaction standards on August 17, 2000. Congress passed legislation that extended the transaction standards deadline to October 16, 2003 for those HIPAA-covered entities that submitted a timely compliance plan to the Department of Health and Human Services. We submitted a compliance plan and were granted the deadline extension. On February 20, 2003, the Department of Health and Human Services issued modifications to the transaction standards, but these changes do not affect the compliance deadline. The privacy standards were issued on December 28, 2000, and became effective on April 14, 2001, with a compliance date of April 14, 2003 for most covered entities. These privacy requirements were further modified in an August 2002 final rule. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We are in the process of quantifying the costs associated with HIPAA compliance and, although not currently quantifiable, believe they may be material.

Survey and Certification. Long-term care facilities must comply with certain requirements to participate either as a SNF under Medicare or a nursing facility under Medicaid. Failure to substantially comply with these requirements may result in termination of the facility’s Medicare and Medicaid provider agreements, after which the facility would be unable to receive payment for services provided to Medicare or Medicaid patients until the facility reapplies or is otherwise reinstated or recertified to participate in Medicare or Medicaid. We cannot assure you that we will be able to maintain compliance with these regulatory requirements at all times, or that we will not be required to expend significant resources to do so.

Nursing Home Quality Initiative. In April 2002, the Department of Health and Human Services announced the Nursing Home Quality Initiative pilot program for the states of Colorado, Florida, Maryland, Ohio, Rhode Island and Washington. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rated every nursing facility and SNF operating in these states on nine quality-of-care indicators. The quality of care indicators include measures such as percentages of patients with infections, bedsores and unplanned weight loss.

On November 12, 2002, the Department of Health and Human Services announced that the program is being launched nationwide. For the national project, minor modifications have been made to the list of quality measures. The Department of Health and Human Services now is using ten quality measures falling into two categories — six for chronic care patients (long-term stay residents) and four for post-acute care patients (short-term patients). On November 13, 2002, CMS published advertisements in newspapers in every state that included a sampling of the quality data, and the complete data is available on the Internet.

Referral Restrictions and Fraud and Abuse. The federal anti-kickback statute prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease or ordering of any item or service for which payment may be made under Medicare, Medicaid or other federal healthcare programs. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare, Medicaid or other federal healthcare programs. The penalties for violating the anti-kickback statute include imprisonment for up to five years, fines up to $25,000 per violation or both, and possible exclusion from federal healthcare programs such as Medicare and Medicaid.

Violations of the anti-kickback statute, pursuant to the Balanced Budget Act, now also give rise to civil monetary penalties of $50,000 per act, and treble the remuneration involved without regard to whether any portion of that remuneration relates to a lawful purpose. The statute contains “safe harbor” exceptions including those for certain discounts, group purchasing organizations, employment relationships, management and personal services arrangements, health plans and certain other practices as defined in regulations. The safe harbors include certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. Although full compliance with a safe harbor ensures against prosecution under the anti-kickback statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the anti-kickback statute will be pursued. Arrangements or transactions that fail to satisfy the applicable safe harbor criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

The Stark Law prohibits physician referrals of Medicare and Medicaid patients to an entity providing “designated health services” if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any prohibited referral. In 1998, CMS published proposed rules for the remaining designated health services, and in January 2001, CMS published a final rule that it characterized as the first phase of what will be a two-phase final rule. Phase I of the final rule became effective on January 4, 2002, except for a provision relating to physician payment arrangements, which became effective on January 6, 2003. At present, it is unclear when CMS will publish Phase II of the final rule.

There are other provisions in the Social Security Act and in other federal and state laws authorizing the imposition of penalties, including fines and exclusion from participation in Medicare and Medicaid, for various billing and other offenses.

In addition, many states have analogous laws to the federal anti-kickback statute and the Stark Law. These laws may extend the scope of liability regarding prohibited remuneration for referrals and specified physician financial relationships, to non-government payors such as insurers or even private payors. Both the scope and exceptions for such conduct vary from state to state.

HIPAA also created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Additionally, HIPAA granted expanded enforcement authority to the Department of Health and Human Services and the U.S. Department of Justice and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General and Department of Justice by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous healthcare fraud provisions, including new civil monetary penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for providers and suppliers, including home health agencies (these surety bond requirements are currently on hold); and an expansion of the mandatory and permissive exclusions added by HIPAA to any federal healthcare program (other than the Federal Employees Health Benefits Program).

False claims are prohibited under criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; violations of these provisions are felonies punishable by up to five years imprisonment, fines of up to $25,000 or both. Civil provisions of the Federal False Claims Act prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. In addition, various states have enacted laws modeled after the FCA.

In addition to actions brought by private parties, we believe that governmental enforcement activities have increased at both the federal and state levels. We cannot assure you that substantial amounts will not be required to be expended by us to cooperate with these investigations and proceedings or to defend allegations arising therefrom. If it is found that any of our practices failed to comply with any of the anti-fraud provisions discussed above, we could be materially adversely affected.

We are unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form any legislation or regulations may take, or their impact on us. We cannot assure you that such laws will ultimately be interpreted in a manner consistent with our practices.

Certificates of Need. Certificate of Need statutes and regulations control the development and expansion of healthcare services and facilities in some states. This process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. Certificate of Need or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new Certificates of Need or the approval of new beds.

Compliance Program. In March 2000, the Office of Inspector General issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. The guidance recommends that nursing facilities enact procedures and policies in prevention of fraud, waste and abuse. We voluntarily adopted a compliance program in early 1998 for all of our facilities, and believe that this compliance program substantially incorporates the guidance that the Office of Inspector General has recommended be included in such programs. Also, in connection with the Global Settlement, we entered into the Corporate Integrity Agreement, which is intended to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs.

The purpose of our compliance program is to address compliance issues, communicate issues to our chief executive officer and board of directors, monitor our fraud and abuse “hotline” and assure ethical and legal conduct by management and employees. The compliance program is managed by our compliance officer who works closely with the human resources, legal and operations departments on compliance training issues quality of care issues and legal matters involving compliance issues.

One important part of our compliance program is the maintenance of a toll-free hotline whereby individuals can anonymously report suspected violations of laws or our policies without fear of reprisal or retribution. The hotline telephone number is prominently posted in all of our SNFs and other areas where we have operations. Employees, patients and family members are encouraged to call the hotline to report any potential issues they might note. Upon report of a call, our compliance department investigates the issue and, if necessary, communicates with the appropriate corporate departments in order to resolve the issue. Employees are assured that any calls to the hotline will not result in any retribution by us. We believe this program has been highly successful and will help identify trends and potential problem areas in a timely fashion for quick remediation.

We have also implemented a comprehensive background check initiative aimed at improving the quality of our workforce and reducing employee turnover. To the best of our knowledge, this program meets or exceeds all state and federal regulatory requirements for background checks.

Risk Factors

We depend heavily on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from these payors may be reduced. We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the twelve months ended December 31, 2002 and the three-month transition period ended December 31, 2001, we derived approximately 81.7% and 81.8% of our total revenue from the Medicare and Medicaid programs.

Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services, could result in a substantial reduction in our revenue and operating margins.

The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs which affected us. Under the Medicare program, the new law required the establishment of a PPS for Medicare Part A SNF services, under which facilities are paid a flat federal per diem rate for virtually all covered services, including pharmacy and therapy. The PPS was phased in over four cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. As a result of our significant dependence on Medicare and Medicaid reimbursement, the introduction of PPS significantly reduced our per-patient reimbursement rate, resulting in lower per patient revenue and making it difficult for us to service our then-existing debt obligations. The exact revenue impact of PPS is not determinable due to other changes that were made in our operations at about the same time. PPS comparable data by payor source cannot be reliably determined because cost reports that were filed for reimbursement with Medicare prior to PPS were more complex and included additional allocations that were not included on the reports filed after PPS was implemented. Without comparable cost reports, it is not possible to directly calculate the impact of PPS on our revenue.

The Balanced Budget Act also contained provisions affecting outpatient rehabilitation agencies and providers, including a 10.0% reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999 and the application of per beneficiary therapy caps applicable to all outpatient rehabilitation services beginning in 1999. Specifically, this Act set a maximum per beneficiary amount, or limit, per provider for physical therapy and speech pathology, and another limit for occupational therapy. A moratorium on the limitation expired at the end of calendar year 2002, and CMS has instructed Medicare contractors that claims for outpatient therapy services provided on or after July 1, 2003, will be subject to the financial limitation, which is $1,590 in 2003. Because Medicare contractors have not yet begun to apply the limitation, and we are unable to quantify what our patient mix will be in the future, we are unable to quantify the effect this will have on our results of operations.

Likewise, the Balanced Budget Act required the Secretary of the Department of Health and Human Services to establish a PPS for home health services, which was implemented beginning October 1, 2000. With regard to hospices, the Balanced Budget Act limited reimbursement by setting the payment rate increase at a market basket minus 1.0% for fiscal years 1998 through 2002. The law also instituted a number of reforms of the hospice benefit, including a provision that hospices could be reimbursed based on the location where care is furnished (rather than the location of the hospice), effective for cost reporting periods beginning on or after October 1, 1997. Other provisions limited Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies. The Balanced Budget Act led to a significant reduction in the reimbursement received by our SNFs as well as the closure of some of our operations. The reduction in per-patient payments to us resulting from this Act was one of the primary causes leading to the filing of our bankruptcy. Future changes to Medicare and Medicaid reimbursement may result in similar difficulties.

As a result of the impact of PPS on the long-term care industry, Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for SNFs under PPS. These bills were the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act of 2000. As of October 1, 2002, some of the temporary payment increases provided for in these Acts expired. Under these Acts, Congress also directed CMS to refine the payment system for certain medically complex, rehabilitation and high acuity patients and provided additional funding for those patients until the payment system is refined. Congress mandated that these refinements be “budget neutral.” For this reason, the PPS per diem rates were temporarily increased for some patient categories. While we do not know when CMS will refine the payment system, CMS recently delayed its implementation, and indicated that no further refinements will be implemented before October 1, 2004, at the earliest. At such time, the per diem increases are expected to be eliminated or incorporated into the refined reimbursement system. Although the refinements in the payment system are intended to result in a PPS that more appropriately reimburses providers for the services needed by certain payment categories, we are unable to predict whether or how our revenue will be affected by this portion of the refined payment system.

The Balanced Budget Act also repealed the federal payment standard for Medicaid reimbursement levels, often referred to as the Boren Amendment, for hospitals and nursing facilities. By repealing the Boren Amendment, the Balanced Budget Act removed existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Since that repeal, many states have sought to lower their nursing home payment rates, and several have succeeded. Additionally, rising Medicaid costs and decreasing state revenue caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding as a means of balancing their state budgets. Proposed Medicaid cuts could have a significant impact on our financial conditions.

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, or because additional documentation is necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the combination of the effects of the Medicare Reimbursement Cliff, further refinements to the PPS Medicare reimbursement system that results in lower payments to us, increased staffing costs and cuts in state Medicaid funding could have a material adverse effect on our results of operations.

Our substantial leverage could adversely affect our financial condition. As a result of the Medicare Reimbursement Cliff and its impact and expected continued impact on our revenue and operating income, we are very highly leveraged. Our Senior Credit Facility consists of $212.0 million in term loans, or the Term Loans, and an $85.0 million revolving line of credit, or the Revolving Credit Facility. On December 31, 2002, we had total debt of approximately $484.8 million, of which $210.4 million consisted of borrowings under our Senior Credit Facility. Additionally, $22.5 million in letters of credit were outstanding under the Senior Credit Facility as of December 31, 2002 and $150.0 million of our debt consisted of the Second Priority Notes. We also had stockholders’ equity of approximately $268.4 million.

Our substantial indebtedness and the provisions in the Senior Credit Facility could also have other important consequences. For example:

•	they could increase our vulnerability to general adverse economic and industry conditions, including material adverse regulatory changes such as reductions in reimbursement;

•	they could increase the cost or limit the availability of additional financing, if needed or desired, to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	they could require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, reducing our cash flow available for working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	they could require us to maintain debt coverage and financial ratios at specified levels, reducing our financial flexibility;

•	they could limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	they could limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	they could place us at a competitive disadvantage compared to our competitors that have less debt; and

•	our lenders under the Senior Credit Facility can sweep our cash collections on a daily basis, apply those funds against any outstanding Revolving Credit Facility loans of Senior Credit Facility obligations then overdue, before making it available for general working capital purposes.

Implementation of a new information technology infrastructure could cause business interruptions and negatively affect our profitability and cash flows. We are in the process of implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide more effective management of business operations. This implementation should enable us to better meet both the changing standards of industry technology and the needs of our customer base. Implementation of the new system and software carries risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of the implementation of our information technology infrastructure, or are unable to obtain the projected benefits of this new infrastructure, it could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We conduct business in a heavily regulated industry, and changes in, or violations of, regulations may result in increased costs or sanctions that reduce our revenue and profitability. In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, SNFs and LTACs. These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under federal and/or state healthcare programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.

In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, broadly defines the scope of prohibited physician referrals under federal healthcare programs to providers with which they have ownership or other financial arrangements. Many states have adopted, or are considering, legislative proposals similar to these laws, some of which extend beyond federal healthcare programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

The regulatory environment surrounding the long-term care industry has intensified, particularly for large for-profit, multi-facility providers like us. In the State of Florida for example, a new statute could be interpreted to require the state to revoke, absent sufficient mitigating factors, all licenses held by an entity even if only one facility has perceived regulatory deficiencies. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in certain federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions could have a material adverse effect upon our operations and financial condition.

Private third-party payors continue to try to reduce healthcare costs, which could reduce our revenue. Private third-party payors, which are parties responsible for the payment for medical services received by others, other than the Medicare and Medicaid programs, are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization reviews, or reviews of the propriety of, and charges for, services provided, and greater enrollment in managed care programs and preferred provider organizations. Preferred provider organizations are entities through which employer health plans and insurers can contract to purchase healthcare services from selected providers for their beneficiaries. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk associated with the provision of care. We could be adversely affected by the continuing efforts of private third-party payors to contain the amount of reimbursement we receive for healthcare services. We cannot assure you that reimbursement payments under private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Future changes in the reimbursement rates or methods of private third-party payors or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our revenue and a material adverse effect on our operations and financial condition.

Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition. As is typical in the healthcare industry, we are and will continue to be subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of PL/GL claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of PL/GL insurance, we currently purchase excess PL/GL liability insurance only, and maintain, in all states except Colorado, an unaggregated $1.0 million self-insured retention per claim. In Colorado, we maintain first dollar coverage. Additionally, in the second quarter of 2002, due to changes in the workers’ compensation insurance market, we moved from a guaranteed cost program for our employee injury losses to a program where we self insure the first $500,000 of each employee injury claim. Because we are largely self-insured on both the PL/GL and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information to date, the ultimate amount of the losses could exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

Provisions for losses on our financial statements may not be adequate. Loss provisions in our financial statements for self-insured programs are provided on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. The methods of determining these estimates and establishing the resulting accrued liabilities are reviewed frequently by our management with any material adjustments resulting therefrom being reflected in current earnings. Although we believe that our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.

LTACS have recently become subject to a PPS, which could negatively impact our revenue. CMS has also replaced the reasonable cost-based payment system for LTACs with a prospective payment system. As of October 1, 2002, and subject to a five year phase-in period during which reimbursement will be based on a blend of federal rates and a cost-reimbursement system (although some facilities can elect to adopt the full federal rates immediately). We have elected to adopt the full federal rates immediately. The prospective payment system uses information from patient records to classify patients into distinct long-term care diagnosis related groups, based on clinical characteristics and expected resource needs. Separate per-discharge payments are calculated for each diagnosis related group. Because the LTAC prospective payment system has only recently gone into effect, we are currently unable to determine the ultimate impact the new system will have on us. To date, however, this payment system has not had a material adverse impact on our financial condition or results of operations.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions. On April 3, 2002, as a condition of the Global Settlement Agreement we entered into with the United States government, we entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the Corporate Integrity Agreement, we are reviewing our current corporate compliance infrastructure and implementing additional quality improvement programs and internal financial controls in our facilities and regional and corporate offices. The Corporate Integrity Agreement is effective for five years beginning April 3, 2002. Our failure to comply with the material terms of this agreement could lead to suspension or exclusion from further participation in federal healthcare programs. Any of these sanctions would have a material adverse effect on our financial condition and results of operations.

The cost to replace or retain qualified nurses, healthcare professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states’ staffing requirements. We could experience significant increases in our operating costs due to shortages in qualified nurses, healthcare professionals and other key personnel. The market for these key personnel is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses’ aides and other important healthcare providers. Our LTACs are particularly dependent on nurses for patient care. There is currently a shortage of nurses, and trends indicate this shortage will worsen in the future. The difficulty our SNFs are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

We operate a number of SNFs in Florida and California, which have enacted legislation establishing minimum staffing requirements for SNFs operating in those states. Each SNF in Florida and California must satisfy established minimum nursing hours of direct care per resident per day. Certain other states in which we operate SNFs have adopted minimum staffing standards and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

Effective May 1, 2002, we adopted fresh-start reporting and our financial statements reflect fresh-start accounting adjustments in connection with our emergence from bankruptcy; therefore, financial information reflecting our recent results of operations and financial condition is not comparable to prior periods. In connection with our emergence from bankruptcy, we adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, or SOP 90-7, effective May 1, 2002. As a result, the book value of our fixed assets and amortization schedules have changed. As a result of our adoption of fresh-start reporting, you will not be able to compare certain financial information reflecting our results of operations and financial condition to those for periods prior to our adoption of fresh-start reporting.

Denial of pending change of ownership applications may have an adverse impact on our business. In connection with our emergence from bankruptcy, we completed a corporate restructuring program that required us to file change of ownership applications with state governmental entities in connection with moving certain of our SNFs within our corporate structure. If a sufficient number of change of ownership applications are rejected by any of these entities, it could have a material adverse impact on our financial condition and results of operations.

Forward-Looking Statements

Statements contained in this annual report on Form 10-K that are not historical facts may be forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our beliefs and assumptions and are based on information currently available to us. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue” or the negative of these or similar terms. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that may cause our actual results to differ materially from those described in forward-looking statements include, but are not limited to, changes in general economic and industry-specific business conditions or changes in laws and regulations, tax or reimbursement rates or accounting standards in any of our markets, as well as those described under “Risk Factors” and elsewhere in this report.

Except as required by law, we disclaim any obligation to update any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report or any amendment to this report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or, if applicable, as of the date of any amendment to this report.

ITEM 2.        PROPERTIES

As of December 31, 2002, we operated an aggregate of 297 owned, leased or managed nursing facilities and ALFs, of which 205 were owned, mortgaged or leased under capital leases, as indicated in the columns below. We had 83 facilities under operating leases and managed nine additional SNFs. As of December 31, 2002, we operated an aggregate of 13 LTACs of which one was owned, nine were subject to leases and three were managed for third parties. Our facilities that are leased are subject to long-term leases or subleases that require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. Many of the leases contain renewal options to extend their terms.

As of December 31, 2002 we had 14 properties whose leases were set to expire within the next twelve months, seven of which contain renewal options. Additionally we lease four locations for corporate and regional offices. This includes our headquarters in Atlanta, Georgia, whose two leases are set to expire during 2003. We are currently in negotiations with the landlord regarding renewing a lease for our corporate headquarters. We consider our properties to be well maintained and in suitable condition for the conduct of our business.

The following table provides information concerning the nursing facilities operated by us as of December 31, 2002.

	Number of Facilities
							Number of
				Capital			Licensed
State	Owned	Leased	Mortgaged	Leases	Managed	Total	Beds (1)

Alabama	6	—	—	1	—	7	748
California	8	22	—	—	—	30	3,384
Colorado	26	2	—	2	—	30	3,229
Connecticut	1	—	1	—	—	2	250
Florida	16	2	2	7	—	27	3,342
Georgia	3	6	—	—	—	9	1,175
Illinois	3	2	1	—	2	8	835
Louisiana	1	2	—	—	—	3	683
Maryland	7	1	—	—	3	11	1,699
Massachusetts	2	—	—	—	—	2	227
Michigan	1	—	9	—	—	10	1,326
Mississippi	1	9	—	—	1	11	1,235
Nebraska	7	—	—	—	—	7	538
North Carolina	25	2	3	—	1	31	3,964
Ohio	1	—	—	—	—	1	93
Pennsylvania	2	—	—	—	—	2	205
South Carolina	3	9	—	—	—	12	1,521
Tennessee	2	4	—	—	—	6	689
Texas	51	20	—	3	2	76	8,963
Virginia	—	2	—	—	—	2	137
West Virginia	1	—	—	—	—	1	186
Wisconsin	5	—	—	—	—	5	637
Wyoming	4	—	—	—	—	4	353

Total	176	83	16	13	9	297	35,419

(1) Managed facilities account for 1,245 licensed beds

The following table provides information concerning the LTACs operated by us as of December 31, 2002.

	Number of Facilities
					Number of
State	Owned	Leased	Managed	Total	Licensed Beds

Arizona	—	1	—	1	34
Louisiana	1	2	—	3	172
Ohio	—	—	2	2	75
Texas	—	6	1	7	402

Total	1	9	3	13	683

ITEM 3.        LEGAL PROCEEDINGS

From time to time, we have been party to various legal proceedings in the ordinary course of business. As is typical in the healthcare industry, we are and expect to remain subject to claims that our services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject us to the risk of litigation. The healthcare industry and we in general continue to experience an increasing trend in the frequency and severity of litigation and claims. While we believe that we provide quality care to patients in our facilities and materially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

On June 11, 2001, one of our prior liability insurance carriers, Royal, commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some of the claims falling under two PL/GL policies issued to one of our subsidiaries by Royal. One of our prior liability insurance carriers, Northfield Insurance Company, moved to intervene in the Royal adversary proceeding on July 25, 2001. We did not oppose the motion to intervene, and it was subsequently granted.

Prior to the parties engaging in any significant discovery, they agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, we agreed to dismiss our counterclaim without prejudice, and Royal and we agreed to work together to resolve claims in an alternative dispute resolution procedure. Northfield did not agree to dismiss its complaint in intervention. Accordingly, Northfield and we are currently engaging in discovery.

In August 2002, we filed a complaint in the State Court of Fulton County, Georgia against PricewaterhouseCoopers, LLP, or PwC, and several former officers of MHG, referred to as the Individual Defendants. The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary duty against PwC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon. Other claims arise from duties that we believe the Individual Defendants breached as officers of MHG and MPAN, Paragon’s successor following the MHG acquisition. In the Fulton County action, we are seeking actual damages, including compensatory, consequential and punitive damages in an amount to be determined at trial. Discovery is in the early stages.

In response to the action we commenced in Fulton County, the Individual Defendants filed an action in Chancery Court in Delaware in September 2002 styled Stratton et al. v. Mariner Health Care, Inc., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary Nos. 02-5604 and 02-5606. In the Chancery Court action, the Individual Defendants generally claim they are not liable for the claims asserted in the Fulton County action and that we are contractually and statutorily obligated to indemnify them against the claims in the Fulton County action. We removed the Chancery Court action to the Bankruptcy Court. After removal, we answered the complaint and filed counterclaims. The Individual Defendants moved to remand the action back to the Chancery Court. We opposed the motion, which is pending.

After the Individual Defendants filed the Chancery Court action, we also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary No. 02-05598 (consolidated with Adversary No. 02-05599). In this enforcement action, we generally alleged that we do not have any obligation to indemnify the Individual Defendants. The Individual Defendants filed counterclaims generally alleging that we have an obligation to indemnify them against the claims in the Fulton County action and that we are estopped from asserting those claims. We moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, which is pending. Discovery is in the early stages.

After we filed the Fulton County action, former members of MHG’s board of directors filed an action in the Superior Court of Cobb County, Georgia against PwC and the Individual Defendants based on claims arising out of MHG’s acquisition of Convalesant Services, Inc. in 1995 because of the Individual Defendants’ and PwC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200.0 million. The Individual Defendants added us as a third party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action. The Cobb County action is in the early stages of discovery.

While we are not able to predict the outcome of any of these matters, based on currently available facts we do not believe that the resolution of any of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All shares of our common stock held by stockholders prior to our filing for bankruptcy were cancelled in connection with our emergence from bankruptcy. To satisfy some of our prepetition claims, we issued shares of our common stock to certain claimholders in connection with our emergence from bankruptcy. On May 13, 2002, the common stock first became eligible for quotation on the OTC Bulletin Board. Our common stock is quoted under the symbol “MHCA.” As a result, the following table only contains information relating to the common stock issued since our emergence from bankruptcy and illustrates the high and low bid quotations per share of our common stock, as reported on the OTC Bulletin Board.

	Bid Quotations for
	Common Stock

	High	Low

2003
First Quarter	$6.25	$2.85

	High	Low

2002
Second Quarter (from May 13, 2002)	$14.00	$12.75
Third Quarter	$13.25	$7.00
Fourth Quarter	$7.75	$4.10

As of March 26, 2003, there were ten holders of record of our common stock.

Dividends

We have never paid dividends on our common stock and do not intend to pay cash dividends for the foreseeable future. It is our present policy to retain earnings to finance our future operations and growth, as well as repay outstanding indebtedness. In addition, our debt instruments contain negative covenants that restrict, among other things, our ability to pay dividends. Any determination to pay dividends will be dependent upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,673,060	$20.12	304,962
Equity compensation plans not approved by security holders	175,000	20.12	—

Total	1,848,060	$20.12	304,962

2002 Outside Directors’ Stock Option Plan

On May 16, 2002, the board of directors adopted the Mariner Health Care, Inc. 2002 Outside Directors’ Stock Option Plan, or 2002 outside directors’ plan. This plan has not been approved by our stockholders. The 2002 outside directors’ plan provides us with the ability to grant each non-employee director non-qualified stock options to purchase shares of Mariner common stock. This plan is administered by the compensation committee of the board of directors, and the compensation committee has the authority in its sole discretion to interpret, grant options under, make all other determinations and take all other actions it deems necessary or advisable for the implementation and administration of the 2002 outside directors’ plan or any agreements thereunder. The terms and conditions of each award made under the 2002 outside directors’ plan are set forth in individual non-qualified stock option agreements.

Directors who are not employees are eligible to receive options under the 2002 outside directors’ plan. The exercise price per share of any stock option must be equal to the fair market value of a share of common stock at the time of grant, provided that within the first 90 days following the consummation of the Joint Plan, options could be granted with an exercise price equal to the reorganization price per share even if that was less than fair market value. A total of 175,000 shares of our common stock are reserved for issuance under the 2002 outside directors’ plan. Shares subject to options that expire or are terminated are again available for grant under the plan. At December 31, 2002, all of these options had been granted and were outstanding. Options expire at the earlier of ten years after the date of grant or one year after the director ceases to be a director. Options granted to outside directors were 25% vested on the date of grant, with the remaining options vesting in equal annual installments over three years. The number of shares of common stock and the exercise price per share is subject to adjustment in the event of stock dividends, stock splits, recapitalizations and similar events. In the event of a merger, tender offer or similar event, the compensation committee may adjust options, as it deems appropriate, including accelerating or cutting out options.

Recent Sales of Unregistered Securities

In connection with the effectiveness of the Joint Plan we issued the equity securities described below in reliance on the exemption from registration provided by Section 1145(b) of Chapter 11 of title 11 of the United States Code. In all cases, the securities were issued in consideration of the claims held by creditors in connection with our Chapter 11 cases.

Common Stock. An aggregate of 20.0 million shares of our common stock were issued to the classes of creditors described in our Current Report on Form 8-K filed with the SEC on April 17, 2002.

Warrants. Warrants to purchase an aggregate of 753,786 shares of our common stock were issued to the classes of creditors described in our Current Report on Form 8-K filed with the SEC on April 17, 2002. The initial exercise price of the warrants was $28.04. The exercise period for the warrants began on May 13, 2002 and expires on the second anniversary of the issuance of the warrants. The terms governing the warrants are set forth in a Warrant Agreement, dated as of May 13, 2002, between us and American Stock Transfer and Trust Company, as Warrant Agent, filed as Exhibit 4.1 to our Quarterly Report on From 10-Q for the quarterly period ended March 31, 2002.

ITEM 6.        SELECTED FINANCIAL DATA

Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. In connection with our adoption of fresh-start reporting, our reorganization value has been allocated to our assets and liabilities on a basis that is substantially consistent with the purchase method of accounting. Although our Joint Plan became effective on May 13, 2002, for financial reporting purposes, the effective date of our Joint Plan was May 1, 2002. Our financial statements for periods after our adoption of fresh-start reporting are not comparable with those prepared before our Joint Plan was confirmed because they are, in effect, those of a new entity. Consequently, the consolidated balance sheet data at December 31, 2002 is labeled “Reorganized Company” and reflects the effect of our Joint Plan and the associated adjustments. Additionally, the consolidated statement of operations data appearing for the eight months ended December 31, 2002 relates to a period after our adoption of fresh-start reporting and is also labeled “Reorganized Company.” Periods presented prior to May 1, 2002 have been designated “Predecessor Company.”

The consolidated statement of operations data for the twelve months ended December 31, 2002 labeled “Combined Predecessor Company and Reorganized Company” reflects combined results of our Predecessor Company and the Reorganized Company, is not a presentation in accordance with generally accepted accounting principles and is presented solely for convenience purposes, as certain items are compared and discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should read the following selected financial data in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes to those statements appearing elsewhere in this report. The following selected financial data for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002 and the three-months ended December 31, 2001 was prepared using the consolidated financial statements that appear elsewhere in this report. The selected financial data for the three months ended December 31, 2000 was prepared using our consolidated financial statements included in the Predecessor Company’s publicly filed documents.

A black line has been drawn between the accompanying financial statements to distinguish for accounting purposes between the Reorganized Company and the Predecessor Company. All numbers are in thousands except per share amounts and statistical data.

	Combined
	Predecessor
	Company and
	Reorganized	Reorganized
	Company	Company	Predecessor Company

	Twelve Months	Eight Months	Four Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	December 31,
	2002	2002	2002	2001	2000

Statement of Operations Data
Net revenue	$1,785,094	$1,183,657	$601,437	$458,151	$470,348
Total costs and expenses	1,809,449	1,218,944	590,505	440,615	450,687

Operating (loss) income	(24,355)	(35,287)	10,932	17,536	19,661
Other income (expenses)	1,371,924	(22,017)	1,393,941	(14,039)	(10,133)

Income (loss) from continuing operations before income taxes	1,347,569	(57,304)	1,404,873	3,497	9,528
Provision for income taxes	1,010	1,010	—	—	—

Income (loss) from continuing operations	1,346,559	(58,314)	1,404,873	3,497	9,528
Discontinued operations	29,082	—	29,082	898	382

Net income (loss)	$1,375,641	$(58,314)	$1,433,955	$4,395	$9,910

Earnings (loss) per share
Basic and diluted
Income (loss) from continuing operations	$67.33	$(2.92)	$19.07	$0.05	$0.13
Discontinued operations	1.45	—	0.39	0.01	—

Net income (loss) per share	$68.78	$(2.92)	$19.46	$0.06	$0.13

Shares used in computing earnings (loss) per share
Basic and diluted	20,000	20,000	73,688	73,688	73,688

Operating Statistics
Number of facilities (end of period)	297	297	304	317	364
Average occupancy rate	86.1%	86.1%	86.2%	88.5%	86.6%
Revenue by payor source
Medicaid	48.3%	48.5%	47.7%	48.9%	50.7%
Medicare	33.5%	33.0%	34.5%	33.0%	27.7%
Private and other	18.2%	18.5%	17.8%	18.1%	21.6%

The following selected financial data for the fiscal years ended September 30, 2001 and 2000 and the balance sheet data as of December 31, 2002, December 31, 2001 and September 30, 2001 were derived from our consolidated financial statements and the related notes included elsewhere in this report. The selected financial data for the remaining periods was prepared using our consolidated financial statements included in the Predecessor Company’s publicly filed documents. The 1998 financial information gives effect to the mergers involving LCA and GranCare effective November 1, 1997 and the merger between the resulting entity and MHG effective July 31, 1998.

	Predecessor Company
	Fiscal Year Ended September 30,

	2001	2000	1999	1998

Statement of Operations Data
Net revenue	$1,872,135	$1,879,307	$1,990,863	$1,802,203
Total costs and expenses	1,863,657	1,885,867	3,414,448	1,921,464

Operating income (loss)	8,478	(6,560)	(1,423,585)	(119,261)
Other income (expenses)	(47,347)	(69,094)	(194,401)	(114,609)

Loss from continuing operations before income taxes	(38,869)	(75,654)	(1,617,986)	(233,870)
Benefit for income taxes	(4,807)	(19,374)	—	(10,686)

Loss from continuing operations	(34,062)	(56,280)	(1,617,986)	(223,184)
Discontinued operations	667	(2,705)	(160,296)	24,807

Loss before extraordinary loss	(33,395)	(58,985)	(1,778,282)	(198,377)
Extraordinary loss on early extinguishment of debt, net of $6,034 income tax benefit	—	—	—	(11,275)

Net loss	$(33,395)	$(58,985)	$(1,778,282)	$(209,652)

Earnings (loss) per share
Basic and diluted
Loss from continuing operations	$(0.46)	$(0.76)	$(22.03)	$(4.59)
Discontinued operations	0.01	(0.04)	(2.18)	0.51
Extraordinary loss	—	—	—	(0.23)

Net loss	$(0.45)	$(0.80)	$(24.21)	$(4.31)

Shares used in computing loss per share
Basic and diluted	73,688	73,688	73,459	48,601

Operating Statistics
Number of facilities (end of period)	326	364	413	428
Average occupancy rate	87.4%	86.1%	85.4%	84.1%
Revenue by payor source
Medicaid	49.3%	50.9%	46.9%	42.1%
Medicare	30.2%	27.4%	27.5%	30.7%
Private and other	20.5%	21.7%	25.6%	27.2%

	Reorganized	Predecessor Company
	Company
			September 30,
	December 31,	December 31,
	2002	2001	2001	2000	1999	1998

Balance Sheet Data
Cash and cash equivalents	$38,618	$213,740	$209,050	$170,468	$71,817	$3,314
Receivables	264,092	238,736	241,860	246,695	307,571	617,380
Property and equipment, net	567,260	412,965	416,026	439,044	459,553	927,153
Working capital	116,566	347,641	334,444	331,711	(1,829,065)	484,879
Total assets	1,178,738	1,222,355	1,230,978	1,247,635	977,728	3,033,915
Long-term debt, including current portion (1)	484,762	2,112,418	2,116,755	2,147,756	2,146,434	2,022,480
Stockholders’ equity (deficit)	268,395	(1,467,260)	(1,471,509)	(1,440,177)	(1,386,019)	397,014
Total capitalization	753,157	645,158	645,246	707,579	760,415	2,419,494

(1)	Long-term debt, including current portion, included approximately $2,052,730 and $2,057,067 classified as liabilities subject to compromise at December 31, 2001 and September 30, 2001, respectively. At September 30, 2000 all long-term debt, including current portion, was classified as liabilities subject to compromise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are one of the largest providers of long-term healthcare services in the United States. As of December 31, 2002, we operated 297 owned, leased or managed facilities in 23 states, including 289 SNFs and eight stand alone ALFs and apartments, with 35,419 licensed beds, as well as 13 LTACs in four states with 683 licensed beds. Included in the total number of SNFs are nine managed SNFs with 1,245 licensed beds. As of December 31, 2002, we owned 192 of our facilities, and 13 of our facilities were leased under capital leases.

Inpatient services provided at our SNFs, ALFs and rehabilitation hospitals are our primary service offering and have historically accounted for over 90% of our revenue and cash flows. Through our SNFs, we provide 24-hour care to patients requiring skilled nursing services, including assistance with ADL, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from short-term, acute-care hospitals when the patients’ condition warrants more intensive care than can be provided in a typical nursing facility.

On January 6, 2002, we completed the sale of our institutional pharmacy services business, or the APS Division, to Omnicare, Inc. During the quarter ended December 31, 2001, we received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. Following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million, subject to adjustments as provided in the purchase agreement, and up to $18.0 million in future payments, depending upon post-closing operating results of the APS Division. For this reason, the APS Division has been reflected as a discontinued operation.

Reorganization

On the Petition Date, we filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code, thus commencing our Chapter 11 cases. On the Effective Date, we emerged from proceedings under the Bankruptcy Code under the terms of our Joint Plan. In connection with our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc.

On the Effective Date, and in connection with the consummation of our Joint Plan, we entered into the Senior Credit Facility, which provided funds to satisfy specified obligations to our creditors under the Joint Plan and provides funds for general working capital purposes and permitted acquisitions. We also issued the Second Priority Notes to our senior secured creditors in the Chapter 11 cases.

Basis of Presentation

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results as a result of a number of factors, including those discussed elsewhere in this report and in our other public filings from time to time.

Between the Petition Date and the Effective Date, we operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Our consolidated financial statements prior to the adoption of fresh-start reporting on May 1, 2002 have been presented in conformity with SOP 90-7 and were prepared on a going concern basis which assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with our reorganization. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under our Joint Plan, we settled those claims at amounts substantially less than their allowed amounts.

In connection with our emergence from bankruptcy, we reflected the terms of the Joint Plan in our consolidated financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. For accounting purposes, the adjustments for fresh-start reporting have been recorded in the accompanying consolidated financial statements as of May 1, 2002. Although our Joint Plan became effective on May 13, 2002, for financial reporting purposes the effective date of our Joint Plan was May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts recorded in our consolidated financial statements, a black line separates the financial data pertaining to periods after our adoption of fresh-start reporting from the financial data pertaining to periods prior to our adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity.

As a result of our adoption of fresh start reporting, the book value of our fixed assets and amortization schedules have changed. Because of our adoption of fresh-start reporting, you will not be able to compare certain financial information reflecting our results of operations and financial condition to those for periods prior to our adoption of fresh-start reporting.

Comparability of Financial Information

Also in connection with our emergence, we restructured some of our operations in order to operate more efficiently, and divested some of our under-performing assets. With respect to operating results, we believe that the business segment operating income of our Predecessor Company is generally comparable to that of the Reorganized Company, excluding facilities that have been divested. While there have been no material changes in our strategy or the operation of our business, capital costs of our Predecessor Company that were based on prepetition contractual agreements and historical costs are not comparable to those of the Reorganized Company as a result of the divestiture of under-performing facilities and the extinguishment of a significant amount of indebtedness. Rent expense of our Predecessor Company was partially derived from leases that were terminated before our emergence from bankruptcy and are not obligations of the Reorganized Company. Interest expense of our Predecessor Company was based upon the terms of our prepetition long-term debt obligations and was materially different from that of the Reorganized Company as a result of the extinguishment of debt in bankruptcy. Depreciation expense of our Predecessor Company was based upon the historical cost of property and equipment. Depreciation expense of the Reorganized Company is based upon the fair value of property and equipment as of May 1, 2002. Amortization expense of our Predecessor Company was based upon the estimated useful life of recorded goodwill. Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, amortization expense was discontinued. Amortization expense is excluded from the consolidated statement of operations for our Predecessor Company in 2002 and amortization expense is not recorded in the consolidated statement of operations of the Reorganized Company. For these reasons, the reported financial position and cash flows of our Predecessor Company generally are not comparable to those of the Reorganized Company.

In connection with the restructuring of our debt in accordance with the Joint Plan, we recorded a gain of approximately $1,229.6 million. Other significant adjustments were also recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions have been reflected in the operating results of our Predecessor Company for the four months ended April 30, 2002.

Critical Accounting Policies and Estimates

General. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We have agreements with third-party payors that provide for payments to our SNFs. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements. There is at least a possibility that recorded estimates may change by a material amount. Consistent with healthcare industry accounting practices, changes to these third-party revenue estimates are recorded in the year of change or at the time the adjustment becomes known.

Collectibility of Accounts Receivable. Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances change (including, but not limited to: economic downturn; higher than expected defaults or denials; reduced collections; and change in our payor mix), our estimates of the recoverability of our receivables could be reduced by a material amount. Our provision for bad debts represented 1.7%, 1.7%, 1.5% and 1.6% of net revenue for the twelve months ended December 31, 2002, the three months ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000, respectively. Our allowance for doubtful accounts represented 21.7%, 20.4% and 18.1% of accounts receivable at December 31, 2002, December 31, 2001 and September 30, 2001, respectively.

Insurance and Professional Liability Risks. We currently purchase PL/GL insurance through a third-party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim, except in Colorado, where we maintain first dollar coverage. Loss provisions for professional liability risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history and independent actuarially determined estimates. The methods of making these estimates and establishing the resulting accrued liabilities are reviewed frequently by management with any material adjustments resulting from that review reflected in current earnings. Although management believes that the current provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

Accounting for Income Taxes. The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carry forwards.

We have limited operating experience as a Reorganized Company. Furthermore, there are significant uncertainties with respect to future Medicare payments to both our SNFs and LTACs that could affect materially the realization of some of our deferred tax assets. Accordingly, a valuation allowance is provided for deferred tax assets because the reliazability of the deferred tax assets is uncertain.

If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered “more likely than not” to be realized by us, the reorganization intangible recorded in connection with fresh-start reporting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value.

Impairment of Property and Equipment. We review the carrying value of property and equipment for impairment whenever events or circumstances indicate that the carrying amount may not exceed the future undiscounted cash flows or an adjustment to the amortization period is necessary. We also review the carrying value of property and equipment when the carrying value of related long-lived intangible assets are reviewed. If the estimated future undiscounted cash flows exceed the carrying value of the assets, the carrying value is reduced to the fair value.

In 2002 we retained an independent expert to assist in our review of the carrying amount of our property and equipment in conjunction with the annual review of the carrying value of our reorganization value in excess of amounts allocable to identifiable assets. This review indicated that property and equipment was impaired by $27.3 million during the fourth quarter of the twelve months ended December 31, 2002. Accordingly, we recognized an impairment charge relating to our long-lived assets in the fourth quarter of the twelve months ended December 31, 2002.

Impairment of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. Reorganization value in excess of amounts allocable to identifiable assets, or excess reorganization value, represents the portion of reorganization value that could not be attributed to specific tangible or identified intangible assets recorded in connection with our adoption of fresh-start reporting.

In lieu of amortization, we are required to review the excess reorganization value for impairment at least annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We performed the test for impairment in the fourth quarter of the twelve months ended December 31, 2002 and engaged an independent expert to assist in the analysis to determine if there was any impairment related to excess reorganization value. This analysis indicated that the excess reorganization value was impaired by $57.3 million. Accordingly, we recorded an impairment charge of $57.3 million relating to its excess reorganization value during the fourth quarter of the twelve months ended December 31, 2002.

Derivative Market Value. We have non-recourse indebtedness of a subsidiary that includes an option to allow us to extend the term on the loan. This term-extending option meets the definition of an embedded derivative instrument according to the provisions of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, this derivative is accounted for as a purchased option, or more specifically a “payer swaption.” Fair value of the payer swaption should increase if interest rates rise because the probability of exercising this option at a future date increases. The payer swaption has been bifurcated from the related debt and recorded as an asset at its estimated fair market value of $3.2 million as of December 31, 2002.

An estimate of the fair value was determined using the Black model. The Black model is similar to the Black-Scholes model used for valuing stock options. This market value calculation is very sensitive to changes in interest rates and the estimate of the volatility of interest rates. An increase in these variables, with other variables held constant, will cause the value of the payer swaption to increase. Prior to maturity of the debt, at the option of Professional Health Care Management, Inc, or PHCMI, the debtor and a wholly-owned subsidiary of the Company, between February 1, 2005 and July 31, 2005, the debt can be prepaid. In the event the debt is prepaid, the payer swaption will become worthless and we will recognize an expense for the current market value.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. This Interpretation is not expected to have a significant impact our financial position, results of operations or cash flows.

In December 2002, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, or SFAS No. 148. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of this Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board, or APB, Opinion 25 “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on our financial position or results of operations. This Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented in the notes to our financial statements included elsewhere in this report.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective and were adopted by us as of December 31, 2002, and require disclosure of the nature of any guarantee, the maximum potential amount of future payments that the guarantor could be required o make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of this Interpretation were effective beginning January 1, 2003. This Interpretation is not expected to have a significant impact on our financial position, results of operations or cash flows.

In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. This statement replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early adoption encouraged. We adopted SFAS No. 146 on May 1, 2002 in connection with our adoption of fresh-start reporting and its adoption did not have a significant material impact on our consolidated financial position, results of operations or cash flows.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or SFAS No. 145. This Statement rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” or SFAS No. 4, resulting in the criteria in APB Opinion No. 30 being used to classify gains and losses from extinguishment of debt. SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements,” or SFAS No. 64, amended SFAS No. 4, which is, therefore, no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” or SFAS No. 44, was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, this Statement is no longer necessary. SFAS No. 145 amended SFAS No. 13, “Accounting for Leases,” or SFAS No. 13, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 with early adoption encouraged. We adopted SFAS No. 145 on May 1, 2002 in connection with our adoption of fresh-start reporting and, accordingly, have presented the reorganization and restructuring of our debt in connection with the terms of our Joint Plan as a reorganization item.

In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the Statement. The impairment test for the excess reorganization value recorded in connection with our fresh-start reporting was performed during the quarter ending December 31, 2002. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001.

In accordance with our adoption of SFAS No. 142, we discontinued amortizing goodwill effective January 1, 2002. The following table illustrates the impact on our earnings of the adoption of SFAS No. 142 for the periods indicated (dollars in thousands, except earnings per share amounts):

	Predecessor Company

	Three Months
	Ended	Year Ended
	December 31,	September 30,
	2001	2001

Reported net income (loss)	$4,395	$(33,395)
Add back goodwill amortization	2,572	11,340

Adjusted net income (loss)	$6,967	$(22,055)

Earnings per share-basic and diluted
Reported net income (loss)	$0.06	$(0.45)
Goodwill amortization	0.03	0.15

Adjusted net income (loss)	$0.09	$(0.30)

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt this accounting standard on January 1, 2003 and it is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” or SFAS No. 144. Companies are required to adopt SFAS No. 144 in their fiscal year beginning after December 15, 2001. SFAS No. 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses were incurred. We adopted this accounting standard as required on January 1, 2002 and it did not have a material impact on our financial position, results of operations or cash flows.

Occupancy Data

We calculate aggregate occupancy percentages for all of our nursing facilities by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated. Licensed beds refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use. The average occupancy rate for our SNFs was 86.1% for the twelve months ended December 31, 2002, 88.5% for the three months ended December 31, 2001 and 87.4% and 86.1% for the fiscal years ended September 30, 2001 and 2000, respectively. We do not believe there is a consistent industry standard as to how occupancy is measured; for this reason, the information presented may not be comparable to other long-term care providers. Occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors affecting profitability include the sources of payment, terms of reimbursement and the acuity levels for the patients in the facilities. The following table provides certain occupancy data for our nursing facilities as of the dates indicated.

	Reorganized Company		Predecessor Company

	Twelve Months	Eight Months	Four Months	Three Months	Fiscal Year Ended
	Ended	Ended	Ended	Ended	September 30,
	December 31,	December 31,	April 30,	December 30,
	2002	2002	2002	2001	2001	2000

Total average residents	30,514	30,149	31,243	32,638	35,047	39,099
Weighted average licensed beds available for use	35,434	35,032	36,239	36,876	40,105	45,389
Weighted average occupancy	86.1%	86.1%	86.2%	88.5%	87.4%	86.1%

The average occupancy rate for our LTACs was 80.1% for the year ended December 31, 2002, 78.2% for the three months ended December 31, 2001 and 82.0% for the fiscal year ended September 30, 2001.

Sources of Revenue

Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing continue to affect our revenue and profitability. Changes in reimbursement rates, including the implementation of PPS, have adversely affected us, resulting in significantly lower Medicare revenue than we would have received under the previous cost-based payment methodology.

Revenue from nursing home services is a function of occupancy rates, payor mix, and acuity levels for the patients in the facilities. The following table provides the approximate percentage of our net patient revenue derived from the various sources of payment for the periods indicated.

	Reorganized Company		Predecessor Company

	Twelve Months	Eight Months	Four Months	Three Months	Fiscal Year Ended
	Ended	Ended	Ended	Ended	September 30,
	December 31,	December 31,	April 30,	December 30,
	2002	2002	2002	2001	2001	2000

Medicaid	48.3%	48.5%	47.7%	48.9%	49.3%	50.9%
Medicare	33.5%	33.0%	34.5%	33.0%	30.2%	27.4%
Private and other	18.2%	18.5%	17.8%	18.1%	20.5%	21.7%

Since the adoption of fresh-start reporting did not have a material effect on the comparability of our operating income, we have combined the respective operating results of the Reorganized Company and the Predecessor Company for twelve months ended December 31, 2002 and compared these results as summarized in the table below.

	Combined
	Predecessor
	Company and
	Reorganized	Reorganized
	Company	Company	Predecessor Company

	Twelve Months	Eight Months	Four Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	December 31,	April 30,	December 31,	December 31,
	2002	2002	2002	2001	2000	2001	2000

Net revenue	$1,785,094	$1,183,657	$601,437	$458,151	$470,348	$1,872,135	$1,879,307
Costs and expenses
Operating expenses	1,512,802	990,027	522,775	386,848	391,477	1,587,892	1,596,710
General and administrative	177,162	121,165	55,997	42,721	47,846	192,956	220,509
Depreciation and amortization	34,885	23,152	11,733	11,046	11,364	49,399	49,235
Impairment of long-lived assets	84,600	84,600	—	—	—	—	19,413
Loss on settlement with government	—	—	—	—	—	33,410	—

Total costs and expenses	1,809,449	1,218,944	590,505	440,615	450,687	1,863,657	1,885,867

Operating (loss) income	(24,355)	(35,287)	10,932	17,536	19,661	8,478	(6,560)
Other income (expenses)
Interest expense	(30,183)	(27,166)	(3,017)	(3,474)	(3,209)	(5,171)	(71,905)
Interest income	6,639	5,485	1,154	2,603	2,465	6,007	11,366
Reorganization items	1,394,309	—	1,394,309	(13,153)	(8,102)	(47,721)	(10,816)
Other	1,159	(336)	1,495	(15)	(1,287)	(462)	2,261

(Loss) income from continuing operations before income taxes	1,347,569	(57,304)	1,404,873	3,497	9,528	(38,869)	(75,654)
Provision (benefit) for income taxes	1,010	1,010	—	—	—	(4,807)	(19,374)

(Loss) income from continuing operations	1,346,559	(58,314)	1,404,873	3,497	9,528	(34,062)	(56,280)
Discontinued operations
Income (loss) from operations of discontinued pharmacy operations	—	—	—	898	382	667	(2,705)
Gain on sale of discontinued pharmacy operations	29,082	—	29,082	—	—	—	—

Net (loss) income	$1,375,641	$(58,314)	$1,433,955	$4,395	$9,910	$(33,395)	$(58,985)

Combined Reorganized Company and Predecessor Company Fiscal Year Ended December 31, 2002
Compared to the Predecessor Company Fiscal Year Ended September 30, 2001

Net Revenue. Net revenue totaled $1,785.1 million for the twelve months ended December 31, 2002, a decrease of $87.0 million, or 4.6%, compared to the fiscal year ended September 30, 2001. After adjusting for the effect of the 77 facilities that were divested from October 1, 2000 until December 31, 2002, net revenue increased $107.3 million, or 6.6%, in the twelve months ended December 31, 2002 compared to the fiscal year ended September 30, 2001.

Net revenue from nursing home services accounted for $1,671.6 million, or 93.6%, of total net revenue for the twelve months ended December 31, 2002 compared to $1,759.9 million, or 94.0%, of total net revenue for the fiscal year ended September 30, 2001. Revenue from nursing home services was derived from the provision of routine and ancillary services and is a function of occupancy rates and payor mix.

Net revenue from nursing home services provided by our nursing facilities decreased $88.3 million, or 5.0%, however, net revenue of our nursing homes, excluding facilities that were divested, increased by $106.1 million, or 7.0%, to $1,614.1 million for the twelve months ended December 31, 2002 compared to $1,508.0 million for the fiscal year ended September 30, 2001. This increase was the result of an average increase in revenue per patient day of $10.66, or 7.75%, partially offset by a slight decrease in the total number of patient days.

Medicare reimbursement as a percentage of our total revenue increased by 10.9% and comprised 33.5% of the total payor mix in the twelve months ended December 31, 2002. Medicare reimbursement accounted for 30.2% of our total revenue in the fiscal year ended September 30, 2001.

Increases in the Medicaid reimbursement rate of approximately 6% in the twelve months ended December 31, 2002 and semiannual revenue increases of approximately 3% from private payor sources accounted for the remainder of the increase in net revenue for the twelve months ended December 31, 2002. We recorded $3.5 million as an addition to revenue relating to adjustments to the estimated amount due to several state Medicaid programs for the final settlement of the amount to be reimbursed to these payors in the three months ended December 31, 2002.

These increases in revenue were partially offset by a $8.8 million decrease in revenue in the fourth quarter of the twelve months ended December 31, 2002 due to the impact of the Medicare Reimbursement Cliff. We estimate that the impact of the Medicare Reimbursement Cliff could result in a loss of revenue and operating income of up to approximately $37.0 million in 2003 and annually thereafter, assuming no further legislative relief and a consistent patient census.

Costs and Expenses. Costs and expenses for the twelve months ended December 31, 2002 were $1,809.4 million, a decrease of $54.3 million, or 2.9%, compared to $1,863.7 million of costs and expenses for the fiscal year ended September 30, 2001. After adjusting for the costs and expenses of facilities that have been divested, costs and expenses for the twelve months ended December 31, 2002 were $1,730.7 million, an increase of $152.5 million, or 9.7%, compared to $1,578.2 million of costs and expenses for the fiscal year ended September 30, 2001. The increase after adjusting for divested facilities was attributable to an increase in operating expenses and the impairment of long-lived assets, which were partially offset by a decrease in depreciation and amortization.

Operating expenses for the twelve months ended December 31, 2002 were $1,512.8 million, a decrease of $75.1 million, or 4.7%, compared to $1,587.9 million for the fiscal year ended September 30, 2001. After adjusting for the operating expenses of facilities that have been divested, operating expenses for the twelve months ended December 31, 2002 were $1,443.0 million, an increase of $110.4 million, or 8.3%, compared to $1,332.6 million of operating expenses for the fiscal year ended September 30, 2001.

Depreciation and amortization expense, excluding facilities that were divested, decreased 27.3%, to $34.1 million, from $46.9 million in the previous fiscal year due to the discontinuation of goodwill amortization on January 1, 2002, upon the adoption of SFAS No. 142. The financial results for the fiscal year ended September 30, 2001 included $11.3 million for amortization of goodwill.

Our financial results for the twelve months ended December 31, 2002 included a charge of $84.6 million for the impairment of long-lived assets. The impairment charge consisted of $57.3 million for the reorganization value in excess of amounts allocable to identifiable assets according to the provisions of SFAS No. 142 and $27.3 million for property and equipment according to the provisions of SFAS No. 144. We performed our annual impairment analysis in the fourth quarter of the twelve months ended December 31, 2002 to comply with the requirements of SFAS No. 142. During the three months ended December 31, 2002, we recorded $4.0 million as a reduction of the expense for bad debts related to recoveries of accounts previously sent to a collection agency. The fiscal year ended September 30, 2001 financial results included a loss of $33.4 million for the settlement with the government of certain qui tam actions as part of our Global Settlement.

Operating Income (Loss). Operating loss for the twelve months ended December 31, 2002 was $24.4 million, while operating income was $8.5 million for the twelve months ended September 30, 2001, a net decrease of $32.9 million. After adjusting for divested facilities and the $84.6 million charge for the impairment of long-lived assets, operating income was $81.5 million and $42.1 million, respectively, an increase of $39.4 million, or 93.6%, for the twelve months ended December 31, 2002 and fiscal year ended September 30, 2001, respectively. The increase in operating income was due to the continued reduction of corporate overhead expenses and the divestiture of facilities, most of which we deemed to be under-performing.

Interest Expense. Interest expense for the twelve months ended December 31, 2002 was $30.2 million. Interest expense for the fiscal year ended September 30, 2001 was $5.2 million, an increase of $25.0 million. The increase in interest expense was due to the new capital structure upon emergence from bankruptcy.

Reorganization Items. Reorganization items, which consisted of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, resulted in a $1,394.3 million gain for the twelve months ended December 31, 2002 compared to a $47.7 million loss for the fiscal year ended September 30, 2001. During the twelve months ended December 31, 2002, we recorded a gain of $1,229.6 million from the restructuring of our debt in accordance with the provisions of the Joint Plan. In addition, we recorded a gain on fresh-start valuation adjustments of $253.9 million for adjustments to record property and equipment and identifiable intangible assets at their fair values in accordance with our adoption of fresh-start reporting.

Discontinued Operation. The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. During the twelve months ended December 31, 2002, we recorded a gain on the sale of the APS Division of approximately $29.1 million. Income from the operation of discontinued pharmacy operations was approximately $0.7 million for the fiscal year ended September 30, 2001.

As a condition of the sale of the APS Division to Omnicare, we may receive a total of up to $18.0 million in future payments. These payments, if earned, would be received in each of 2003, 2004 and 2005. The amount of the payments is dependent upon certain post-closing operating results of the APS Division. Subsequent to December 31, 2002, we earned and received the first payment of $6.0 million, which will be reflected in our financial results for the first quarter of 2003.

Income Taxes. Provision for income taxes was $1.0 million for the twelve months ended December 31, 2002. We had sufficient tax loss carryforwards to offset current year income. However, the income tax benefit of utilizing pre-emergence deferred tax assets is first applied to reduce reorganization value recorded in connection with fresh-start reporting pursuant to SOP 90-7 as the tax loss deferred tax asset had a valuation allowance recorded against it at the date of emergence. The benefit for income taxes was $4.8 million for the fiscal year ended September 30, 2001. The income tax benefit recorded resulted from the receipt of income tax refunds due to the carryback of prior years’ losses and amended income tax returns. A loss was incurred during this period, however a valuation allowance was recorded to completely offset the income tax benefit of the loss in the twelve months ended December 31, 2002 because we believed the deferred tax asset would not be recognizable under the “more likely than not” standard.

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

Net Revenue. Net revenue totaled $458.2 million for the three months ended December 31, 2001, a decrease of $12.2 million, or 2.6%, compared to three months ended December 31, 2000. Although net revenue from nursing home services decreased by $13.7 million, or 3.1%, net revenue of our facilities, excluding divested facilities, increased by 7.2%, or $28.6 million. The increase resulted from numerous factors, including a 5.2% increase in Medicare reimbursement rates in connection with the legislative relief provided by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act, which mitigated the year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 5.3% in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. These increases were offset by a decrease in revenue of $34.7 million due to the impact of the divestiture of facilities during the three months ended December 31, 2001 as well as during fiscal year ended September 30, 2001.

Costs and Expenses. Costs and expenses for the three months ended December 31, 2001 were $440.6 million, a decrease of $10.1 million, or 2.2%, compared to $450.7 million of costs and expenses for the three months ended December 31, 2000. After adjusting for the costs and expenses of facilities that have been divested, costs and expenses for the three months ended December 31, 2001 were $438.0 million, an increase of $39.0 million, or 9.8%, compared to $399.0 million of costs and expenses for the three months ended December 31, 2000.

Operating expense for the three months ended December 31, 2001 was $386.8 million, a decrease of $4.7 million, or 1.2%, compared to $391.5 million for the three months ended December 31, 2000. After adjusting for the operating expense of facilities that were divested, operating expense for the three months ended December 31, 2001 was $384.5 million, an increase of $39.1 million, or 11.3%, compared to $345.4 million of operating expense for the three months ended December 31, 2000.

The increase in operating expense was due to the increase in salaries, wages and benefits in the three months ended December 31, 2001 resulting from changes in certain federal, state and local regulations that were imposed on us. These regulatory standards mandated an increase in the type, quality and level of personnel employed at our facilities and, therefore, impacted operating expenses in the three months ended December 31, 2001. Additional increases in the three months ended December 31, 2001 were due to the increased reliance on employment agencies in some local areas as a result of shortage of qualified labor.

Operating Income. Operating income decreased to $17.5 million in the three months ended December 31, 2001 from $19.7 million in the three months ended December 31, 2000. The $2.2 million decrease was attributable to decreases in total revenue of $12.2 million described above and a decrease in total costs and expenses of $10.1 million for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

Interest Expense. Interest expense for the three months ended December 31, 2001 was $3.5 million. Interest expense for the three months ended December 31, 2000 was $3.2 million, an increase of $0.3 million. In connection with our adoption of SOP 90-7 on January 18, 2000 as a debtor-in-possession, we discontinued accruing interest for our debt facilities classified as liabilities subject to compromise. Contractual interest for the three months ended December 31, 2001 was $43.5 million, which was $40.0 million in excess of interest expense included in our consolidated financial statements for this period.

Reorganization Items. Reorganization items, which consisted of income, expenses and other costs directly related to our reorganization since the Petition Date, increased $5.1 million from $8.1 million for the three months ended December 31, 2000 to $13.2 million for the three months ended December 31, 2001. The increase was primarily attributable to an increase of $8.5 million for professional fees incurred in connection with the various aspects of the Chapter 11 cases, including filing of the disclosure statement and Joint Plan. The increase in reorganization items resulted from an increase in professional fees for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 and was partially offset by net gains realized on divestitures during the three months ended December 31, 2001 of $1.7 million as compared to net losses realized on divestitures during the three months ended December 31, 2000 of $2.8 million.

Discontinued Operation. The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. Income from operations of our APS Division increased from $0.4 million for the three months ended December 31, 2000 to $0.9 million for the three months ended December 31, 2001. Revenue from the APS Division increased by $9.1 million from $53.8 million for the three months ended December 31, 2000 to $62.9 million for the three months ended December 31, 2001, which was primarily attributable to an increase in the number of beds served as well as increased sales to new and existing customers. Total costs and expenses increased $8.3 million from $53.3 million for the three months ended December 31, 2000 to $61.6 million for the three months ended December 31, 2001, primarily as a result of an increase of $7.6 million in ancillary service expense, which was affected by the level of service provided and patient acuity.

Income Taxes. No provision for income taxes was recorded in the three month period ended December 31, 2001 and 2000. We had sufficient net operating tax loss carryforwards to offset any income in these periods. No provision for income tax benefit was reflected as the tax loss carryforwards had a valuation allowance recorded against them.

Fiscal Year Ended September 30, 2001 Compared to the Fiscal Year Ended September 30, 2000

Net Revenue. Net revenue totaled $1,872.1 million for the fiscal year ended September 30, 2001, a decrease of $7.2 million, or 0.4%, compared to net revenue of $1,879.3 million for the fiscal year ended September 30, 2000. Although net revenue from nursing home services decreased by $8.8 million, or 0.5%, net revenue of the our SNFs, excluding 44 facilities that were divested during the fiscal year ended September 30, 2001 and 28 facilities that were divested during the fiscal year ended September 30, 2000, increased by 9.2%, or approximately $139.9 million. The increase resulted from numerous factors, including a 4.8% increase in Medicare reimbursement rates in connection with the legislative relief provided by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act, which mitigated the year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 7.4% in the fiscal year ended September 30, 2001 compared to the fiscal year ended September 30, 2000.

Costs and Expenses. Costs and expenses for the fiscal year ended September 30, 2001 were $1,863.7 million, a decrease of $22.2 million, or 1.2%, compared to $1,885.9 million of costs and expenses for the fiscal year ended September 30, 2000. After adjusting for the costs and expenses of facilities that were divested, costs and expenses for the fiscal year ended September 30, 2001 were $1,725.4 million, an increase of $139.5 million, or 8.8%, compared to $1,585.9 million of costs and expenses for the fiscal year ended September 30, 2000. The increase after adjusting for divested facilities was attributed to an increase in operational and general and administrative expenses.

Operating expenses for the fiscal year ended September 30, 2001 were $1,587.9 million, a decrease of $8.8 million, or 0.6%, compared to $1,596.7 million for the fiscal year ended September 30, 2000. After adjusting for the operating expenses of facilities that were divested, operating expenses for the fiscal year ended September 30, 2001 were $1,462.7 million, an increase of $85.6 million, or 6.2%, compared to $1,377.1 million of operating expenses for the fiscal year ended September 30, 2000.

General and administrative expenses for the fiscal year ended September 30, 2001 were $193.0 million, a decrease of $27.5 million, or 12.5%, compared to $220.5 million for the fiscal year ended September 30, 2000. After adjusting for the facilities that were divested, general and administrative expenses for the fiscal year ended September 30, 2001 were $180.4 million, an increase of $19.9 million, or 12.4%, compared to $160.5 million for the twelve months ended September 30, 2000.

Operating Income (Loss). Operating income for the fiscal year ended September 30, 2001 was $8.5 million, compared to an operating loss of $6.6 million for the fiscal year ended September 30, 2000, a net increase of $15.1 million. The operating loss for the fiscal year ended September 30, 2000 included reductions for an impairment of long-lived assets of $19.4 million and a loss on disposal of assets of $3.7 million. After adjusting for divested facilities, operating income was $36.1 million for the fiscal year ended September 30, 2001. After adjusting for divested facilities, operating income for the fiscal year ended September 30, 2000 was $28.6 million, an increase of $7.5 million, or 26.2%.

Interest Expense. Interest expense for the fiscal year ended September 30, 2001 was $5.2 million. Interest expense for the fiscal year ended September 30, 2000 was $71.9 million, a decrease of $66.7 million. The decrease was due to the fact that since the Petition Date, we discontinued accruing interest relating to our debt facilities then classified as liabilities subject to compromise in accordance with SOP 90-7. Contractual interest for the fiscal year ended September 30, 2001 and 2000 was $201.1 million and $238.8 million, respectively, which was $195.9 million and $167.0 million, respectively, in excess of interest expense included in our consolidated financial statements for those periods.

Reorganization Items. Reorganization items, consisting of income, expenses and other costs directly related to our reorganization since the Petition Date, increased $36.9 million from $10.8 million in fiscal year ended September 30, 2000 to $47.7 million in fiscal year ended September 30, 2001. The increase was attributable to an increase of $14.1 million for professional fees incurred in connection with our Chapter 11 cases and an increase of $9.6 million for other reorganization costs, which primarily related to employee retention and severance. In addition, net gain on divestiture included in reorganization items decreased from $14.7 million to a net loss on divestiture of $1.5 million for fiscal years ended September 30, 2000 and 2001, respectively. During the fiscal year ended September 30, 2000, we realized a net gain of $11.1 million due to a settlement agreement reached with Senior Housing Properties Trust primarily related to the leasing of twenty-two of our facilities.

Discontinued Operation. The results of the APS Division have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. Income from the operation of discontinued pharmacy operations increased from a loss of $2.7 million for fiscal year 2000 to income of $0.7 million for fiscal year 2001. Revenue of the APS Division decreased by $22.7 million in fiscal year 2001 compared to fiscal year 2000. The decrease was primarily attributable to a reduction in the number of beds served as well as decreased sales to new and existing customers. Total costs and expenses decreased $28.4 million, primarily as a result of an decrease of $15.9 million in ancillary service expense, which was affected by the level of service provided and patient acuity, as well as a decrease in salaries, wages and benefits of $15.9 million.

Income Taxes. The benefit for income taxes was $4.8 million and $19.4 million for the twelve months ended September 30, 2001 and 2000, respectively. Losses were incurred in each of the two periods. A valuation allowance was established to completely offset the income tax benefit of the current losses because we believed the deferred asset may not be recognizable under the “more likely than not” standard. The income tax benefit recorded in each period resulted from the receipt of income tax refunds due to carryback of prior year losses and amended income tax returns.

Liquidity and Capital Resources of the Company

	Payments due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual obligations
Long-term debt
Term loans	$210,410	$2,120	$4,240	$4,240	$199,810
Second priority notes	150,000	—	—	—	150,000
Non-recourse indebtedness of subsidiary	59,688	—	—	—	59,688
Mortgage notes payable	11,420	151	344	409	10,516
Capital leases	53,244	7,522	25,389	9,059	11,274
Operating leases	188,149	33,443	55,446	36,749	62,511
Other	1,879	135	238	140	1,366

Total Contractual obligations	$674,790	$43,371	$85,657	$50,597	$495,165

	Amount of Commitment Expiration per Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Commercial commitments
Letters of credit (1)	$25,563	$25,563	$—	$—	$—

Total Commercial commitments	$25,563	$25,563	$—	$—	$—

(1)	Includes letters of credit collateralized with approximately $3.1 million in cash.

Working Capital and Cash Flows

At December 31, 2002, we had working capital of $116.6 million and cash and cash equivalents of $38.6 million, compared to working capital of $347.6 million and cash and cash equivalents of $213.7 million at December 30, 2001. As of February 28, 2003, we had $40.9 million in cash and cash equivalents with which to fund our working capital needs. For the eight months ended December 31, 2002, net cash provided by operating activities of continuing operations before reorganization items was $10.0 million. Net cash provided by operating activities of continuing operations before reorganization items was $38.5 million for the four months ended April 30, 2002. For the fiscal year ended September 30, 2001, net cash provided by operating activities of continuing operations before reorganization items was approximately $139.6 million.

Purchases of property and equipment were $33.6 million for the eight months ended December 31, 2002 and $27.6 million for the four months ended April 30, 2002, both of which were financed through internally generated funds. Capital expenditures for the four months ended April 30, 2002 included $15.2 million related to certain facilities that were damaged by floods for which insurance proceeds of $13.4 million were received in the twelve months ended December 31, 2002. Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of sub-acute patients, to accommodate the addition of specialty medical services and to improve the physical appearance of facilities for marketing purposes. In addition, capital expenditures are required for completion of certain facility expansions, new construction projects and supporting non-nursing home operations. We also anticipate spending a portion of our planned capital expenditures for the twelve months ending December 31, 2003 to complete additions to our information systems, which include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Some of the costs associated with these enhancements may qualify as capital expenditures in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

During the eight months ended December 31, 2002, we received net proceeds from the disposition of assets of approximately $4.0 million. During the four months ended April 30, 2002, we received net proceeds from the disposition of assets of $92.4 million, which primarily related to the sale of the APS Division. During the fiscal year ended September 30, 2001, we received net proceeds from the disposition of assets of $7.9 million. The majority of the cash from the disposition of assets prior to the eight month period ended December 31, 2002 was used for repayments against our prepetition senior credit facilities as adequate protection payments.

During the eight months ended December 31, 2002, we made aggregate principal repayments to long-term debt of $5.9 million. During the four months ended April 30, 2002, we made aggregate principal repayments to long-term debt of $386.9 million, of which $287.4 million was paid to the principal lenders under our prepetition senior credit facilities in connection with the consummation of the Joint Plan. In connection with our emergence from bankruptcy, we borrowed $212.0 million under our Senior Credit Facility.

Capital Resources

Senior Credit Facility. Effective March 31, 2003, we amended our Senior Credit Facility. This amendment, among other things, adjusts the terms of the financial covenants in the Senior Credit Facility for the two year period beginning March 31, 2003 and adjusted our interest rate. In addition, this amendment also provided us with a waiver to a violation of one of our financial covenants for the period ended December 31, 2002. Outstanding loans under the Senior Credit Facility bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 2.25%-3.25% for base rate loans and 3.25%-4.25% for eurodollar rate loans. These margins are subject to quarterly adjustment depending upon our total debt leverage ratio. Within the range indicated above, adjustments may increase or reduce the applicable margins, as the case may be. Prior to the amendment of the Senior Credit Facility, the applicable margin ranged from 1.25% — 2.25% for base rate loans and 2.25% to 3.25% for eurodollar rate loans.

Borrowings under the Term Loans were used to fund our obligations under the Joint Plan and to pay in cash all or a portion of certain claims of prepetition senior credit facility lenders and mortgage lenders. At March 15, 2003, the interest rate was 4.63% and $210.4 million in borrowings were outstanding on the Term Loans. Additional amounts cannot be borrowed under the Term Loans. The Term Loans amortize in quarterly installments at a rate of 0.25% of the original principal balance, or $530,000, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at our option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment in certain events such as some asset or securities sales or our receipt of certain insurance proceeds. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of our consolidated excess cash flow. Any mandatory prepayment of our Term Loans will reduce our remaining financial flexibility by reducing our available cash balance. While we are currently unable to quantify the extent to which this will affect our future operations, it is possible that it will make it more difficult or impossible for us to fund future operations, which could impair our operating results.

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings were outstanding under the Revolving Credit Facility as of March 15, 2003; however, approximately $22.6 million of letters of credit issued under the Revolving Credit Facility were outstanding on that date. Also as of March 15, 2003, $62.4 million remained available for future borrowings.

The Senior Credit Facility is guaranteed by substantially all of our subsidiaries and is secured by liens and security interests on substantially all of our real property and personal property assets. In addition to those described above, covenants negotiated in the Senior Credit Facility restrict our ability to borrow funds in the event we maintain a cash book balance in excess of $25.0 million and also require us to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA (as defined in the Senior Credit Facility), maximum total leverage and senior leverage ratios, as well as maximum capital expenditures.

Second Priority Notes. The Second Priority Notes bear interest at a 3-month LIBOR, adjusted quarterly, plus 550 basis points. At March 15, 2003, the interest rate payable under the Second Priority Notes was 6.9%. The Second Priority Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture covering these notes includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. Liens and security interests in the same collateral as that pledged to secure the Senior Credit Facility secure these obligations. However, the liens and security interests benefiting the Second Priority Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Senior Credit Facility.

Other Letters of Credit. As of December 31, 2002 and March 31, 2003 we had outstanding approximately $3.0 million in letters of credit issued under our pre-Effective Date credit facilities and secured by approximately $3.1 million of cash collateral.

Non-Recourse Indebtedness of Unrestricted Subsidiary. One of our wholly owned subsidiaries, PHCMI, is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc., or Omega, that was restructured as part of the Chapter 11 cases. The loan, or the Omega Loan, bears interest at a rate of 11.57% per annum, is guaranteed by all the subsidiaries of PHCMI and is secured by liens and security interests on all or substantially all of the real property and personal property of PHCMI and its subsidiaries, or the PHCMI Entities, including nine SNFs located in Michigan and three others in North Carolina, or the Omega Facilities. Omega is also entitled to receive an annual amendment fee equal to 25% of the free cash flow from the Omega Facilities.

The Omega Loan provides for interest only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. Prior to maturity, the Omega Loan is not subject to prepayment without the consent of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par, and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest.

The Omega Loan constitutes non-recourse indebtedness to the rest of the legal entities of Mariner excluding PHCMI, or the MHC Entities. None of the MHC Entities have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI’s issued and outstanding capital stock. In addition, none of the PHCMI Entities have guaranteed either the Senior Credit Facility or the Senior Secured Notes, nor have they pledged their assets for that indebtedness. The Omega Loan restricts the extent to which PHCMI can incur other indebtedness, including intercompany indebtedness from PHCMI’s shareholders.

Other Factors Affecting Liquidity and Capital Resources. Due to the impact of the Medicare Reimbursement Cliff, we are currently receiving a lower rate of Medicare reimbursement for services provided on or after October 1, 2002 than we did before that date. The remaining increases in Medicare reimbursement for high-acuity patients provided for under the Balanced Budget Refinement Act and Benefits Improvement and Protection Act are expected to terminate when CMS implements a resource utilization group refinement. CMS recently announced that it was delaying the implementation of any further refinements to the reimbursement rates until October 1, 2004, at the earliest. Based solely on the impact of the existing cuts caused by the Medicare Reimbursement Cliff, and not accounting for other factors, such as pending refinements to the Medicare reimbursement system, potential Medicaid cuts and increased labor costs more fully described above, and assuming that additional mitigating legislation is not enacted by Congress and our patient census remains stable, the Medicare Reimbursement Cliff is expected to result in a loss of revenue and operating income of up to approximately $37.0 million annually beginning in 2003. The impact, and expected continued impact, of the Medicare Reimbursement Cliff is expected to materially adversely affect our cash flows for the indefinite future. A more complete discussion of the expected impact of the Medicare Reimbursement Cliff is contained in “Risk Factors” and “Capital Resources” above.

We are also reimbursed for services, such as rehabilitation therapy services, provided to Medicare SNF patients under the Medicare Part B benefit. The Balanced Budget Refinement Act also revised the reimbursement methodology for therapy services under Medicare Part B and set a maximum per beneficiary amount, or limit, per provider for physical therapy and speech pathology combined, and another limit for occupational therapy. A subsequent moratorium on the therapy limitation expired at the end of calendar year 2002, and CMS has instructed Medicare contractors that claims for outpatient therapy services provided on or after July 1, 2003 will be subject to the therapy limitation, which is $1,590 in 2003. We are unable to quantify whether and to what extent the reinstatement of limits on reimbursement for therapy is expected to have on our business, as this is a function of the number of patients receiving therapy and the level of therapy they require.

Upon our emergence from bankruptcy, we had ten Medicare fiscal intermediaries through which Medicare claims were paid and cost reports were filed and settled. In order to streamline the cost reporting process, we requested that all of our facilities be converted to Mutual of Omaha, or Mutual, as our single Medicare fiscal intermediary starting with Medicare years beginning October 1, 2002. The primary dates for conversion were October 1, 2002, January 1, 2003 and April 1, 2003. Due to reasons beyond our control, such as the disparity between the Mutual billing system and those of the other fiscal intermediaries, delays in Mutual receiving Tie-In Notices from CMS approving them as the fiscal intermediary for some facilities and issues with respect to paying for patients who were at a facility prior to its conversion to Mutual, the October 1, 2002 and January 1, 2003 conversions have resulted in a slow-down in cash collections for services to Medicare patients. We estimate that we are currently owed approximately $10.0 million from Mutual for Medicare services previously rendered. We are working closely with Mutual and have requested an accelerated payment to resolve the slow-down in collections. Failure to reach a satisfactory resolution of the slow down in cash collections from Mutual could have an adverse effect on our liquidity.

The Balanced Budget Act also repealed the federal payment standard for Medicaid reimbursement levels for hospitals and nursing facilities. By repealing this standard, the Balanced Budget Act removed previously existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states in which we maintain significant operations are proposing and/or have implemented reductions in their Medicaid reimbursement levels, and these reductions would be expected to materially adversely affect our revenue.

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

Insurance related costs in the long-term care industry continue to rise at a dramatic rate. This primarily includes PL/GL, workers’ compensation and directors and officers liability programs. Significant increases in the frequency and severity of PL/GL claims also continues. Insurance markets have responded to this significant increase by severely restricting the availability of PL/GL insurance coverage. As a result of these changes, fewer companies are engaged in insuring long-term care companies for PL/GL losses, and those that do offer insurance coverage do so at a very high cost. These increases have already had an adverse effect on our operations. No assurance can be given that our PL/GL costs will not continue to rise, or that PL/GL coverage will be available to us in the future. In the event that PL/GL insurance coverage becomes cost prohibitive to maintain, or unavailable in some markets, we may be forced to re-evaluate our continued operations in those markets.

In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, and increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of PL/GL insurance, we currently purchase excess PL/GL liability insurance only, and maintain, in all states except Colorado, an unaggregated $1.0 million self-insured retention per claim. In Colorado, we maintain first dollar coverage. Additionally, in the second quarter of the twelve months ended December 31, 2002, due to changes in the workers’ compensation insurance market, we moved from a guaranteed cost program for our employee injury losses, to a program where we self insure the first $0.5 million of each employee injury claim. Because we are largely self-insured on both of these programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses based on the information we have to date, the amount of the losses could exceed our estimates. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

Loss provisions in our financial statements for self-insured programs are provided on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. The methods of determining these estimates and establishing the resulting accrued liabilities are reviewed frequently by our management with any material adjustments resulting therefrom, being reflected in current earnings. Although we believe our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be more or less than the amounts recorded. In the event the provisions for loss reflected in our financial statements is inadequate, our financial condition and results of operations may be materially affected.

We maintain two captive insurance subsidiaries to provide for reinsurance obligations under workers’ compensation, PL/GL and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations.

We anticipate an increase in employee benefits expenses during the fiscal year 2003 due to the rising cost of employee health insurance. The higher cost of insurance is due to an increase in the participation rate among employees, the increase in the cost of insurance per employee and an increase in the total number of employees.

We also have significant rent obligations relating to our leased facilities. Total rent expense was approximately $29.7 million, $15.6 million and $62.8 million for the eight months ended December 31, 2002, four months ended April 30, 2002 and fiscal year September 30, 2001, respectively.

The HIPAA privacy regulations regarding electronic transactions and code sets require that key data exchanges, including claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment and payment and remittance advice, be transmitted electronically and uniformly. This new method of submitting information, including payment information, to our fiscal intermediaries is required under HIPAA to be implemented on October 16, 2003. While we believe that we and the Medicare program will be HIPAA compliant by such date, there is a significant risk that many of the state Medicaid programs from which we receive Medicaid reimbursement will not, particularly in light of the budget deficits many of them are facing. In the event that a state is unable to process our HIPAA compliant requests for payment, our liquidity could be adversely affected. We are in the process of evaluating the extent of the problem, and program testing of the new data submission requirements is to begin on April 16, 2003. Following October 16, 2003, it will be a violation of HIPAA to submit data in any format other than that prescribed by HIPAA. We are in the process of developing contingency plans to address this potential issue, but no assurance can be given that our liquidity will not be adversely affected following the October 16, 2003 implementation of the new HIPAA electronic transactions and code sets standards if the state Medicaid programs are not compliant.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would, and have, adversely impacted us. In some of our markets there is a labor shortage that could have an adverse effect upon our ability to attract or retain sufficient numbers of skilled and unskilled personnel at reasonable wages. Accordingly, rising wage rates have had an adverse effect on us in some of our markets.

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with borrowings under our Senior Credit Facility and interest payments on our Second Priority Notes, each of which bear interest based on variable rates. If market interest rates rise, so will our required interest payments on these borrowings.

General Interest Rate Risk

The following discussion of our exposure to interest rate risk has been prepared using assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected.

At December 31, 2002, we had exposure to interest rate risk related to changes in LIBOR, which affects the interest paid on our variable rate borrowings and the fair value of our fixed rate borrowings. The following table provides information about our financial instruments that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity for the periods indicated (dollars in thousands):

	Expected Maturities
								Fair Value at
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	December 31, 2002

Liabilities
Long-term debt, including amounts due in one year
Fixed rate	$7,673	$6,819	$18,914	$8,243	$1,225	$81,478	$124,352	$127,148
Average interest rate	9.3%	9.4%	9.6%	10.2%	10.5%	10.6%
Variable rate	$2,120	$2,120	$2,120	$2,120	$2,120	$349,810	$360,410	$360,410

The interest rates on the variable rate portions of our long-term debt vary. Loans under the Senior Credit Facility bear interest, at our election, using LIBOR or a eurodollar rate, plus a margin that ranges from 2.25%-3.25% for base rate loans and 3.25%-4.25% for eurodollar rate loans. The Second Priority Notes bear interest at 3-month LIBOR, reset quarterly, plus 550 basis points. While we do not currently employ interest rate hedges, we are in the process of evaluating alternatives for the conversion of some or all of our indebtedness from variable rate to fixed rate, as required by our Senior Credit Facility. These alternatives may include entering into interest rate swap arrangements, refinancing existing variable rate debt with fixed rate debt or managing the mix of our long-term variable and fixed rate borrowings. We cannot assure you that any of these alternatives will successfully hedge our interest rate risk, and adverse changes in market interest rates could have a material adverse effect on our financial condition.

Derivative Instrument

One of our wholly owned subsidiaries, PHCMI, is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc., or Omega, that was restructured as part of the Chapter 11 cases. The loan, or the Omega Loan, bears interest at a rate of 11.57% per annum, and provides for interest-only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option, or more specifically a “payer swaption.” The fair market value of the payer swaption was bifurcated from the Omega Loan and recorded as an asset with a current market value of $3.2 million on December 31, 2002. Prior to maturity, the Omega Loan is subject to prepayment at the option of PHCMI between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004). In the event the debt is prepaid, the payer swaption will become worthless and we will recognize an expense for the current market value.

The current market value was determined using the Black model. The selection of this model is subjective and we believe it gives an accurate estimate of the fair value for this derivative. Like all models used to estimate the fair value of a transaction of this nature, the resulting market value is very sensitive to changes in the assumptions. The assumptions used in the model as of December 31, 2002 were as follows: 11.57% strike price, 7.7 years until the swap begins, 11.0 year term of the swap, notional $59.7 million, standard deviation of the forward rate 15.5%, market par yield plus 500 basis points. The market value calculation is most sensitive to changes in the standard deviation of the forward rate and the market par yield (both the change in the level of interest rates and the shape of the interest rate curve). An increase in these variables, with other variables held constant, will cause the value of the payer swaption to increase.

We do not purchase or hold any derivative financial instruments for trading purposes.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained in pages F-2 through F-49 of this annual report on Form 10-K.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Principal Occupation

C. Christian Winkle	40	President and Chief Executive Officer
Victor L. Lund	55	Chairman of the Board of Directors
Patrick H. Daugherty	36	General Counsel and Senior Portfolio Manager of Highland Capital Management, L.P.
Earl P. Holland	58	Retired Vice Chairman and Chief Operating Officer of Health Management Associates, Inc.
Philip L. Maslowe	55	Retired Executive Vice President and Chief Financial Officer of The Wackenhut Corporation
Mohsin Y. Meghji	38	Principal of Loughlin, Meghji + Company
M. Edward Stearns	42	Senior Vice President of Foothill Capital Corporation
Michael E. Boxer	41	Executive Vice President and Chief Financial Officer
Boyd P. Gentry	44	Senior Vice President and Treasurer
Stefano M. Miele	36	Senior Vice President, General Counsel and Secretary
Terry O’Malley	54	Senior Vice President, Human Resources
David F. Polakoff, M.D.	48	Senior Vice President, Medical Affairs and Chief Medical Officer
William C. Straub	56	Senior Vice President and Chief Accounting Officer

There are no family relationships between any of the directors, or any of Mariner’s executive officers. Mariner’s executive officers serve at the discretion of the board of directors. Detailed information about Mariner’s directors is provided below.

C. Christian Winkle has served as Mariner’s President, Chief Executive Officer and a director since March 2000. From January 1999 through March 2000, he served as our Executive Vice President. Prior to that, Mr. Winkle served as Executive Vice President and Chief Operating Officer of Integrated Health Services, Inc., or IHS, a long-term healthcare service provider, from May 1997 to December 1998. From May 1997 through April 1998, he served as Executive Vice President-Field Operations of IHS’ owned and leased facilities, and from May 1995 to May 1997, he served as Senior Vice President-Operations of IHS. Prior to that, Mr. Winkle served as Regional Vice President of Operations and President-MSU Product Development of IHS from September 1992 through March 1994.

Victor L. Lund has served as our non-executive Chairman of the Board and as a director since May 2002. From June 1999 through June 2002, he served as Vice Chairman of the Board of Albertson’s, Inc., a food and drug retailer. He is also a member of the board of directors of The Steiner Corporation, Borders Group, Inc. and Service Corporation International. From May 1995 through June 1999, Mr. Lund served as Chairman of the Board and Chief Executive Officer of American Stores Company, a food and drug retailer. His previous position consisted of serving as President and Chief Executive Officer of American Stores.

Patrick H. Daugherty has served as a director since May 2002. He is General Counsel and a Senior Portfolio Manager at Highland Capital Management, L.P., or Highland. Highland is an institutional money management firm. Mr. Daugherty has been employed at Highland since 1998 and manages a portfolio primarily consisting of stressed and distressed credits with a focus on healthcare related investments. Prior to joining Highland, Mr. Daugherty served as Vice President in the Corporate Finance Group at NationsBanc Capital Markets, Inc. (now Bank of America), a commercial bank, from 1993 to 1998, where he originated and structured leveraged transactions in the healthcare sector. He received a B.B.A. in Finance from the University of Texas at Austin and a Juris Doctorate from the University of Houston School of Law.

Earl P. Holland has served as a director since May 2002. He is the former Vice Chairman and Chief Operating Officer for Health Management Associates, Inc., or HMA, an owner and operator of acute-care hospitals. Prior to joining HMA, he worked at Humana, Inc., a health benefits company, from 1971 to 1981, ultimately serving as Chief Executive Officer for a hospital in Overland Park, Kansas. He joined HMA in 1981 and held several operations positions until being promoted to Vice Chairman and Head of the Acquisitions Group in 1997. He became Chief Operating Officer of HMA in 1999. He currently serves on the board of directors of Cornerstone Management Partners, Inc., Essent Healthcare Company, First Bancorp, Inc., Team Health, Inc. and Ultrawatt Energy Systems, Inc. Mr. Holland earned a B.S. degree in Business Administration from Southeast Missouri State University in 1968.

Philip L. Maslowe has served as a director since August 2002. Most recently he served as the Executive Vice President and Chief Financial Officer of The Wackenhut Corporation, a security, staffing and privatized prisons corporation, where he was employed since August 1997. From July 1993 until May 1997, he served in various executive positions at KinderCare Learning Centers, Inc., a childcare company, most recently as Executive Vice President and Chief Financial Officer. Mr. Maslowe also currently serves as the Chairman of the Board of AMF Bowling Worldwide, Inc.

Mohsin Y. Meghji has served as a director since May 2002. He is a principal of Loughlin Meghji + Company, or LM+Co. a New York based restructuring advisory firm. Prior to forming LM+Co. in January 2002, Mr. Meghji was a Senior Manager and then partner in the Restructuring Group of Andersen LLP, a business advisory firm where he was employed since January 1994. For the majority of his career, Mr. Meghji has specialized in advising management, investors and creditors in relation to business restructurings in a variety of industries, including healthcare. He served as the financial advisor to the lenders under our prepetition senior credit facility during our bankruptcy proceedings. Mr. Meghji received an honors B.B.A. from the Schulich School of Business of York University, Canada in 1987 and has also attended the INSEAD Business School in France for executive courses. He is a U.K. and Canadian Chartered Accountant.

M. Edward Stearns has served as a director since May 2002. He is Senior Vice President of Foothill Capital Corporation, or Foothill, a capital management company and a subsidiary of Wells Fargo & Co., and a Managing General Partner of five partnerships in the Foothill family of funds. He has been employed at Foothill since 1991 and manages a portfolio primarily consisting of distressed credits with a focus on healthcare related investments. He served on the official committee of unsecured creditors in the Sun Healthcare Group, Inc. bankruptcy case and currently serves on the official committee of unsecured creditors in the Coram Healthcare Corporation bankruptcy, as well as on numerous lender steering committees. Mr. Stearns served on the steering committee for the lenders under our prepetition senior credit facility during our bankruptcy proceedings. Mr. Stearns has also served as nonexecutive Chairman of the Board of Healthcare America (now The Brown Schools) from 1996 to 1997, a director of William Lyon Homes from 1998 to 1999 and director of Quantegy, Inc. since 1999. Mr. Stearns earned a B.A. in Economics from Wesleyan University in 1982 and an M.B.A. from The University of California at Los Angeles in 1987.

Michael E. Boxer has served as our Executive Vice President and Chief Financial Officer since January 2003. Prior to joining us, Mr. Boxer served as Senior Vice President and Chief Financial Officer of Watson Pharmaceuticals, Inc., a NYSE listed specialty pharmaceuticals company. Before Joining Watson in July 1998, Mr. Boxer was President of The Enterprise Group, a financial advisory firm, which provided consulting services to Watson Pharmaceuticals from July 1998 to December 2002. Prior to that, Mr. Boxer was Vice President of the Health Care Group at Furman Selz, LLC, a New York based investment bank.

Boyd P. Gentry has served as our Senior Vice President and Treasurer since November 1997. Mr. Gentry has also served as President and Chief Operating Officer of our APS Division. Mr. Gentry joined us in June 1996 as Vice President, Investor Relations and Treasurer. Prior to his time with our predecessor companies, and us Mr. Gentry held various commercial lending and corporate finance positions with Bank of America (formerly NationsBank), a commercial bank, where his last position was Senior Vice President, Corporate Finance.

Stefano M. Miele has served as our Senior Vice President, General Counsel and Secretary since May 2002. Prior to May 2002, Mr. Miele served as our Senior Vice President, Associate General Counsel and Assistant Secretary. He joined GranCare, a long-term healthcare service provider acquired by our predecessor, in April 1995 as Associate General Counsel. Mr. Miele joined GranCare from the international law firm of Jones, Day, Reavis & Pogue, where he worked in the corporate group.

Terry O’Malley has served as our Senior Vice President of Human Resources since February 2002. He joined one of our predecessor companies in 1995 as Vice President of Human Resources and Chief Administration Officer. Prior to joining us, Mr. O’Malley held the position of Senior Vice President of Human Resources at Helix Health System Services, a community-based health system.

David F. Polakoff, M.D. has served as our Senior Vice President, Medical Affairs and Chief Medical Officer since August 1998. From December 1997 through July 1998 Dr. Polakoff was the Chief Medical Officer of one of our predecessor companies. Prior to joining us, Dr. Polakoff served on the full time faculty of Harvard Medical School, where he taught Geriatric Medicine from 1988 through 1997. He retains an adjunct faculty appointment at this time. Contemporaneous with his Harvard tenure, Dr. Polakoff served in various positions, culminating as Director of the Geriatric Research, Education and Clinical Center of the West Roxbury VA Medical Center (a Harvard teaching hospital).

William C. Straub has served as our Senior Vice President and Chief Accounting Officer since September 1999. Prior to joining us, Mr. Straub served as Chief Financial Officer of EmCare, Inc., an integrated service provider for hospital emergency department staffing and management from 1998 through September 1999. Prior to this, Mr. Straub served as Chief Financial Officer of UNARCO, a manufacturer and distributor of shopping carts, during 1997 and Chief Financial Officer of Geonex Corporation, a geographical information systems provider during 1996.

Appointment of Directors/Emergence from Bankruptcy

We emerged from bankruptcy protection effective May 13, 2002 pursuant to the terms of our Joint Plan of Reorganization, as amended and approved by the Bankruptcy Court. Each of the directors currently serving on our board of directors, other than Mr. Maslowe, received their initial appointment pursuant to the terms of our Joint Plan. There is no agreement or term of the Joint Plan that governs the future selection of directors. Mr. Maslowe was elected to a vacant board of directors position by the remaining directors in August 2002.

Section 16(A) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and officers, and any persons who beneficially own more than 10% of our common stock, are required to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely upon our review of copies of such reports from the time of our emergence from bankruptcy, when we issued our common stock, until the end of our 2002 fiscal year, and written representations from our directors and officers, we believe that all filing requirements applicable to directors, officers and more than 10% beneficial owners for this period have been complied with, except for the inadvertent late filing of two Forms 4 relating to three transactions by Patrick H. Daugherty, one of our directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information concerning compensation earned by our chief executive officer during the fiscal year ended December 31, 2002 and our four other most highly compensated executive officers serving at December 31, 2002 who earned over $100,000 in salary and bonus. They are collectively referred to as the named executive officers. Until May 13, 2002, the named executive officers were employed by Mariner. After that date, Ms. Whittle, Mr. Gentry, Mr. Miele and Dr. Polakoff were employed by Mariner Health Care Management Company, or the Management Company, a wholly owned subsidiary of ours.

Summary Compensation Table

					All Other
Name and Principal Position	Fiscal Year (1)	Annual Compensation			Compensation

		Salary	Bonus

C. Christian Winkle	2002	$737,308	$1,500,000	(2)	$18,000	(4)
President, Chief Executive	2001-12/31	652,550	585,000	(3)	15,450	(4)
Officer and Director	2001	652,550	780,000		12,900	(4)
	2000	570,962	600,000		15,453	(5)
Susan Thomas Whittle	2002	$346,327	$350,000	(2)	$7,800	(7)
Former Executive Vice President,	2001-12/31	333,500	187,500	(3)	10,350	(7)
General Counsel and Secretary (6)	2001	333,500	250,000		10,350	(7)
	2000	328,482	175,000		—
Boyd P. Gentry	2002	$314,423	$325,000	(2)	$7,800	(7)
Senior Vice President	2001-12/31	272,077	112,500	(3)	8,342	(7)
and Treasurer	2001	262,846	150,000		8,342	(7)
	2000	235,000	85,000		—
David F. Polakoff, M.D	2002	$363,462	$150,000	(2)	$7,800	(7)
Senior Vice President,	2001-12/31	350,000	67,500	(3)	11,562	(7)
Medical Affairs and	2001	350,000	90,000		11,562	(7)
Chief Medical Officer	2000	354,039	50,000		—
Stefano M. Miele	2002	$246,741	$150,000	(2)	$7,800	(7)
Senior Vice President,	2001-12/31	196,154	75,000	(3)	7,800	(7)
General Counsel and	2001	193,558	75,000		7,800	(7)
Secretary	2000	170,192	49,300		—

(1)	The row “2001 – 12/31” represents the 12-month period ended December 31, 2001, including the three month transition period from October 1, 2001 to December 31, 2001 in connection with a change in our fiscal year end from September 30 to December 31. The row “2001” represents the 12-month period ended September 30, 2001. Consequently, the compensation paid during the nine-month period from January 1, 2001 to September 30, 2001 is reported in both rows.

(2)	Consists of amounts paid in connection with our bankruptcy proceedings and approved by the Bankruptcy Court.

(3)	Represents prorated portion of bonus (9/12) earned during the 12-month period ended December 31, 2001.

(4)	Represents automobile allowance.

(5)	Represents temporary living expenses.

(6)	Ms. Whittle’s employment terminated on December 31, 2002.

(7)	Represents automobile allowance of $7,800 and matching contributions under our 401(k) Plan.

Option Grants in Last Fiscal Year

The following table presents stock option grants made to each of the named executive officers during the fiscal year ended December 31, 2002. Except for Mr. Winkle’s, these option grants vest ratably over four years commencing on the first anniversary of the date of grant. Mr. Winkle’s option grant vests 8.33% per quarter, with the remaining shares vesting on the third anniversary of May 15, 2002, the date of grant. The exercise price per share of each option granted was equal to the fair market value of our common stock on the date of grant.

Potential realizable value is calculated assuming that the stock price on the date of grant appreciates at the indicated rate compounded annually until the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates of appreciation are required by the rules of the SEC and do not represent our estimate or projection of our future common stock price.

Option Grants in Last Fiscal Year

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price Appreciation
	Individual Grants				for Option Term

	Number of	Percent of
	Securities	Total Options	Exercise
	Underlying	Granted to	or Base
	Options	Employees in	Price	Expiration	5%	10%
Name	Granted (#)	Fiscal Year	($/Sh)	Date	($)	($)

C. Christian Winkle	439,560	25.7%	$20.12	5/15/12	$5,560,434	$14,096,689
Susan Thomas Wittle	—	—	—	—	—	—
Boyd P. Gentry	65,000	3.8	20.12	5/15/12	822,250	2,084,550
David F. Polakoff	40,000	2.3	20.12	5/15/12	506,000	1,282,800
Stefano M. Miele	40,000	2.3	20.12	5/15/12	506,000	1,282,800

Option Exercises and Year End Option Values

No value was realized from the exercise of stock options during the fiscal year ended December 31, 2002 because no options were exercised. The following table presents unexercised options that were held at the end of our 2002 fiscal year by each named executive officer. Value of in-the-money options would represent the aggregate market value of the underlying securities at December 31, 2002 minus the aggregate exercise price payable for those shares.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options at Fiscal Year-End		at Fiscal Year-End
			(#)		($)

	Shares
	Acquired
	on	Value
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

C. Christian Winkle	—	—	109,845	329,715	—	—
Susan Thomas Wittle	—	—	—	—	—	—
Boyd P. Gentry	—	—	—	65,000	—	—
David F. Polakoff	—	—	—	40,000	—	—
Stefano M. Miele	—	—	—	40,000	—	—

Employment Agreements

The following are summaries of the employment agreements with our named executive officers. Although Messrs. Gentry and Miele are employed by the Management Company, each is serving as an officer of both Mariner and the Management Company.

C. Christian Winkle. We entered into an employment agreement with Mr. Winkle as of April 4, 2002. His agreement is for a continuous term during the period he remains employed by us. Pursuant to this agreement, Mr. Winkle is entitled to receive:

•	a base salary, currently $750,000 per year, which is reviewed by our board of directors annually, and may increase, but not decrease;

•	an annual bonus of between 50% and 150% of his annual base salary if we achieve specified financial targets; and

•	fringe benefits, including stock options and pension and welfare benefits.

If Mr. Winkle’s employment is terminated without cause or he terminates his employment for good reason prior to a change of control or following the second anniversary of a change of control, he will continue to receive his then-current salary for two years. He will also receive a lump sum payment equal to the sum of: (i) his prorated target bonus for bonus amounts earned during the year of termination; and (ii) two times the greater of (x) the average annual bonuses paid to him over the two prior years and (y) his target bonus amount. In addition, Mr. Winkle will be entitled (subject to mitigation) to benefit continuation for a period of two years following his termination and all equity-based awards will become fully vested.

If Mr. Winkle’s employment is terminated without cause or he terminates his employment for good reason during the twenty-four month period following a change of control, he will receive in a lump sum: (i) a prorated target bonus for bonus amounts earned during the year of termination; and (ii) an amount equal to 2.99 times the sum of (x) his then-current base salary plus (y) the greater of the average bonus paid to him over the two prior years or his target bonus. In addition, Mr. Winkle will be entitled (subject to mitigation) to benefit continuation for a period of thirty-six months following his termination, and all equity-based awards will become fully vested.

Mr. Winkle has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for two years following the end of his employment. In addition, if Mr. Winkle terminates his employment without good reason, he is restricted from competing against us for a period of one year.

Boyd P. Gentry. The Management Company has entered into an employment agreement with Mr. Gentry as of May 13, 2002. Mr. Gentry’s agreement provides for a continuous term during the period he remains employed by us. Pursuant to this agreement, Mr. Gentry is entitled to receive:

•	a base salary, currently $325,000 per year, which is reviewed by the Management Company’s board of directors annually, and may increase, but not decrease;

•	an annual bonus of 60% of his annual base salary if we achieve specified financial targets; and

•	fringe benefits, including stock options and pension and welfare benefits.

If within one year following a change of control Mr. Gentry’s employment is terminated without cause or he terminates his employment for good reason, then he will receive in a lump sum: (i) a prorated target bonus for bonus amounts earned during the year of termination; and (ii) an amount equal to 2.5 times the sum of (x) his then current base salary plus (y) the greater of the average bonus paid to him over the two prior years or his target bonus. In addition, Mr. Gentry will be entitled (subject to mitigation) to benefit continuation for a period of thirty-six months following his termination and all equity-based awards will become fully vested.

If Mr. Gentry’s employment is terminated without cause either prior to, or following the first anniversary of, a change of control, he will continue to receive his then current salary for a period of two and one-half years. He will also receive a lump sum payment equal to his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then current salary. In addition, all equity-based awards will become fully vested.

Mr. Gentry has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for two years following the end of his employment. In addition, if Mr. Gentry terminates his employment without good reason, he is restricted from competing against us for a period of one year.

Stefano M. Miele. The Management Company has entered into an employment agreement with Mr. Miele as of May 13, 2002. This agreement provides for a three-year term that extends automatically for successive one-year terms. Mr. Miele is entitled to receive:

•	a base salary of at least $250,000 per year which is reviewed by the Management Company’s board of directors annually, and may increase, but not decrease;

•	an annual bonus of 50% of his annual base salary if we achieve specified financial targets; and

•	fringe benefits, including stock options and pension and welfare benefits.

If within one year following a change of control Mr. Miele’s employment is terminated without cause or he terminates his employment for good reason, then he will receive in a lump sum: (i) a prorated target bonus for bonus amounts earned during the year of termination; and (ii) an amount equal to 1.5 times the sum of (x) his then current base salary plus (y) the greater of the average bonus paid to him over the two prior years or his target bonus. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period of twenty four months following his termination and all equity-based awards will become fully vested.

If Mr. Miele’s employment is terminated without cause either prior to, or following the first anniversary of, a change of control, he will continue to receive his then-current salary for a period of one and one-half years. He will also receive a lump sum payment equal to his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then-current salary. In addition, all equity-based awards will become fully vested.

Mr. Miele has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for two years following the termination of his employment. In addition, if he terminates his employment without good reason, we have the option to cause him to comply with certain covenants in which he is restricted from competing against us for a period of one year, provided that we continue to pay his then-current base salary for a period of one year following termination.

David F. Polakoff. The Management Company has entered into an employment agreement with Dr. Polakoff as of May 13, 2002. Dr. Polakoff’s agreement provides for a three-year term, which extends automatically for successive one-year terms. Pursuant to this agreement, Dr. Polakoff is entitled to receive:

•	a base salary, currently $350,000 per year, which is reviewed by the Management Company’s board of directors annually, and may increase, but not decrease;

•	an annual bonus equal to 50% of his annual base salary if we achieve specified financial targets; and

•	fringe benefits, including stock options and pension and welfare benefits.

If within one year following a change of control Dr. Polakoff’s employment is terminated without cause or he terminates his employment for good reason, then he will receive in a lump sum the following: (i) a prorated target bonus for bonus amounts earned during the year of termination; and (ii) an amount equal to 1.5 times the sum of (x) his then current base salary plus (y) the greater of the average bonus paid to him over the two prior years or his target bonus. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period of twenty-four months following his termination, and all equity-based awards will become fully vested.

If Dr. Polakoff’s employment is terminated without cause either prior to, or following the first anniversary of, a change of control, he will continue to receive his then-current salary for a period of one and one-half years. He will also receive a lump sum payment equal to his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then-current salary.

Dr. Polakoff has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for two years following the end of his employment. In addition, if Dr. Polakoff terminates his employment without good reason, we have the option to cause him to comply with certain covenants in which he is restricted from competing against us for a period of one year, provided that we continue to pay his then-current base salary for a period of one year following termination.

Susan Thomas Whittle. We have entered into a separation agreement and general release with Susan Thomas Whittle pursuant to which her employment with us terminated as of December 31, 2002. We have agreed to pay Ms. Whittle $330,500, less legal deductions, over a 52-week period during which Ms. Whittle has agreed to remain available to provide consulting services to us as may be requested by our Chief Executive Officer and our General Counsel.

Pursuant to the terms of the agreement, Ms. Whittle has agreed not to disclose any confidential information for a period of two years following the execution of the agreement and any trade secrets for as long as the trade secrets remain confidential under applicable law. Ms. Whittle has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for one year following the end of her employment.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Messrs. Lund, Daugherty and Stearns. None of the members of our compensation committee was at any time during our 2002 fiscal year, or any other time, an officer or employee of Mariner. None of the members of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Mr. Daugherty is general counsel and a senior portfolio manager of Highland Capital Management, L.P. Highland Capital is the general partner of Highland Crusader Offshore Partners, L.P. and the investment advisor for Prospect Street High Income Portfolio, Inc. Highland Crusader and Prospect Street beneficially own over 5% of our common stock and are affiliated with Highland Loan Funding V Ltd., which is a member of the syndicate of financial institutions serving as lenders under our Senior Credit Facility. In connection with its participation in this syndicate, Highland Loan Funding V is entitled to receive its pro rata share of interest payments and any other customary fees under our Senior Credit Facility.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 18, 2003, the number and percentage of shares of our common stock beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by: (i) all persons known to us to beneficially own more than 5% of our common stock; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all directors and executive officers as a group. The number of shares owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 18, 2003. The number of shares owned by 5% beneficial owners is based on the most recent information available to us, and, except as noted below, the address of each beneficial owner is c/o Mariner Health Care, One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346.

	Number of Shares		Percentage
Beneficial Owner	Owned		Owned(1)

Directors and Executive Officers:
C. Christian Winkle	146,461	(2)	*
Susan Thomas Whittle	—		—
Boyd P. Gentry	16,250	(3)	*
David F. Polakoff, M.D.	10,000	(4)	*
Stefano M. Miele	10,000	(4)	*
Victor L. Lund	25,000	(5)	*
Patrick H. Daugherty	1,602,563	(6)	8.0%
Earl P. Holland	12,500	(7)	*
Philip L. Maslowe	12,500	(7)	*
Mohsin Y. Meghji	17,500	(7)(8)	*
M. Edward Stearns	1,756,096	(9)	8.8%
Directors and executive officers as a group (23 persons)	3,701,280	(10)	18.5%
5% Beneficial Owners:
Oaktree Capital Management, LLC and affiliates	4,809,419	(11)	24.0%
Foothill Capital Corporation and affiliates	1,756,096	(9)(12)	8.8%
Highland Capital Management, L.P. and affiliates	1,599,763	(6)(13)	8.0%
Halcyon Restructuring Fund, L.P.	1,574,967	(14)	7.9%
Greenlight Capital, L.L.C	1,562,929	(15)	7.8%

*	Represents less than one percent of the outstanding shares of our common stock at March 18, 2003.

(1)	Based on 20,000,000 shares of our common stock outstanding as of March 18, 2003. Shares issuable under stock options or warrants exercisable within 60 days of March 18, 2003 are treated as if outstanding for purposes of computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Consists of options that are exercisable within 60 days of March 18, 2003 to acquire 146,461 shares of common stock.

(3)	Consists of options that are exercisable within 60 days of March 18, 2003 to acquire 16,250 shares of common stock.

(4)	Consists of options that are exercisable within 60 days of March 18, 2003 to acquire 10,000 shares of common stock.

(5)	Consists of options that are exercisable within 60 days of March 18, 2003 to acquire 25,000 shares of common stock.

(6)	Based upon a Form 4 filed with the SEC on December 9, 2002 and the Schedule 13D filed with the SEC on May 23, 2002 by Highland Capital Management, L.P., Highland Crusader Offshore Partners, L.P., Prospect Street High Income Portfolio, Inc. and Mr. Daugherty. Includes 1,437,010, 77,673 and 72,580 shares of common stock held by Highland Crusader, Prospect Street and Highland Capital, respectively. Also includes options held by Mr. Daugherty that are exercisable within 60 days of March 18, 2003 to acquire 12,500 shares of common stock. Mr. Daugherty is an employee of Highland Capital, which is the general partner of Highland Crusader and the investment advisor for Prospect Street. Under an arrangement between Mr. Daugherty and Highland Capital, Mr. Daugherty is required to assign or remit all compensation, including stock options, received as a director of Mariner to his employer. Accordingly, Mr. Daugherty disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(7)	Includes options that are exercisable within 60 days of March 18, 2003 to acquire 12,500 shares of common stock.

(8)	Pursuant to an arrangement between Mr. Meghji and LM + Co., Mr. Meghji is required to assign or remit all compensation, including stock options, received as a director of Mariner to his employer. Accordingly, Mr. Meghji disclaims beneficial ownership of these securities.

(9)	Based upon a Form 4 filed with the SEC on November 21, 2002 by Mr. Stearns and Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2003 by Foothill Partners III, L.P., Foothill Partners IV, L.P., FP IV GP, LLC, and the following managing partners/members: The Foothill Group, Inc., Stearns Family Trust 2001, Dennis R. Ascher, Jeffery T. Nikora Living Trust and John F. Nickoll Living Trust. FP IV GP is the general partner of Foothill Partners IV and the managing partners/members named above are the managing members of Foothill Partners IV. The managing partners/members are the general partners of Foothill Partners III. Mr. Stearns is the trustee of the Stearns Family Trust 2001. Foothill Partners III beneficially owns 933,386 shares of common stock and its affiliate, Foothill Partners IV, beneficially owns 810,210 shares of common stock. Includes options held by Mr. Stearns that are exercisable within 60 days of March 18, 2003 to acquire 12,500 shares of common stock. Mr. Stearns is the managing general partner of Foothill Partners III and Foothill Partners IV. Pursuant to an arrangement between Mr. Stearns and Foothill Capital Corporation, Mr. Stearns is required to assign or remit all compensation, including stock options, received as a director of Mariner to Foothill. Accordingly, Mr. Stearns disclaims beneficial ownership of these securities.

(10)	See notes (1) — (9).

(11)	Based upon Amendment No.1 to Schedule 13D filed with the SEC on November 12, 2002 by Oaktree Capital Management, LLC, OCM Opportunities Fund II, L.P., or Opportunities II, and OCM Opportunities Fund III, L.P., or Opportunities III, collectively, the Oaktree Funds and Accounts. Oaktree Capital Management is the general partner and/or investment advisor of Opportunities II and Opportunities III. Opportunities II has sole power to vote and dispose of 2,497,589 shares of our common stock, Opportunities III has sole power to vote and dispose of 2,083,536 shares of our common stock and certain other affiliates of Oaktree Capital Management beneficially own, in the aggregate, 228,294 shares of our common stock. Although Oaktree Capital Management may be deemed to beneficially own the shares of common stock held by the Oaktree Funds and Accounts by virtue of its status as general partner or investment manager of those funds and accounts, Oaktree Capital Management, a registered investment advisor under the Investment Advisors Act of 1940, disclaims any beneficial interest in those shares except to the extent of its pecuniary interest therein. The address of the Oaktree Funds and Accounts is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(12)	The address of Foothill Capital is 2450 Colorado Avenue, Suite 3000, Santa Clara, CA 90404.

(13)	The address of Highland Capital, Highland Crusader and Prospect Street is Two Galleria Tower, 13455 Noel Road, Suite 1300, Dallas, TX 75240.

(14)	The address of Halcyon is 477 Madison Avenue, 8th Floor, New York, NY 10002.

(15)	Based upon Amendment No. 1 to Schedule 13G filed with the SEC on March 18, 2003 by Greenlight Capital, L.L.C., David Einhorn and Jeffrey A. Kerwin. Their address is 420 Lexington Ave., Suite 1740, New York, NY 10170.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

In December 2002, in connection with C. Christian Winkle’s agreement to relocate his personal residence to Atlanta, Georgia, the site of our corporate headquarters, we purchased Mr. Winkle’s primary residence for its fair market value in accordance with our corporate relocation policy. The fair market value was determined based upon the average of two appraisals conducted by independent appraisal services, and was determined to be $1.4 million. Additionally, we reimbursed Mr. Winkle for reasonable and customary closing costs actually incurred related to the sale in the amount of approximately $58,000 also in accordance with our corporate relocation policy.

In January 2003, in connection with Michael E. Boxer’s agreement to relocate his personal residence to Atlanta, Georgia, the site of our corporate headquarters, we purchased Mr. Boxer’s primary residence for its fair market value in accordance with our corporate relocation policy. The fair market value was determined based upon the average of two appraisals conducted by independent appraisal services, and was determined to be $876,000.

Consideration Received by Five Percent Beneficial Owners in Connection with Bankruptcy Proceedings

Each of the entities named as five percent beneficial owners in our principal stockholders’ table above held prepetition claims in our bankruptcy cases and, as a consequence, received pro rata distributions made pursuant to our Joint Plan. These distributions are more fully described elsewhere in our filings with the SEC.

Loughlin Meghji + Company

Mohsin Y. Meghji, one of our directors, is a principal in LM+Co., the financial advisor to the senior lenders’ steering committee in our bankruptcy proceedings. This committee represented the interests of lenders under our prepetition senior credit facility during our bankruptcy proceedings. During these proceedings, we paid LM+Co. $526,996 in fees in connection with its representation of this committee.

Foothill Group, Inc. and Foothill Income Trust, L.P.

Foothill Group and Foothill Income Trust, affiliates of Foothill Capital Corporation, which, together with its affiliates, beneficially owns over 5% of our common stock, are members of the syndicate of financial institutions serving as lenders under the revolving and term loan facilities of our Senior Credit Facility. In connection with their participation in this syndicate, Foothill Group and Foothill Income Trust are entitled to receive their pro rata share of interest payments and any other customary fees under the Senior Credit Facility. Additionally, Foothill Partners III and Foothill Partners IV are members of the syndicate of financial institutions serving as lenders under our Senior Secured Notes. In connection with their participation in this syndicate, they are entitled to receive their pro rata share of interest payments and any other customary fees under the Senior Secured Notes. M. Edward Stearns, one of our directors, is senior vice president of Foothill Capital Corporation and a managing general partner of five partnerships in the Foothill family of funds, which are affiliates of Foothill Group and Foothill Income Trust. In May 2002, Foothill Group and Foothill Income Trust received $0.1 million and $0.4 million, respectively, as lenders under our Senior Credit Facility. This represented their pro rata share of commitment fees, paid to all lenders, related to our Senior Credit Facility.

Highland Capital Management

Highland Capital Management, together with certain of its affiliates, beneficially owns over 5% of our common stock. Certain affiliates of Highland Capital are members of the syndicate of financial institutions serving as lenders under our Senior Credit Facility. In connection with their participation in this syndicate, these affiliates are entitled to receive their pro rata share of interest payments and any other customary fees under the Senior Credit Facility. Patrick Daugherty, one of our directors, is general counsel and a senior portfolio manager of Highland Capital, the general partner of Highland Crusader and the investment advisor for Prospect Street High Income Portfolio, affiliates of Highland Capital and stockholders of ours. In May 2002, Highland Capital and its affiliates received $0.8 million as lenders under our Senior Credit Facility. This represented their pro rata share of commitment fees, paid to all lenders, related to our Senior Credit Facility.

ITEM  14.   CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recordation, processing, summarization and reporting of information required to be disclosed in our Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures systems to ensure this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation in connection with the preparation of this annual report within 90 days prior to the date of the report, management necessarily applied its judgment in assessing the costs and benefits of these controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Also, in connection with the annual audit of our financial statements, our independent auditor reported to senior management and the audit committee that they concluded we currently have an insufficient number of corporate accounting personnel with the appropriate experience for their responsibilities and the accurate assessment and application of accounting principles. Since our emergence from bankruptcy, we have been addressing and continue to address this issue through the hiring of additional qualified accounting and finance personnel. Notwithstanding the foregoing, the Chief Executive Officer and Chief Financial Officer believe our internal controls and procedures are effective, in all material respects. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, other than the hiring of additional personnel, which we will continue to do. We understand the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

ITEM  15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.     Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

Page

Report of Independent Auditors	F-2
Consolidated Balance Sheets for the Reorganized Company as of December 31, 2002 and for the Predecessor Company as of December 31, 2001 and September 30, 2001	F-3
Consolidated Statements of Operations for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and years ended September 30, 2001 and 2000
F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, three months ended December 31, 2001 and the years ended September 30, 2001 and 2000
F-5
Consolidated Statements of Cash Flows for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001and 2000
F-6
Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedule

The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3.	Exhibits

Exhibit
Number	Exhibit

2.1	Second Amended Joint Plan of reorganization for Mariner Post-Acute Network, Inc., Mariner Health Group, Inc. and Their Respective Debtor Affiliates dated February 1, 2002 (incorporated herein by reference to Exhibit 2.1 to the Company’s Transition Report on Form 10-K for the transition period from October 1, 2001 to December 31, 2001).
2.2	Findings of Fact, Conclusions of Law and Order Confirming Debtors’ Joint Plan of Reorganization, as signed by the United States Bankruptcy Court for the District of Delaware on April 3, 2002 and entered on the docket of the United States Bankruptcy Court for the District of Delaware in the Chapter 11 cases of the Company and its affiliates (other than MHG and its affiliates) on April 3, 2002 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 17, 2002).
2.3	Findings of Fact, Conclusions of Law and Order Confirming Debtors’ Joint Plan of Reorganization, as signed by the United States Bankruptcy Court for the District of Delaware on April 3, 2002 and entered on the docket of the United States Bankruptcy Court for the District of Delaware in the Chapter 11 cases of MHG and its affiliates (other than the Company and its affiliates) on April 3, 2002 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated April 17, 2002).
3.1	Third Amended and Restated Certificate of Incorporation of Mariner Health Care, Inc. dated as of May 13, 2002 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A dated May 13, 2002).
3.2	Amended and Restated Bylaws of Mariner Health Care, Inc. dated as of May 13, 2002 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A dated May 13, 2002).
4.1	Warrant Agreement, dated as of May 13, 2002, between Mariner Health Care, Inc. and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “March 2002 10-Q”)).
4.2	Indenture, dated as of May 13, 2002, among Mariner Health Care, Inc., the Guarantors listed on Schedule I thereto, and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to the March 2002 10-Q).
4.3	Note issued in connection with the Indenture dated as of May 13, 2002, among Mariner Health Care, Inc., the Guarantors listed on Schedule I thereto and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured Notes due 2009 (included in Exhibit 4.2 hereto).
4.4	Common Stock Certificate for the Common Stock of Mariner Health Care, Inc., par value $.01 per share (incorporated herein by reference to Exhibit 4.4 to the March 2002 10-Q).
10.1	Equity Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc., and OCM Administrative Services II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the March 2002 10-Q).
10.2	Debt Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc. and OCM Administrative Services II, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the March 2002 10-Q).
10.3	Credit and Guaranty Agreement dated as of May 13, 2002 among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., and UBS Warburg LLC, as Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, General Electric Capital Corporation, as Collateral Monitoring Agent and Documentation Agent, and UBS AG Stamford Branch, as Administrative Agent, with respect to $297,000,000 Senior Secured Credit Facilities (incorporated herein by reference to Exhibit 10.3 to the March 2002 10-Q).
10.4	Pledge and Security Agreement dated as of May 13, 2002 between each of Mariner Health Care, Inc., and the other Grantors party thereto, and Residential Funding Corporation d/b/a GMAC-RFC Health Capital, as the Joint Collateral Agent (incorporated herein by reference to Exhibit 10.4 to the March 2002 10-Q).
10.5	Intercreditor and Collateral Agency Agreement dated as of May 13, 2002 among (i) Residential Funding Corporation d/b/a GMAC-RFC Health Capital, as Joint Collateral Agent thereunder, (ii) UBS AG, Stamford Branch, in its capacity as Administrative Agent, the Bank of New York, as trustee under the Rollover Note Indenture referred to therein, and Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.5 to the March 2002 10-Q).

10.6	Employment Agreement dated April 4, 2002, between C. Christian Winkle, President and Chief Executive Officer of Mariner Health Care, Inc., and Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 10-Q”)).†
10.7	Employment Agreement dated May 13, 2002, between Boyd P. Gentry, Senior Vice President and Treasurer of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.2 to the June 2002 10-Q).†
10.8	Employment Agreement dated May 13, 2002, between Stefano Miele, Senior Vice President, General Counsel and Secretary of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.3 to the June 2002 10-Q).†
10.9	Employment Agreement dated May 13, 2002, between Terry P. O’Malley, Senior Vice President, Human Resources of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.4 to the June 2002 10-Q).†
10.10	Employment Agreement dated May 13, 2002, between William C. Straub, Senior Vice President and Chief Accounting Officer of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.5 to the June 2002 10-Q).†
10.11	Employment Agreement dated May 13, 2002, between John M. Notermann, Senior Vice President, Corporate Development of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.6 to the June 2002 10-Q).†
10.12	Employment Agreement dated May 13, 2002, between David F. Polakoff, M.D., Senior Vice President, Chief Medical Officer of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.7 to the June 2002 10-Q).†
10.13	Civil and Administrative Settlement Agreement by and between the United States of America, acting through the United States Department of Justice, and on behalf of the Office of Inspector General of the Department of Health and Human Services and Mariner Post-Acute Network, Inc. (the predecessor company to Mariner Health Care, Inc.), Mariner Health Group, Inc. and Affiliated Debtors dated March 25, 2002 (incorporated herein by reference to Exhibit 10.8 to the June 2002 10-Q).
10.14	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mariner Health Care, Inc. effective as of April 3, 2002 (incorporated herein by reference to Exhibit 10.9 to the June 2002 10-Q).
10.15	Form of Management Agreement dated as of May 13, 2002, by and between Mariner Health Care Management Company and the subsidiaries of Mariner Health Care, Inc. operating skilled nursing facilities (incorporated herein by reference to Exhibit 10.10 to the June 2002 10-Q).
10.16	Mariner Health Care, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the June 2002 10-Q).†
10.17	Mariner Health Care, Inc. 2002 Outside Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the June 2002 10-Q).†
10.18	First Amendment to Credit and Guaranty Agreement dated as of August 9, 2002, by and among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., Goldman Sachs Credit Partners L.P., UBS Warburg LLC, UBS AG, Stamford Branch, General Electric Capital Corporation, and Residential Funding Corporation dba GMAC-RFC Health Capital (incorporated herein by reference to Exhibit 10.13 to the June 2002 10-Q).
10.19	Separation Agreement and General Release between Susan Thomas Whittle and Mariner Post-Acute Network, Inc. (incorporated herein by reference to Exhibit 10.14 to the June 2002 Form 10-Q).†
10.20	Employment Agreement dated as of December 4, 2002, between Michael Boxer and Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 dated November 12, 2002).
10.21	Second Amendment and Limited Waiver to Credit and Guaranty Agreement dated as of March 31, 2003 by and among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc. and certain other signatories thereto.
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
99.1	Confirmation Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Confirmation Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.

By:	/s/ C. Christian Winkle C. Christian Winkle President and Chief Executive Officer

Date: April 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2003

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 10, 2003

/s/ William C. Straub William C. Straub	Senior Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	April 10, 2003

/s/ Victor L. Lund Victor L. Lund	Chairman of the Board	April 10, 2003

/s/ Patrick H. Daugherty Patrick H. Daugherty	Director	April 10, 2003

/s/ Earl P. Holland Earl P. Holland	Director	April 10, 2003

/s/ Philip L. Maslowe Philip L. Maslowe	Director	April 10, 2003

/s/ Mohsin Y. Meghji Mohsin Y. Meghji	Director	April 10, 2003

/s/ M. Edward Stearns M. Edward Stearns	Director	April 10, 2003

CERTIFICATION

I, C. Christian Winkle, certify that:

1.	I have reviewed this annual report on Form 10-K of Mariner Health Care, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ C. Christian Winkle C. Christian Winkle President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Michael E. Boxer, certify that:

1.	I have reviewed this annual report on Form 10-K of Mariner Health Care, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ Michael E. Boxer Michael E. Boxer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

MARINER HEALTH CARE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Page

Report of Independent Auditors	F-2

Consolidated Balance Sheets for the Reorganized Company as of December 31, 2002 and for the Predecessor Company as of December 31, 2001 and September 30, 2001	F-3

Consolidated Statements of Operations for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001, and 2000
F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000
F-5

Consolidated Statements of Cash Flows for the Reorganized Company for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000
F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Mariner Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Mariner Health Care, Inc. and subsidiaries as of December 31, 2002, December 31, 2001 and September 30, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the eight months ended December 31, 2002, the four months ended April 30, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Health Care, Inc. and subsidiaries at December 31, 2002 and 2001 and September 30, 2001, and the consolidated results of their operations and their cash flows for the eight months ended December 31, 2002, the four months ended April 30, 2002, the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill during 2002. Furthermore, as discussed in Notes 1, 2 and 4 to the consolidated financial statements, the consolidated financial statements also reflect the application of fresh-start reporting as of May 1, 2002 and, therefore, the consolidated financial statements for periods after May 1, 2002 are not comparable in all respects to the consolidated financial statements for periods prior to such date.

ERNST & YOUNG LLP

Atlanta, Georgia
April 7, 2003

MARINER HEALTH CARE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	Reorganized
	Company	Predecessor Company

	December 31,	December 31,	September 30,
	2002	2001	2001

ASSETS

Current assets
Cash and cash equivalents	$38,618	$213,740	$209,050
Receivables, net of allowance for doubtful accounts of $72,996, $61,049 and $53,286	264,092	238,736	241,860
Inventories	7,405	6,720	6,769
Net assets of discontinued operations	—	59,053	60,360
Prepaid expenses and other current assets	27,542	34,628	42,164

Total current assets	337,657	552,877	560,203

Property and equipment, net	567,260	412,965	416,026
Reorganization value in excess of amounts allocable to identifiable assets	201,388	—	—
Goodwill, net	6,797	193,651	196,223
Restricted investments	38,693	37,767	32,831
Other assets	26,943	25,095	25,695

Total assets	$1,178,738	$1,222,355	$1,230,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Current maturities of long-term debt	$9,793	$—	$—
Accounts payable	48,417	66,217	72,608
Accrued compensation and benefits	68,444	91,368	100,488
Accrued insurance obligations	28,650	24,725	24,764
Other current liabilities	65,787	22,926	27,899

Total current liabilities	221,091	205,236	225,759

Liabilities subject to compromise	—	2,289,600	2,293,820

Long-term debt, net of current maturities	474,969	59,688	59,688
Long-term insurance reserves	195,562	107,734	92,769
Other liabilities	14,044	22,785	25,827
Minority interest	4,677	4,572	4,624

Total liabilities	910,343	2,689,615	2,702,487

Commitments and contingencies

Stockholders’ equity (deficit)
Reorganized Company preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—	—
Predecessor Company preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—	—
Reorganized Company common stock, $.01 par value; 80,000,000 shares authorized; 20,000,000 shares issued and outstanding	200	—	—
Predecessor Company common stock, $.01 par value; 500,000,000 shares authorized; 73,688,379 shares issued and outstanding	—	737	737
Reorganized Company warrants to purchase common stock	935	—	—
Capital surplus	358,977	980,952	980,952
Accumulated deficit	(92,048)	(2,449,378)	(2,453,773)
Accumulated other comprehensive income	331	429	575

Total stockholders’ equity (deficit)	268,395	(1,467,260)	(1,471,509)

Total liabilities and stockholders’ equity (deficit)	$1,178,738	$1,222,355	$1,230,978

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Net revenue	$1,183,657	$601,437	$458,151	$1,872,135	$1,879,307
Costs and expenses
Operating expense	990,027	522,775	386,848	1,587,892	1,596,710
General and administrative	121,165	55,997	42,721	192,956	220,509
Depreciation and amortization	23,152	11,733	11,046	49,399	49,235
Impairment of long-lived assets	84,600	—	—	—	19,413
Loss on settlement with government	—	—	—	33,410	—

Total costs and expenses	1,218,944	590,505	440,615	1,863,657	1,885,867

Operating (loss) income	(35,287)	10,932	17,536	8,478	(6,560)

Other income (expenses)
Interest expense (Contractual interest for the four months ended April 30, 2002 was $45,697, the three months ended December 31, 2001 was $43,487 and for the fiscal years ended September 30, 2001 and 2000 was $201,066 and $238,911, respectively)	(27,166)	(3,017)	(3,474)	(5,171)	(71,905)
Interest income	5,485	1,154	2,603	6,007	11,366
Reorganization items	—	1,394,309	(13,153)	(47,721)	(10,816)
Other	(336)	1,495	(15)	(462)	2,261

(Loss) income from continuing operations before income taxes	(57,304)	1,404,873	3,497	(38,869)	(75,654)
Provision (benefit) for income taxes	1,010	—	—	(4,807)	(19,374)

(Loss) income from continuing operations	(58,314)	1,404,873	3,497	(34,062)	(56,280)

Discontinued operations
Income (loss) from operations of discontinued pharmacy operations	—	—	898	667	(2,705)
Gain on sale of discontinued pharmacy operations	—	29,082	—	—	—

Net (loss) income	$(58,314)	$1,433,955	$4,395	$(33,395)	$(58,985)

Earnings (loss) per share — basic and diluted
(Loss) income from continuing operations	$(2.92)	$19.07	$0.05	$(0.46)	$(0.76)
Earnings (loss) from discontinued operations	—	0.39	0.01	0.01	(0.04)

Net (loss) income per share	$(2.92)	$19.46	$0.06	$(0.45)	$(0.80)

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars and shares in thousands)

			Warrants			Accumulated
			to			Other
	Common Stock		Purchase			Comprehensive
			Common	Capital	Accumulated	Income
Predecessor Company	Shares	Par Value	Stock	Surplus	Deficit	(Loss)	Total

Balance, September 30, 1999	73,695	$737	$—	$980,952	$(2,361,393)	$(6,315)	$(1,386,019)

Comprehensive loss
Net loss	—	—	—	—	(58,985)	—	(58,985)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	4,827	4,827

Comprehensive loss							(54,158)
Retirement of stock	(7)	—	—	—	—	—	—

Balance, September 30, 2000	73,688	737	—	980,952	(2,420,378)	(1,488)	(1,440,177)

Comprehensive loss
Net loss	—	—	—	—	(33,395)	—	(33,395)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	2,063	2,063

Comprehensive loss							(31,332)

Balance, September 30, 2001	73,688	737	—	980,952	(2,453,773)	575	(1,471,509)

Comprehensive income
Net income	—	—	—	—	4,395	—	4,395
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(146)	(146)

Comprehensive income							4,249

Balance, December 31, 2001	73,688	737	—	980,952	(2,449,378)	429	(1,467,260)

Comprehensive income
Net income	—	—	—	—	1,433,955	—	1,433,955
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(603)	(603)

Comprehensive income							1,433,352

Balance, April 30, 2002	73,688	737	—	980,952	(1,015,423)	(174)	(33,908)

Fresh-start accounting adjustments	(73,688)	(737)	—	(980,952)	981,689	—	—
Issuance of common stock	20,000	200	—	358,977	—	—	359,177
Issuance of warrants to purchase common stock	—	—	935	—	—	—	935

Reorganized Company
Balance, May 1, 2002	20,000	200	935	358,977	(33,734)	(174)	326,204
Comprehensive loss
Net loss	—	—	—	—	(58,314)	—	(58,314)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	505	505

Comprehensive loss							(57,809)

Balance, December 31, 2002	20,000	$200	$935	$358,977	$(92,048)	$331	$268,395

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Cash flows from operating activities
Net (loss) income	$(58,314)	$1,433,955	$4,395	$(33,395)	$(58,985)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for bad debts	4,924	25,344	7,763	28,140	30,166
Loss on disposition of assets	2,279	—	—	—	3,673
Depreciation and amortization	23,152	11,733	11,046	49,399	49,235
Impairment of long-lived assets	84,600	—	—	—	19,413
Loss on settlement with government	—	—	—	33,410	—
Casualty gain	—	(1,527)	—	—	—
Reorganization items	—	(1,394,309)	13,153	47,721	10,816
Equity earnings/minority interest	336	33	15	462	(2,261)
Provision for income taxes	1,010	—	—	(4,807)	(19,374)
(Income) loss from discontinued pharmacy operations	—	—	(898)	(667)	2,705
Gain on sale of discontinued pharmacy operations	—	(29,082)	—	—	—
Interest accretion on discounted debt	—	—	—	—	15,540
Changes in operating assets and liabilities
Receivables	(40,628)	(13,090)	(4,545)	(57,972)	(27,594)
Inventories	226	(1,218)	(113)	395	(884)
Prepaid expenses and other current assets	1,318	4,410	6,903	20,949	459
Accounts payable	(5,683)	(27,211)	(6,273)	22,382	40,969
Accrued liabilities and other current liabilities	(19,662)	25,323	(13,582)	(16,068)	110,088
Changes in long-term insurance reserves	18,292	11,369	14,926	53,903	(19,181)
Other	(1,824)	(7,185)	(460)	(4,208)	(27,922)

Net cash provided by operating activities of continuing operations before reorganization items	10,026	38,545	32,330	139,644	126,863

Net cash provided by discontinued pharmacy operations	—	—	2,205	4,235	5,384

Payment of reorganization items, net	(38,178)	(35,813)	(14,824)	(46,191)	(25,503)

Cash flows from investing activities
Purchases of property and equipment	(33,565)	(27,553)	(6,229)	(31,902)	(30,563)
Acquisition of a skilled nursing facility	(8,900)	—	—	—	—
Proceeds from sale of property, equipment and other assets	4,065	92,446	32	7,900	11,337
Restricted investments	12,319	(14,975)	(5,082)	3,393	22,405
Net collections on notes receivable	58	146	595	1,171	1,405
Insurance Proceeds	7,414	6,020	—	—	—
Other	—	—	—	—	(2,360)

Net cash (utilized) provided by investing activities	(18,609)	56,084	(10,684)	(19,438)	2,224

Cash flows from financing activities
Repayment of long-term debt	(5,881)	(386,872)	(4,337)	(39,668)	(10,317)
Proceeds from issuance of long-term debt	—	212,000	—	—	—
Payment of deferred financing fees	—	(6,424)	—	—	—

Net cash utilized by financing activities	(5,881)	(181,296)	(4,337)	(39,668)	(10,317)

(Decrease) increase in cash and cash equivalents	(52,642)	(122,480)	4,690	38,582	98,651

Cash and cash equivalents, beginning of period	91,260	213,740	209,050	170,468	71,817

Cash and cash equivalents, end of period	$38,618	$91,260	$213,740	$209,050	$170,468

The accompanying notes are an integral part of these financial statements.

NOTE  1   NATURE OF BUSINESS

Reporting Entity

Mariner Health Care, Inc. and its subsidiaries (collectively the “Company”) emerged from bankruptcy on May 13, 2002 (the “Effective Date”) pursuant to the terms of the Joint Plan of Reorganization (the “Joint Plan”) filed by Mariner Post-Acute Network Inc. (“MPAN”) and Mariner Health Group, Inc. (“MHG”) and certain of their respective subsidiaries, as amended and approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), and changed its name from MPAN to Mariner Health Care, Inc. The Company and its operating subsidiaries provide post-acute healthcare services, primarily through the operation of their skilled nursing facilities (“SNFs”). All references to the “Company” herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At December 31, 2002, the Company’s significant operations consisted of 297 nursing facilities, including 289 SNFs and eight stand-alone assisted living facilities and apartments (“ALFs”), in 23 states with 35,419 licensed beds and significant concentrations of facilities and beds in five states and several metropolitan markets. Nursing facilities represent the Company’s only reportable operating segment. Included in the total SNFs are nine managed SNFs with 1,245 licensed beds. The Company also operates 13 owned, leased or managed long-term acute care hospitals (“LTACs”) in four states with 683 licensed beds (see Note 21 for financial information about the Company’s segments).

In October 2001, the Company and certain of its subsidiaries received the approval of the Bankruptcy Court to sell its institutional pharmacy services business (the “APS Division”). The Company consummated the sale of the APS Division on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States (see Note 5).

Change in Year-End

On December 13, 2001, the Board of Directors of the Company elected to change the Company’s fiscal year end from September 30 to December 31.

NOTE  2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company emerged from bankruptcy effective May 1, 2002 for financial reporting purposes, at which time it adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts previously recorded in the Company’s consolidated financial statements, a black line separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity.

The financial statements for all periods prior to May 1, 2002 reflect the financial position, results of operations and cash flows of the Company’s predecessor entity (the “Predecessor Company”). The financial statements for the eight months ended December 31, 2002 reflect the financial position, results of operations and cash flows of the reorganized entity (the “Reorganized Company”). Unless stated otherwise as the Predecessor Company or the Reorganized Company, all references to the Company includes the operations of both the Predecessor Company and Reorganized Company.

Between the date the Company filed for protection under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) on January 18, 2000 (the “Petition Date”) and its emergence from bankruptcy on the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from bankruptcy were presented in conformity with SOP 90-7 and were prepared on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Reorganized Company adopted the accounting policies of the Predecessor Company upon emergence from bankruptcy. In accordance with the fresh-start reporting provisions of SOP 90-7, the Company also adopted changes in accounting principles that were required in the consolidated financial statements of the Reorganized Company within the twelve month period subsequent to the Effective Date (see “Recent Accounting Pronouncements”).

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Comparable Transition Period

The following table presents summarized statements of operations information for the three months ended December 31, 2001 and 2000 (in thousands of dollars):

	Predecessor Company
	Three Months Ended December 31,

	2001	2000

		(Unaudited)

Net revenue	$458,151	$470,348
Costs and expenses	440,615	450,687

Operating income	17,536	19,661
Other expenses	(14,039)	(10,133)

Income from continuing operations before income taxes	3,497	9,528
Provision for income taxes	—	—

Income from continuing operations	3,497	9,528
Discontinued operations
Income from operations of discontinued pharmacy operations	898	382

Net income	$4,395	$9,910

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents.

Inventories

Inventories, consisting principally of medical supplies, are valued at the lower of cost or market using the first-in, first-out method of accounting.

Property and Equipment

On the Effective Date, the Reorganized Company adjusted the carrying values of property and equipment to their estimated fair values in accordance with SOP 90-7. Property and equipment purchased after the Effective Date are stated at cost less accumulated depreciation.

Major replacements and significant improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Interest costs related to funds borrowed to finance construction are capitalized but were not significant for any period presented.

Depreciation and amortization expense is recorded using the straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25–40 years
Building improvements	10–25 years
Furniture, fixtures and equipment	3–20 years

Goodwill

Beginning January 1, 2002, goodwill is no longer amortized but is subject to periodic impairment testing. On the Effective Date, the Company wrote off its goodwill for the Company and its subsidiaries that were part of the bankruptcy proceedings and recorded reorganization value in excess of amounts allowable to identifiable assets. Amortization of goodwill charged to expense was $2.6 million for the three months ended December 31, 2001 and $11.3 million and $12.6 million for the fiscal years ended September 30, 2001 and 2000, respectively. Accumulated amortization at December 31, 2002, December 31, 2001 and September 30, 2001 and 2000 was $1.0 million, $37.4 million, $34.9 million and $24.0 million, respectively. During the fiscal year ended September 30, 2000, the Company revised its estimate of the useful life of existing goodwill from 30 and 40 years to 20 years. The net effect of such change was a charge of $4.4 million, or $0.06 per share, for the fiscal year ended September 30, 2000.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

The Company adopted the provisions of fresh-start reporting as of May 1, 2002. On this date, the intangible assets of the Reorganized Company were restated to their fair market value based upon, among other things, estimates provided by an independent financial advisor. Reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value of the Reorganized Company that could not be attributed to specific tangible or identified intangible assets (see Note 4). The Company performed an analysis under the Statement of Financial Accounting Standards (“SFAS”), No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and recognized an impairment charge of $57.3 million during the three months ended December 31, 2002 (see Note 15).

Assessment of Long-Lived Assets

The carrying value of long-lived assets is reviewed periodically to determine if facts and circumstances suggest the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national healthcare trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining useful life indicate the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. The Company reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”) and recognized an impairment charge of $27.3 million during the three months ended December 31, 2002 (see Note 15).

Derivative Instrument

The Company has $59.7 million in long-term debt that is non-recourse indebtedness of a subsidiary. This loan includes an option for the Company to extend the term of the loan. This term-extending option meets the definition of an embedded derivative instrument according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, this derivative is accounted for as a purchased option, or more specifically a “payer swaption.” The payer swaption was bifurcated from the related debt and recorded in other assets at its estimated fair market value of $3.2 million as of December 31, 2002.

Restricted Investments

Restricted investments represent cash, fixed interest securities and other investments that have primarily been designated to pay insurance claims of the Company’s wholly-owned insurance subsidiaries. Restricted investments also include amounts restricted for collateral under the terms of certain letters of credit and mortgage agreements. These restricted investments have been classified as available-for-sale securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and, accordingly, are reported at their estimated fair value with unrealized gains and losses, net of related tax effects, included with accumulated other comprehensive income as a separate component of stockholders’ equity (see Note 9).

Insurance

Due to the rising cost and limited availability of professional/general liability (“PL/GL”) insurance, the Company currently purchases excess PL/GL liability insurance only, and maintains, in all states except Colorado, an unaggregated $1.0 million self-insured retention per claim. In Colorado, the Company maintains first dollar coverage. Additionally, in the second quarter of 2002 due to changes in the workers compensation insurance market, the Company moved from a guaranteed cost program for employee injury losses to a program where the Company self insures the first $0.5 million of each employee injury claim. Because the Company is largely self-insured on both the PL/GL and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which the Company can be liable in any policy period. Claims for PL/GL and employee injury self-insured retention are paid over varying periods that generally range from one to seven years. Although the Company bases its loss estimates on independent actuarial analyses, among other things, which determine expected liabilities on an undiscounted basis including incurred but not reported losses, the Company’s loss estimates are based on its best information to date. The amount of the losses could exceed recorded estimates. In the event the Company’s actual liability exceeds the estimates and insurance limits for any given period, results of operations and financial condition could be materially adversely impacted.

Loss provisions, including provisions for incurred but not reported losses, for self-insured programs are provided on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by an independent actuary with extensive experience in the long-term care industry. The methods of determining these estimates and establishing the resulting accrued liabilities are reviewed frequently by the Company’s management, with any resulting material adjustments being reflected in current earnings. Although the Company believes that the provisions for self-insured losses in its financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in the Company’s financial statements are inadequate, the financial condition and results of operations could be materially affected.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Provision is made for deferred income taxes applicable to temporary differences between financial statement and taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that the deferred tax assets existing as of the Effective Date that were reserved with a valuation allowance are realized in the future, the income tax benefit derived from their utilization would be first applied to reduce reorganization value recorded in connection with fresh-start reporting pursuant to SOP 90-7 (see Note 17).

Net Revenue

Revenue is derived from services rendered to patients for routine long-term care, including daily dietary, social and recreational services, and a full range of pharmacy, rehabilitation and medical services. Revenue is recorded based upon established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered.

Historically, the Medicare program utilized a cost-based retrospective reimbursement system for SNFs based on reasonable direct and indirect allowable costs, as well as capital costs and ancillary costs, primarily therapy and pharmacy costs. Under this system, each SNF received an interim payment during the year then submitted an annual cost report prepared in accordance with federal and state regulations, subject to audit and retroactive adjustment in future periods. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements. In the opinion of management, adequate provision has been made for such adjustments and final settlements should not have a material effect on the Company’s financial position or results of operations. The Balanced Budget Act of 1997 (the “Balanced Budget Act”) made numerous changes to the Medicare program through the implementation of a prospective payment system (“PPS”) whereby reimbursement for skilled nursing facilities became based on an all-inclusive per diem rate, which varies depending on the level of acuity of the patient (see Note 7).

Change in Accounting Estimates

During the three months ended December 31, 2002, the Company recorded $3.5 million of revenue from adjustments to the estimated amount due to several state Medicaid programs for the final settlement of the amount to be reimbursed to these payors. In addition, during the three months ended December 31, 2002, the Company recorded approximately $4.0 million as a reduction of provision for bad debts for recoveries of accounts previously sent to a collection agency.

Comprehensive Income

The Company accounts for comprehensive income according to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income (loss), as well as charges and credits directly to stockholders’ equity (deficit), which are excluded from net income (loss). The Company has presented comprehensive income in the consolidated statements of stockholders’ equity (deficit).

Segment Reporting

The Company provides segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), which establishes standards for the method that public business enterprises report information about operating segments in financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 21).

Stock-Based Compensation

The Reorganized Company maintains two stock-based compensation plans that provide for the granting of stock options to the Company’s employees and outside directors with exercise prices less than or equal to the fair value of the shares at the date of grant. The Reorganized Company has stock option plans for key employees and non-employee directors that authorize the granting of stock options to purchase up to 2,153,022 shares of common stock in the aggregate. At December 31, 2002, there were options to purchase 1,848,060 shares of common stock outstanding. All options granted through December 31, 2002 have an exercise price of $20.12, which was equal to the fair market value of the common stock on the date of the grant. There were options to purchase 153,595 shares of common stock exercisable at December 31, 2002. The Mariner Health Care, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was approved by the Bankruptcy Court in connection with the Company’s emergence from bankruptcy pursuant to the terms of its Joint Plan (see Note 13).

The Predecessor Company had stock option plans for key employees and outside directors which authorized the granting of incentive stock options and nonqualified options. Upon the Company’s emergence from bankruptcy, all the Predecessor Company stock option plans and options granted were canceled.

The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, the Company recognizes no compensation expense for stock option grants. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, (“SFAS No. 148”), the Company’s pro forma net income (loss) and earnings (loss) per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except per share amounts):

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Net (loss) income	$(58,314)	$1,433,955	$4,395	$(33,395)	$(58,985)
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,519)	(123)	(92)	(98)	(185)

Pro forma net (loss) income	$(60,833)	$1,433,832	$4,303	$(33,493)	$(59,170)

Basic and diluted EPS
As reported	$(2.92)	$19.46	$0.06	$(0.45)	$(0.80)
Pro forma	(3.04)	19.46	0.06	(0.45)	(0.80)

The company uses the Black-Scholes model to determine the fair value of options on the date of the grant. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures of net income (loss) and earnings per share, the estimated fair value of the options is amortized to expense over the option’s vesting period. The following weighted-average assumptions were used:

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.51	0.42 - 1.21	0.42 - 1.21	0.42 - 1.21	0.42 - 1.21
Risk-free interest rate	3.63% - 4.70%	4.61% - 6.11%	4.61% - 6.11%	4.61% - 6.11%	4.61% - 6.11%
Expected life in years	6	3 - 8	3 - 8	3 - 8	3 - 8
Weighted-average fair value	$10.80	—	—	—	—

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. This Interpretation is not expected to have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2002, FASB issued SFAS No. 148, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in APB 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position, results of operations or cash flows. SFAS No. 148 does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented above.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of this Interpretation are effective beginning January 1, 2003. This interpretation is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 with early adoption encouraged. The Company adopted SFAS No. 146 on May 1, 2002 in connection with the adoption of fresh-start reporting, and its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”) resulting in the criteria in APB Opinion No. 30 being used to classify gains and losses from extinguishment of debt. SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, amended SFAS No. 4, which is, therefore, no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, this Statement is no longer necessary. SFAS No. 145 amended SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 with early adoption encouraged. The Company adopted SFAS No. 145 on May 1, 2002 in connection with its adoption of fresh-start reporting and, accordingly, has presented the reorganization and restructuring of the debt in connection with the terms of the Joint Plan as a reorganization item.

In July 2001, FASB issued SFAS No. 142, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. The impairment test for the excess reorganization value recorded in connection with the

Company’s fresh-start reporting was performed during the quarter ended December 31, 2002. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001.

In accordance with the adoption of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002. The following table illustrates the impact on the Company’s earnings as a result of the adoption of SFAS No. 142 for the periods indicated (dollars in thousands, except earnings per share amounts):

	Predecessor Company

	Three Months
	Ended	Year Ended
	December 31,	September 30,
	2001	2001

Reported net income (loss)	$4,395	$(33,395)
Add back goodwill amortization	2,572	11,340

Adjusted net income (loss)	$6,967	$(22,055)

Earnings per share-basic and diluted:
Reported net income (loss)	$0.06	$(0.45)
Goodwill amortization	0.03	0.15

Adjusted net income (loss)	$0.09	$(0.30)

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this accounting standard on May 1, 2002 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2001, FASB issued SFAS No. 144. Companies are required to adopt SFAS No. 144 in their fiscal year beginning after December 15, 2001. SFAS No. 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses were incurred. The Company adopted this accounting standard as required on January 1, 2002 and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3      REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

As previously noted, on the Effective Date, the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Joint Plan. On the Petition Date, MPAN, and certain of its direct and indirect subsidiaries (other than its wholly owned subsidiary, MHG, and its direct and indirect subsidiaries the “MPAN Debtors” filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. On the same date, MHG and certain of its direct and indirect subsidiaries (the “MHG Debtors”) also filed for relief under Chapter 11 of the Bankruptcy Code, thus commencing the Chapter 11 cases (the “Chapter 11 Cases”).

On November 30, 2001, the MPAN Debtors and the MHG Debtors (collectively, the “Debtors”) filed an initial version of the Joint Plan with the Bankruptcy Court. The Joint Plan was amended on December 14, 2001 and again on February 1, 2002, at which time the Bankruptcy Court approved the Disclosure Statement related to the Joint Plan and authorized the Debtors to solicit votes in favor of the Joint Plan. A hearing on confirmation of the Joint Plan by the Bankruptcy Court was held on March 25, 2002, in connection with which the Joint Plan was further amended. The Bankruptcy Court confirmed the Joint Plan, as amended, in connection with confirmation in orders dated April 3, 2002. The Joint Plan was consummated on May 13, 2002, at which time the automatic stay imposed by the Bankruptcy Court was terminated. See below for a summary of the Joint Plan, which is qualified in its entirety by reference to all of the provisions of the Joint Plan, as filed with the SEC on April 17, 2002 as Exhibit 2.1 to the Company’s Current Report on Form 8-K.

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

Notwithstanding the foregoing, substantive consolidation did not affect the validity of any creditor’s perfected and unavoidable interest in property of the Debtors’ estates (such as validly perfected liens). In addition, the Bankruptcy Court’s orders confirming the Joint Plan provided that the determinations regarding substantive consolidation do not apply to claims arising after the Effective Date. As a result of the consummation of the Joint Plan, the Company has one capital structure, and the MPAN Debtors and the MHG Debtors no longer operate separately, except with respect to the resolution of claims in their respective Chapter 11 Cases. In addition, the principal lenders under the Debtors’ prepetition senior credit facilities received the substantial majority of the equity in the Reorganized Company in accordance with the provisions of the Joint Plan (see below).

Pursuant to the Joint Plan, the principal lenders under the Debtors’ prepetition senior credit facilities received, among other things: (i) $275.0 million of available cash, as defined in the Joint Plan, after giving effect to certain adequate protection payments paid to senior lenders in connection with the disposition of assets; (ii) $150.0 million in principal amount of newly issued secured debt (the “Second Priority Notes”) (see Note 10); and (iii) 19.2 million shares of the Reorganized Company’s common stock, par value $.01 per share (the “New Common Stock”), representing approximately 96% of the New Common Stock issued as of the Effective Date (see Note 11).

Certain of the Debtors’ SNFs were also encumbered by mortgage debt owing to third parties (the “Project Lenders”). Most Project Lenders received consensual treatment as provided in the Joint Plan, which included, among other things: (i) a cash payment of $11.5 million in satisfaction of mortgages on three SNFs; (ii) a cash payment of approximately $0.5 million and the restructuring of mortgages on two SNFs; and (iii) an agreement to surrender certain SNFs and other collateral in satisfaction of mortgages on certain other SNFs.

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

Matters Related to Emergence

In connection with the consummation of the Joint Plan, the Company entered into a $297.0 million Senior Credit Facility with a syndicate of lenders (the “Senior Credit Facility”), dated as of the Effective Date, which provided funds to satisfy certain obligations of the Predecessor Company to its creditors under the Joint Plan, for general working capital purposes and for permitted acquisitions. In connection with the issuance of the Second Priority Notes, the Company entered into an indenture pertaining to such notes (see Note 10).

On the Effective Date, the Company filed a registration statement on Form 8-A (the “Form 8-A”) with the Securities and Exchange Commission (the “SEC”) to register the New Common Stock and warrants to purchase the New Common Stock issued in connection with the Joint Plan. In addition, the Form 8-A disclosed that the Company had filed its Third Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of capital stock to 90,000,000, with 80,000,000 shares reserved for issuance as New Common Stock and 10,000,000 shares reserved for issuance as preferred stock, par value $.01 per share (the “New Preferred Stock”)(see Note 11).

In connection with the restructuring of its debt in accordance with the provisions of the Joint Plan, the Company realized a gain of approximately $1.2 billion, which is included in reorganization items in the consolidated statements of operations. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002. A summary of the gain follows (in thousands of dollars):

Liabilities subject to compromise
Pre-petition senior credit facilities and term loans	$1,217,638
Pre-petition senior subordinated debt	597,328
Other pre-petition debt	134,708

Long-term debt subject to compromise	1,949,674

Accounts payable and other accrued liabilities	169,897
Accrued interest	79,959
Deferred loan costs	(32,253)

Total liabilities subject to compromise	2,167,277

Less: Consideration exchanged
Cash payments	287,376
Value of secured, priority and other claims assumed	140,232
Value of Second Priority Notes	150,000
Value of Reorganized Company’s New Common Stock	359,177
Value of Reorganized Company’s warrants	935

Gain on debt discharge	$1,229,557

Liabilities Subject to Compromise

“Liabilities subject to compromise” refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consisted primarily of long-term debt and certain accounts payable and accrued liabilities, which represented the Company’s estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Cases. Such claims were ultimately settled based on negotiations, actions of the Bankruptcy Court, resolution with respect to disputed claims, rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Joint Plan and other events. Payment terms for these amounts were established in connection with the Joint Plan. A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2001, and September 30, 2001 is as follows (in thousands of dollars):

	December 31,	September 30,
	2001	2001

Long-term debt	$2,052,730	$2,057,067
Accounts payable	95,911	95,794
Accrued interest	79,959	79,959
Accrued insurance obligations	86,268	86,268
Other accrued liabilities	7,706	7,706
Deferred loan costs	(32,974)	(32,974)

	$2,289,600	$2,293,820

Primarily all liabilities subject to compromise would have been classified as current liabilities at December 31, 2001 and September 30, 2001 if the Chapter 11 Filings had not been filed.

In accordance with SOP 90-7, effective January 18, 2000, the Company discontinued accruing interest relating to its debt facilities then classified as liabilities subject to compromise. Contractual interest was $45.7 million for the four months ended April 30, 2002, $43.5 million for the transition period ended December 31, 2001 and $201.1 million and $238.9 million for the fiscal years ended September 30, 2001 and 2000, respectively, which is $42.7 million, $40.0 million, $195.9 million and $167.0 million in excess of interest expense included in the accompanying consolidated financial statements for the respective periods. Interest expense for the four months ended April 30, 2002, the transition period ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000 represents interest paid on certain capital leases and other miscellaneous indebtedness. Interest paid on prepetition indebtedness was $3.5 million during the transition period ended December 31, 2001. Interest paid on prepetition indebtedness in fiscal year 2001 was $5.2 million. Interest paid on prepetition indebtedness was $20.5 million during fiscal year 2000, of which $15.6 million was paid prior to the Petition Date.

Reorganization Items

In accordance with SOP 90-7, the Company has recorded all transactions directly related to the reorganization of the Company since the filing of the Chapter 11 Cases as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

	Predecessor Company

	Four Months	Three Months
	Ended	Ended	Fiscal Year Ended September 30,
	April 30,	December 31,
	2002	2001	2001	2000

Professional fees	$67,976	$14,172	$40,158	$25,770
Net loss (gain) on divestitures	10,766	(1,671)	1,531	(14,688)
Interest earned on accumulated cash resulting from Chapter 11 filings	(648)	(798)	(6,112)	(2,463)
Other reorganization costs	11,031	1,450	12,144	2,197
Gain on extinguishment of debt	(1,229,557)	—	—	—
Fresh-start valuations adjustments	(253,877)	—	—	—

	$(1,394,309)	$13,153	$47,721	$10,816

NOTE 4           FRESH - START REPORTING

In accordance with SOP 90-7, the Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the Joint Plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below (in thousands of dollars):

Postpetition liabilities	$268,942
Liabilities deferred pursuant to Chapter 11 proceedings	2,167,277

Total postpetition liabilities and allowed claims	2,436,219
Reorganization value	816,800

Excess of liabilities over reorganization value	$1,619,419

As previously discussed, in accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of May 1, 2002. In adopting the requirements of fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the emerging entity. The independent financial advisor determined an estimated reorganization value of approximately $816.8 million before considering any long-term debt or other obligations assumed in connection with the Joint Plan. This estimate was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic industry information relevant to the operations of the Company, as well as through negotiations with the various creditor parties in interest. The estimated total equity value of the Reorganized Company aggregating approximately $326.2 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan.

After consideration of the Company’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, earnings before interest and taxes to interest, free cash flow to interest, free cash flow to debt service and other applicable ratios, and after extensive negotiations among parties in interest, it was agreed that the Company’s reorganization capital structure would be as follows (in thousands of dollars):

Postpetition current liabilities	$268,942
Senior credit facility-term loan	212,000
Second priority notes	150,000
Non-recourse indebtedness of subsidiary	59,688
Mortgage note payable and capital lease	68,955
Long-term insurance reserves	177,270
Other long-term liabilities	26,246
Common stock	200
Warrants to purchase common stock	935
Capital in excess of par	358,977
Accumulated deficit	(33,734)
Accumulated other comprehensive loss	(174)

$1,289,305

The following reconciliation of the Predecessor Company’s consolidated balance sheet as of April 30, 2002 to that of the Reorganized Company as of May 1, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

The adjustments entitled “Reorganization” reflect the consummation of the Joint Plan, including the elimination of existing liabilities subject to compromise and consolidated shareholders’ deficit, and reflect the aforementioned $816.8 million reorganization value, which includes the establishment of $265.0 million of reorganization value in excess of amounts allocable to net identifiable assets (see Note 15).

The adjustments entitled “Fresh-Start Adjustments” reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable intangible assets at their fair values. The assets and liabilities have been recorded at their estimated fair values. Management estimated the fair value of the Company’s assets and liabilities by using both independent appraisals and commonly used discounted cash flow valuation methods. The reorganization value on the Effective Date included in the Joint Plan approved by the Bankruptcy Court was based upon various valuation methods, including discounted projected cash flows, and assumed continued increases in the Medicare reimbursement rates that expired on October 1, 2002. The Company’s annual impairment analysis performed in the three months ended December 31, 2002 under SFAS No. 142 indicated that the reorganization value in excess of amounts allocable to identifiable assets was impaired. Accordingly, the Company recorded an impairment charge of $57.3 million relating to its reorganization value in excess of amounts allocable to identifiable assets (see Note 15).

Certain of the Company’s wholly owned subsidiaries and consolidated joint ventures did not file for protection under Chapter 11. The non-filing subsidiaries were not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

A reconciliation of fresh-start reporting recorded as of May 1, 2002 follows (in thousands of dollars):

	Predecessor							Reorganized
	Company							Company

	April 30,			Fresh-Start				May 1,
	2002	Reorganization		Adjustments		Reclassifications		2002

Current assets
Cash and cash equivalents	$202,338	$(111,078)	(a)	$—		$—		$91,260
Receivables	232,162	3,640	(b)	—		—		235,802
Inventories	7,631	—		—		—		7,631
Other current assets	28,918	—		—		—		28,918

Total current assets	471,049	(107,438)		—		—		363,611

Property and equipment, net	416,369	—		160,353	(m)	—		576,722
Reorganization value in excess of amounts allocable to identifiable assets	—	264,954	(c)	—		—		264,954
Goodwill	186,543	—		(179,746)	(n)	—		6,797
Restricted investments	34,054	16,453	(d)	—		—		50,507
Other assets	29,251	5,924	(e)	(8,461)	(o)	—		26,714

	$1,137,266	$179,893		$(27,854)		$—		$1,289,305

Current liabilities
Current maturities of long-term debt	$—	$—		$—		$6,220	(q)	$6,220
Accounts payable	54,100	—		—		—		54,100
Accrued compensation and benefits	90,776	—		—		—		90,776
Accrued insurance obligations	24,826	—		—		—		24,826
Other current liabilities	110,229	7,162	(f)	—		(16,250	)(q)	101,141

Total current liabilities	279,931	7,162		—		(10,030)		277,063
Liabilities subject to compromise	2,167,277	(2,167,277)	(g)	—		—		—
Long-term debt, net of current maturities	59,688	430,955	(h)	—		(6,220	)(q)	484,423
Long-term insurance reserves	119,002	58,268	(i)	—		—		177,270
Other liabilities	18,497	—		(10,402)	(o)	16,250	(q)	24,345

	2,644,395	(1,670,892)		(10,402)		—		963,101
Stockholders’ equity (deficit)
Reorganized Company common stock	—	200	(j)	—		—		200
Predecessor Company common stock	737	(737)	(k)	—		—		—
Reorganized Company warrants to purchase common stock	—	935	(j)	—		—		935
Capital in excess of par value	980,952	359,714	(j,k)	—		(981,689	)(r)	358,977
Retained earnings (accumulated deficit)	(2,488,644)	1,490,673	(l)	(17,452)	(p)	981,689	(r)	(33,734)
Accumulated other comprehensive loss	(174)	—		—		—		(174)

	$1,137,266	$179,893		$(27,854)		$—		$1,289,305

(a)	To record the payment of cash in connection with the discharge of indebtedness and settlement of pre-petition liabilities according to the terms of the Joint Plan.

(b)
	Note (b1)	$5,376
	Note (b2)	(1,736)

	Total receivables reorganization adjustment(b)	$3,640

(b1)	To adjust the settlement receivable for Medicaid payors related to the Company’s settlement with various state Medicaid programs in connection with the Joint Plan.
(b2)	To write-off management fee receivables related to the settlement of certain contractual disputes with a leaseholder in connection with the Joint Plan.
(c)	To record the reorganized value of the Company in excess of amounts allocable to identified assets.
(d)	To record cash collateralization of various letters of credit required by the terms of the Joint Plan.
(e)	To record deferred financing costs incurred in connection with the Senior Credit Facility.
(f)	To record a liability for the settlement of unsecured claims according to the terms of the Joint Plan, and to record payment of professional fees including success fees to bankruptcy advisors.
(g)	To record the discharge of liabilities subject to compromise according to the terms of the Joint Plan as follows:

	Prepetition senior credit facilities and term loans	$1,217,638
	Prepetition senior subordinated debt	597,328
	Other pre-petition debt	134,708
	Accounts payable and other accrued liabilities	169,897
	Accrued Interest	79,959
	Unamortized deferred financing costs	(32,253)

	Total liabilities subject to compromise	$2,167,277

(h)	To record the issuance of the Term Loan under the Senior Credit Facility, to record the issuance of the Second Priority Notes, and to record various mortgages and capital leases entered into or renegotiated as per the terms of the Joint Plan.
(i)	To record estimated settlement of pre-petition insurance claims previously accrued for as liabilities subject to compromise.
(j)	To record issuance of Common Stock and Warrants to purchase Common Stock of the Reorganized Company.
(k)	To eliminate the common stock of the Predecessor Company.

(l)
	Reorganization adjustment (a)	$(111,078)
	Reorganization adjustment (b)	3,640
	Reorganization adjustment (c)	264,954
	Reorganization adjustment (d)	16,453
	Reorganization adjustment (e)	5,924
	Reorganization adjustment (f)	(7,162)
	Reorganization adjustment (g)	2,167,277
	Reorganization adjustment (h)	(430,955)
	Reorganization adjustment (i)	(58,268)
	Reorganization adjustments (j)(k)	(360,112)

	Total retained earnings (accumulated deficit) reorganization adjustment	$1,490,673

(m)	To adjust property and equipment to fair value and to write-off previously recorded accumulated depreciation.
(n)	To write off historical goodwill of the Predecessor Company, excluding certain subsidiaries of the Company that were not part of the bankruptcy proceedings.
(o)	To write-off the Company’s leasehold rights and over-market lease valuation accounts.
(p)	To adjust property, equipment, goodwill, leasehold rights and overmarket lease liabilities to fair value.
(q)	Entries to record the current and long-term classification of long-term debt and reorganization fees to be settled in subsequent periods.
(r)	Entry to close out Predecessor Company’s retained earnings to additional paid in capital according to the terms of the Joint Plan (the remaining accumulated deficit is related to several subsidiaries that were not part of the Company’s bankruptcy proceedings).

Pro Forma Information

The unaudited condensed consolidated pro forma effect of the Joint Plan assuming the Effective Date occurred on October 1, 2000 follows (in thousands, except per share amounts):

	Combined
	Reorganized
	Company and
	Predecessor
	Company	Predecessor Company

	Twelve Months	Three Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2002	2001	2001

Revenue	$1,785,094	$458,151	$1,872,135

(Loss) income from continuing operations	$(56,357)	$10,265	$(25,762)
Income from operations of discontinued pharmacy operations	—	898	667
Gain on sale of discontinued pharmacy operations	29,082	—	—

Net (loss) income	$(27,275)	$11,163	$(25,095)

Earnings per share
(Loss) Income from continuing operations	$(2.82)	$0.51	$(1.29)
Income from operations of discontinued pharmacy operations	—	0.05	0.03
Gain on sale of discontinued pharmacy operations	1.45	—	—

Net (loss) income	$(1.37)	$0.56	$(1.26)

Shares used in computing earnings (loss)	20,000	20,000	20,000

The unaudited condensed consolidated pro forma results exclude reorganization items recorded prior to May 1, 2002. The unaudited condensed consolidated pro forma results include estimates for depreciation expense, interest expense and the related income tax effect prior to May 1, 2002. The number of shares outstanding has also been adjusted. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Joint Plan actually occurred on October 1, 2000.

NOTE 5      DISCONTINUED OPERATIONS

On January 6, 2002, the Company consummated the sale of its APS Division to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, “Omnicare”). During the quarter ended December 31, 2001, the Company, including certain of its subsidiaries, received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million. As a condition of the sale of the APS Division to Omnicare, the Company may receive a total of up to $18.0 million in future payments. These payments, if earned, would be received in each of 2003, 2004 and 2005. The amount of the payments is dependent upon certain post-closing operating results of the APS Division. Subsequent to December 31, 2002, the Company earned and received the first payment of $6.0 million, which will be reflected in the financial results for the first quarter of 2003. During the four months ended April 30, 2002, the Company realized a gain on the sale of the APS Division of approximately $29.1 million. Income (loss) from the operation of discontinued pharmacy operations was approximately $0.9 million, $0.7 million and $(2.7) million for the three months ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000, respectively.

The Company has reclassified its prior consolidated financial statements to present the operating results of the APS Division as a discontinued operation. Operating results for the APS Division were as follows for the periods indicated (in thousands of dollars):

	Predecessor Company

	Three Months
	Ended	Fiscal Year Ended September 30,
	December 31,
	2001	2001	2000

Net revenue	$62,855	$214,633	$238,372
Total costs and expenses	61,669	213,225	241,669

Operating income (loss)	1,186	1,408	(3,297)
Other (expenses) income	(288)	(741)	592

Income (loss) from operations of discontinued pharmacy operations	$898	$667	$(2,705)

     The assets and liabilities of the Company’s discontinued pharmacy operations consisted of the following (in thousands of dollars):

	Predecessor Company

	December 31,	September 30,
	2001	2001

Receivables	$26,792	$28,386
Inventories	13,007	13,368
Prepaid expenses and other current assets	749	550
Property and equipment, net	11,315	10,778
Goodwill, net	8,966	8,966
Other assets	1,526	1,637
Liabilities subject to compromise	(1,458)	(1,575)
Other liabilities	(1,844)	(1,750)

Net assets of discontinued operations	$59,053	$60,360

NOTE 6      DIVESTITURES

Eight Months Ended December 31, 2002

Reorganized Company. During the eight months ended December 31, 2002, the Reorganized Company completed the sale or divestiture of seven owned or leased facilities and certain other assets, resulting in a net loss of approximately $2.3 million. These facilities reported net revenue of approximately $15.6 million and $17.7 million for the eight months ended December 31, 2002 and the four months ended April 30, 2002, respectively. For the three months ended December 31, 2001, these facilities reported net revenue of approximately $13.4 million. In addition, these facilities reported net revenue of approximately $53.2 million and $48.7 million for the fiscal years ended September 30, 2001 and 2000, respectively.

Four Months Ended April 30, 2002

Predecessor Company. During the four months ended April 30, 2002, the Predecessor Company completed the sale or divestiture of approximately twenty owned or leased facilities and certain assets, which resulted in a net loss of approximately $10.8 million and is included in net loss (gain) on divestitures within reorganization items. These facilities reported net revenue of approximately $13.0 million for the four months ended April 30, 2002. In addition, these facilities reported net revenue of approximately $18.0 million, $70.5 million and $66.7 million for the three months ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000, respectively.

Three Month Transition Period Ended December 31, 2001

During the three months ended December 31, 2001, the Predecessor Company completed the sale or divestiture of approximately nine owned or leased facilities and certain other assets, which resulted in a net gain of approximately $1.7 million. These facilities reported net revenue of approximately $2.0 million for the three months ended December 31, 2001 and $17.5 million and $16.7 million for the fiscal years ended September 30, 2001 and 2000, respectively.

Fiscal Year Ended September 30, 2001

During the fiscal year ended September 30, 2001, the Company completed the sale or divestiture of approximately forty-four owned, leased or managed facilities and certain other assets, which resulted in a net gain of approximately $3.7 million. These facilities reported net revenue of approximately $110.7 million and $173.0 million for the fiscal years ended September 30, 2001 and 2000, respectively.

Fiscal Year Ended September 30, 2000

During the period from the Petition Date through September 30, 2000, the Company completed the sale or divestiture of certain owned, leased or managed facilities and certain other assets, which resulted in a net gain of approximately $3.6 million.

In addition, the Company, through its GranCare subsidiaries, also settled certain lease arrangements with twenty-two facilities from Senior Housing Properties Trust and its wholly-owned subsidiary SPTMNR Properties Trust (“SPTMNR”), which succeeded to the interests of Health and Retirement Properties Trust (collectively, the “SNH Entities”), which resulted in the Company’s realization of a net gain of $11.1 million. On June 30, 2000, the Company and the SNH Entities executed a settlement agreement, which was approved by the Bankruptcy Court on May 10, 2000, whereby: (a) the Company obtained fee simple ownership of five of the previously leased facilities from the SNH Entities; (b) seventeen facilities leased by the Company and related personal property leased by the Company were assigned to affiliates of the SNH Entities; (c) a cash collateral deposit of $15.0 million and shares of the SNH Entities' stock, with a market value of $7.2 million, were retained by the SNH Entities; and (d) the Company agreed to manage the seventeen facilities transferred to the SNH Entities during a transition period, which ended December 31, 2000. Upon termination of the agreement relating to the management of these facilities, the Company had no further relationship with or obligations to the SNH Entities.

During the quarter ended December 31, 1999, the Company completed the sale of certain facilities and other assets, which resulted in a net gain on sale of assets of approximately $1.4 million. The Company also disposed of its remaining home health operations and recorded a net loss on disposal of assets of approximately $2.7 million during the fiscal year ended September 30, 2000.

Twenty-eight facilities were divested during the fiscal year ended September 30, 2000 reporting net revenue of approximately $87.1 million for the fiscal year ended September 30, 2000.

NOTE 7      REVENUE

Net revenue includes amounts payable for services rendered to patients from the federal government under Medicare, from the various states where the Company operates under Medicaid, and from private insurers and the patients themselves.

The sources and amounts of the Company’s patient revenue are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, payor mix, type of services rendered to the patient, and rates of reimbursement among payor categories (private/other, Medicare and Medicaid). Changes in the mix of the

Company’s patients among the private pay, Medicare and Medicaid categories, as well as changes in the quality mix, significantly affect the profitability of the Company’s operations.

The following is a summary of approximate net revenue by payor type for the periods indicated (in thousands of dollars):

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Medicaid	$574,283	$287,073	$223,834	$923,576	$956,290
Medicare	390,611	207,286	151,034	565,230	514,881
Private and other	218,763	107,078	83,283	383,329	408,136

Net revenue	$1,183,657	$601,437	$458,151	$1,872,135	$1,879,307

Balanced Budget Act and the Prospective Payment System

The Company derives a substantial portion of revenue from third-party payors, including the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements, could result in a substantial reduction in revenue and operating margins.

Prior to July 1, 1998, the Medicare program utilized a cost-based retrospective reimbursement system for SNFs, LTACs and home health agencies for reasonable direct and indirect allowable costs incurred in providing “routine service,” as well as capital costs and ancillary costs. For the Company, ancillary costs consisted of services performed by its pharmacy and therapy businesses, which were divested before the Company emerged from bankruptcy. The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs which affected the Company. Under the Medicare program, the new law required the establishment of a PPS for Medicare Part A SNF services, under which facilities are paid a flat federal per diem rate for virtually all covered services, including pharmacy and therapy.

PPS was phased in over four cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. As a result of the Company’s significant dependence on Medicare and Medicaid reimbursement, the introduction of PPS significantly reduced the per-patient reimbursement rate, resulting in lower per patient revenue.

The Balanced Budget Act also contained provisions affecting outpatient rehabilitation agencies and providers, including a 10.0% reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999 and the application of per beneficiary therapy caps then applicable to independent therapists to all outpatient rehabilitation services beginning in 1999. Specifically, the Balanced Budget Act imposed a per beneficiary cap of $1,500 per provider per therapy service provided, indexed for inflation. A moratorium on the therapy limitation expired at the end of calendar year 2002.

Likewise, the Balanced Budget Act required the Secretary of the Department of Health and Human Services to establish a PPS for home health services, to be implemented beginning October 1, 1999, but which was delayed until October 1, 2000. With regard to hospices, the Balanced Budget Act limited reimbursement by setting the payment rate increase at a market basket minus 1.0% for fiscal years 1998 through 2002.

The law also instituted a number of reforms of the hospice benefit, including a provision that hospices could be reimbursed based on the location where care is furnished (rather than the location of the hospice), effective for cost reporting periods beginning on or after October 1, 1997. Other provisions limited Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies. The Balanced Budget Act led to the divestiture or closure of the Predecessor Company’s pharmacy, therapy, home health and hospice operations as well as a significant reduction in the reimbursement received by the Company’s SNFs.

As a result of the impact of PPS on the long-term care industry, Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for SNFs under PPS. These bills were the Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. As of October 1, 2002, some of the temporary payment increases provided for in these Acts expired, which resulted in a loss of revenue and operating income for the Company of $8.8 million during the three months ended December 31, 2002 and is anticipated to result in a loss of an additional approximately $37.0 million in fiscal year 2003 and annually thereafter, assuming there is no further litigation providing for reimbursements relief and our patient census remains stable. This is referred to as the Medicare Reimbursement Cliff. Under these Acts, Congress also directed Centers for Medicare & Medicaid Services (“CMS”), to refine the payment system for certain medically complex, rehabilitation and high acuity patients and provided additional funding for those patients until the payment system is refined. Congress mandated that these refinements be “budget neutral.” For this reason, the PPS per diem rates have been temporarily increased for some patient categories. CMS recently announced that it was delaying the implementation of any further refinements to reimbursement rates until October 1, 2004, at the earliest. At such time, the per diem increases are expected to be eliminated. Although the refinements in the payment system are intended to result in a PPS that more appropriately reimburses providers for the services needed by certain payment categories, the Company is unable to predict whether or how revenue will be affected by this portion of the refined payment system. Additionally, it is not clear if the temporary increases for higher acuity patients will be included in the refined payment system.

The Balanced Budget Act also repealed the federal payment standard for Medicaid reimbursement levels, often referred to as the Boren Amendment, for hospitals and nursing facilities. By repealing the Boren Amendment, the Balanced Budget Act removed existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Since that repeal, many states have sought to lower their nursing home payment rates, and several have succeeded. Additionally, rising Medicaid costs and decreasing state revenue caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding as a means of balancing their state budgets.

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, or because additional documentation is necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance.

There is no assurance that adequate reimbursement levels will continue to be available for the services provided by the Company, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on the Company’s liquidity, financial condition and results of operations. It is possible that the combination of the effects of the Medicare Reimbursement Cliff, further refinements to the PPS Medicare reimbursement system that results in lower payments to the Company, increased staffing costs and cuts in state Medicaid funding could have a material adverse effect on the Company’s results of operations.

Regulation

In the ordinary course of business, the Company is regularly subject to inquiries, investigations and audits by federal and state agencies to determine if the Company is in compliance with regulations governing the operation of, and reimbursement for, SNFs and LTACs. These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under federal and/or state healthcare programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.

In addition, the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law, broadly defines the scope of prohibited physician referrals under federal healthcare programs to providers with which they have ownership or other financial arrangements. Many states have adopted, or are considering, legislative proposals similar to these laws, some of which extend beyond federal healthcare programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. There is no assurance that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of the Company’s arrangements are in violation of the provisions of such laws and regulations.

The regulatory environment surrounding the long-term care industry has intensified, particularly for large for-profit, multi-facility providers like the Company. In the State of Florida, for example, a new statute could be interpreted to require the state to revoke, absent sufficient mitigating factors, all licenses held by an entity even if only one facility has perceived regulatory deficiencies. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If the Company fails to comply, or is perceived as failing to comply, with the extensive laws and regulations applicable to its business, the Company could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to operations. In addition, the Company could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should the Company lose licenses or certifications for a number of facilities as a result of regulatory action or otherwise, the Company could be deemed to be in default under certain agreements, including agreements governing outstanding indebtedness.

The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. The failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of licenses or disqualification from participation in certain federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions could have a material adverse effect upon the operations and financial condition of the Company.

Private Third-Party Payors

Private third-party payors, which are parties responsible for the payment for medical services received by others, other than the Medicare and Medicaid programs, are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization reviews, or reviews of the propriety of, and charges for, services provided, and greater enrollment in managed care programs and preferred provider organizations. Preferred provider organizations are entities through which employer health plans and insurers can contract to purchase healthcare services from selected providers for their beneficiaries. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk associated with the provision of care.

The Company could be adversely affected by the continuing efforts of private third-party payors to contain the amount of reimbursement the company receives for healthcare services. There is no assurance that reimbursement payments under private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Future changes in the reimbursement rates or methods of private third-party payors or the implementation of other measures to reduce reimbursement for services could result in a substantial reduction in the Company’s revenue and a material adverse effect on the operations and financial condition of the Company.

Significant legal actions, which are commonplace in the healthcare service industry, could subject the Company to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect the Company’s liquidity and financial condition.

NOTE 8      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002, December 31, 2001 and September 30, 2001 consisted of the following (in thousands of dollars):

	Reorganized
	Company	Predecessor Company

	December 31,	December 31,	September 30,
	2002	2001	2001

Land	$82,796	$65,258	$65,665
Buildings and improvements	376,252	445,432	443,119
Leasehold improvements	22,646	53,878	53,600
Furniture, fixtures and equipment	80,260	164,133	163,435
Leased property under capital leases	31,733	41,190	41,152

Total	593,687	769,891	766,971
Less: Accumulated depreciation	(26,427)	(356,926)	(350,945)

	$567,260	$412,965	$416,026

The Company is developing and implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide more effective management of business operations. In June 2002 the Company established technological feasibility and the Company has capitalized $13.7 million of software development costs as of December 31, 2002. The costs are reported at the lower of unamortized cost or net realizable value and are included in furniture, fixtures and equipment above. Prior to June 2002, software development costs were expensed and are included in operating expenses in the accompanying consolidated statement of operations.

Depreciation expense, including amortization of assets under capital leases, related to property and equipment was $23.2 million for the eight months ended December 31, 2002, $11.7 million for the four months ended April 30, 2002, $8.3 million for the three months ended December 31, 2001 and $37.4 million and $32.3 million for the fiscal years ended September 30, 2001 and 2000, respectively. The carrying value of buildings and improvements has been reduced by $27.3 million in the three months ended December 31, 2002 related to the tangible asset impairment that was recorded according to the provisions of SFAS No. 144 (see Note 15).

NOTE 9      RESTRICTED INVESTMENTS

Restricted investments at December 31, 2002, December 31, 2001 and September 30, 2001 consisted of the following (in thousands of dollars):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Reorganized Company
December 31, 2002
Restricted by self insurance programs
U.S. Treasury Notes	$1,135	$50	$—	$1,185
Corporate debt securities	5,430	332	—	5,762
Mortgage-backed securities	4,008	241	—	4,249
Cash	707	—	—	707
Other	214	—	—	214

	11,494	623	—	12,117
Restricted by bank agreements
Cash collateral accounts	26,576	—	—	26,576

	$38,070	$623	$—	$38,693

Predecessor Company
December 31, 2001
Restricted by self insurance programs
U.S. Treasury Notes	$3,291	$48	$—	$3,339
Corporate debt securities	9,365	170	—	9,535
Mortgage-backed securities	5,022	74	—	5,096
Cash	1,164	—	—	1,164
Other	683	—	—	683

	19,525	292	—	19,817
Restricted by bank agreements
Cash collateral accounts	17,950	—	—	17,950

	$37,475	$292	$—	$37,767

September 30, 2001
Restricted by self insurance programs
U.S. Treasury Notes	$3,293	$47	$—	$3,340
Corporate debt securities	9,975	399	—	10,374
Mortgage-backed securities	4,440	129	—	4,569
Cash	1,137	—	—	1,137
Other	749	—	—	749

	19,594	575	—	20,169
Restricted by bank agreements
Cash collateral accounts	12,662	—	—	12,662

	$32,256	$575	$—	$32,831

Proceeds from the sales and maturities of investments were $10.3 million for the eight months ended December 31, 2002, $2.9 million for the four months ended April 30 2002, $2.7 million for the three months ended December 31, 2001 and $20.8 million and $16.8 million for the fiscal years ended September 30, 2001 and 2000, respectively.

The amortized cost and estimated fair value of debt securities and other investments at December 31, 2002, by contractual maturity, are shown below (in thousands of dollars). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

					Total
	Less than	1 to 5	5 to 10	After 10	Amortized
Amortized Cost	1 year	years	years	years	Cost

December 31, 2002
Restricted by self insurance programs
U.S. Treasury Notes	$334	$250	$551	$—	$1,135
Corporate debt securities	1,070	3,972	388	—	5,430
Mortgage-backed securities	231	2,470	1,036	271	4,008
Cash	707	—	—	—	707
Other	214	—	—	—	214

	2,556	6,692	1,975	271	11,494
Restricted by bank agreements
Cash collateral accounts	26,576	—	—	—	26,576

	$29,132	$6,692	$1,975	$271	$38,070

					Total
	Less than	1 to 5	5 to 10	After 10	Estimated
Estimated Fair Value	1 year	years	years	years	Fair Value

December 31, 2002
Restricted by self insurance programs
U.S. Treasury Notes	$334	$254	$597	$—	$1,185
Corporate debt securities	1,090	4,251	421	—	5,762
Mortgage-backed securities	236	2,576	1,164	273	4,249
Cash	707	—	—	—	707
Other	214	—	—	—	214

	2,581	7,081	2,182	273	12,117
Restricted by bank agreements
Cash collateral accounts	26,576	—	—	—	26,576

	$29,157	$7,081	$2,182	$273	$38,693

NOTE 10      DEBT

     Long-term debt is summarized in the following table (in thousands of dollars):

	Reorganized Company	Predecessor Company

	December 31,	December 31,	September 30,
	2002	2001	2001

Secured debt:
Senior Credit Facility:
Term Loans	$210,410	$—	$—
Second Priority Notes	150,000	—	—
Prepetition senior credit facilities	—	1,301,982	1,305,283
Non-recourse indebtedness of subsidiary	59,688	59,688	59,688
Mortgage notes payable and capital leases	64,664	127,442	128,478
Unsecured debt:
Prepetition senior subordinated debt, net of unamortized discounts	—	597,328	597,328
Prepetition notes payable and other unsecured debt	—	25,978	25,978

	484,762	2,112,418	2,116,755
Less: current maturities	(9,793)	—	—
Less: amounts subject to compromise	—	(2,052,730)	(2,057,067)

Long-term debt	$474,969	$59,688	$59,688

Interest paid by the Reorganized Company during the eight months ended December 31, 2002 was $23.9 million. Interest paid by the Predecessor Company was $2.8 million for the four months ended April 30, 2002, $3.5 million for the three months ended December 31, 2001 and $5.2 million for the fiscal year ended September 30, 2001. Interest paid by the Predecessor Company on prepetition indebtedness was $20.5 million during the year ended September 30, 2000, of which $15.6 million was paid prior to the Petition Date.

Senior Credit Facility

As previously noted, on the Effective Date and in connection with the consummation of the Joint Plan, the Company entered into the Senior Credit Facility with a syndicate of lenders consisting of: (i) an $85.0 million revolving credit facility (the “Revolving Credit Facility”); and (ii) a $212.0 million six-year term loan facility (the “Term Loans”). Outstanding amounts under the Senior Credit Facility bear interest, at the Company’s election, at a eurodollar rate or an alternate base rate, in each case, plus an applicable margin, which ranges from 1.25%-2.25% for base rate loans and 2.25%-3.25% for eurodollar loans. The interest rate on the Term Loans was 4.69% at December 31, 2002. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment in the future based upon a performance related grid.

The Senior Credit Facility is guaranteed by substantially all of the Company’s direct and indirect wholly owned subsidiaries and is secured by a perfected first priority lien or security interest (junior only to liens in connection with certain third-party mortgage loans and other permitted liens) in substantially all of the Company’s tangible and intangible assets. The Senior Credit Facility limits, among other things, the Company’s ability to incur additional indebtedness or contingent obligations, permit additional liens, make additional acquisitions, sell or dispose of assets, pay dividends on common stock and merge or consolidate with any other person or entity. In addition, the Senior Credit Facility, which contains customary representations and warranties, restricts the Company’s ability to borrow funds thereunder in the event the Company maintains in excess of a $25.0 million cash balance and requires the Company to maintain compliance with certain financial covenants, including minimum consolidated adjusted EBITDA (as defined in the Senior Credit Facility), maximum leverage ratios, minimum fixed charge coverage ratios and maximum capital expenditures.

The Revolving Credit Facility is available for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base calculation based upon both a percentage of the Company’s eligible accounts receivable and a percentage of the real property collateral value of substantially all of the Company’s SNFs. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2002, but approximately $22.6 million of letters of credit were outstanding under the Revolving Credit Facility on that date.

Proceeds of the Term Loans were used to fund the Company’s obligations under the Joint Plan and to pay in cash all or a portion of certain claims of pre-petition senior credit facility lenders and mortgage lenders. The Term Loans amortize in quarterly installments at a rate of 0.25% of the original principal balance, or $530,000, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at the Company’s option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment: (i) from the proceeds of certain asset sales which are not used within 180 days of receipt to acquire long-term useful assets of the general type used in the Company’s business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which are not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in the Company’s business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of the Company’s consolidated excess cash flow (as defined in the Senior Credit Facility).

The Senior Credit Facility has been amended to, among other things, defer the Company’s obligation to hedge its variable rate interest exposure until the earlier of October 15, 2003, or 10 business days after the Company receives notice from the Administrative Agent for the Senior Credit Facility (the “Administrative Agent”) that the three-month eurodollar rate is at least 3% per annum.

The Company was in violation of its maximum capital expenditures covenant for the eight months ended December 31, 2002. That event of default was waived by the Senior Credit Facility lenders in the Second Amendment and Limited Waiver to Credit and Guaranty Agreement, dated as of March 31, 2003 (the “Second Amendment”). The Second Amendment also amended the terms of certain of the financial covenants and the interest rate contained in the Senior Credit Facility.

The Company incurred deferred financing costs of approximately $6.4 million related to the Senior Credit Facility. For the eight months ended December 31, 2002, $0.7 million of these costs were amortized as an increase in interest expense using the straight-line method.

Second Priority Notes

As previously noted, on the Effective Date, and in connection with the consummation of the Joint Plan, the Company entered into an indenture (the “Indenture”) with The Bank of New York, as Trustee, pursuant to which the Company issued the Second Priority Notes in the aggregate principal amount of $150.0 million. The Second Priority Notes bear interest at the three month London Interbank Offered Rate (“LIBOR”) plus 550 basis points (6.90% at December 31, 2002) and mature on May 13, 2009. The Second Priority Notes are secured by a junior lien on substantially all of the Company’s tangible and intangible assets, subject to liens granted to the lenders’ interest in the Senior Credit Facility, liens granted to secure certain third-party mortgage loans and other permitted liens. The Second Priority Notes may be prepaid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. The Indenture includes affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries.

Non-Recourse Indebtedness of Subsidiary

One of the Company’s wholly owned subsidiaries, Professional Health Care Management, Inc. (“PHCMI”), is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc. (“Omega”) that was restructured as part of the Chapter 11 Cases. The loan (the “Omega Loan”) bears interest at a rate of 11.57% per annum, and provides for interest only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option, or more specifically a “payer swaption.” The fair market value of the payer swaption has been separated from the Omega Loan and recorded as an asset at current market value. Prior to maturity, the Omega Loan is not subject to prepayment at the option of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004), and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest. Omega is also entitled to receive an annual amendment fee equal to 25% of the annual free cash flow from the Omega Facilities (as defined below).

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

Other Indebtedness

All of the Company’s mortgages are secured by the underlying property. These loans bear interest at rates ranging from 8.3% to 9.0% per annum, with terms expiring from March 2009 to November 2030.

In addition, the Company leases certain equipment, land, and buildings under capital leases. Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease (see Note 18).

Scheduled Maturities of Long-Term Debt

     The scheduled maturities of long-term debt are as follows (in thousands of dollars):

Reorganized
Company
December 31,
2002

Year 1	$9,793
Year 2	8,939
Year 3	21,034
Year 4	10,363
Year 5	3,345
Thereafter	431,288

$484,762

At December 31, 2002, the Company had total outstanding letters of credit aggregating approximately $25.6 million, of which $3.0 million were issued prior to the Effective Date and were collateralized with approximately $3.2 million of cash in accordance with the Joint Plan. The remaining $22.6 million in letters of credit were issued after the Effective Date pursuant to the Senior Credit Facility and are not cash collateralized or drawn upon as of December 31, 2002.

Prepetition Debt – Predecessor Company

In connection with the Chapter 11 Cases, no principal or interest payments were made on the Company’s prepetition indebtedness with the exception of repayments made against the Company’s prepetition senior credit facilities primarily as a result of the application of a portion of the cash proceeds received from the sale of certain facilities and other assets and adequate protection payments with regard to certain mortgaged facilities and capital leases.

Debtor-in-Possession Financing Agreements – Predecessor Company

On the Petition Date, the Bankruptcy Court entered orders approving: (i) a $100.0 million debtor-in-possession financing facility for the MPAN Debtors (the “MPAN DIP Financing”) from a syndicate of lenders led by JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank, “Chase”), which was subsequently replaced by Foothill Capital Corporation as administrative agent; and (ii) a $50.0 million debtor-in-possession financing facility for the MHG Debtors (the “MHG DIP Financing” and, together with the MPAN DIP Financing, the “DIP Financings”) from a syndicate of lenders led by PNC Bank, National Association (“PNC”). In January 2001, the commitment under the MPAN DIP Financing was reduced from $100.0 million to $50.0 million, and the commitment under the MHG DIP Financing was reduced from $50.0 million to $25.0 million. The DIP Financings, and their related liens, were terminated on the Effective Date, at which time there were no outstanding borrowings. Approximately $12.6 million in outstanding letters of credit issued for the account of the Debtors under the DIP Financings prior to the Effective Date remained outstanding, and were cash collateralized in accordance with the Joint Plan. As of December 31, 2002, all such letters of credit (except for one $3.0 million letter of credit) had been replaced by non-cash collateralized letters of credit issued under the Revolving Credit Facility. After receiving notice of non-renewal, the beneficiary of the $3.0 million letter of credit drew that letter of credit on or about January 8, 2003; accordingly, this letter of credit is no longer outstanding.

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

NOTE 11           STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 80,000,000 shares of New Common Stock that are authorized to be issued, of which 20,000,000 were issued and outstanding following the initial distribution of New Common Stock in accordance with the Joint Plan. Up to 2,153,022 additional shares of New Common Stock may be issued in the future upon the exercise of options granted or to be granted according to the provisions of the Company’s stock option plans (see Note 13). The issued and outstanding shares of New Common Stock are validly issued, fully paid and nonassessable. New Common Stock holders are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders and are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. There is no cumulative voting in the election of directors. The Reorganized Company’s Senior Credit Facility and the Indenture contain negative covenants that impose restrictions on, among other things, the Company’s ability to pay dividends. The Reorganized Company does not plan to pay dividends on the New Common Stock for the foreseeable future. In the event of a liquidation, dissolution or winding up of the Company, holders of New Common Stock will have the right to receive all assets available for distribution to stockholders (after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding). The New Common Stock holders have no preemptive rights and no rights to require the redemption of the New Common Stock.

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

NOTE 12           INSURANCE RISKS

Insurance related costs in the long-term care industry, including PL/GL, workers’ compensation and directors and officers liability programs, continue to rise at a dramatic rate. Costs for PL/GL programs are of particular concern in Florida and Texas where the Company maintains significant operations. Significant increases in the frequency and severity of PL/GL claims also continues. Insurance markets have responded to this significant increase by severely restricting the availability of PL/GL insurance coverage. As a result of these changes, fewer companies are engaged in insuring long-term care companies for PL/GL losses, and those that do offer insurance coverage do so at a very high cost. These increases have already had an adverse effect on the Company’s operations. No assurance can be given that the Company’s PL/GL costs will not continue to rise, or that PL/GL coverage will be available to the Company in the future. In the event that PL/GL insurance coverage becomes cost prohibitive to maintain, or unavailable in some markets, the Company may be forced to re-evaluate its continued operations in these markets.

The Company currently maintains two wholly owned captive insurance subsidiaries, MPN Insurance Company, Ltd. (“MPN Insurance”) and GCI Indemnity, Inc. (“GCI Indemnity”) to provide for reinsurance obligations under workers’ compensation, PL/GL and automobile liability for losses that occurred prior to April 1, 1998. Pursuant to the reinsurance agreements, MPN Insurance and GCI Indemnity are responsible to pay all losses that were incurred by the company issuing the policies. The maximum loss exposure for both captives is fully funded. Under the reinsurance agreements, GCI Indemnity is collateralized through a security trust account, which has been designated as restricted investments to pay for claims during the applicable policy periods. Restricted investments designated to pay such claims had an estimated fair value of $12.1 million, $19.8 million and $20.2 million at December 31, 2002, December 31, 2001 and September 30, 2001, respectively (see Note 9).

Total insurance reserves at December 31, 2002 included in the accompanying consolidated balance sheet are: (i) short-term reserves of $28.7 million, which are included in accrued insurance obligations; and (ii) long-term reserves of $195.6 million, which are included in long-term insurance reserves. Provisions for such risks were approximately $74.3 million for the eight months ended December 31, 2002, $39.9 million for the four months ended April 30, 2002, $31.1 million for the three months ended December 31, 2001, and $118.4 million and $104.4 million for the fiscal years ended September 30, 2001 and 2000, respectively. In the three months ended December 31, 2002, the Company deposited $10.0 million into an escrow account to pay future costs associated with PL/GL.

NOTE 13           STOCK OPTION PLANS

2002 Stock Incentive Plan

On May 16, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan. This plan is intended to meet the requirements of the federal tax provisions contained in Section 162(m) of the Internal Revenue Code. The purpose of the 2002 Stock Incentive Plan is to allow the Company to attract and retain qualified officers and key employees and to provide these individuals with an additional incentive to devote themselves to the Company’s future success. Additionally, the Company believes that awards under the 2002 Stock Incentive Plan will more closely align the interests of the Company’s personnel with the interests of the Company’s stockholders.

A total of 1,978,022 shares of common stock are reserved for issuance under the 2002 Stock Incentive Plan. At December 31, 2002, there were options to purchase 1,673,060 shares of New Common Stock outstanding under this plan. The number of shares of New Common Stock reserved is subject to adjustment in the event of stock dividends, stock splits, recapitalizations, or similar events. Each option granted has a term of ten years. Options granted to key employees vest in equal annual installments over four years except that options to purchase 439,560 shares of New Common Stock granted to the Reorganized Company’s Chief Executive Officer vest at the rate of 8.33% per calendar quarter, with any remaining options vesting at the end of three years. The Compensation Committee of the Board of Directors administers the plan and determines the persons to whom, and the times at which, awards will be granted, the types of awards to be granted and all other related terms and conditions of the awards, subject to any limitations in the plan. The terms and conditions of each award are set forth in written agreements with each participant.

All officers and key employees of the Company and its affiliates are eligible to participate in the 2002 Stock Incentive Plan. Currently, approximately 100 individuals participate in this plan. The plan provides for awards in the form of qualified and non-qualified stock options, stock appreciation rights, shares of restricted stock, stock grants and performance share awards.

The exercise price per share of any stock option must be less than or equal to the fair market value of a share of New Common Stock at the time of grant. No participant may receive stock options or stock appreciation rights under the 2002 Stock Incentive Plan in any calendar year for more than 439,560 shares.

2002 Outside Directors’ Stock Option Plan

On May 16, 2002, the Board of Directors adopted the Mariner Health Care, Inc. 2002 Outside Directors’ Stock Option Plan (the “2002 Outside Directors’ Plan”). The 2002 Outside Directors’ Plan provides the Company with the ability to grant each non-employee director non-qualified stock options to purchase shares of New Common Stock with an option exercise price less than or equal to the fair market value of these shares at the date of grant. This plan is administered by the Compensation Committee of the Board of Directors which has the authority in its sole discretion to interpret, grant options under, make all other determinations and take all other actions it deems necessary or advisable for the implementation and administration of the 2002 Outside Directors’ Plan or any agreements thereunder. The terms and conditions of each award made under the 2002 Outside Directors’ Plan are set forth in individual non-qualified stock option agreements.

A total of 175,000 shares of New Common Stock are reserved for issuance under the 2002 Outside Directors’ Plan. At December 31, 2002, all of these options had been granted and were outstanding. Options granted to non-employee directors were 25% vested on the date of grant, with the remaining options vesting in equal annual installments over three years. The number of shares of New Common Stock reserved is subject to adjustment in the event of stock dividends, stock splits, recapitalizations or similar events.

The table below presents the stock option plans for the Reorganized Company.

	Eight Months Ended
	December 31, 2002

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at the Effective Date	—	$—
Granted	1,885,560	20.12
Exercised	—	—
Forfeited	(37,500)	20.12

Outstanding at end of year	1,848,060	$20.12

Exercisable at end of year	153,595	$20.12

Weighted average fair value of options granted during the year		$10.80

Weighted average contractual life at December 31, 2002		9.4 years

Predecessor Company

The Predecessor Company had stock options plans for key employees and non-employee directors which authorized the granting of incentive stock option, nonqualified options or a combination of the forgoing to purchase up to approximately 10 million shares of the Predecessor Company’s common stock. Generally, the exercise price of each option equaled the fair market value of the Company’s common stock on the date of grant and an option’s maximum term was ten years after the date of grant.

The table below presents the stock option plans for the Predecessor Company. The Predecessor Company’s stock option plans, and all options outstanding, thereunder, were cancelled on May 13, 2002 upon emergence from bankruptcy.

Predecessor Company

	Four Months		Three Months
	Ended		Ended		Fiscal Year Ended September 30,
	April 30,		December 31,
	2002		2001		2001		2000

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,999,246	$7.57	2,111,746	$7.57	3,999,936	$9.67	4,624,264	$9.14
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	(112,500)	7.60	(1,888,190)	16.35	(624,328)	5.74

Outstanding at end of period	1,999,246	$7.57	1,999,246	$7.57	2,111,746	$7.57	3,999,936	$9.67

Exercisable at end of period	1,489,204	$8.88	1,461,871	$8.88	1,441,371	$8.39	2,691,311	$11.33

	$0.75 -		$0.75 -		$0.75 -		$0.75 -
Price range	$46.45		$46.45		$46.45		$46.45

Weighted average fair value of options granted during the period		—		—		—		—

NOTE 14           EMPLOYEE RETIREMENT PLANS

The Company sponsors various defined contribution retirement plans for the benefit of employees. Company contributions to these plans represent a matching percentage of certain employee contributions, which for certain plans is subject to management’s discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all of its defined contribution retirement plans was $2.0 million for the eight months ended December 31, 2002, $0.9 million for the four months ended April 30, 2002, $0.8 for the three months ended December 31, 2001 and $3.1 million and $3.6 million for the fiscal years ended September 30, 2001 and 2000, respectively.

NOTE 15           IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value of the Reorganized Company that could not be attributed to specific tangible or identified intangible assets upon emergence from bankruptcy (see Note 4).

The Company retained an independent expert to assist in the determination of the reasonableness of the carrying value of the reorganization value in excess of amounts allocable to identifiable assets and the related tangible assets to comply with the annual impairment requirements of SFAS No. 142 and SFAS No. 144.

SFAS No. 142 requires testing of the intangible assets for impairment on an annual basis and more frequently in certain circumstances. When impairment is indicated, the intangible asset must be written down, rather than amortized, as required before January 1, 2002. Prior to testing intangible assets for impairment, the tangible assets must be tested for impairment under SFAS No. 144.

The impairment test under SFAS No. 144 was a two-step process. It required developing cash flow projections for each of the Company’s SNFs and LTACs. In the first step, these undiscounted cash flows were compared to the carrying value of the tangible assets. Impairment was indicated at certain SNFs and LTACs based on the lower than expected future cash flows, due in part to the expected reduction in revenue for 2003 that resulted from the October 1, 2002 expiration of the temporary increase in the Medicare reimbursement rates. When and if a facility’s undiscounted cash flows were less than the carrying value of the tangible assets, an impairment of the tangible assets at the facility was indicated. This required the second step of the test to be performed.

In the second step, discounted cash flows for the facilities were calculated and the carrying values of the tangible assets were reduced to the fair value. After the impaired tangible assets were reduced to their fair values, the impairment test of the intangible assets was performed.

The impairment test under SFAS No. 142 was a two-step process that required intangible assets to be evaluated at the reporting unit level. In the first step, the fair value of the reporting unit was determined based on the market value, local market conditions and lower than expected future cash flows. This fair value was then compared with the carrying value of the reporting unit. If the fair value of the reporting unit was less than the carrying value of the reporting unit, an impairment of the intangible asset was possible, and the second step of the test was performed. In the second step, the implied fair value of the intangible asset was compared with the carrying value of the intangible asset and an impairment loss was recognized to the extent that the carrying value exceeded the implied fair value.

The total impairment for the eight months ended December 31, 2002 was $84.6 million and was recorded in the three months ended December 31, 2002. The impairment charges consisted of $57.3 million for the reorganization value in excess of amounts allocable to identifiable assets according to the provisions of SFAS No. 142 and $27.3 million for property and equipment according to the provisions of SFAS No. 144. Both impairment charges were incurred by reporting units in the nursing home services reportable segment as defined in SFAS No. 131.

Prior to January 1, 2002, SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of” (“SFAS No.121”), was the authoritative guidance for the impairment of long-lived assets. SFAS No. 121 required impairment losses to be recognized for long-lived assets when indicators of impairment were present and the undiscounted cash flows were not sufficient to recover the assets’ carrying amount.

The revenue recorded by the Company in its nursing facilities under PPS is substantially less than the cost-based reimbursement that was previously received. The implementation of PPS resulted in a greater than expected decline in reimbursement for nursing home services and in the demand and market rates for the Company’s pharmacy services. Management determined these revenue declines were other than temporary and were expected to have a material adverse effect on future revenue and cash flow.

In the fourth quarter of the fiscal year ended September 30, 2000, the Company recorded an impairment charge based on a detailed analysis of the Company’s long-lived assets and their estimated cash flows. This analysis resulted in the identification and measurement of an impairment loss of approximately $19.4 million relating principally to several nursing facilities with cash flow losses or where projected cash flows were not sufficient to recover the carrying amount of the long-lived assets. The impairment loss was comprised of $12.1 million of goodwill and $7.3 million of property and equipment.

Each analysis included management’s estimate of the undiscounted future cash flows to be generated by these assets with a comparison to their carrying values. If the undiscounted future cash flow estimates were less than the carrying value of the asset, then the carrying value was written down to the estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on either management’s estimate of fair value, present value of future cash flows or market value less estimated cost to sell for certain facilities to be disposed.

NOTE 16      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, ''Earnings per Share’’ (in thousands, except per share data):

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Numerator for basic and diluted income (loss) per share:
(Loss) income from continuing operations	$(58,314)	$1,404,873	$3,497	$(34,062)	$(56,280)
Discontinued operations:
Income (loss) from operations of discontinued pharmacy operations	—	—	898	667	(2,705)
Gain on sale of discontinued pharmacy operations	—	29,082	—	—	—

Net (loss) income	$(58,314)	$1,433,955	$4,395	$(33,395)	$(58,985)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	20,000	73,688	73,688	73,688	73,688
Effect of dilutive securities — stock options	—	—	—	—	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	20,000	73,688	73,688	73,688	73,688

Earnings (loss) per share — basic and diluted:
(Loss) income from continuing operations	$(2.92)	$19.07	$0.05	$(0.46)	$(0.76)
Discontinued operations:
Income (loss) from operations of discontinued pharmacy operations	—	—	0.01	0.01	(0.04)
Gain on sale of discontinued pharmacy operations	—	0.39	—	—	—

Net (loss) income per share	$(2.92)	$19.46	$0.06	$(0.45)	$(0.80)

The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

NOTE 17      INCOME TAXES

     The provision (benefit) for income taxes is presented in the table below (in thousands of dollars):

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000
Current:
Federal	$—	$—	$—	$(7,607)	$(19,374)
State and local	450	—	—	2,800	—

	450	—	—	(4,807)	(19,374)
Deferred:
Federal	884	—	—	—	—
State and local	(324)	—	—	—	—

	560	—	—	—	—

Total	$1,010	$—	$—	$(4,807)	$(19,374)

     The provision (benefit) for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax income as a result of the following:

	Reorganized
	Company	Predecessor Company

	Eight Months	Four Months	Three Months
	Ended	Ended	Ended	Fiscal Year Ended September 30,
	December 31,	April 30,	December 31,
	2002	2002	2001	2001	2000

Federal statutory income tax rate	(35.0)%	35.0%	35.0%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from
State and local taxes, net of federal tax benefits	0.2	1.0	2.8	5.9	(1.6)
Permanent book/tax differences
Goodwill amortization	—	—	13.1	7.7	—
Cancellation of indebtedness	—	(25.5)	—	—	—
Impairment of long-lived assets	35.0	—	—	—	5.5
Fresh start	—	(2.6)	—	—	—
Other permanent items	1.6	(0.1)	1.1	2.0	1.6
Realization of benefit of carryback	—	—	—	(19.9)	(24.8)
Change in valuation allowance	—	(7.8)	(52.0)	26.8	29.5

Effective tax rate	1.8%	0.0%	0.0%	(12.5)%	(24.8)%

The components of the net deferred tax assets are as follows (in thousands of dollars):

	Reorganized
	Company	Predecessor Company

	December 31,	December 31,	September 30,
	2002	2001	2001

Deferred tax liabilities:
Amounts relating to property and equipment	$(3,717)	$—	$—
Deferred tax assets:
Allowance for bad debts and other current asset valuation	29,043	36,174	44,375
Amounts relating to property and equipment	—	69,887	71,995
Payroll benefits	11,397	13,356	16,045
Restructuring reserves	1,457	—	—
Intangibles	46,560	16,743	16,743
NOL carryforwards	414,203	320,461	316,610
Accrued expenses	505	8,033	7,542
Tax credits	212	14,280	14,013
Insurance	87,420	31,206	24,852
Medicare timing differences	1,937	8,790	8,272
Other miscellaneous	7,051	4,137	4,629

Total deferred tax assets	599,785	523,067	525,076

Net deferred tax assets/liabilities	596,068	523,067	525,076
Less: valuation allowance	(596,068)	(523,067)	(525,076)

Net deferred tax assets	$—	$—	$—

Federal and state income tax payments made for the eight months ended December 31, 2002 and four months ended April 30, 2002 were $0.4 million and $0.1 million, respectively. Additionally, payments were $2.1 million, $0.8 million and $0.6 million for the three months ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000, respectively.

The Company received tax refunds of $10.3 million for the eight months ended December 31, 2002, which were reflected as a reduction of reorganization value in excess of amounts allocated to identifiable assets. Additionally, refunds received were $5.1 million, $4.0 million and $21.9 million for the three months ended December 31, 2001 and fiscal years ended September 30, 2001 and 2000, respectively.

The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code (“Section 382”), which imposes annual limitations on the utilization of loss carryforwards after certain ownership changes. However, if certain historical creditor tests are met, the annual limitation imposed by Section 382 resulting from the reorganization will not apply. The Company believes it meets the required tests but is currently in the process of a more complete analysis. If the tests are met, the net operating losses (“NOLs”) must be reduced by interest deducted for income tax purposes for the period from October 1, 1998 through the emergence date on indebtedness that was converted into stock pursuant to the Joint Plan.

In connection with the bankruptcy reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization of the Company under the Bankruptcy Code. However, the Company will be required pursuant to Section 108 of the Internal Revenue Code to reduce its tax attributes including: (a) NOLs; (b) tax credits; and (c) tax bases in assets in an amount equal to such gain on extinguishment. The Company currently estimates that the NOLs will be reduced by approximately $606.2 million pursuant to the provisions of Sections 382 and 108 as discussed above if the Company meets the requirements of Section 382(l)(5). If those requirements are not met, the provisions of Section 382 (l)(6) would impose an annual limitation on the future utilization of NOLs equal to approximately $20.2 million per year. The Company has approximately $641.5 million of NOL carryforwards after the aforementioned reductions as of December 31, 2002, which will expire at various dates through 2022.

The Company has established a valuation allowance to completely offset its net deferred tax assets because the Company believes the deferred tax assets will not be recognized under the “more likely than not” standard. As the pre-emergence net deferred tax assets are realized, a reduction in the valuation allowance established in connection with fresh-start reporting will be recorded. Pursuant to SOP 90-7, the reduction in this valuation allowance will first reduce reorganization value in excess of amount allocable to identified assets recorded in fresh-start reporting and other intangible assets, with any excess being treated as an increase to capital in excess of par value. As of December 31, 2002, the Company had reduced the valuation allowance established in fresh-start reporting by approximately $0.6 million, which resulted in a corresponding reduction to reorganization value in excess of amounts allocable to identifiable assets.

NOTE 18 COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2002, certain of the Company’s facilities were held under operating or capital leases. The capital leases expire at various times from 2004 through 2010 and certain of them have multiple five year renewal options. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at a predetermined option price within the respective lease agreement. The carrying value of assets secured by capital leases are summarized as follows (in thousands of dollars):

	Reorganized
	Company	Predecessor Company

	December 31,	December 31,	September 30,
	2002	2001	2001

Facilities operating under capital leases	$31,733	$41,190	$41,152
Less: Accumulated amortization	(861)	(13,729)	(12,996)

	$30,872	$27,461	$28,156

The Predecessor Company previously entered into a $100.0 million leasing program (the “Synthetic Lease”) to be used as a funding mechanism for future assisted living and skilled nursing facility construction, lease conversions, and other facility acquisitions. Upon the Company’s emergence from bankruptcy, the Company purchased the facilities under the Synthetic Lease.

The Synthetic Lease was an unconditional “triple net” lease for a period of seven years (beginning in September 1996) with the annual lease obligation a function of the amount spent by the lessor to acquire or construct the project, a variable interest rate, and commitment and other fees. The Predecessor Company guaranteed a minimum of approximately 83% of the residual value of the leased property and also had an option to purchase the properties at any time prior to the maturity date at a price sufficient to pay the entire amount financed, accrued interest, and certain expenses. The Synthetic Lease was accounted for as an operating lease. The Synthetic Lease was amended on December 23, 1998 to mirror certain changes made to the Company’s prepetition senior credit facility and subsequently amended in May 1999 to reduce the commitment from $100.0 million to $80.0 million. The Synthetic Lease contained customary covenants that, among other things, required maintenance of certain financial ratios and limited amounts of additional debt and repurchases of common stock.

Beginning on September 30, 1999, the Predecessor Company was in violation of certain of these financial covenants and, as a result, could not make additional borrowings under the Synthetic Lease. The Predecessor Company ceased making rent payments under the Synthetic Lease in November 1999. The automatic stay protection afforded by the Chapter 11 Filings prevented any action from being taken outside the Chapter 11 Cases with respect to any defaults that existed under the Synthetic Lease unless otherwise determined by the Bankruptcy Court. One consequence of the defaults under the Synthetic Lease was that the lessor under the Synthetic Lease, FBTC Leasing Corp., had been unable to make additional borrowings under the related credit facility and make such proceeds available for the completion of the five facilities then currently under construction. Under the terms of the DIP Financing, the Company was permitted to borrow and spend up to $8.8 million to complete such facilities. As part of the Joint Plan, the Synthetic Lease was unwound and the Synthetic Lease facilities were conveyed to the Company’s subsidiaries operating those facilities.

     Rental expense, net of sublease rental income for all operating leases was $29.7 million for the eight months ended December 31, 2002, $15.6 million for the four months ended April 30, 2002, $12.1 million for the three months ended December 31, 2001 and $62.8 million and $80.6 million for the fiscal years ended September 30, 2001 and 2000, respectively. Certain of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to twenty years), purchase options and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates or at amounts specified in the lease agreement. Sublease rental income was $2.0 million for the eight months ended December 31, 2002, $0.8 million for the four months ended April 30, 2002, $0.8 million for the three months ended December 31, 2001 and $4.6 million and $6.1 million for the fiscal years ended September 30, 2001 and 2000, respectively. Contingent rent, based primarily on revenue, was $0.6 million for the eight months ended December 31, 2002, $0.3 million for the four months ending April 30, 2002, $0.3 million for the three months ended December 31, 2001 and $2.1 million and $3.4 million for the fiscal years ended September 30, 2001 and 2000, respectively.

     The table below presents a schedule of future minimum rental commitments and sublease income under noncancelable leases as of December 31, 2002 (in thousands of dollars):

		Sublease
	Operating	Income	Capital

2003	$33,578	$(1,930)	$10,837
2004	30,361	(1,930)	9,507
2005	25,323	(1,844)	20,577
2006	19,884	(1,586)	9,084
2007	17,006	(1,586)	1,821
Subsequent years	63,877	(8,039)	12,722

Total minimum rental obligations	$190,029	$(16,915)	64,548

Less amount representing interest			(11,304)

Present value of capital leases			53,244
Less: Current portion			(7,522)

Long-term portion			$45,722

Casualty Gain

During the four months ended April 2002, the Predecessor Company recorded a net gain of approximately $1.5 million relating to certain owned and leased facilities that were damaged by floods. The net gain is included in other income and is comprised of a gain of approximately $14.4 million relating to owned and capital leased facilities, whose net carrying value was less than the insurance proceeds expected to be received, offset by a loss of approximately $12.9 million relating to operating leased facilities whose estimated costs to repair are in excess of the expected insurance proceeds to be received. Approximately $13.4 million of insurance proceeds have been received as of December 31, 2002.

Litigation

From time to time, the Company has been party to various legal proceedings in the ordinary course of business. As is typical in the healthcare industry, the Company is and expects to remain subject to claims that its services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The healthcare industry in general continues to experience an increasing trend in the frequency and severity of litigation and claims.

In some states in which the Company has significant operations, insurance coverage for the risk of punitive and certain other damages arising from general and professional liability litigation may not be available in some circumstances. There can be no assurance that it will not be liable for punitive or other damages awarded in litigation for which insurance coverage is not available. The Company also believe that there has been and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. While the Company believes that it provides quality care to patients in the Company’s facilities and materially complies with all applicable regulatory requirements, an adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s financial condition.

On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal Surplus Lines Insurance Company (“Royal”), commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two PL/GL policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior liability insurance carriers, Northfield Insurance Company (“Northfield”), moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was subsequently granted.

Prior to the parties engaging in any significant discovery, they agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, the Company agreed to dismiss its counterclaim without prejudice, and Royal and the Company agreed to work together to resolve claims in an alternative dispute resolution procedure. Northfield did not agree to dismiss its complaint in intervention. Accordingly, Northfield and the Company are currently engaging in discovery.

In August 2002, the Company filed a complaint in the State Court of Fulton County, Georgia against PricewaterhouseCoopers, LLP (“PWC”), and several former officers of MHG (the “Individual Defendants”). The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary duty against PWC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon Health Network, Inc. Other claims arise from duties that the Company believes the Individual Defendants breached as officers of MHG and MPAN, Paragon’s successor following the MHG acquisition. In the Fulton County action, the Company is seeking actual damages, including compensatory, consequential and punitive damages in an amount to be determined at trial. Discovery is in the early stages.

In response to the action the Company commenced in Fulton County, the Individual Defendants filed an action in Chancery Court in Delaware in September 2002 styled Stratton et al. v. Mariner Health Care, Inc., United States Bankruptcy Court for the District of Delaware. Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary Nos 02-5604 and 02-5606. In the Chancery Court action, the Individual Defendants generally claim they are not liable for the claims asserted in the Fulton County action and that the Company is contractually and statutorily obligated to indemnify them against the claims in the Fulton County action. The Company removed the Chancery Court action to the Bankruptcy Court. After removal, the Company answered the complaint and filed counterclaims. The Individual Defendants moved to remand the action back to the Chancery Court. The Company opposed the motion, which is pending.

After the Individual Defendants filed the Chancery Court action, the Company also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary No. 02-05598 (consolidated with Adversary No. 02-05599). In this enforcement action, the Company generally allege that it does not have any obligation to indemnify the Individual Defendants. The Individual Defendants filed counterclaims generally alleging that the Company has an obligation to indemnify them against the claims in the Fulton County action and that the Company is estopped from asserting those claims. The Company moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, which is pending. Discovery is in the early stages.

After the Company filed the Fulton County action, former members of MHG’s board of directors filed an action in the Superior Court of Cobb County, Georgia (the “Cobb County action”) against PWC and the Individual Defendants based on claims arising out of MHG’s acquisition of Convalesant Services, Inc. in 1995 because of the Individual Defendants’ and PwC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200 million. The Individual Defendants added the Company as a third-party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action. The Cobb County action is in the early stages of discovery.

While the Company is not able to predict the outcome of any of these matters, based on currently available facts the Company does not believe that the resolution of any of these proceedings will have a material adverse effect on its financial condition or results of operations.

Global Settlement

The Company has reached a settlement with the United States to resolve certain United States Claims (as defined below) against the Company that arose prior to the Petition Date. This settlement is referred to as the Global Settlement. United States Claims are those claims or causes of action asserted by or on behalf of the United States seeking remedies of any kind: (i) under the False Claims Act, the Civil Monetary Penalties Law, and the Program Fraud Civil Remedies Act and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, the TRICARE Program, or any other federal health program; (iii) for specified civil monetary penalties; (iv) arising under any provider or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid and other federal health programs. The Global Settlement was approved by the Bankruptcy Court and became effective on April 3, 2002.

Under the Global Settlement: (i) all Medicare claims and debts arising prior to the Petition Date were released as between CMS and the Company; (ii) the United States approved a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle (the “Prudent Buyer Settlement”); (iii) the Company waived its rights to collect any amounts due under the Prudent Buyer Settlement; (iv) CMS adjusted specified Medicare PPS base year cost reports to accurately calculate PPS rates; (v) CMS agreed to pay the Company $3.0 million; (vi) the Department of Justice released the Company from certain “covered conduct” alleged within six qui tam lawsuits and other disputes under the Federal False Claims Act; (vii) the Company agreed to be responsible for any attorney fees sought by qui tam relators’ counsel; (viii) the United States waived any claims for (a) Medicare reimbursement for two voluntary disclosures made by the Company to the United States and (b) Medicare reimbursement related to an Office of Inspector General (the “OIG”), investigation; (ix) the Company agreed to enter into the Corporate Integrity Agreement with the OIG; (x) the Company rejected and terminated specified provider agreements for discontinued operations; (xi) the Company agreed to a list of facilities that are covered by the Global Settlement; (xii) all cost years ending on or before the Petition Date were fully and finally resolved by the Global Settlement; (xiii) for cost years that span the Petition Date, CMS agreed to settle the cost reports for these years, and the Company retained its rights to appeal or request the reopening of such years, but any relief awarded relating to those years will be pro-rated so that the prepetition portion is waived and the post petition portion is preserved; and (xiv) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company agreed to pay any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

In accordance with accounting principles generally accepted in the United States, the Company recorded a charge of approximately $33.4 million relating to the Global Settlement in its consolidated statement of operations for the fourth quarter of the fiscal year ended September 30, 2001.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based upon the current level of interest rates for similar debt. Due to the commencement of the Chapter 11 Cases, fair values at December 31, 2001 and September 30, 2001 for the Predecessor Company’s outstanding debt instruments were unable to be estimated.

The estimated values of the Company’s financial instruments are as follows (in thousands of dollars):

	Reorganized Company		Predecessor Company

	December 31,		December 31,		September 30,
	2002		2001		2001

	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$38,618	$38,618	$213,740	$213,740	$209,050	$209,050
Restricted investments	$38,693	$38,693	$37,767	$37,767	$32,831	$32,831
Total long-term debt	$484,762	$487,558	$2,112,418	N/A	$2,116,755	N/A

NOTE 20      CONCENTRATIONS OF RISK

A significant portion of the Company’s revenue is received from the Medicare and Medicaid programs. The healthcare industry is experiencing the effects of the federal and state governments’ trend toward cost containment as government and other third-party payors seek to impose lower reimbursement and utilization rates as well as negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company.

As a result of the impact of PPS on the long-term care industry, Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for SNFs under PPS. These bills were the Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. As of October 1, 2002, some of the temporary payment increases provided for in these Acts expired, which resulted in a loss of revenue and operating income of $8.8 million during the three months ended December 31, 2002 and is anticipated to result in a loss of an additional approximately $37.0 million in fiscal year 2003 and annually thereafter, assuming there is no further mitigating legislation providing for reimbursement relief and patient census remains stable. Under these Acts, Congress also directed CMS to refine the payment system for certain medically complex, rehabilitation and high acuity patients and provided additional funding for those patients until the payment system is refined. Congress mandated that these refinements be “budget neutral.” For this reason, the PPS per diem rates have been temporarily increased for some patient categories. CMS recently announced that it was delaying the implementation of any further refinements to reimbursement rates until October 1, 2004, at the earliest. At such time, the per diem increases are expected to be eliminated. Although the refinements in the payment system are intended to result in a PPS that more appropriately reimburses providers for the services needed by certain payment categories, the company is unable to predict whether or how the Company’s revenue will be affected by this portion of the refined payment system. Additionally, it is not clear if the temporary increases for higher acuity patients will be included in the refined payment system.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the adoption of PPS reimbursement pursuant to the Balanced Budget Act, as modified by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act, and the repeal of the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities (see Note 7).

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

Approximately 81.5% and 82.2% of the Company’s total revenue for the eight months ended December 31, 2002 and four months ended April 30, 2002, respectively, was derived from the Medicare and Medicaid programs. Approximately 81.8%, 79.5%, and 78.3% of the Company’s total revenue for the three months ended December 31, 2001 and for the fiscal years ended September 30, 2001 and 2000, respectively, was derived from reimbursement under the Medicare and Medicaid programs. In addition, the Company has significant accounts receivable whose collectibility is dependent upon the performance of these governmental programs. The Company also operates long-term care facilities in 23 states, 194 of which are located in Texas, Florida, North Carolina, California and Colorado. The Company does not believe there are significant credit risks associated with these governmental programs and that an adequate provision has been made for the possibility of these receivables proving uncollectible, which is continually monitored and adjusted as necessary.

At the time the Company emerged from bankruptcy, the Company had ten Medicare fiscal intermediaries through which Medicare claims were paid and cost reports were filed and settled. In order to streamline the cost reporting process, the Company requested, and CMS approved, that all of the Company’s facilities be converted to Mutual of Omaha (“Mutual”), as it’s single Medicare fiscal intermediary starting with Medicare years beginning October 1, 2002. The primary dates for conversion were October 1, 2002, January 1, 2003 and April 1, 2003. Due to reasons beyond the Company’s control, such as the disparity between the Mutual billing system and those of the other fiscal intermediaries, delays in Mutual receiving Tie-In Notices from CMS approving them as the fiscal intermediary for some facilities, and issues with respect to paying for patients who were at a facility prior to its conversion to Mutual, the October 1, 2002 and January 1, 2003 conversions have resulted in a slow-down in cash collections for the Company relating to services rendered to Medicare patients. The Company is working closely with Mutual and expects to request an accelerated payment to resolve the slow-down in collections. Failure to reach a satisfactory resolution of the slow down in cash collections from Mutual could have an adverse affect on the Company’s liquidity.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 21      SEGMENT INFORMATION

Description of the Types of Products and Services from Which Each Operating Segment Derives its Revenue

As previously disclosed, the Company has one reportable segment, nursing home services, which provides long-term healthcare through the operation of skilled nursing facilities in the United States. The “Other” category includes the Company’s non-reportable segments, primarily its LTAC hospitals, corporate items not considered to be an operating segment, and eliminations.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company primarily evaluates segment performance and allocates resources based on operating margin that basically represents revenue less operating expenses. The operating margin does not include regional and corporate overhead, depreciation and amortization, interest income, interest expense, reorganization items, income taxes or extraordinary items. Gains or losses on sales of assets and certain items, including impairment of assets, legal and regulatory matters and restructuring costs, are also excluded from operating margin and not considered in the evaluation of segment performance. The Company does not have any intersegment revenue. Asset information by segment, including capital expenditures, and net income (loss) beyond operating margins are not provided to the Company’s chief operating decision maker.

Total impairment for the eight months ended December 31, 2002 was $84.6 million and was recorded in the three months ended December 31, 2002 (see Note 15). The impairment charge consisted of $57.3 million for the reorganization value in excess of amounts allocable to identifiable assets according to the provisions of SFAS No. 142 and $27.3 million for property and equipment according to the provisions of SFAS No. 144. Both impairment charges were incurred by reporting units in the nursing home services reportable segment.

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations of the APS Division, for the Reorganized Company for the eight months ended December 31, 2002, for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the fiscal years ended September 30, 2001 and 2000 (in thousands of dollars):

	Nursing Home
	Services	Other	Total

Reorganized Company
Eight Months Ended December 31, 2002
Revenue from external customers	$1,107,229	$76,428	$1,183,657
Operating margin (loss)	113,583	(41,118)	72,465
Depreciation and amortization	20,851	2,301	23,152

Predecessor Company
Four Months Ended April 30, 2002
Revenue from external customers	$564,350	$37,087	$601,437
Operating margin (loss)	44,405	(21,740)	22,665
Depreciation and amortization	10,839	894	11,733

Three Months Ended December 31, 2001
Revenue from external customers	$429,461	$28,690	$458,151
Operating margin (loss)	44,445	(15,863)	28,582
Depreciation and amortization	9,089	1,957	11,046

Fiscal Year 2001
Revenue from external customers	$1,759,865	$112,270	$1,872,135
Operating margin (loss)	153,706	(95,829)	57,877
Depreciation and amortization	37,454	11,945	49,399

Fiscal Year 2000
Revenue from external customers	$1,768,688	$110,619	$1,879,307
Operating margin (loss)	221,648	(147,277)	74,371
Depreciation and amortization	39,552	9,683	49,235

NOTE 22       RELATED PARTY TRANSACTIONS

The Company, through a wholly owned-subsidiary, currently leases 12 SNFs under operating and capital leases from a certain organization in which a former board member of the Predecessor Company, who resigned effective August 31, 2000, has a significant interest. The Company originally entered into leases for 14 facilities and on March 30, 2000 and September 11, 2000, the Bankruptcy Court approved the rejection and termination of two of the leases. The Company made cash payments on such lease obligations of approximately $4.6 million for the eight months ended December 31, 2002, $2.3 million for the four months ended April 30, 2002, $1.7 million for the three months ended December 31, 2001, and $7.0 million and $6.9 million for the fiscal years ended September 30, 2001 and 2000, respectively.

Transactions with Management

In December 2002, in connection with the Chief Executive Officer C. Christian Winkle’s agreement to relocate his personal residence to Atlanta, Georgia, the site of the Company’s corporate headquarters, the Company purchased Mr. Winkle’s primary residence for its fair market value. The fair market value was determined based upon the average of two appraisals conducted by independent appraisal services, and was determined to be $1.4 million. Additionally, the Company reimbursed Mr. Winkle for reasonable and customary closing costs actually incurred related to the sale in the amount of approximately $58,000 also in accordance with the Company’s corporate relocation package.

In January 2003, in connection with Chief Financial Officer Michael E. Boxer’s agreement to relocate his personal residence to Atlanta, Georgia, the site of the Company’s corporate headquarters, the Company purchased Mr. Boxer’s primary residence for its fair market value. The fair market value was determined based upon the average of two appraisals conducted by independent appraisal services, and was determined to be $876,000.

Consideration Received by Five Percent Beneficial Owners in Connection with Bankruptcy Proceedings

Each of the five percent or greater beneficial owners of our common stock, Oaktree Capital Management, LLC and affiliates; Foothill Capital Corporation and affiliates; Highland Capital Management, L.P. and affiliates; Halcyon Restructuring Fund, L.P.; and Greenlight Capital, L.L.C., held prepetition claims in the bankruptcy cases and, as a consequence, received pro rata distributions made pursuant to the Joint Plan.

Loughlin Meghji + Company

Mohsin Y. Meghji, one of the Company’s directors, is a principal in LM + Co., the financial advisor to the senior lenders’ steering committee in the Company’s bankruptcy proceedings. This committee represented the interests of lenders under the Company’s prepetition senior credit facility during bankruptcy proceedings. During these proceedings, LM + Co. received $0.2 million for the eight months ended December 31, 2002, and $0.3 million for the four months ended April 30, 2002 in fees in connection with its representation of this committee.

Foothill Group, Inc. and Foothill Income Trust, L.P.

Foothill Group and Foothill Income Trust, affiliates of Foothill Partners III and Foothill Partners IV, which beneficially own over 5% of the Reorganized Company’s common stock, are members of the syndicate of financial institutions serving as lenders under the Company’s Senior Credit Facility. In connection with their participation in this syndicate, Foothill Group and Foothill Income Trust are entitled to receive there pro rata share of interest payments and any other customary fees under the Senior Credit Facility. Additionally, Foothill Partners III and Foothill Partners IV are members of the syndicate of financial institutions that hold the Company’s Second Priority Notes. In connection with their participation in this syndicate, they are entitled to receive there pro rata share of interest payments and any other customary fees under the Second Priority Notes. M. Edward Stearns, one of the Company’s directors, is Senior Vice President of Foothill Capital Corporation and a managing general partner of five partnerships in the Foothill family of funds, which are affiliates of Foothill Group and Foothill Income Trust. In May 2002, Foothill Group and Foothill Income Trust received $0.1 million and $0.4 million, respectively, as lenders under our Senior Credit Facility. This represented their pro rata share of commitment fees, paid to all lenders, related to our Senior Credit Facility.

Highland Capital Management

Highland Capital Management, together with certain of its affiliates, beneficially owns over 5% of New Common Stock. Certain affiliates of Highland Capital are members of the syndicate of financial institutions serving as lenders under the Company’s Senior Credit Facility. In connection with their participation in this syndicate, these affiliates are entitled to receive their pro rata share of interest payments and any other customary fees under the Senior Credit Facility. Patrick Daugherty, one of Mariner’s directors, is general counsel and a senior portfolio manager at Highland Capital, the general partner of Highland Crusader Offshore Partners and the investment advisor for Prospect Street High Income Portfolio, both of whom are stockholders of ours. In May 2002, Highland Capital and its affiliates received $0.8 million as lenders under our Senior Credit Facility. This represented their pro rata share of commitment fees, paid to all lenders, related to our Senior Credit Facility.

NOTE 23      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables summarize unaudited quarterly financial data for the Reorganized Company for the eight months ended December 31, 2002, the Predecessor Company for the four months ended April 30, 2002, three months ended December 31, 2001 and fiscal year ended September 30, 2001 (in thousands, except per share amounts):

	Predecessor Company

	Three Months	Fiscal Year Ended September 30, 2001
	Ended
	December 31,	Fourth	Third	Second	First
	2001	Quarter	Quarter	Quarter	Quarter

Net revenue	$458,151	$539,677	$394,439	$467,671	$470,348
Total costs and expenses	440,615	580,327	377,944	454,699	450,687

Operating income (loss)	17,536	(40,650)	16,495	12,972	19,661
Other (expenses) income	(14,039)	(16,573)	(21,843)	1,202	(10,133)

Income (loss) from continuing operations before income taxes	3,497	(57,223)	(5,348)	14,174	9,528
Provision (benefit) for income taxes	—	(4,807)	—	—	—

Income (loss) from continuing operations	3,497	(52,416)	(5,348)	14,174	9,528
Discontinued operations
Income (loss) from operations of discontinued pharmacy operations	898	308	494	(517)	382

Net income (loss)	$4,395	$(52,108)	$(4,854)	$13,657	$9,910

Earnings (loss) per share — basic and diluted
Income (loss) from continuing operations	$0.05	$(0.71)	$(0.07)	$0.19	$0.13
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)	0.01

Net income (loss) per share	$0.06	$(0.71)	$(0.07)	$0.19	$0.13

Shares used in computing earnings (loss) per share — basic and diluted	73,688	73,688	73,688	73,688	73,688

	Reorganized Company			Predecessor Company

			Second Quarter
	Fourth	Third	Last Two	First	First
	Quarter	Quarter	Months	Month	Quarter

Net revenue	$442,703	$445,866	$295,088	$146,818	$454,619
Total costs and expenses	513,412	427,010	278,522	148,569	441,936

Operating (loss) income	(70,709)	18,856	16,566	(1,751)	12,683
Other (expenses) income	(9,802)	(8,806)	(3,409)	1,442,591	(48,650)

(Loss) income from continuing operations before income taxes	(80,511)	10,050	13,157	1,440,840	(35,967)
(Benefit) provision for income taxes	(8,353)	4,100	5,263	—	—

(Loss) income from continuing operations	(72,158)	5,950	7,894	1,440,840	(35,967)
Discontinued operations
Gain on sale of discontinued pharmacy operations	—	—	—	7,696	21,386

Net (loss) income	$(72,158)	$5,950	$7,894	$1,448,536	$(14,581)

(Loss) earnings per share — basic and diluted
(Loss) income from continuing operations	(3.61)	0.30	0.39	19.55	(0.49)
Gain in sale of discontinued operations	—	—	—	0.10	0.29

Net (loss) income per share	$(3.61)	$0.30	$0.39	$19.65	$(0.20)

Shares used in computing (loss) earnings per share — basic and diluted	20,000	20,000	20,000	73,688	73,688

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
MARINER HEALTH CARE, INC.
(dollars in thousands)

	Balance			Other Additions	Balance
	Beginning of	Charged to	Deduction From	From	End of
	Period	Income	Reserve	Acquisitions	Period

Eight Months Ended December 31, 2002
Allowance for doubtful accounts	$84,629	4,924	(16,557)	—	$72,996

Valuation allowance	$597,078	(1,010)	—	—	$596,068

Four Months Ended April 30, 2002
Allowance for doubtful accounts	$61,049	25,344	(1,764)	—	$84,629

Valuation allowance	$523,067	74,011	—	—	$597,078

Three Months Ended December 31, 2001
Allowance for doubtful accounts	$53,286	7,763	—	—	$61,049

Valuation allowance	$525,076	(2,009)	—	—	$523,067

Fiscal Year 2001
Allowance for doubtful accounts	$44,624	28,140	(19,478)	—	$53,286

Valuation allowance	$521,639	3,437	—	—	$525,076

Fiscal Year 2000
Allowance for doubtful accounts	$65,274	30,166	(50,816)	—	$44,624

Valuation allowance	$470,557	51,082	—	—	$521,639