Form 10-Q
period 2003-03-31
MARINER HEALTH CARE INC
filed 2003-05-13
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

0-49813
(Commission file number)

MARINER HEALTH CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2012902 (I.R.S. Employer Identification No.)

One Ravinia Drive, Suite 1500 Atlanta, Georgia (Address of principal executive offices)	30346 (Zip code)

(678) 443-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

     There were 20,000,000 shares of Common Stock of the registrant outstanding as of May 12, 2003.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☒    No   ☐

PART I

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net revenue	$431,777	$454,619

Costs and expenses
Operating expenses	375,435	391,556
General and administrative	41,503	41,479
Depreciation and amortization	8,723	8,901

Total costs and expenses	425,661	441,936

Operating income	6,116	12,683

Other income (expenses)
Interest expense (contractual interest for the three months ended March 31, 2002 was $36,067)	(8,283)	(990)
Interest income	828	782
Reorganization items	—	(48,496)
Other	(50)	54

Loss from continuing operations before income taxes	(1,389)	(35,967)
Income tax benefit	(557)	—

Loss from continuing operations	(832)	(35,967)
Discontinued operations
Gain on sale of discontinued pharmacy operations, net of income taxes of $2,400 and $0	3,600	21,386

Net income (loss)	$2,768	$(14,581)

Earnings (loss) per share — basic and diluted
Loss from continuing operations	$(0.04)	$(0.49)
Gain on sale of discontinued pharmacy operations	0.18	0.29

Net income (loss) per share	$0.14	$(0.20)

Weighted-average number of common and common equivalent shares outstanding
Basic and diluted	20,000	73,688

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,430	$38,618
Receivables, net of allowance for doubtful accounts of $75,492 and $72,996	279,418	264,092
Inventories	7,413	7,405
Prepaid expenses and other current assets	33,260	27,542

Total current assets	367,521	337,657

Property and equipment, net of accumulated depreciation of $35,195 and $26,427	574,294	567,260
Reorganization value in excess of amounts allocable to identifiable assets	201,388	201,388
Goodwill, net of accumulated amortization of $970 and $970	6,797	6,797
Restricted investments	29,034	38,693
Other assets	28,239	26,943

Total assets	$1,207,273	$1,178,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9,753	$9,793
Accounts payable	69,190	48,417
Accrued compensation and benefits	82,647	68,444
Accrued insurance obligations	31,847	28,650
Other current liabilities	56,185	65,787

Total current liabilities	249,622	221,091

Long-term debt, net of current maturities	473,528	474,969
Long-term insurance reserves	193,491	195,562
Other liabilities	15,824	14,044
Minority interest	3,644	4,677

Total liabilities	936,109	910,343

Stockholders equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,000,000 shares issued and outstanding	200	200
Warrants to purchase common stock	935	935
Capital in excess of par value	358,977	358,977
Accumulated deficit	(89,280)	(92,048)
Accumulated other comprehensive income	332	331

Total stockholders’ equity	271,164	268,395

Total liabilities and stockholders’ equity	$1,207,273	$1,178,738

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities
Net income (loss)	$2,768	$(14,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,723	8,901
Equity earnings/minority interest	50	(54)
Reorganization items	—	48,496
Provision for bad debts	4,052	13,035
Income tax benefit	(557)	—
Gain on sale of discontinued pharmacy operations	(3,600)	(21,386)
Changes in operating assets and liabilities
Receivables	(22,218)	(11,517)
Inventories	(8)	(426)
Prepaid expenses and other current assets	(5,718)	5,079
Accounts payable	20,773	(409)
Accrued liabilities and other current liabilities	7,166	(1,060)
Changes in long-term insurance reserves	(2,071)	10,010
Other	(599)	(2,970)

Net cash provided by operating activities from continuing operations before reorganization items	8,761	33,118

Payment of reorganization items, net	(1,343)	(10,132)

Cash flows from investing activities
Purchases of property and equipment	(15,757)	(9,819)
Proceeds from sale of property, equipment and other assets	6,132	90,253
Restricted investments	9,660	(3,851)
Insurance proceeds	2,840	—
Other	—	69

Net cash (utilized) provided by investing activities	2,875	76,652

Cash flows from financing activities
Repayment of long-term debt	(1,481)	(92,247)
Payment of deferred financing fees	—	(500)

Net cash utilized by financing activities	(1,481)	(92,747)

Increase in cash and cash equivalents	8,812	6,891
Cash and cash equivalents, beginning of period	38,618	213,740

Cash and cash equivalents, end of period	$47,430	$220,631

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1          NATURE OF BUSINESS

Reporting Entity

Mariner Health Care, Inc. and its subsidiaries (collectively, the “Company”) provide post-acute healthcare services, primarily through the operation of skilled nursing facilities (“SNFs”). All references to the “Company” herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At March 31, 2003, the Company’s significant operations consisted of 297 nursing facilities, including 289 SNFs and eight stand alone assisted living facilities and apartments (“ALFs”), in 23 states with 35,419 licensed beds and significant concentrations of facilities and beds in five states and several metropolitan markets. Included in the total SNFs are nine managed SNFs with 1,245 licensed beds. At March 31, 2003, the Company also operated 13 owned, leased or managed long-term acute care hospitals (“LTACs”) in four states with 683 licensed beds.

Nursing home services represents the Company’s only reportable operating segment (see Note 9 for financial information about the Company’s reportable segments).

Emergence from Bankruptcy

On March 25, 2002, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved the Company’s second amended and restated joint plan of reorganization filed on February 1, 2002 (including all modifications thereof and schedules and exhibits thereto, the “Joint Plan”). On May 13, 2002 (the “Effective Date”), the Company and substantially all of its subsidiaries emerged from proceedings under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) pursuant to the terms of the Joint Plan. In connection with its emergence from bankruptcy, the Company changed its name to Mariner Health Care, Inc.

Discontinued Operations

In October 2001, the Company received the approval of the Bankruptcy Court to sell its institutional pharmacy services business (the “APS Division”). The Company consummated the sale of the APS Division on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States (see Note 5).

NOTE 2          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described in Note 3, all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

The Company emerged from bankruptcy effective May 1, 2002 for financial reporting purposes, at which time it adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. In adopting the requirements of fresh-start reporting as of May 1, 2002, the provisions of the Company’s Joint Plan were implemented, assets and liabilities were adjusted to their estimated fair values and the accumulated deficit for the Company’s subsidiaries that were part of the Chapter 11 cases was eliminated. The financial statements for all periods prior to May 1, 2002 reflect the financial position, results of operations and cash flows of

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company’s predecessor entity (the “Predecessor Company”). The financial statements for the three months ended March 31, 2003, reflect the consolidated financial position, results of operations and cash flows of the reorganized entity (the “Reorganized Company”). Unless stated otherwise as the Predecessor Company or the Reorganized Company, all references to the Company include the operations of both the Predecessor Company and Reorganized Company.

Since fresh-start reporting materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company, a black line signifying the difference in presentation separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting.

Between filing for protection under the Bankruptcy Code on January 18, 2000 (the “Petition Date”) and the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company’s consolidated financial statements presented herein for periods prior to its emergence from bankruptcy are presented in conformity with SOP 90-7 and were prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Reorganized Company adopted the accounting policies of the Predecessor Company. In accordance with the fresh-start reporting provisions of SOP 90-7, the Reorganized Company also adopted changes in accounting principles that were required in the consolidated financial statements of the Reorganized Company within the twelve month period subsequent to the Effective Date.

Comparability of Financial Information

The adoption of fresh-start reporting as of May 1, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company, excluding divested facilities. However, capital costs, such as interest, depreciation and amortization, of the Predecessor Company generally are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company generally are not comparable to those of the Reorganized Company.

In connection with the implementation of fresh-start reporting, the Company recorded a gain of approximately $1.2 billion from the restructuring of its debt in accordance with the provisions of the Joint Plan. Other significant adjustments also were recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions are reflected in the operating results of the Predecessor Company for the four months ended April 30, 2002.

Stock-Based Compensation

The Reorganized Company maintains two stock-based compensation plans that provide for the granting of stock options to the Company’s employees and outside directors with exercise prices not less than the fair market value of the shares at the date of grant. The Reorganized Company has stock option plans authorizing the grant of stock options to purchase up to 2,153,022 shares of common stock, par value $0.01 per share (the “New Common Stock”). At March 31, 2003, there were options to purchase 2,060,560 shares of common stock outstanding at exercise prices ranging from $3.00 to $20.12, all of which were equal to the fair market value of the common stock on the date of the grant. There were options to purchase 190,210 shares of New Common Stock exercisable at March 31, 2003.

The Predecessor Company had stock option plans for key employees and outside directors which authorized the granting of incentive stock options and nonqualified options. Upon the Company’s emergence from bankruptcy, all the Predecessor Company stock option plans and options granted were canceled.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recognizes no compensation expense for stock option grants. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS 148”), the Company’s pro forma net income (loss) and earnings (loss) per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except per share amounts):

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss)	$2,768	$(14,581)
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(858)	(92)

Pro forma net income (loss)	$1,910	$(14,673)

Basic and diluted earnings per share
As reported	$0.14	$(0.20)
Pro forma	0.10	(0.20)

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

For purposes of pro forma disclosures of net income (loss) and earnings per share, the estimated fair value of the options is amortized to expense over the option’s vesting period. The following weighted-average assumptions were used:

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Dividend yield	0.0%	0.0%
Expected volatility	0.51-0.68	0.42-1.21
Risk-free interest rate	3.11%-4.70%	4.61%-6.11%
Expected life in years	6	3-8
Weighted-average fair value	9.96	—

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guideline should be applied prospectively. The Company believes the adoption of SFAS 149 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. This interpretation did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2002, FASB issued SFAS 148, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of this statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in APB Opinion 25 “Accounting for Stock Issued to Employees,” and related interpretations. For this reason, the transition guidance of SFAS 148 did not have a material impact on the consolidated financial position, results of operations or cash flows. SFAS 148 does amend existing guidance with respect to required disclosures, regardless of the method of accounting used.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation were effective as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of this interpretation were effective beginning January 1, 2003. This interpretation did not have a material impact on the consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period financial statement presentation.

Reorganization Items

In accordance with SOP 90-7, the Predecessor Company recorded all expenses incurred as a result of the bankruptcy filings as reorganization items. A summary of the principal categories of reorganization items for the three months ended March 31, 2002 follows (in thousands of dollars):

Professional fees	$28,041
DIP financing fees	376
Other reorganization costs	7,783
Net loss on divestitures	12,775
Interest earned on accumulated cash resulting from Chapter 11 filings	(479)

Reorganization items	$48,496

NOTE 3          FRESH-START REPORTING

In accordance with SOP 90-7, the Company adopted fresh-start reporting because holders of voting shares immediately before filing and confirmation of the Joint Plan received less than 50% of the voting shares of the emerging entity, and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below (in thousands of dollars):

Postpetition liabilities	$268,942
Liabilities deferred pursuant to Chapter 11 proceedings	2,167,277

Total postpetition liabilities and allowed claims	2,436,219
Reorganization value	816,800

Excess of liabilities over reorganization value	$1,619,419

In adopting the requirements of fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value, or fair value, of the emerging entity. The independent

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

financial advisor determined an estimated reorganization value of approximately $816.8 million before considering any long-term debt or other obligations assumed in connection with the Joint Plan. This estimate was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic industry information relevant to the operations of the Company, as well as through negotiations with the various creditor parties in interest. The estimated total equity value of the Reorganized Company aggregating approximately $326.2 million was determined after taking into account the values of the obligations assumed in connection with the Joint Plan.

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

Postpetition current liabilities	$268,942
Senior Credit Facility-term loan	212,000
Second Priority Notes	150,000
Non-recourse indebtedness of subsidiary	59,688
Mortgage note payable and capital lease	68,955
Long-term insurance reserves	177,270
Other long-term liabilities	26,246
New Common Stock	200
Warrants to purchase New Common Stock	935
Capital in excess of par	358,977
Accumulated deficit	(33,734)
Accumulated other comprehensive loss	(174)

$1,289,305

The following reconciliation of the Predecessor Company’s consolidated balance sheet as of April 30, 2002 to that of the Reorganized Company as of May 1, 2002 was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

The adjustments entitled “Reorganization” reflect the consummation of the Joint Plan, including the elimination of existing liabilities subject to compromise and consolidated stockholders’ deficit, and reflect the aforementioned $816.8 million reorganization value, which includes the establishment of $265.0 million of reorganization value in excess of amounts allocable to net identifiable assets.

The adjustments entitled “Fresh-Start Adjustments” reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable intangible assets at their fair values. The assets and liabilities have been recorded at their estimated fair values. Management estimated the fair value of the Company’s assets and liabilities by using both independent appraisals and commonly used discounted cash flow valuation methods. The reorganization value on the Effective Date included in the Joint Plan was based upon various valuation methods, including discounted projected cash flows, and assumed continued increases in the Medicare reimbursement rates that expired on October 1, 2002.

Certain of the Company’s wholly owned subsidiaries and consolidated joint ventures did not file for protection under Chapter 11. The non-filing subsidiaries were not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of fresh-start reporting recorded as of May 1, 2002 follows (in thousands of dollars):

	Predecessor							Reorganized
	Company							Company

	April 30,			Fresh-Start				May 1,
	2002	Reorganization		Adjustments		Reclassifications		2002

Current assets
Cash and cash equivalents	$202,338	$(111,078	)(a)	$—		$—		$91,260
Receivables	232,162	3,640	(b)	—		—		235,802
Inventories	7,631	—		—		—		7,631
Other current assets	28,918	—		—		—		28,918

Total current assets	471,049	(107,438)		—		—		363,611
Property and equipment, net	416,369	—		160,353	(m)	—		576,722
Reorganization value in excess of amounts allocable to identifiable assets	—	264,954	(c)	—		—		264,954
Goodwill	186,543	—		(179,746	)(n)	—		6,797
Restricted investments	34,054	16,453	(d)	—		—		50,507
Other assets	29,251	5,924	(e)	(8,461	)(o)	—		26,714

	$1,137,266	$179,893		$(27,854)		$—		$1,289,305

Current liabilities
Current maturities of long-term debt	$—	$—		$—		$6,220	(q)	$6,220
Accounts payable	54,100	—		—		—		54,100
Accrued compensation and benefits	90,776	—		—		—		90,776
Accrued insurance obligations	24,826	—		—		—		24,826
Other current liabilities	110,229	7,162	(f)	—		(16,250	)(q)	101,141

Total current liabilities	279,931	7,162		—		(10,030)		277,063
Liabilities subject to compromise	2,167,277	(2,167,277	)(g)	—		—		—
Long-term debt, net of current maturities	59,688	430,955	(h)	—		(6,220	)(q)	484,423
Long-term insurance reserves	119,002	58,268	(i)	—		—		177,270
Other liabilities	18,497	—		(10,402	)(o)	16,250	(q)	24,345

	2,644,395	(1,670,892)		(10,402)		—		963,101
Stockholders’ equity (deficit)
Reorganized Company common stock	—	200	(j)	—		—		200
Predecessor Company common stock	737	(737	)(k)	—		—		—
Reorganized Company warrants to purchase common stock	—	935	(j)	—		—		935
Capital in excess of par value	980,952	359,714	(j,k)	—		(981,689	)(r)	358,977
Retained earnings (accumulated deficit)	(2,488,644)	1,490,673	(1)	(17,452	)(p)	981,689	(r)	(33,734)
Accumulated other comprehensive loss	(174)	—		—		—		(174)

	$1,137,266	$179,893		$(27,854)		$—		$1,289,305

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(a)	To record the payment of cash in connection with the discharge of indebtedness and settlement of prepetition liabilities according to the terms of the Joint Plan.

(b)

Note (b1)	$5,376
Note (b2)	(1,736)

Total receivables reorganization adjustment(b)	$3,640

(b1)	To adjust the settlement receivable for Medicaid payors related to the Company’s settlement with various state Medicaid programs in connection with the Joint Plan.

(b2)	To write-off management fee receivables related to the settlement of certain contractual disputes with a leaseholder in connection with the Joint Plan.

(c)	To record the reorganized value of the Company in excess of amounts allocable to identified assets.

(d)	To record cash collateralization of various letters of credit required by the terms of the Joint Plan.

(e)	To record deferred financing costs incurred in connection with the Senior Credit Facility (as defined herein).

(f)	To record a liability for the settlement of unsecured claims according to the terms of the Joint Plan and to record payment of professional fees including success fees to bankruptcy advisors.

(g)	To record the discharge of liabilities subject to compromise according to the terms of the Joint Plan as follows:

Prepetition senior credit facilities and term loans	$1,217,638
Prepetition senior subordinated debt	597,328
Other prepetition debt	134,708
Accounts payable and other accrued liabilities	169,897
Accrued interest	79,959
Unamortized deferred financing costs	(32,253)

Total liabilities subject to compromise	$2,167,277

(h)	To record the issuance of the Term Loans (as defined herein) under the Senior Credit Facility, to record the issuance of the Second Priority Notes (as defined herein), and to record various mortgages and capital leases entered into or renegotiated pursuant to the terms of the Joint Plan.

(i)	To record estimated settlement of prepetition insurance claims previously accrued for as liabilities subject to compromise.

(j)	To record issuance of New Common Stock and warrants to purchase New Common Stock.

(k)	To eliminate the common stock of the Predecessor Company.

(l)

Reorganization adjustment (a)	$(111,078)
Reorganization adjustment (b)	3,640
Reorganization adjustment (c)	264,954
Reorganization adjustment (d)	16,453
Reorganization adjustment (e)	5,924
Reorganization adjustment (f)	(7,162)
Reorganization adjustment (g)	2,167,277
Reorganization adjustment (h)	(430,955)
Reorganization adjustment (i)	(58,268)
Reorganization adjustments (j)(k)	(360,112)

Total retained earnings (accumulated deficit) reorganization adjustment	$1,490,673

(m)	To adjust property and equipment to fair value and to write-off previously recorded accumulated depreciation.

(n)	To write-off historical goodwill of the Predecessor Company, excluding certain subsidiaries of the Company that were not part of the bankruptcy proceedings.

(o)	To write-off the Company’s leasehold rights and over-market lease valuation accounts.

(p)	To adjust property, equipment, goodwill, leasehold rights and over-market lease liabilities to fair value.

(q)	Entries to record the current and long-term classification of long-term debt and reorganization fees to be settled in subsequent periods.

(r)	Entry to close out Predecessor Company’s retained earnings to additional paid in capital according to the terms of the Joint Plan (the remaining accumulated deficit is related to certain subsidiaries that were not part of the Company’s bankruptcy proceedings).

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pro Forma Information

The condensed consolidated pro forma effect of the Joint Plan assuming that the Effective Date occurred on January 1, 2002 follows (in thousands of dollars, except per share amounts):

Predecessor Company

Three Months Ended
March 31, 2002

Revenue	$454,619

Gain from continuing operations	$3,265
Gain on sale of discontinued pharmacy operations	21,386

Net income	$24,651

Earnings per share
Gain from continuing operations	$0.16
Gain on sale of discontinued pharmacy operations	1.07

Net income	$1.23

The condensed consolidated pro forma results exclude reorganization items recorded prior to May 1, 2002. The condensed consolidated pro forma results include estimates for depreciation expense, interest expense and the related income tax effect prior to May 1, 2002. The number of shares outstanding has also been adjusted. The condensed consolidated pro forma results are not necessarily indicative of the financial results that might have resulted had the Effective Date of the Joint Plan actually occurred on January 1, 2002.

NOTE 4          REVENUE

Net revenue is recorded based on estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors, and is recognized in the period in which the services are provided. Revenue is recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenue realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations.

The following is a summary of approximate net revenue by payor type for the periods indicated (in thousands of dollars):

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Medicaid	$205,357	$217,254
Medicare	146,435	156,839
Private and other	79,985	80,526

Net revenue	$431,777	$454,619

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5          DIVESTITURES

Discontinued Operations

On January 6, 2002, the Company consummated the sale of its APS Division to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, “Omnicare”). During the quarter ended December 31, 2001, the Company received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division. These payments, if earned, would be received in each of 2003, 2004 and 2005. During the three months ended March 31, 2003, the Company earned and received the first payment of $6.0 million. During the three months ended March 31, 2002, the Company realized a gain on the sale of the APS Division of $21.4 million. In April 2002, the Company recognized an additional gain of $7.7 million on the sale of the APS Division.

Other Divestitures

During the three months ended March 31, 2002, the Company completed the sale or divestiture of approximately ten owned or leased facilities and certain other assets, which resulted in a net loss of approximately $2.5 million and is included in net loss on divestitures within reorganization items. In addition, effective April 3, 2002, the Company divested itself of six facilities, which resulted in a net loss of approximately $10.3 million and is included in net loss on divestitures within reorganization items for the three months ended March 31, 2002 (see Note 2). These 16 facilities reported net revenue of approximately $10.6 million for the three months ended March 31, 2002.

NOTE 6          COMPREHENSIVE INCOME

Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders’ equity (deficit) not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following (in thousands of dollars):

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss)	$2,768	$(14,581)
Net unrealized loss on available-for-sale securities	(1)	(431)

Comprehensive income (loss)	$2,767	$(15,012)

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7          EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated in accordance with SFAS No. 128, “Earnings per Share” (in thousands, except per share data):

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Numerator for basic and diluted income (loss) per share
Loss from continuing operations	$(832)	$(35,967)
Discontinued operations
Gain on sale of discontinued pharmacy operations	3,600	21,386

Net income (loss)	$2,768	$(14,581)

Denominator for basic income (loss) per share — weighted-average shares	20,000	73,688
Effect of dilutive securities — stock options	—	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	20,000	73,688

Earnings (loss) per share — basic and diluted
Loss from continuing operations	$(0.04)	$(0.49)
Discontinued operations
Gain on sale of discontinued pharmacy operations	0.18	0.29

Net income (loss) per share	$0.14	$(0.20)

The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

NOTE 8          CONTINGENCIES

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

On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal Surplus Lines Insurance Company (“Royal”), commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two professional and general liability insurance (“PL/GL”) policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior liability insurance carriers, Northfield Insurance Company (“Northfield”), moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was subsequently granted.

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

In August 2002, the Company filed a complaint in the State Court of Fulton County, Georgia against PricewaterhouseCoopers, LLP (“PWC”) and several former officers of MHG (the “Individual Defendants”). The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary duty against PWC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon Health Network,

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Inc. (“Paragon”). Other claims arise from duties that the Company believes the Individual Defendants breached as officers of MHG and MPAN, Paragon’s successor following the MHG acquisition. In the Fulton County action, the Company is seeking actual damages, including compensatory, consequential and punitive damages in an amount to be determined at trial. Discovery is in the early stages.

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

After the Individual Defendants filed the Chancery Court action, the Company also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary No. 02-05598 (consolidated with Adversary No. 02-05599). In this enforcement action (the “Enforcement Action”), the Company generally alleged that it does not have any obligation to indemnify the Individual Defendants. The Individual Defendants filed counterclaims generally alleging that the Company has an obligation to indemnify them against the claims in the Fulton County action and that the Company is estopped from asserting those claims. The Company moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, and on April 10, 2003 the Bankruptcy Court granted the motion to dismiss.

After the Company filed the Fulton County action, former members of MHG’s board of directors filed an action in the Superior Court of Cobb County, Georgia against PWC and the Individual Defendants based on claims arising out of MHG’s acquisition of Convalesant Services, Inc. in 1995 because of the Individual Defendants’ and PWC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200 million. The Individual Defendants added the Company as a third-party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action, and which are now pending, and subject to resolution before the Bankruptcy Court in the Enforcement Action. The Cobb County action is in the early stages of discovery.

NOTE 9      SEGMENT INFORMATION

As previously disclosed, the Company has one reportable segment, nursing home services, which provides long-term healthcare through the operation of skilled nursing and assisted living facilities in the United States. The “Other” category includes the Company’s non-reportable segments, primarily its LTAC hospitals, corporate items not considered to be an operating segment and eliminations.

The Company primarily evaluates segment performance and allocates resources based on operating margin, which basically represents revenue less operating expenses. Operating margin does not include interest income, interest expense, reorganization items, income taxes or extraordinary items. Gains or losses on sales of assets and certain items, including impairment of assets, legal and regulatory matters and restructuring costs are also excluded from operating margin and not considered in the evaluation of segment performance. The Company does not have any intersegment revenue. Asset information by segment, including capital expenditures, and net income (loss) beyond operating margins are not provided to the Company’s chief operating decision maker.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize operating results by business segment, excluding the results of the APS Division, for the Reorganized Company for the three months ended March 31, 2003 and for the Predecessor Company for the three months ended March 31, 2002 (in thousands of dollars):

	Nursing Home
	Services	Other	Total

Reorganized Company
Three Months Ended March 31, 2003
Revenue from external customers	$402,315	$29,462	$431,777
Operating margin	33,075	(18,235)	14,840
Depreciation and amortization	7,883	840	8,723

Predecessor Company
Three Months Ended March 31, 2002
Revenue from external customers	$426,915	$27,704	$454,619
Operating margin	35,137	(13,553)	21,584
Depreciation and amortization	8,046	855	8,901

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Mariner Health Care, Inc. through its operating subsidiaries, is one of the largest providers of long-term healthcare services in the United States, based on net revenue and the number of nursing homes owned, leased and managed. We provide these services primarily through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. As of March 31, 2003, we operated 297 owned, leased or managed facilities in 23 states, including 289 SNFs and eight stand along assisted living facilities and apartments, or ALFs, with 35,419 licensed beds, as well as 13 LTACs in four states with 683 licensed beds. Included in the total number of SNFs are nine managed SNFs with 1,245 licensed beds. As of March 31, 2003, we owned 192 of our facilities, and 13 of our facilities were leased under capital leases. We have significant facility concentrations in five states and several metropolitan markets. As used in this report, references to “we,” “us,” “our,” “Mariner” or similar terms include Mariner Health Care, Inc. and its operating subsidiaries.

Inpatient services provided at our SNFs, ALFs and LTACs are our primary service offering and have historically accounted for over 90% of our revenue and cash flows. Through our SNFs, we provide 24-hour care to patients requiring skilled nursing services, including assistance with activities of daily living, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from short-term, acute-care hospitals when the patients’ condition warrants more intensive care than can be provided in a typical nursing facility.

Emergence from Bankruptcy and Fresh-Start Reporting

On May 13, 2002, or the Effective Date, we emerged from proceedings under chapter 11 of title 11 of the Bankruptcy Code pursuant to the terms of our second amended and restated joint plan of reorganization, filed with the Bankruptcy Court on February 1, 2002, including all modifications thereof and schedules and exhibits thereto, the Joint Plan. In connection with our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc.

Upon our emergence from bankruptcy, we reflected the terms of the Joint Plan in our consolidated financial statements by adopting the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. For accounting purposes, the adjustments for fresh-start reporting have been recorded as of May 1, 2002, the effective date of our Joint Plan for financial reporting purposes. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. In adopting the requirements of fresh-start reporting as of May 1, 2002, the provisions of the Joint Plan were implemented, assets and liabilities were adjusted to their estimated fair values and the accumulated deficit for our subsidiaries that were part of the Chapter 11 cases was eliminated.

Comparability of Financial Information

The adoption of fresh-start reporting as of May 1, 2002 materially changed the amounts previously recorded in our consolidated financial statements. With respect to operating results, we believe that the business segment operating income of Mariner before we emerged from bankruptcy, or the Predecessor Company, is generally comparable to that of Mariner after we emerged from bankruptcy, or the Reorganized Company, excluding facilities that have been divested. While there have been no material changes in our strategy or the operation of our business, capital costs of our Predecessor Company that were based on prepetition contractual agreements and historical costs are not comparable to those of the Reorganized Company as a result of the divestiture of under-performing facilities and the extinguishment of a significant amount of indebtedness. Rent expense of our Predecessor Company was partially derived from leases that were terminated before our emergence from bankruptcy and are not obligations of the Reorganized Company. Interest expense of our Predecessor Company was based upon the terms of our prepetition long-term debt obligations and was materially different from that of the Reorganized Company as a result of the extinguishment of debt in bankruptcy. Depreciation expense of our Predecessor Company was based upon the historical cost of property and equipment. Depreciation expense of the Reorganized Company is based upon the fair value of property and equipment as of May 1, 2002, adjusted for impairment recorded in the last three months of

2002. For these reasons, the reported financial position and cash flows of our Predecessor Company generally are not comparable to those of the Reorganized Company.

Critical Accounting Policies and Estimates

General. The unaudited condensed consolidated financial statements are based on the application of critical accounting policies and estimates, which require management to make significant estimates and assumptions. There was no initial adoption of any accounting policies during the three months ended March 31, 2003 other than those listed under “Recent Accounting Pronouncements” in the notes to the accompanying unaudited condensed consolidated financial statements. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and assumptions pertaining to (a) revenue recognition, (b) collectibility of accounts receivable, (c) insurance and professional liability risks, (d) income taxes and (e) derivative market value.

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

Collectibility of Accounts Receivable. Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances such as economic downturn, higher than expected defaults or denials, reduced collections or change in our payor mix change, our estimates of the recoverability of our receivables could be reduced by a material amount. Our provision for bad debts represented 0.9% and 2.9% of net revenue for the three months ended March 31, 2003 and 2002, respectively. Our allowance for doubtful accounts represented 21.3% and 21.7% of accounts receivable at March 31, 2003 and December 31, 2002, respectively.

Insurance and Professional Liability Risks. We currently purchase professional and general liability insurance, or PL/GL, through a third-party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim, except in Colorado, where we maintain first dollar coverage. Loss provisions for professional liability risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history and independent actuarially determined estimates. The methods of making these estimates and establishing the resulting accrued liabilities are reviewed frequently by management with any material adjustments resulting from that review reflected in current earnings. Although management believes that the current provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

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

Derivative Market Value. We have non-recourse indebtedness of a subsidiary that includes an option to allow us to extend the term on the loan. This term-extending option meets the definition of an embedded derivative instrument according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, this derivative is accounted for as a purchased option, or more specifically a “payer swaption.” Fair value of the payer swaption should increase if interest rates rise because the probability of exercising this option at a future date increases. The payer swaption has been bifurcated from the related debt and recorded as an asset at its estimated fair market value of $3.2 million as of March 31, 2003.

An estimate of the fair value was determined using the Black model. The Black model is similar to the Black-Scholes model used for valuing stock options. This market value calculation is very sensitive to changes in interest rates and the estimate of the volatility of interest rates. An increase in these variables, with other variables held constant, will cause the value of the payer swaption to increase. Prior to maturity of the debt, at the option of the debtor, a wholly-owned subsidiary of ours, the debt can be prepaid only between February 1, 2005 and July 31, 2005 or six months prior to maturity. In the event the debt is prepaid, the payer swaption will become worthless and we will recognize an expense for the current market value.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We believe the adoption of SFAS No. 149 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. This interpretation is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures, and Amendment of SFAS No. 123.” As described above, SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of this statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have a material impact on our consolidated financial position, results of operations or cash flows. This statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective and were adopted by us as of December 31, 2002, and require disclosure of the nature of any guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of this interpretation were effective beginning January 1, 2003. This interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

Occupancy Data

We calculate aggregate occupancy percentages for all of our nursing facilities by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated. Licensed beds refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use. The average occupancy rate for our nursing facilities was 86.0% for the three months ended March 31, 2003 and 86.4% for the three months ended March 31, 2002. We do not believe there is a consistent industry standard as to how occupancy is measured; for this reason, this information may not be comparable among long-term care providers. Occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors affecting profitability include the sources of payment, terms of reimbursement and the acuity level for each of the patients in the facilities. The following table provides certain occupancy data for our nursing facilities as of the dates indicated.

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Total average residents	30,074	31,429
Weighted-average licensed beds available for use	34,976	36,391
Weighted-average occupancy	86.0%	86.4%

Sources of Revenue

Reimbursement rates from government sponsored programs, such as Medicare and Medicaid, are strictly regulated and subject to funding appropriations from federal and state governments. Ongoing efforts of third-party payors to contain healthcare costs by limiting reimbursement rates, limiting eligibility to participate in healthcare programs, increasing case management review and negotiating reduced contract pricing continue to affect our revenue and profitability. Changes in reimbursement rates, including the implementation of PPS, have adversely affected us, resulting in significantly lower Medicare revenue than we would have received under the previous cost-based payment methodology.

Reorganized Company Three Months Ended March 31, 2003 Compared to the Predecessor Company Three Months Ended March 31, 2002

Net Revenue. Net revenue totaled $431.8 million for the three months ended March 31, 2003, a decrease of $22.8 million, or 5.0%, compared to the three months ended March 31, 2002. After adjusting for the effect of the 27 facilities that were divested between January 1, 2002 to March 31, 2003, net revenue increased $5.5 million, or 1.3%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Net revenue from nursing home services accounted for $402.3 million, or 93.2%, of total net revenue for the three months ended March 31, 2003 compared to $426.9 million, or 93.9%, of total net revenue for the three months ended March 31, 2002. Revenue was derived from the provision of routine and ancillary services and is a function of occupancy rates, payor mix and acuity levels of the patients in our facilities. The following table provides the percentage of our net patient revenue derived from the various sources of payment for the periods indicated.

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Medicaid	47.6%	47.8%
Medicare	33.9%	34.5%
Private and other	18.5%	17.7%

Net revenue	100.0%	100.0%

Net revenue from nursing home services decreased $24.6 million, or 5.8%; however, net revenue from nursing home services, excluding facilities that were divested, increased by $3.7 million, or 0.9%, to $402.3 million for the three months ended March 31, 2003 compared to $398.6 million for the three months ended March 31, 2002. This increase was the result of an average increase in revenue per patient day of $2.16, or 1.5%, partially offset by a slight decrease in the total number of patient days.

These increases in revenue were partially offset by a $8.8 million decrease in revenue in the three months ended March 31, 2003 due to the impact of the October 1, 2002 expiration of certain temporary increases in the Medicare reimbursement rates, referred to as the Medicare Reimbursement Cliff. We estimate that the impact of the Medicare Reimbursement Cliff could result in a loss of revenue and operating income of up to approximately $37.0 million in 2003 and annually thereafter, assuming no further legislative relief and a consistent patient census.

Costs and Expenses. Costs and expenses for the three months ended March 31, 2003 were $425.7 million, a decrease of $16.2 million, or 3.7%, compared to $441.9 million of costs and expenses for the three months ended March 31, 2002. After adjusting for the costs and expenses of facilities that have been divested, costs and expenses for the three months ended March 31, 2003 were $425.7 million, an increase of $15.8 million, or 3.9%, compared to $409.9 million of costs and expenses for the three months ended March 31, 2002.

The increase in costs and expenses after adjusting for divested facilities was attributable to an increase in operating expenses, which were partially offset by a decrease in the provision for bad debts. Operating expenses for the three months ended March 31, 2003 were $375.4 million, a decrease of $16.2 million, or 4.1%, compared to $391.6 million for the three months ended March 31, 2002. After adjusting for the operating expenses of facilities that have been divested, operating expenses for the three months ended March 31, 2003 were $375.4 million, an increase of $12.7 million, or 3.5%, compared to $362.7 million of operating expenses for the three months ended March 31, 2002. The increase in operating expenses was primarily due to a higher Medicare census and rising acuity levels for the patients in the facilities.

Operating Income. Operating income for the three months ended March 31, 2003 was $6.1 million, compared to operating income of $12.7 million for the three months ended March 31, 2002, a decrease of $6.6 million, or 52.0%. After adjusting for divested facilities, operating income for the three months ended March 31, 2003 was $6.1 million, while operating income was $16.4 million for the three months ended March 31, 2002, a decrease of $10.3 million, or 62.8%. The decrease in operating income resulted from the net effect of the 1.3% increase in net revenue and the 3.9% increase in costs and expenses explained above.

Interest Expense. Interest expense for the three months ended March 31, 2003 was $8.3 million. Interest expense for the three months ended March 31, 2002 was $1.0 million, an increase of $7.3 million. The increase in interest expense was due to our new capital structure upon emergence from bankruptcy.

Reorganization Items. Reorganization items, which consisted of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, resulted in a $48.5 million loss for the three months ended March 31, 2002, which consisted primarily of $28.0 million in professional fees and a $12.8 million of net loss on divestitures of certain facilities and other assets. There were no reorganization items reflected in our results of operations in the comparable three month period ended March 31, 2003 since we emerged from bankruptcy effective on May 13, 2002.

Discontinued Operation. During the three months ended December 31, 2001, we received the approval of the Bankruptcy Court to sell our institutional pharmacy services business, or the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. Following competitive bidding at the auction, Omnicare Inc. and its affiliates, collectively referred to as Omnicare, were determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million, subject to adjustments as provided in the purchase agreement, and up to $18.0 million in future payments, depending upon post-closing operating results of the APS Division, which, if earned, would be received in each of 2003, 2004 and 2005. On January 6, 2002, we completed the sale and realized a gain of $21.4 million, net of applicable income taxes, which is reflected as discontinued operations. In the first quarter of 2003, we earned and received $6.0 million from Omnicare, which was recorded net of applicable income taxes, or a $3.6 million gain, which is reflected as discontinued operations.

Income Taxes. We recorded $1.8 million of income tax expense on income generated in the three months ended March 31, 2003. Of this amount, $2.4 million of income tax expense was allocable to the gain on sale of discontinued pharmacy operations, and is reported net of the gain on the statement of operations. The remaining $0.6 million of income tax benefit is allocable to the losses generated from continuing operations. We had sufficient tax loss carry forwards to offset current period income. However, the income tax benefit of utilizing pre-emergence deferred tax assets is first applied to reduce reorganization value recorded in connection with fresh-start reporting pursuant to SOP 90-7 as the tax loss deferred tax asset had a valuation allowance recorded against it at the Effective Date. No tax provision was recorded for the three months ended March 31, 2002 as the loss carry forwards were offset with a valuation allowance because we believe the deferred tax asset would not be recognizable under the “more likely than not” standard.

Liquidity and Capital Resources of the Company

	Payments due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual obligations
Long-term debt
Term Loans	$209,880	$2,120	$4,240	$4,240	$199,280
Second priority notes	150,000	—	—	—	150,000
Non-recourse indebtedness of subsidiary	59,688	—	—	—	59,688
Mortgage notes payable	11,383	154	352	419	10,458
Capital leases	52,330	7,479	25,085	8,756	11,010
Operating leases	184,173	34,365	54,748	34,903	60,157
Other	2,144	145	246	156	1,597

Total contractual obligations	$669,598	$44,263	$84,671	$48,474	$492,190

	Amount of Commitment Expiration per Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Commercial commitments
Letters of credit	$22,563	$22,563	$—	$—	$—
Guarantees	5,100	—	—	—	5,100

Total commercial commitments	$27,663	$22,563	$—	$—	$5,100

Working Capital and Cash Flows

At March 31, 2003, we had working capital of $117.9 million and cash and cash equivalents of $47.4 million, compared to working capital of $116.6 million and cash and cash equivalents of $38.6 million at December 31, 2002. For the three months ended March 31, 2003, net cash provided by operating activities of continuing operations before reorganization items was $8.8 million. Net cash provided by operating activities of continuing operations before reorganization items was $33.1 million for the three months ended March 31, 2002.

Purchases of property and equipment were $15.8 million for the three months ended March 31, 2003 and $9.8 million for the three months ended March 31, 2002, both of which were financed through internally generated funds. Capital expenditures for the three months ended March 31, 2003 included $3.9 million related to certain facilities that were damaged by floods for which insurance proceeds of $2.9 million were received in the three months ended March 31, 2003. Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, upgrade facilities for the treatment of sub-acute patients, accommodate the addition of specialty medical services and improve the physical appearance of facilities for marketing purposes. In addition, capital expenditures are required for completion of certain facility expansions, new construction projects and supporting non-nursing home operations.

We anticipate spending a portion of our planned capital expenditures for the twelve months ending December 31, 2003 to complete additions to our information systems, which include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Some of the costs associated with these enhancements may qualify as capital expenditures in accordance with American Institute of Certified Public

Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

During the three months ended March 31, 2002, we received net proceeds from the disposition of assets of $90.3 million, which primarily related to the sale of the APS Division.

During the three months ended March 31, 2003, we made aggregate principal repayments of long-term debt of $1.5 million. During the three months ended March 31, 2002, we made aggregate principal repayments of prepetition long-term debt of $92.2 million.

We believe that our cash generated from operations, together with available borrowings under or Senior Credit Facility, are sufficient to fund our working capital needs for the foreseeable future.

Capital Resources

Senior Credit Facility. Effective March 31, 2003, we amended our $297.0 million Senior Credit Facility with a syndicate of lenders (the “Senior Credit Facility”). This amendment, among other things, adjusted the terms of the financial covenants for the two year period through December 31, 2004 and increased our interest rates.

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

Borrowings under a $212.0 million six-year term loan facility (the “Term Loans”) were used to fund our obligations under the Joint Plan and to pay in cash all or a portion of certain claims of prepetition senior credit facility lenders and mortgage lenders. At March 31, 2003, the interest rate was 4.63% and $209.9 million in borrowings that were outstanding on the Term Loans. Additional amounts cannot be borrowed under the Term Loans. The Term Loans amortize in quarterly installments at a rate of 0.25% of the original principal balance, or $0.5 million, payable on the last day of each fiscal quarter beginning June 30, 2002, and mature on May 13, 2008. The Term Loans can be prepaid at our option without penalty or premium. In addition, the Term Loans are subject to mandatory prepayment in certain events such as some asset or securities sales or our receipt of certain insurance proceeds.

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

Borrowings under an $85.0 million revolving credit facility (the “Revolving Credit Facility”) may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings were outstanding under the Revolving Credit Facility as of March 31, 2003; however, approximately $22.6 million of letters of credit issued under the Revolving Credit Facility were outstanding on that date. Also as of March 31, 2003, $62.4 million remained available for future borrowings.

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

Second Priority Notes. The principal amount of newly issued secured debt in the amount of $150.0 million (the “Second Priority Notes”) bear interest at a 3-month LIBOR, adjusted quarterly, plus 550 basis points. At March 31, 2003, the interest rate payable under the Second Priority Notes was 6.9%. The Second Priority Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture covering these notes includes affirmative and negative covenants customary for similar financings, including, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. Liens and security interests in the same collateral as that pledged to secure the Senior Credit Facility secure these obligations. However, the liens and security interests benefiting the Second Priority Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Senior Credit Facility.

Non-Recourse Indebtedness of Unrestricted Subsidiary. Professional Health Care Management, Inc., or PHCMI, a wholly owned subsidiary of ours, is the borrower under an approximately $59.7 million mortgage loan from Omega Healthcare Investors, Inc., or Omega , that was restructured as part of the Chapter 11 cases. The loan, or the Omega Loan, bears interest at a rate of 11.57% per annum, is guaranteed by all the subsidiaries of PHCMI and is secured by liens and security interests on all or substantially all of the real property and personal property of PHCMI and its subsidiaries, or the PHCMI Entities, including nine SNFs located in Michigan and three others in North Carolina, collectively referred to as the Omega Facilities. Omega is also entitled to receive an annual amendment fee equal to 25% of the free cash flow from the Omega Facilities.

The Omega Loan provides for interest only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. Prior to maturity, the Omega Loan is not subject to prepayment without the consent of Omega except (a) between February 1, 2005 and July 31, 2005, at 103% of par, and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest.

The Omega Loan constitutes non-recourse indebtedness to the rest of the legal entities of Mariner excluding PHCMI. None of the MHC Entities have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI’s issued and outstanding capital stock. In addition, none of the PHCMI Entities have guaranteed either the Senior Credit Facility or the Second Priority Notes, nor have they pledged their assets for those indebtednesses. The Omega Loan restricts the extent to which PHCMI can incur other indebtedness, including intercompany indebtedness from PHCMI’s shareholders.

Other Factors Affecting Liquidity and Capital Resources. Due to the impact of the Medicare Reimbursement Cliff, we are currently receiving a lower rate of Medicare reimbursement for services provided after September 30, 2002 than we did before that date. The remaining increases in Medicare reimbursement for high-acuity patients provided for under the Medicare Balanced Budget Refinement Act of 1999, and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 are expected to terminate when the Centers for Medicare & Medicaid Services, or CMS, implements a resource utilization group refinement. CMS recently announced that it was delaying the implementation of any further refinements to the reimbursement rates until October 1, 2004, at the earliest. Based solely on the impact of the Medicare Reimbursement Cliff, and not accounting for other factors, such as pending refinements to the Medicare reimbursement system, potential Medicaid cuts and increased labor costs more fully described below, and assuming that additional mitigating legislation is not enacted by Congress and our patient census remains stable, the Medicare Reimbursement Cliff resulted in a loss of revenue of $8.8 million for the quarter ended March 31, 2003. The Medicare Reimbursement Cliff is expected to result in a loss of revenue of $28.2 million in the last nine months of 2003 and up to approximately $37.0 million annually, thereafter. The impact, and expected continued impact, of the Medicare Reimbursement Cliff is expected to materially adversely affect our cash flows for the indefinite future.

We also are reimbursed for services, such as rehabilitation therapy services, provided to SNF patients under the Medicare Part B benefit. The Balanced Budget Act of 1997, or the Balanced Budget Act, changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee screen payments. It also imposed annual limits per beneficiary of $1,500 for physical therapy and speech language pathology combined and $1,500 for occupational therapy. Subsequent moratoria on imposition of the therapy limits expired on December 31, 2002; however, CMS instructed Medicare contractors to continue to pay claims without limits until they developed a system to monitor the volume of services provided to beneficiaries. The per beneficiary limits are to be imposed beginning July 1, 2003 and will be $1,590 for physical therapy and speech language pathology combined and $1,590 for occupational therapy through the end of calendar year 2003. New limits will be established for calendar year

2004 and will be adjusted by a Medicare economic index. We are unable to quantify whether the reinstatement of limits on reimbursement for Part B therapy services will have an impact on our business or the extent of the possible impact, as this will be a function of the number of patients receiving therapy and the level of therapy they require.

Upon our emergence from bankruptcy, we had ten Medicare fiscal intermediaries through which Medicare claims were paid and cost reports were filed and settled. In order to streamline the Medicare billing and cost reporting process, we requested that all of our facilities be converted to one fiscal intermediary, Mutual of Omaha, or Mutual, starting with Medicare years beginning after September 30, 2002. The primary dates for conversion were October 1, 2002, January 1, 2003 and April 1, 2003. Due to reasons beyond our control, such as the disparity between the Mutual billing system and those of the other fiscal intermediaries, delays in Mutual receiving Tie-In Notices from CMS approving them as the fiscal intermediary for some facilities and issues with respect to paying for patients who were at a facility prior to its conversion to Mutual, the October 1, 2002 and January 1, 2003 conversions have resulted in a slow-down in cash collections for services rendered to Medicare patients. We estimate that we are currently owed approximately $10.0 million from Mutual for Medicare services previously rendered. We are working closely with Mutual to resolve the slow-down in collections. Failure to reach a satisfactory resolution of the slow-down in cash collections from Mutual could have an adverse effect on our liquidity.

The Balanced Budget Act also repealed the federal payment standard for Medicaid reimbursement levels for hospitals and nursing facilities. By repealing this standard, the Balanced Budget Act removed previously existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states in which we maintain significant operations are proposing and/or have implemented reductions in their Medicaid reimbursement levels or decreased the ability to become eligible for Medicaid benefits. These modifications could materially adversely affect our revenue.

Due to a decrease in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry, we have experienced, and are continuing to experience, a significant increase in our labor costs over the course of the last year in certain markets in which we maintain operations. While this has not yet had a material adverse effect on our operations, there can be no assurance that further increases in nursing staff wages will not have such an effect. We have also experienced, and are continuing to experience, increased staffing requirements in order to maintain compliance with various Medicare and Medicaid programs. We anticipate that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of nursing staff candidates to fill anticipated vacancies.

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

In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered by, or are in excess of, our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses, and any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of PL/GL insurance, we currently purchase excess PL/GL liability insurance only and maintain an unaggregated $1.0 million self-insured retention per claim, in all states except Colorado, where we maintain first dollar coverage. Additionally, we currently self insure the first $0.5 million of each employee injury claim. Because we are largely self-insured on both of these programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

Loss provisions in our financial statements for self-insured programs are provided on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims and analysis of claims history. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. The methods of determining these estimates and establishing the resulting accrued liabilities are reviewed frequently by our management with any material adjustments resulting therefrom being reflected in current earnings. Although we believe our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be more or less than the amounts recorded. In the event the provision for loss reflected in our financial statements is inadequate, our financial condition and results of operations may be materially adversely affected.

We maintain two captive insurance subsidiaries to provide for reinsurance obligations under workers’ compensation, PL/GL and automobile liability for losses that occurred prior to April 1, 1998. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations.

We anticipate an increase in employee benefits expenses throughout the 2003 fiscal year due to the rising cost of employee health insurance. The higher cost of insurance is due to an increase in the participation rate among employees, an increase in the cost of insurance per employee and an increase in the total number of employees.

We have significant rent obligations relating to our leased facilities. Total rent expense was $11.6 million and $11.8 million for the three months ended March 31, 2003 and three months ended March 31, 2002, respectively.

The Health Insurance Portability and Accountability Act of 1996 established privacy regulations to improve the efficiency and effectiveness of the health care system by standardizing the electronic transmission of certain administrative and financial transactions. HIPAA seeks to protect the security and privacy of identifiable health information for individual patients. HIPAA regulations require that electronic transactions, claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment and payment and remittance advice, be transmitted electronically and uniformly. This new method of submitting information, including payment information, to our fiscal intermediaries is required under HIPAA to be implemented on October 16, 2003. While we believe that we and the Medicare program will be HIPAA compliant by such date, there is a significant risk that many of the state Medicaid programs from which we receive Medicaid reimbursement will not, particularly in light of the budget deficits many of them are facing.

In the event that a state is unable to process our HIPAA compliant requests for payment, our liquidity could be adversely affected. We are in the process of evaluating the extent of the problem, and program testing of the new data submission requirements began on April 16, 2003. Following October 16, 2003, it will be a violation of HIPAA to submit data in any format other than that prescribed by HIPAA. We are in the process of developing contingency plans to address this potential issue, but no assurance can be given that our liquidity will not be adversely affected following the October 16, 2003 implementation of the new HIPAA electronic transactions and code sets standards if the state Medicaid programs are not compliant.

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

Cautionary Statements

Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these, or similar terms. In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

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

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

At March 31, 2003, we had exposure to interest rate risk related to changes in LIBOR, which affects the interest paid on our variable rate borrowings and the fair value of our fixed rate borrowings. The following table provides information about our financial instruments that are sensitive to changes in interest rates, including principal cash flows and related weighted-average interest rates by expected maturity for the periods indicated (dollars in thousands):

	Expected Maturities
								Fair Value at
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	March 31, 2003

Liabilities
Long-term debt, including amounts due in one year
Fixed rate	$7,633	$6,763	$18,674	$7,927	$1,248	$81,156	$123,401	$126,378
Average interest rate	9.3%	9.4%	9.6%	10.2%	10.5%	10.6%
Variable rate	$2,120	$2,120	$2,120	$2,120	$2,120	$349,280	$359,880	$359,880

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

Derivative Instrument

PHCMI is the borrower under an approximately $59.7 million mortgage loan from Omega that was restructured as part of the Chapter 11 cases. The Omega Loan bears interest at a rate of 11.57% per annum and provides for interest-only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option, or more specifically a “payer swaption.” The fair market value of the payer swaption was bifurcated from the Omega Loan and recorded as an asset with a current market value of $3.2 million on March 31, 2003. Prior to maturity, the Omega Loan can not be prepaid without the consent of Omega except between February 1, 2005 and July 31, 2005, at 103% of par, or within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest. In the event the debt is prepaid, the payer swaption will become worthless and we will recognize an expense for the current market value.

The current market value was determined using the Black model. The selection of this model is subjective and we believe it gives an accurate estimate of the fair value for this derivative instrument. Like all models used to estimate the fair value of a transaction of this nature, the resulting market value is very sensitive to changes in the assumptions. The assumptions used in the model as of March 31, 2003 were as follows: 11.57% strike price; 7.4 years until the swap begins; 11 year term of the swap; notional value of $59.7 million; standard deviation of the forward rate 14.3%; and market par yield plus 500 basis points. The market value calculation is most sensitive to changes in the standard deviation of the forward rate and the market par yield (both the change in the level of interest rates and the shape of the interest rate curve). An increase in these variables, with other variables held constant, will cause the value of the payer swaption to increase.

We do not purchase or hold any derivative financial instruments for trading purposes.

ITEM 4.   CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures systems to ensure this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation in connection with the preparation of this quarterly report within 90 days prior to the date of the report, management necessarily applied its judgment in assessing the costs and benefits of these controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Also, in connection with the audit of our financial statements for the fiscal year ended December 31, 2002, our independent auditor reported to senior management and the audit committee that they concluded we had, during the period covered by that audit, an insufficient number of corporate accounting personnel with the appropriate experience for their responsibilities and the accurate assessment and application of accounting principles. Since our emergence from bankruptcy, we have been addressing and continue to address this issue through the hiring of additional qualified accounting and finance personnel. Notwithstanding the foregoing, the Chief Executive Officer and Chief Financial Officer believe our internal controls and procedures are effective, in all material respects. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, other than the hiring of additional personnel, which we will continue to do. We understand the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number	Description of Exhibit

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

          Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.

	By:	/s/ C. Christian Winkle

C. Christian Winkle President and Chief Executive Officer

Date: May 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2003

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 12, 2003

/s/ William C. Straub William C. Straub	Senior Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	May 12, 2003

CERTIFICATION

I, C. Christian Winkle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mariner Health Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

/s/ Michael E. Boxer

Michael E. Boxer Executive Vice President and Chief Financial Officer (Principal Financial Officer)