Form 10-Q
period 2003-06-30
MARINER HEALTH CARE INC
filed 2003-08-14
CIK 882287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

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

     There were 20,000,000 shares of Common Stock of the registrant outstanding as of August 5, 2003.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Reorganized Company			Predecessor Company

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	April 30, 2002	April 30, 2002

Net revenue	$438,019	$869,796	$295,088	$146,818	$601,437
Costs and expenses
Operating expenses	382,341	761,437	249,194	131,219	522,775
General and administrative	40,068	77,910	24,406	14,518	55,997
Depreciation and amortization	9,483	18,206	4,922	2,832	11,733

Total costs and expenses	431,892	857,553	278,522	148,569	590,505

Operating income (loss)	6,127	12,243	16,566	(1,751)	10,932
Other income (expenses)
Interest expense (contractual interest for the one and four months ended April 30, 2002 was $9,630 and $45,697, respectively)	(9,639)	(17,922)	(5,513)	(2,027)	(3,017)
Interest income	692	1,520	2,220	372	1,154
Reorganization items	—	—	—	1,442,805	1,394,309
Other	(1)	(51)	(116)	1,441	1,495

(Loss) income from continuing operations before income taxes	(2,821)	(4,210)	13,157	1,440,840	1,404,873
(Benefit) provision for income taxes	(1,127)	(1,684)	5,263	—	—

(Loss) income from continuing operations	(1,694)	(2,526)	7,894	1,440,840	1,404,873
Discontinued operations
Gain on sale of discontinued pharmacy operations, net of income taxes of $0, $2,400, $0, $0 and $0	—	3,600	—	7,696	29,082

Net (loss) income	$(1,694)	$1,074	$7,894	$1,448,536	$1,433,955

(Loss) earnings per share — basic and diluted
(Loss) income from continuing operations	$(0.08)	$(0.13)	$0.39	$19.55	$19.07
Gain on sale of discontinued pharmacy operations	—	0.18	—	0.10	0.39

Net (loss) income per share	$(0.08)	$0.05	$0.39	$19.65	$19.46

Weighted average number of common and common equivalent shares outstanding
Basic and diluted	20,000	20,000	20,000	73,688	73,688

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets Cash and cash equivalents	$52,212	$38,618
Receivables, net of allowance for doubtful accounts of $73,926 and $72,996	264,527	264,092
Prepaid expenses and other current assets	38,218	34,947

Total current assets	354,957	337,657

Property and equipment, net of accumulated depreciation of $44,344 and $26,427	584,482	567,260
Reorganization value in excess of amounts allocable to identifiable assets	201,388	201,388
Restricted investments	22,290	38,693
Other assets	34,161	33,740

	$1,197,278	$1,178,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,965	$9,793
Accounts payable	55,109	48,417
Accrued compensation and benefits	84,088	68,444
Accrued insurance obligations	38,142	28,650
Other current liabilities	55,816	65,787

Total current liabilities	246,120	221,091

Long-term debt, net of current maturities	468,804	474,969
Long-term insurance reserves	193,401	195,562
Other liabilities	15,822	14,044
Minority interest	3,645	4,677

Total liabilities	927,792	910,343

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,000,000 shares issued and outstanding	200	200
Warrants to purchase common stock	935	935
Capital in excess of par value	358,977	358,977
Accumulated deficit	(90,974)	(92,048)
Accumulated other comprehensive income	348	331

Total stockholders’ equity	269,486	268,395

	$1,197,278	$1,178,738

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Reorganized Company		Predecessor Company

	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	April 30, 2002

Cash flows from operating activities
Net income	$1,074	$7,894	$1,433,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,206	4,922	11,733
Equity earnings/minority interest	51	116	33
Reorganization items, net	—	—	(1,394,309)
Casualty gain	—	—	(1,527)
Provision for bad debts	7,701	2,499	25,344
Provision for deferred income taxes	(1,684)	5,263	—
Amortization of deferred financing costs	608	134	—
Gain on sale of discontinued pharmacy operations	(3,600)	—	(29,082)
Changes in operating assets and liabilities
Receivables	(11,024)	(9,496)	(13,090)
Prepaid expenses and other current assets	(3,271)	(6,105)	3,192
Accounts payable	6,692	8,263	(27,211)
Accrued and other current liabilities	19,335	(5,686)	25,323
Changes in long-term insurance reserves	(2,161)	9,773	11,369
Other	1,140	754	(7,185)

Net cash provided by operating activities from continuing operations before reorganization items	33,067	18,331	38,545

Payment of reorganization items, net	(5,018)	(9,474)	(35,813)

Cash flows from investing activities
Purchases of property and equipment	(35,428)	(5,870)	(27,553)
Proceeds from sale of property, equipment and other assets	6,132	—	92,446
Restricted investments	16,420	(869)	(14,975)
Insurance proceeds	2,888	—	6,020
Net collections on notes receivable	—	58	146

Net cash (utilized) provided by investing activities	(9,988)	(6,681)	56,084

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	212,000
Repayment of long-term debt	(2,993)	(1,272)	(386,872)
Payment of deferred financing fees	(1,474)	—	(6,424)

Net cash utilized by financing activities	(4,467)	(1,272)	(181,296)

Increase (decrease) in cash and cash equivalents	13,594	904	(122,480)
Cash and cash equivalents, beginning of period	38,618	91,260	213,740

Cash and cash equivalents, end of period	$52,212	$92,164	$91,260

The accompanying notes are an integral part of these financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1                BASIS OF PRESENTATION

Nature of Business

Mariner Health Care, Inc. and its subsidiaries (collectively, the “Company”) provide post-acute healthcare services, primarily through the operation of skilled nursing facilities (“SNFs”). All references to the “Company” herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At June 30, 2003, the Company’s significant operations consisted of 296 nursing facilities, including 287 SNFs and nine stand alone assisted living facilities and apartments, in 23 states with 35,723 licensed beds and significant concentrations of facilities and beds in five states and several metropolitan markets, which represents the Company’s only reportable operating segment (see Note 6). Included in the total SNFs are eight managed SNFs with 1,135 licensed beds. At June 30, 2003, the Company also operated 13 owned, leased or managed long-term acute care hospitals (“LTACs”) in four states with 683 licensed beds.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K filed with the SEC. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described below in “Emergence from Bankruptcy,” all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

Emergence from Bankruptcy

On March 25, 2002, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved the Company’s second amended and restated joint plan of reorganization filed on February 1, 2002 (including all modifications thereof and schedules and exhibits thereto, the “Joint Plan”). On May 13, 2002 (the “Effective Date”), the Company and substantially all of its subsidiaries emerged from proceedings under chapter 11 of title 11 (“Chapter 11”) of the United States Code pursuant to the terms of the Joint Plan. In connection with its emergence from bankruptcy, the Company changed its name to Mariner Health Care, Inc.

The Company emerged from bankruptcy effective May 1, 2002 for financial reporting purposes, at which time it adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. In adopting the requirements of fresh-start reporting as of May 1, 2002, the provisions of the Company’s Joint Plan were implemented, assets and liabilities were adjusted to their estimated fair values and the accumulated deficit for the Company’s subsidiaries that were part of the Chapter 11 cases was eliminated. The financial statements for all periods prior to May 1, 2002 reflect the financial position, results of operations and cash flows of the Company’s predecessor entity (the “Predecessor Company”). The financial statements for all periods subsequent to May 1, 2002, reflect the consolidated financial position, results of operations and cash flows of the reorganized entity (the “Reorganized Company”). Unless stated otherwise as the Predecessor Company or the Reorganized Company, all references to the Company include the operations of both the Predecessor Company and Reorganized Company.

Since fresh-start reporting materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company, a black line signifying the difference in presentation separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Between filing for protection under Chapter 11 on January 18, 2000 and the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company’s consolidated financial statements presented herein for periods prior to emergence from bankruptcy are presented in conformity with SOP 90-7 and were prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

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

A summary of the principal categories of reorganization items follows (in thousands):

	Predecessor Company

	One Month Ended	Four Months Ended
	April 30,	April 30,
	2002	2002

Professional fees	$39,559	$67,976
Net (gain) loss on divestitures	(2,009)	10,766
Interest earned on accumulated cash resulting from the Chapter 11 filings	(169)	(648)
Other reorganization costs	3,248	11,031
Gain on extinguishment of debt	(1,229,557)	(1,229,557)
Fresh-start valuation adjustments	(253,877)	(253,877)

	$(1,442,805)	$(1,394,309)

The Reorganized Company adopted the accounting policies of the Predecessor Company (see the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K filed with the SEC). In accordance with the fresh-start reporting provisions of SOP 90-7, the Reorganized Company also adopted changes in accounting principles that were required in the consolidated financial statements of the Reorganized Company within the twelve month period subsequent to the Effective Date.

The condensed consolidated pro forma effect of the Joint Plan assuming that the Effective Date occurred on January 1, 2002 follows (in thousands, except per share amounts):

Six Months Ended
June 30, 2002

Net revenue	$896,525

Income from continuing operations	$18,458
Gain on sale of discontinued pharmacy operations	29,082

Net income	$47,540

Earnings per share – basic and diluted
Income from continuing operations	$0.92
Gain on sale of discontinued pharmacy operations	1.45

Net income	$2.38

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Discontinued Operations

In October 2001, the Company received the approval of the Bankruptcy Court to sell its institutional pharmacy services business (the “APS Division”). The Company consummated the sale of the APS Division on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States (see Note 3).

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income, as well as charges and credits to stockholders’ equity not included in net (loss) income. The components of comprehensive (loss) income, net of income taxes, consist of the following (in thousands):

	Reorganized Company			Predecessor Company

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	April 30, 2002	April 30, 2002

Net (loss) income	$(1,694)	$1,074	$7,894	$1,448,536	$1,433,955
Net unrealized (loss) gain on available-for-sale securities	(16)	(17)	137	(172)	(603)

Comprehensive (loss) income	$(1,710)	$1,057	$8,031	$1,448,364	$1,433,352

Stock-Based Compensation

Reorganized Company. The Reorganized Company maintains two stock-based compensation plans that provide for the granting of stock options to the Company’s employees and outside directors with exercise prices not less than the fair market value of the shares at the date of grant. The Reorganized Company has stock option plans authorizing the grant of stock options to purchase up to 2,153,022 shares of common stock, par value $0.01 per share (the “Common Stock”). At June 30, 2003, there were options to purchase 525,000 shares of common stock outstanding at exercise prices ranging from $2.65 to $20.12, all of which were equal to the fair market value of the common stock on the date of the grant. There were options to purchase 85,625 shares of Common Stock exercisable at June 30, 2003.

Stock Option Exchange Program. In the second quarter of 2003, the Company’s Board of Directors approved a voluntary stock option exchange program whereby the Company offered employees the opportunity to exchange options having an exercise price of $20.12 for an equal number of new options. Non-employee members of the Board of Directors were not eligible to participate in the exchange program.

Under the terms of the program, in order to participate, eligible employees were required to tender all of their options that were granted with an exercise price of $20.12 in exchange for a commitment by the Company to grant

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

new options under the program six-months and one day following the closing date of the offering period (the date of legal cancellation of the tendered options), with an exercise price per share equal to the greater of $8.00 or the fair market value of the Company’s Common Stock at that time, whichever is higher. On June 13, 2003, the Company canceled options to purchase 1,563,560 shares of the Company’s Common Stock. The Compensation Committee of the Board of Directors will grant new options to purchase 1,563,560 shares of the Company’s Common Stock on the first day that is at least six months and one day following June 13, 2003, assuming all employees who participated in the tender remain employed by the Company. These options will vest in three equal annual installments beginning on the first anniversary of the date of grant of the new options, with the exception of the options granted to the Company’s Chief Executive Officer, which will vest in accordance with the terms set forth in his employment agreement. The Company does not expect to record any significant compensation expense as a result of the exchange program.

Predecessor Company. The Predecessor Company had stock option plans for key employees and outside directors which authorized the granting of incentive stock options and nonqualified options. Upon the Company’s emergence from bankruptcy, all the Predecessor Company stock option plans and options granted were canceled.

Pro Forma. The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recognizes no compensation expense for stock option grants. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS 148”), the Company’s pro forma net (loss) income and (loss) earnings per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands, except per share amounts):

	Reorganized Company			Predecessor Company

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	April 30, 2002	April 30, 2002

Net (loss) income	$(1,694)	$1,074	$7,894	$1,448,536	$1,433,955
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(844)	(1,702)	(730)	(31)	(123)

Pro forma net (loss) income	$(2,538)	$(628)	$7,164	$1,448,505	$1,433,832

Basic and diluted (loss) earnings per share
As reported	$(0.08)	$0.05	$0.39	$19.65	$19.46
Pro forma	(0.13)	(0.03)	0.36	19.66	19.46

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company believes the adoption of SFAS 150 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies accounting and reporting for derivative instruments. In particular, this statement amends certain other pronouncements and clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

when a derivative contains a financial component. The guideline should be applied prospectively. The Company believes the adoption of SFAS 149 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. This interpretation is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this interpretation must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the implementation of this interpretation will have on its results of operations and financial position for any transaction entered into prior to February 1, 2003. Since the evaluation is ongoing, the Company does not know whether this interpretation will have a material impact on the consolidated financial position or results of operations of the Company. For transactions entered into after January 31, 2003, this interpretation did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2002, FASB issued SFAS 148, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of this statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in APB Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS 148 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company. SFAS 148 does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. These required disclosures have been presented above.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation were effective as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of this interpretation were effective beginning January 1, 2003. The implementation of this interpretation did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period financial statement presentation.

NOTE 2   REVENUE

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

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of approximate net revenue by payor type for the periods indicated (in thousands):

	Reorganized Company			Predecessor Company

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	April 30, 2002	April 30, 2002

Medicaid	$208,706	$414,063	$142,508	$69,819	$287,073
Medicare	148,710	295,145	99,337	50,447	207,286
Private and other	80,603	160,588	53,243	26,552	107,078

Net revenue	$438,019	$869,796	$295,088	$146,818	$601,437

NOTE 3   DIVESTITURES AND CASUALTY GAIN

Discontinued Operations

On January 6, 2002, the Company consummated the sale of its APS Division to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, “Omnicare”). During the quarter ended December 31, 2001, the Company received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division (the “Earnout Payments”). During the four months ended April 30, 2002, the Company realized a gain on the sale of the APS Division of $29.1 million. During the three months ended March 31, 2003, the Company earned and received the first Earnout Payment of $6.0 million. On July 23, 2003, the Company and Omnicare entered into an agreement whereby all conditions for the remaining Earnout Payments were considered to have been met and the Company received the remaining $12.0 million from Omnicare on August 5, 2003.

Other Divestitures

During the four months ended April 30, 2002, the Predecessor Company completed the sale or divestiture of approximately 20 owned or leased SNFs and certain assets, which resulted in a net loss of approximately $10.8 million and is included in net loss (gain) on divestitures within reorganization items. These facilities reported net revenue of approximately $13.0 million and $0.6 million for the four months ended April 30, 2002 and one month ended April 30, 2002, respectively.

Casualty Gain

During April 2002, the Predecessor Company recorded a net gain of approximately $1.5 million relating to certain owned and leased facilities that were damaged by floods. The net gain is included in other income and is comprised of a gain of approximately $14.4 million relating to owned and capital leased facilities whose net carrying value was less than the insurance proceeds expected to be received, offset by a loss of approximately $12.9 million relating to operating leased facilities whose estimated costs to repair are in excess of the expected insurance proceeds to be received.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated in accordance with SFAS No. 128, “Earnings per Share” (in thousands, except per share data):

	Reorganized Company			Predecessor Company

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	April 30, 2002	April 30, 2002

Numerator for basic and diluted (loss) income per share
(Loss) income from continuing operations	$(1,694)	$(2,526)	$7,894	$1,440,840	$1,404,873
Discontinued operations
Gain on sale of discontinued pharmacy operations	—	3,600	—	7,696	29,082

Net (loss) income	$(1,694)	$1,074	$7,894	$1,448,536	$1,433,955

Denominator for basic (loss) income per share — weighted average shares	20,000	20,000	20,000	73,688	73,688
Effect of dilutive securities — stock options	—	—	—	—	—

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	20,000	20,000	20,000	73,688	73,688

(Loss) earnings per share — basic and diluted
(Loss) income from continuing operations	$(0.08)	$(0.13)	$0.39	$19.55	$19.07
Discontinued operations
Gain on sale of discontinued pharmacy operations	—	0.18	—	0.10	0.39

Net (loss) income per share	$(0.08)	$0.05	$0.39	$19.65	$19.46

The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

NOTE 5   CONTINGENCIES

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

On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal Surplus Lines Insurance Company (“Royal”), commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al. (“MHG”), Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two professional and general liability insurance (“PL/GL”) policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior liability insurance carriers, Northfield Insurance Company (“Northfield”), moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was subsequently granted.

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

In addition, a new lawsuit was filed on or about April 14, 2003 in the United States District court for the Northern District of Georgia, Atlanta Division, entitled Northfield Insurance Company v. Mariner Health Care, Inc., No. 1:03-CV-098-BBM. In this insurance coverage action, Northfield claims it is not obligated to provide the Company with coverage for an incident arising from a death in a Texas facility. Northfield claims that the Company breached its contractual obligations to Northfield by failing to accept a reasonable settlement demand that was within the

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company’s self-insured retention. The Company contends that this suit is more properly brought in the bankruptcy proceedings pending in Delaware. Further, the Company contends that it has no contractual obligation to settle within its self-insured retention.

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

After the Individual Defendants filed the Chancery Court action, the Company also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary No. 02-05598 (consolidated with Adversary No. 02-05599). In this enforcement action (the “Enforcement Action”), the Company generally alleged that it does not have any obligation to indemnify the Individual Defendants and the Individual Defendants’ pursuit of their indemnification claims violated the Company’s discharge in bankruptcy. The Individual Defendants filed counterclaims generally alleging that the Company has an obligation to indemnify them against the claims in the Fulton County action and that the Company is estopped from asserting those claims. The Company moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, and on April 10, 2003 the Bankruptcy Court granted the motion to dismiss.

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

NOTE 6   SEGMENT INFORMATION

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

The following tables summarize operating results by business segment, excluding the results of the APS Division, for periods indicated (in thousands):

	Reorganized Company			Predecessor Company

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	April 30, 2002	April 30, 2002

Revenue from external customers
Nursing home services	$409,931	$812,246	$275,707	$137,436	$564,350
Other	28,088	57,550	19,381	9,382	37,087

Consolidated revenue	$438,019	$869,796	$295,088	$146,818	$601,437

Operating margin
Nursing home services	$31,921	$64,995	$31,303	$7,134	$44,405
Other	(16,311)	(34,546)	(9,815)	(6,053)	(21,740)

Consolidated operating margin	15,610	30,449	21,488	1,081	22,665
Depreciation and amortization	9,483	18,206	4,922	2,832	11,733

Operating income (loss)	$6,127	$12,243	$16,566	$(1,751)	$10,932

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The accompanying unaudited condensed consolidated financial statements set forth certain information with respect to the financial position, results of operations and cash flows for our company which should be read in conjunction with the following discussion and analysis. As used in this report, references to “we,” “us,” “our,” “Mariner” or similar terms include Mariner Health Care, Inc. and its operating subsidiaries.

Mariner Health Care, Inc. through its operating subsidiaries is one of the largest providers of long-term healthcare services in the United States based on net revenue and the number of nursing homes owned, leased and managed. We provide these services primarily through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. As of June 30, 2003, we operated 296 owned, leased or managed facilities in 23 states, including 287 SNFs and nine stand along assisted living facilities and apartments, or ALFs, with 35,723 licensed beds, as well as 13 LTACs in four states with 683 licensed beds. Included in the total number of SNFs are eight managed SNFs with 1,135 licensed beds. As of June 30, 2003, we owned 192 of our facilities, and 13 of our facilities were leased under capital leases. We have significant facility concentrations in five states and several metropolitan markets.

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

Critical Accounting Policies and Estimates

General. The unaudited condensed consolidated financial statements are based on the application of critical accounting policies and estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and assumptions pertaining to (a) revenue recognition, (b) collectibility of accounts receivable, (c) insurance and professional liability risks and (d) income taxes.

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

Collectibility of Accounts Receivable. Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as economic downturn, higher than expected defaults or denials, reduced collections or change in our payor mix, our estimates of the recoverability of our receivables could be reduced by a material amount. Our provision for bad debts represented 0.9% and 3.1% of net revenue for the six months ended June 30, 2003 and 2002, respectively. Our allowance for doubtful accounts represented 21.8% and 21.7% of accounts receivable at June 30, 2003 and December 31, 2002, respectively.

Insurance and Professional Liability Risks. We currently purchase professional and general liability insurance, or PL/GL, through a third-party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim, except in Colorado, where we maintain first dollar coverage. Loss provisions in our financial statements for self-insured risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history and independent actuarially determined estimates. The methods of making these estimates and establishing the resulting accrued liabilities are reviewed frequently by management with any material adjustments resulting from that review reflected in current earnings. Although management believes that the current provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. In the event the provision for loss reflected in our financial statements is inadequate, our financial condition and results of operations may be materially adversely affected.

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

We have limited operating experience as a Reorganized Company. Furthermore, there are significant uncertainties with respect to future Medicare payments to both our SNFs and LTACs that could materially affect the realization of some of our deferred tax assets. Accordingly, a valuation allowance is provided for deferred tax assets because the ability to realize the deferred tax assets is uncertain.

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

Results of Operations

     The following table represents the unaudited interim statements of operations of the Reorganized Company for the three and six months ended June 30, 2003 and the combined operations of the Reorganized Company and Predecessor Company for the three and six months ended June 30, 2002 (in thousands):

			Combined Reorganized Company
	Reorganized Company		and Predecessor Company

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

Net revenue	$438,019	$869,796	$441,906	$896,525

Costs and expenses
Operating expenses	382,341	761,437	380,413	771,969
General and administrative	40,068	77,910	38,924	80,403
Depreciation and amortization	9,483	18,206	7,754	16,655

Total costs and expenses	431,892	857,553	427,091	869,027

Operating income	6,127	12,243	14,815	27,498

Other income (expenses)
Interest, net	(8,947)	(16,402)	(4,948)	(5,156)
Reorganization items	—	—	1,442,805	1,394,309
Other	(1)	(51)	1,325	1,379

(Loss) income from continuing operations before income taxes	(2,821)	(4,210)	1,453,997	1,418,030
(Benefit) provision for income taxes	(1,127)	(1,684)	5,263	5,263

(Loss) income from continuing operations	(1,694)	(2,526)	1,448,734	1,412,767
Discontinued operations
Gain on sale of discontinued pharmacy operations	—	3,600	7,696	29,082

Net (loss) income	$(1,694)	$1,074	$1,456,430	$1,441,849

Three Months Ended June 30, 2003 (Reorganized Company) Compared to the Three Months Ended June 30, 2002 (Combined Reorganized Company and Predecessor Company)

Net Revenue. Net revenue, which is derived from the provision of routine and ancillary services and is a function of occupancy rates, payor mix and acuity levels of the patients in our facilities, totaled $438.0 million for the three months ended June 30, 2003, a decrease of $3.9 million, or 0.9%, as compared to the three months ended June 30, 2002. The decrease in net revenue is primarily attributable to a decrease in net revenue of our nursing home services segment of approximately $3.2 million, or 0.8%. The decrease in net revenue from our nursing home services segment is attributable to a decrease in Medicare rates as a result of the sunset of certain add-on payments provided under the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 on September 30, 2002 (the “Medicare Reimbursement Cliff”) and the divestiture of certain SNFs, in large part offset by an increase in net revenue in facilities we operated during each of the three month periods ended June 30, 2003 and 2002 (“same facility operations”).

Net revenue of same facility operations increased approximately $9.5 million, or 2.5% mainly due to a shift in the patient mix to a higher percentage of Medicare patients and increases in Medicaid rates. Although Medicare rates decreased as a result of the Medicare Reimbursement Cliff, the volume of Medicare patients increased 8.9% for same facility operations, which resulted in an increase in net revenue of approximately $9.8 million. In addition, our average Medicaid rates for same facility operations increased 3.6% which resulted in an increase in net revenue of approximately $7.3 million.

Overall, our occupancy levels for same facility operations remained consistent at 85.7% and 85.9% for the three months ended June 30, 2003 and 2002, respectively. We calculate aggregate occupancy percentages for all of our nursing facilities by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated. Licensed beds refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use. We do not believe there is a consistent industry standard as to how occupancy is measured; for this reason, this information may not be comparable among long-term care providers. Occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors affecting profitability include the sources of payment, terms of reimbursement and the acuity level for each of the patients in the facilities.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 were $382.3 million, an increase of $1.9 million, or 0.5%, compared to $380.4 million of operating expenses for the three months ended June 30, 2002. After adjusting for the facilities that have been divested, operating expenses for the three months ended June 30, 2003 were $382.3, an increase of $28.1 million, or 7.9% compared to $354.2 million of operating expenses for the three months ended June 30, 2002.

The increase in operating expenses for same facility operations was primarily attributable to an increase in labor costs and temporary staffing of $14.6 million, or 5.6%. This 5.6% increase is a result of numerous factors including increased staffing requirements in order to maintain compliance with various Medicaid programs, a decline in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry. Various federal, state and local regulations impose, depending on service provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels as well as the mix of staff, and therefore, impact total costs and expenses. We anticipate that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of nursing staff candidates to fill anticipated vacancies. In addition, we anticipate an increase in employee benefits expense during the current year due to the rising cost of employee health insurance as a result of the participation rate among employees and an increase in the cost of insurance per employee. Our other significant operating expense increases included increases in ancillary costs, which include various types of therapies, medical supplies and prescription drugs, of $8.4 million, or 31.8%, and insurance expense of $4.2 million, or 16.1%. Ancillary costs increased as a result of more medically complex patients due to a shift in the patient mix as discussed above.

General and Administrative. General and administrative expenses for the three months ended June 30, 2003 were $40.1 million, an increase of $1.2 million, or 3.1%, compared to $38.9 million of general and administrative expenses for the three months ended June 30, 2002. After adjusting for the facilities that have been divested, general and administrative expenses for the three months ended June 30, 2003 were $40.1 million, an increase of $3.0 million, or 8.1%, compared to $37.1 million of general and administrative expense for the three months ended June 30, 2002. The increase in general and administrative expenses for same facility operations is a result of numerous factors including additional costs associated with the establishment of a new centralized clinical billing function.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2003 was $9.5 million, an increase of $1.7 million, or 21.8%, compared to $7.8 million of depreciation and amortization expenses for the three months ended June 30, 2002. The increase resulted from the change in carrying values that were adjusted in fresh-start accounting to reflect fair value on May 1, 2002.

Interest, net. Interest expense, net of interest income for the three months ended June 30, 2003 was $8.9 million, an increase of $4.0 million, compared to $4.9 million for the three months ended June 30, 2002. This increase is due to an increase in interest expense of $2.1 million as a result of our new capital structure upon emergence from bankruptcy and a decrease of interest income of $1.9 million, which is primarily attributable to a decrease in cash as a result of our emergence from bankruptcy and an overall decline in interest rates.

Reorganization Items. Reorganization items, which consisted of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, resulted in a $1.4 billion gain for the three months ended June 30, 2002, which consisted primarily of $1.2 billion gain on early extinguishment of debt and $0.3 billion gain on fresh-start valuation adjustments. There were no reorganization items reflected in our results of operations in the comparable three month period ended June 30, 2003 since we emerged from bankruptcy on May 13, 2002. During the three month period ended June 30, 2003, we paid $3.6 million of reorganization items.

Six Months Ended June 30, 2003 (Reorganized Company) Compared to the Six Months Ended June 30, 2002 (Combined Reorganized Company and Predecessor Company)

Net Revenue. Net revenue totaled $869.8 million for the six months ended June 30, 2003, a decrease of $26.7 million, or 3.0%, as compared to the six months ended June 30, 2002. The decrease in net revenue is primarily attributable to a decrease in net revenue of our nursing home services segment of approximately $27.9 million, or 3.3%. The decrease in net revenue from our nursing home services segment is attributable to a decrease in Medicare rates as a result of the Medicare Reimbursement Cliff and the divestiture of certain SNFs, in large part offset by an increase in net revenue in facilities we operated during each of the six month periods ended June 30, 2003 and 2002 (“same facility operations”).

Net revenue of same facility operations increased approximately $13.5 million, or 1.8%, mainly due to a shift in the patient mix to a higher percentage of Medicare patients payor mix and increases in Medicaid pay rates. Although Medicare rates decreased as a result of the Medicare Reimbursement Cliff, the volume of Medicare patients increased 8.1% for our same facility operations, which resulted in an increase in net revenue of approximately $18.1 million. In addition, or average Medicaid rates for same facility operations increased 3.3%, which resulted in an increase in net revenue of approximately $13.2 million.

Overall, our occupancy levels for same facility operations remained consistent at 85.8% and 86.2% for the six months ended June 30, 2003 and 2002, respectively.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 were $761.4 million, a decrease of $10.6 million, or 1.4%, compared to $772.0 million of operating expenses for the six months ended June 30, 2002. After adjusting for the facilities that have been divested, operating expenses for the six months ended June 30, 2003 were $761.4, an increase of $44.3 million, or 6.2%, compared to $717.1 million of operating expenses for the six months ended June 30, 2002. The increase in operating expenses for same facility operations was primarily attributable to an increase in labor costs and temporary staffing of $31.5 million, or 6.0%. As previously discussed, this increase is a result of numerous factors, including increased staffing requirements in order to maintain compliance with various Medicaid programs, a decline in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry.

The remaining increase in operating expenses included an increase in ancillary services of $14.4 million, or 27.4%, as a result of more medically complex patients due to a shift in the patient mix, and insurance expense of $4.2 million, or 7.7%. These increases in operating expenses were partially offset by a decrease in the provision for bad debt of $6.9 million, or 47.3%, from a charge recorded in the six months ended June 30, 2002 due to a re-evaluation of our allowance for doubtful accounts triggered by the deterioration in the aging of certain categories of receivables related to facilities which were previously divested.

General and Administrative. General and administrative expenses for the six months ended June 30, 2003 were $77.9 million, an decrease of $2.5 million, or 3.1%, compared to $80.4 million of general and administrative expenses for the six months ended June 30, 2002. After adjusting for the facilities that have been divested, general and administrative expenses for the six months ended June 30, 2003 were $77.9 million, an increase of $2.0 million, or 2.6%, compared to $75.9 million of general and administrative expense for the six months ended June 30, 2002. The increase in general and administrative expenses for same facility is a result of numerous factors including additional costs associated with the establishment of a new centralized clinical billing function.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2003 was $18.2 million, an increase of $1.5 million, or 9.0%, compared to $16.7 million of depreciation and amortization expenses for the six months ended June 30, 2002. The increase resulted from the change in carrying values that were adjusted in fresh-start accounting to reflect fair value on May 1, 2002.

Interest, net. Interest expense, net of interest income for the six months ended June 30, 2003 was $16.4 million, an increase of $11.2 million, compared to $5.2 million for the six months ended June 30, 2002. This increase is due to an increase in interest expense of $9.4 million as a result of our new capital structure upon emergence from bankruptcy and a decrease of interest income of $1.9 million, which is primarily attributable to a decrease in cash as a result of our emergence from bankruptcy and an overall decline in interest rates.

Reorganization Items. Reorganization items, which consisted of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, resulted in a $1.4 billion gain for the six months ended June 30, 2002, which consisted primarily of $1.2 billion gain on early extinguishment of debt and $0.3 billion gain on fresh-start valuation adjustments. There were no reorganization items reflected in our results of operations in the comparable six month period ended June 30, 2003 since we emerged from bankruptcy on May 13, 2002. During the six month period ended June 30, 2003, we paid $5.0 million of reorganization items.

Liquidity and Capital Resources

Working Capital and Cash Flows

At June 30, 2003, we had working capital of $108.8 million and cash and cash equivalents of $52.2 million, compared to working capital of $116.6 million and cash and cash equivalents of $38.6 million at December 31, 2002. For the six months ended June 30, 2003, net cash provided by operating activities of continuing operations before payment of reorganization items was $33.1 million. Net cash provided by operating activities of continuing operations before payment of reorganization items was $56.9 million for the six months ended June 30, 2002. Our operations cash flows decreased $23.8 million primarily due to a decrease in operating income as a result of facility divestitures and the negative impact of the Medicare Reimbursement Cliff, and an increase in PL/GL insurance settlement payments for the six months ended June 30, 2003.

Purchases of property and equipment were $35.4 million for the six months ended June 30, 2003 and $33.4 million for the six months ended June 30, 2002, both of which were financed through internally generated funds. Capital expenditures for the six months ended June 30, 2003 included $7.8 million related to certain facilities that were damaged by floods for which insurance proceeds of $2.9 million were received in the six months ended June 30, 2003. We anticipate receiving additional funds from our insurance providers to cover these expenditures. Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, upgrade facilities for the treatment of sub-acute patients, accommodate the addition of specialty medical services and improve the physical appearance of facilities for marketing purposes. In addition, capital expenditures are required for completion of certain facility expansions, new construction projects and supporting non-nursing home operations.

We anticipate spending a portion of our planned capital expenditures for the twelve months ending December 31, 2003 to complete additions to our information systems, which include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Some of the costs associated with these enhancements may qualify as capital expenditures in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In the six months ended June 30, 2003 we have capitalized approximately $17.7 million relating to this initiative.

During the six months ended June 30, 2003, we received net proceeds from the disposition of assets of $0.1 million, and an additional $6.0 million of contingency payments from discontinued operations associated with the sale of the APS Division prior to our emergence from Chapter 11 (see Note 3 of the accompanying unaudited condensed consolidated financial statements). During the six months ended June 30, 2002, we received net proceeds from the disposition of assets of $92.4 million, which primarily related to the sale of the APS Division.

During the six months ended June 30, 2003, we made aggregate principal repayments of long-term debt of $3.0 million, of which $1.0 million related to scheduled repayments of our senior credit facility. The remaining $2.0 million related to scheduled repayments of our mortgages and capital leases. During the two months ended June 30, 2002, we made aggregate principal repayments of long-term debt of approximately $1.3 million. During the four months ended April 30, 2002 we made aggregate principal repayments of long-term debt of approximately $386.9 million of which approximately $287.4 million was paid to the principal lenders under our prepetition senior credit facilities in connection with the consummation of the Joint Plan. In addition, we also received $212.0 million related to our senior credit facility entered into in connection with the consummation of the Joint Plan.

Based upon existing cash levels, expected operating cash flows and capital spending, proposed increases in Medicare and Medicaid reimbursement (see “Other Factors Affecting Liquidity and Capital Resources”) and the availability of borrowings under our revolving credit facility, management believes that we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future. For a discussion of items that may have an adverse impact on our future liquidity, see “Cautionary Statements” below.

Capital Resources

Senior Credit Facility. We are currently the borrower under a $297.0 million senior credit facility with a syndicate of lenders that provides for a $212.0 million six-year term loan facility (the “Term Loans”) and an $85.0 million revolving credit facility.

At June 30, 2003, $209.4 million in borrowings were outstanding under the Term loans, which bear interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 2.25% to 3.25% for base rate loans and 3.25% to 4.25% for eurodollar rate loans, subject to quarterly adjustment depending on our total debt leverage ratio. At June 30, 2003 the per annum interest rate was 5.6%.

The Term Loans amortize in quarterly installments at a rate of 0.25% of the original principal balance, or $0.5 million, payable on the last day of each fiscal quarter and mature on May 13, 2008. The Term Loans can be prepaid at our option without penalty or premium and are subject to mandatory prepayment in certain events such as some asset or securities sales or our receipt of certain insurance proceeds. The Term Loans are also subject to annual mandatory prepayment to the extent of 75% of our consolidated excess cash flow. Any mandatory prepayment of our Term Loans will reduce our remaining financial flexibility by reducing our available cash balance. While we are currently unable to quantify the extent to which this will affect our future operations, it is possible that it will make it more difficult or impossible for us to fund future operations, which could impair our operating results.

Borrowings under the $85.0 million revolving credit facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the revolving credit facility, which matures on May 13, 2007, is subject to a borrowing base based upon both a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings were outstanding under the revolving credit facility as of June 30, 2003; however, approximately $31.8 million of letters of credit issued under the revolving credit facility were outstanding on that date. Also as of June 30, 2003, $53.2 million remained available for future borrowings.

The senior credit facility is guaranteed by substantially all of our subsidiaries and is secured by liens and security interests on substantially all of our real property and personal property assets. In addition to those described above, covenants negotiated in the senior credit facility restrict our ability to borrow funds in the event we maintain a cash book balance in excess of $25.0 million and also require us to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA (as defined in the debt agreement), maximum total leverage and senior leverage ratios, as well as maximum capital expenditures. Effective March 31, 2003, we amended our senior credit facility to adjust certain financial covenants through December 31, 2004, which also increased our interest rates. We are in compliance with the financial covenants at June 30, 2003.

Second Priority Notes. We are also the borrower of $150.0 million secured debt, or the Second Priority Notes, which bears interest at a 3-month LIBOR, adjusted quarterly, plus 550 basis points. At June 30, 2003, the interest rate payable under the Second Priority Notes was 6.8%. The Second Priority Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture covering these notes includes affirmative and negative covenants customary for similar financings, including, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. At June 30, 2003, we are in compliance with all of the covenants. Liens and security interests in the same collateral as that pledged to secure the senior credit facility secure these obligations. However, the liens and security interests benefiting the Second Priority Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the senior credit facility.

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

The Omega Loan constitutes non-recourse indebtedness to the rest of the legal entities of Mariner excluding PHCMI, or the MHC Entities. None of the MHC Entities have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI’s issued and outstanding capital stock. In addition, none of the PHCMI Entities have guaranteed either our senior credit facility or the Second Priority Notes, nor have they pledged their assets for those indebtednesses. The Omega Loan restricts the extent to which PHCMI can incur other indebtedness, including intercompany indebtedness from PHCMI’s shareholders.

Other Factors Affecting Liquidity and Capital Resources

Healthcare Regulatory and Legislative Matters. Due to the impact of the Medicare Reimbursement Cliff, we are currently receiving a lower rate of Medicare reimbursement for services provided after September 30, 2002 than we did before that date. The remaining increases in Medicare reimbursement for high-acuity patients provided for under the Medicare Balanced Budget Refinement Act of 1999, and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 are expected to terminate when the Centers for Medicare & Medicaid Services, or CMS, implements a resource utilization group refinement. CMS announced that it was delaying the implementation of any further refinements to the reimbursement rates until October 1, 2004, at the earliest. Not accounting for other factors, such as pending refinements to the Medicare reimbursement system, potential Medicaid cuts and increased labor costs as previously described, the Medicare Reimbursement Cliff alone resulted in a loss of revenue of approximately $8.8 million for the quarter ended June 30, 2003. The Medicare Reimbursement Cliff is expected to result in a loss of revenue of $18.8 million in the last six months of 2003 and up to approximately $37.0 million annually, thereafter before taking into account the mitigating legislation described below. The impact, and expected continued impact, of the Medicare Reimbursement Cliff has and will continue to materially adversely affect our cash flows for the indefinite future.

On August 4, 2003 CMS published in the Federal Register the final fiscal year 2004 skilled nursing facility prospective payment system rules effective October 1, 2003. The final rules make two significant enhancements to the market basket adjusting the fiscal year 2004 base rates by a total of 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors). These two changes are estimated to increase Medicare payment rates per patient day by approximately $19. The actual increase will vary from facility to facility because of geographic wage adjustments and variances in patient acuity. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons, which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for the cost of providing non-therapy ancillary services.

We also are reimbursed for services, such as rehabilitation therapy services, provided to SNF patients under the Medicare Part B benefit. The Balanced Budget Act of 1997, or the Balanced Budget Act, changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee screen payments. It also imposed annual limits per beneficiary of $1,500 for physical therapy and speech language pathology combined and

$1,500 for occupational therapy. Subsequent moratoria on imposition of the therapy limits expired on December 31, 2002; however, CMS instructed Medicare contractors to continue to pay claims without limits until they developed a system to monitor the volume of services provided to beneficiaries. The per beneficiary limits were to be imposed beginning July 1, 2003 at $1,590 for physical therapy and speech language pathology combined and $1,590 for occupational therapy; however, imposition of the limits was further delayed until September 1, 2003 and will be applicable through the end of calendar year 2003. In the absence of further Congressional action on this issue, new limits will be established for calendar year 2004 and later and will be adjusted by a Medicare economic index. We are unable to quantify whether the reinstatement of limits on reimbursement for Part B therapy services will have an impact on our business or the extent of the possible impact, as this will be a function of the number of patients receiving therapy and the level of therapy they require.

CMS has issued regulations to replace the reasonable cost-based payment system for LTACs with a prospective payment system, or PPS. As of October 1, 2002, and subject to a five-year phase-in period during which reimbursement will be based on a blend of federal rates and a cost-based reimbursement system (although some facilities can elect to adopt the full federal rates immediately), LTACs are paid under this new PPS. This PPS uses information from patient records to classify patients into distinct long-term care diagnosis related groups, based on clinical characteristics and expected resource needs. Separate per-discharge payments will be calculated for each diagnosis related group. All of our LTACs have elected to adopt the full federal rate immediately. Our LTACs have not experienced any adverse effect to date as a result of the new LTAC PPS.

In June 2003, the U.S. House and Senate adopted separate Medicare reform bills that would, if enacted, institute wide-ranging changes in Medicare reimbursement policies for a variety of Medicare providers. In their current form, neither of the bills currently would materially affect Medicare SNF or LTAC reimbursement rates. Nevertheless, no assurances can be given that legislation ultimately enacted by Congress, if any, would not reduce Medicare reimbursement levels or impose additional costs on our business.

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

The Balanced Budget Act contained a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since that repeal, many states where we maintain significant operations have sought to lower their nursing home payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect these initiatives would have on us. Additionally, rising Medicaid costs and decreasing state revenue caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding or limit access to their Medicaid programs as a means of balancing their state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) nursing facility services. We cannot assure you that future changes in Medicaid reimbursement rates to nursing facilities will not have a material adverse effect on us.

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

Insurance. Insurance related costs in the long-term care industry continue to rise at a dramatic rate. This primarily includes PL/GL, workers’ compensation and directors and officers liability programs. Significant increases in the frequency and severity of PL/GL claims also continues. Insurance markets have responded to this significant increase by severely restricting the availability of PL/GL insurance coverage. As a result of these changes, fewer companies are engaged in insuring long-term care companies for PL/GL losses, and those that do offer insurance coverage do so at a very high cost. These increases have already had an adverse effect on our operations. No assurance can be given that our PL/GL costs will not continue to rise, or that PL/GL coverage will be available to us in the future. In certain states in which PL/GL insurance coverage has become cost prohibitive to maintain. we are evaluating whether to continue operations in those markets.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, the Private Securities Litigation Reform Act of 1995, or the PSLRA, or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Mariner cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

•	our existing and future indebtedness;

•	changes in Medicare, Medicaid and certain private payors’ reimbursement levels;

•	existing government regulations and changes in, or the failure to comply with, governmental regulations;

•	the ability to control costs and implement measures designed to enhance operating efficiencies;

•	legislative proposals for health care or tort reform;

•	competition;

•	the ability to attract and retain qualified personnel at a reasonable cost;

•	changes in current trends in the cost and volume of general and professional liability claims;

•	possible investigations or proceedings against us initiated by states or the federal government;

•	state regulation of the construction or expansion of health care providers;

•	litigation;

•	unavailability of adequate insurance coverage on reasonable terms; and

•	an increase in senior debt or reduction in cash flow upon our purchase or sale of assets.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our Annual Report for the year ended December 31, 2002 on Form 10-K. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, the fair value of our fixed rate long-term debt exceeded the carrying value by $3.5 million, which represented an increase in fair value since year-end. See the discussion of our market risk in our Annual Report for the year ended December 31, 2002 on Form 10-K filed with the SEC.

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

Also, in connection with the audit of our financial statements for the year ended December 31, 2002, our independent auditor reported to senior management and the audit committee that they concluded we had, during the period covered by that audit, an insufficient number of corporate accounting personnel with the appropriate experience for their responsibilities and the accurate assessment and application of accounting principles. Since our emergence from bankruptcy, we have been addressing and continue to address this issue through the hiring of additional qualified accounting and finance personnel. Notwithstanding the foregoing, the Chief Executive Officer and Chief Financial Officer believe our internal controls and procedures are effective, in all material respects. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, other than the hiring of additional personnel, which we will continue to do. On May 27, 2003, the SEC promulgated rules extending the date for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to December 2004 and implementing certain other requirements under this law. We have engaged an outside consultant in order to work with us in evaluating our internal control procedures. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of Mariner Health Care, Inc. was held on July 30, 2003.

(b)	All director nominees were elected.

(c)	Other than the election of directors, there were no additional matters voted upon at the meeting. A tabulation of the vote for election of directors follows:

Director	Votes For	Votes Against	Abstain

Victor L. Lund	17,074,843	287,118	—
C. Christian Winkle	17,074,843	287,118	—
Patrick H. Daugherty	16,768,629	593,332	—
Earl P. Holland	17,074,843	287,118	—
Philip L. Maslowe	17,074,843	287,118	—
Mohsin Y. Meghji	17,074,843	287,118	—
M. Edward Stearns	17,074,843	287,118	—

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Chief Executive Officer Certification Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.

By:	/s/ C. Christian Winkle

C. Christian Winkle President and Chief Executive Officer

Date: August 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2003

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2003

/s/ William C. Straub William C. Straub	Senior Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	August 14, 2003