Form 10-Q
period 2003-09-30
MARINER HEALTH CARE INC
filed 2003-11-14
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

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

______________

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

     There were 20,000,000 shares of Common Stock of the registrant outstanding as of October 31, 2003.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

PART I

ITEM 1. FINANCIAL STATEMENTS

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

					Predecessor
	Reorganized Company				Company

	Three Months Ended		Nine Months	Five Months	Four Months
	September 30,		Ended	Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002	April 30, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(audited)
Net revenue	$451,510	$445,866	$1,321,306	$740,954	$601,437
Costs and expenses
Operating expenses	393,193	372,730	1,154,630	621,924	522,775
General and administrative	42,162	44,851	120,072	69,257	55,997
Depreciation and amortization	9,691	9,429	27,897	14,351	11,733

Total costs and expenses	445,046	427,010	1,302,599	705,532	590,505

Operating income	6,464	18,856	18,707	35,422	10,932
Other income (expenses)
Interest expense (contractual interest for the four months ended April 30, 2002 was $9,630)	(8,993)	(9,931)	(26,915)	(15,444)	(3,017)
Interest income	709	1,425	2,229	3,645	1,154
Reorganization items	—	—	—	—	1,394,309
Other	(48)	(300)	(99)	(416)	1,495

(Loss) income from continuing operations before income taxes	(1,868)	10,050	(6,078)	23,207	1,404,873
(Benefit) provision for income taxes	(747)	4,100	(2,431)	9,363	—

(Loss) income from continuing operations	(1,121)	5,950	(3,647)	13,844	1,404,873
Discontinued operations
Gain on sale of discontinued pharmacy operations, net of income taxes	7,200	—	10,800	—	29,082

Net income	$6,079	$5,950	$7,153	$13,844	$1,433,955

Earnings (loss) per share — basic and diluted
(Loss) income from continuing operations	$(0.06)	$0.30	$(0.18)	$0.69	$19.07
Gain on sale of discontinued pharmacy operations	0.36	—	0.54	—	0.39

Net income per share	$0.30	$0.30	$0.36	$0.69	$19.46

Weighted average number of common and common equivalent shares outstanding
Basic and diluted	20,000	20,000	20,000	20,000	73,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2003	December 31, 2002

	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$49,625	$38,618
Receivables, net of allowance for doubtful accounts of $69,857 and $72,996	267,105	264,092
Assets held for sale	49,787	—
Prepaid expenses and other current assets	37,119	34,947

Total current assets	403,636	337,657
Property and equipment, net of accumulated depreciation of $51,091 and $26,427	548,779	567,260
Reorganization value in excess of amounts allocable to identifiable assets	195,117	201,388
Restricted investments	21,886	38,693
Other assets	33,585	33,740

	$1,203,003	$1,178,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,833	$9,793
Accounts payable	41,136	48,417
Accrued compensation and benefits	85,621	68,444
Accrued insurance obligations	45,752	28,650
Other current liabilities	52,526	65,787

Total current liabilities	237,868	221,091
Long-term debt, net of current maturities	467,431	474,969
Long-term insurance reserves	197,975	195,562
Other liabilities	20,568	14,044
Minority interest	3,693	4,677

Total liabilities	927,535	910,343
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,000,000 shares issued and outstanding	200	200
Warrants to purchase common stock	935	935
Capital in excess of par value	358,977	358,977
Accumulated deficit	(84,895)	(92,048)
Accumulated other comprehensive income	251	331

Total stockholders’ equity	275,468	268,395

	$1,203,003	$1,178,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Predecessor
	Reorganized Company		Company

	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	April 30, 2002

	(unaudited)	(unaudited)	(audited)
Cash flows from operating activities
Net income	$7,153	$13,844	$1,433,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,897	14,351	11,733
Equity earnings/minority interest	99	416	33
Reorganization items, net	—	—	(1,394,309)
Casualty gain	—	—	(1,527)
Provision for bad debts	12,095	7,194	25,344
Provision for deferred income taxes	(2,431)	9,363	—
Amortization of deferred financing costs	948	—	—
Gain on sale of discontinued pharmacy operations	(10,800)	—	(29,082)
Changes in operating assets and liabilities
Receivables	(18,004)	(18,101)	(13,090)
Prepaid expenses and other current assets	(3,062)	(5,729)	3,192
Accounts payable	(7,281)	(1,261)	(27,211)
Accrued and other current liabilities	30,676	(10,648)	25,323
Changes in long-term insurance reserves	2,413	16,726	11,369
Other	(1,078)	178	(7,185)

Net cash provided by operating activities from continuing operations before reorganization items	38,625	26,333	38,545

Payment of reorganization items, net	(7,359)	(20,437)	(35,813)

Cash flows from investing activities
Purchases of property and equipment	(52,411)	(17,287)	(27,553)
Proceeds from sale of property, equipment and other assets	18,132	2,784	92,446
Restricted investments	16,727	13,695	(14,975)
Insurance proceeds	2,896	—	6,020
Net collections on notes receivable	369	58	146

Net cash (utilized) provided by investing activities	(14,287)	(750)	56,084

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	212,000
Repayment of long-term debt	(4,498)	(2,693)	(386,872)
Payment of deferred financing fees	(1,474)	—	(6,424)

Net cash utilized by financing activities	(5,972)	(2,693)	(181,296)

Increase (decrease) in cash and cash equivalents	11,007	2,453	(122,480)
Cash and cash equivalents, beginning of period	38,618	91,260	213,740

Cash and cash equivalents, end of period	$49,625	$93,713	$91,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1           GENERAL

Nature of Business

Mariner Health Care, Inc. through its operating subsidiaries (collectively, the “Company”) provides post-acute healthcare services, primarily through the operation of skilled nursing facilities (“SNFs”). All references to the “Company” herein are intended to include the operating subsidiaries through which the services described herein are directly provided. At September 30, 2003, the Company’s significant operations consist of 286 owned, leased, or managed SNFs and eight assisted living facilities and apartments, in 23 states with 35,530 licensed beds, including 20 SNFs with 2,502 beds located in the state of Florida that have been identified as held for sale. A significant concentration of these facilities are in Texas, North Carolina, Colorado, California and Florida and several metropolitan markets, which represent the Company’s only reportable operating segment (see Note 6). Included in the total SNFs are seven managed SNFs with 1,066 licensed beds. At September 30, 2003, the Company also operated 12 owned, leased, or managed long-term acute care hospitals (“LTACs”) in four states with 638 licensed beds. Effective October 1, 2003, 19 facilities in the state of Florida were sold (the “Florida Sale”) (see Note 7).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K filed with the SEC. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and, except for the items described below in “Emergence from Bankruptcy,” all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

The Company emerged from bankruptcy effective May 1, 2002 for financial reporting purposes, at which time it adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. In adopting the requirements of fresh-start reporting as of May 1, 2002, the provisions of the Company’s Joint Plan were implemented, assets and liabilities were adjusted to their estimated fair values and the accumulated deficit for the Company’s subsidiaries that were part of the Chapter 11 cases was eliminated. The financial statements for all periods prior to May 1, 2002 reflect the financial position, results of operations and cash flows of the Company’s predecessor entity (the “Predecessor Company”). The financial statements for all periods subsequent to May 1, 2002, reflect the consolidated financial position, results of operations and cash flows of the reorganized entity (the “Reorganized Company”). Unless specifically stated as the Predecessor Company or the Reorganized Company, all references to the Company include the operations of both the Predecessor Company and Reorganized Company.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Since fresh-start reporting materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company, a black line signifying the difference in presentation separates the financial data pertaining to periods after the adoption of fresh-start reporting from the financial data pertaining to periods prior to the adoption of fresh-start reporting.

Between filing for protection under the Bankruptcy Code on January 18, 2000 and the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the Predecessor Company’s consolidated financial statements presented herein for periods prior to emergence from bankruptcy are presented in conformity with SOP 90-7 and were prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the normal course of business.

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

A summary of the principal categories of reorganization items is as follows (in thousands):

Four Months
Ended
April 30, 2002

Professional fees	$67,976
Net loss on divestitures	10,766
Interest earned on accumulated cash resulting from the Chapter 11 filings	(648)
Other reorganization costs	11,031
Gain on extinguishment of debt	(1,229,557)
Fresh-start valuation adjustments	(253,877)

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

The condensed consolidated pro forma effect of the Joint Plan assuming that the Effective Date occurred on January 1, 2002 is as follows (in thousands, except per share amounts):

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Nine Months
Ended
September 30, 2002

Net revenue	$1,342,391

Income from continuing operations	$15,801
Gain on sale of discontinued pharmacy operations	29,082

Net income	$44,883

Earnings per share — basic and diluted
Income from continuing operations	$0.79
Gain on sale of discontinued pharmacy operations	1.45

Net income	$2.24

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

Discontinued Pharmacy Operations

In October 2001, the Company received the approval of the Bankruptcy Court to sell its institutional pharmacy services business (the “APS Division”), the sale of which was consummated on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States (see Note 3).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results.

Comprehensive Income

Comprehensive income includes net income, as well as charges and credits to stockholders’ equity not included in net income. The components of comprehensive income, net of income taxes, consist of the following (in thousands):

					Predecessor
	Reorganized Company				Company

	Three Months Ended		Nine Months	Five Months	Four Months
	September 30,		Ended	Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002	April 30, 2002

Net income	$6,079	$5,950	$7,153	$13,844	$1,433,955
Net unrealized (loss) gain on available-for-sale securities	(97)	284	(80)	421	(603)

Comprehensive income	$5,982	$6,234	$7,073	$14,265	$1,433,352

Stock-Based Compensation

Reorganized Company. The Reorganized Company maintains two stock-based compensation plans that provide for the granting of stock options to the Company’s employees and outside directors with exercise prices not less than the fair market value of the shares at the date of grant. The Reorganized Company has stock option plans authorizing the grant of stock options to purchase up to 2,153,022 shares of common stock, par value $0.01 per

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

share (the “Common Stock”). At September 30, 2003, there were options to purchase 497,500 shares of common stock outstanding at exercise prices ranging from $2.65 to $6.30, all of which were equal to the fair market value of the common stock on the date of the grant. There were options to purchase 87,500 shares of Common Stock exercisable at September 30, 2003.

Stock Option Exchange Program. In the second quarter of 2003, the Company’s Board of Directors approved a voluntary stock option exchange program whereby the Company offered employees the opportunity to exchange options having an exercise price of $20.12 for an equal number of new options. Non-employee members of the Board of Directors were not eligible to participate in the exchange program.

Under the terms of the program, in order to participate, eligible employees were required to tender all of their options that were granted with an exercise price of $20.12 in exchange for a commitment by the Company to grant new options under the program six-months and one day following the closing date of the offering period (the date of legal cancellation of the tendered options), with an exercise price per share equal to the greater of $8.00 or the fair market value of the Company’s Common Stock at that time, whichever is higher. On June 13, 2003, the Company canceled options to purchase 1,563,560 shares of the Company’s Common Stock. Assuming all employees of the Company on the date hereof remain employed through the grant date of the new options, the Compensation Committee of the Board of Directors will grant new options to purchase 1,458,560 shares of the Company’s Common Stock on the first day that is at least six months and one day following June 13, 2003. These options will vest in three equal annual installments beginning on the first anniversary of the date of grant of the new options, with the exception of the options to be granted to the Company’s Chief Executive Officer, which will vest in accordance with the terms set forth in his employment agreement. The Company does not expect to record any significant compensation expense as a result of the exchange program.

Director Stock Option Exchange Offer. On July 30, 2003, the Compensation Committee of the Board of Directors of the Company approved a program to allow outside directors to surrender their options to purchase shares of Common Stock of the Company with an exercise price per share of $20.12, which were granted on May 16, 2002, in exchange for shares of Common Stock to be granted under the 2003 Outside Directors’ Stock Incentive Plan. The program will allow for a number of shares equal to 30% of the number of options surrendered. The program will allow for each director, other than the Chairman of the Board of Directors, to receive an offer to exchange their options in return for a grant of 7,500 shares of Common Stock and the Chairman of the Board of Directors to receive an offer to exchange his options in return for a grant of 15,000 shares of Common Stock. The shares will vest according to the original vesting schedule of the surrendered options. No offer under the program has been made to date to any director.

Predecessor Company. The Predecessor Company had stock option plans for key employees and outside directors which authorized the granting of incentive stock options and nonqualified options. Upon the Company’s emergence from bankruptcy, all the Predecessor Company stock option plans and options granted were canceled.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pro Forma. The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recognizes no compensation expense for stock option grants. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No. 148”), the Company’s pro forma net income and earnings per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands, except per share amounts):

					Predecessor
	Reorganized Company				Company

	Three Months Ended		Nine Months	Five Months	Four Months
	September 30,		Ended	Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002	April 30, 2002

Net income	$6,079	$5,950	$7,153	$13,844	$1,433,955
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(540)	(917)	(2,242)	(1,647)	(123)

Pro forma net income	$5,539	$5,033	$4,911	$12,197	$1,433,832

Basic and diluted earnings per share
As reported	$0.30	$0.30	$0.36	$0.69	$19.46
Pro forma	0.28	0.25	0.25	0.61	19.46

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003. On October 29, 2003, FASB deferred for an indefinite period the application of the guidance in SFAS No. 150. FASB decided to defer the application of SFAS No. 150 until it could consider some of the resulting implementation issues associated with the measurement and recognition issues. The Company has not determined the resulting impact of the adoption of this statement on its consolidated financial position, results of operations or cash flows.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments. In particular, this statement amends certain other pronouncements and clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financial component. The guideline should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIEs”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both (the “primary beneficiary”). FIN 46 is effective for all new VIEs created or acquired after January 31, 2003 (see Note 7). Originally, for VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the effective date for applying the provisions of FIN 46 until the first reporting period after December 15, 2003 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company is currently evaluating the impact of FIN 46 on its consolidated financial position, results of operation or cash flows for VIEs or potential VIEs created before February 1, 2003.

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

The Medicaid and Medicare programs are highly regulated. The failure of the Company or its customers to comply with applicable reimbursement regulations could adversely affect the Company’s business. It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

other governmental initiatives on the Company’s business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Company’s business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company’s financial condition and results of operations may be materially and adversely affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

The following is a summary of approximate net revenue by payor type for the periods indicated (in thousands):

					Predecessor
	Reorganized Company				Company

	Three Months Ended		Nine Months	Five Months	Four Months
	September 30,		Ended	Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002	April 30, 2002

Medicaid	$220,511	$214,009	$634,574	$356,517	$287,073
Medicare	147,426	142,977	442,571	242,314	207,286
Private and other	83,573	88,880	244,161	142,123	107,078

Net revenue	$451,510	$445,866	$1,321,306	$740,954	$601,437

NOTE 3           DIVESTITURES AND CASUALTY GAIN

Assets Held for Sale

In the normal course of business, the Company evaluates the performance of its operating units in order to make a determination of whether to sell under-performing or non-strategic assets. An increasing trend in malpractice litigation claims, rising costs of litigation, and losses associated with these lawsuits have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive.

On August 19, 2003, the Company met all six of the requirements set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), to classify certain assets of 20 of its SNFs located in the state of Florida as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the Statement, the long lived asset (disposal group) must be classified as held for sale in the consolidated balance sheet. Accordingly, the assets of the above referenced 20 Florida SNFs have been classified as “held for sale” in the accompanying unaudited condensed consolidated balance sheet and are measured at the lower of their carrying value or fair value less costs to sell. Depreciation of the assets ceased on August 19, 2003. Effective October 1, 2003, the Company completed the sale of 19 of the 20 SNFs classified as assets held for sale. The Company expects to complete the sale of the remaining SNF in the disposal group within one year.

The Company has entered into an administrative services agreement with the new operator of the divested SNFs to perform certain back office services. These back office services include accounting support, procurement of business supplies, billing and collections, and information technology services. The Company determined that the sale did not meet the accounting criteria for “discontinued operations” under SFAS No. 144 due to the existence of cash flows generated by the back office service agreement.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the major classes of assets held for sale is as follows (in thousands):

September 30, 2003

Prepaid expenses and other current assets	$521
Property and equipment, net	42,995
Reorganization value in excess of amounts allocable to identifiable assets	6,271

$49,787

Discontinued Pharmacy Operations

On January 6, 2002, the Company consummated the sale of its APS Division to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC (collectively, “Omnicare”). During the quarter ended December 31, 2001, the Company received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division (the “Earnout Payments”). During the four months ended April 30, 2002, the Company realized a gain on the sale of the APS Division of $29.1 million. During the three months ended March 31, 2003, the Company earned and received the first Earnout Payment of $6.0 million, at which time it recorded a gain of $3.6 million, net of taxes of $2.4 million. On July 23, 2003, the Company and Omnicare entered into an agreement whereby all conditions for the remaining Earnout Payments were considered to have been met and the Company received the remaining $12.0 million on August 5, 2003, at which time it recorded a gain of $7.2 million, net of taxes of $4.8 million.

Other Divestitures

During the three months and five months ended September 30, 2002, the Company completed the sale or divestiture of three owned or leased SNFs and certain assets. No gain or loss was recorded. These facilities reported net revenue of approximately $0.4 million, $1.8 million and $6.7 million for the three, five and nine months ended September 30, 2002, respectively.

During the four months ended April 30, 2002, the Predecessor Company completed the sale or divestiture of approximately 20 owned or leased SNFs and certain assets, which resulted in a net loss of approximately $10.8 million and is included in net loss on divestitures within reorganization items. These facilities reported net revenue of approximately $13.0 million for the four months ended April 30, 2002.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated in accordance with SFAS No. 128, “Earnings per Share” (in thousands, except per share data):

					Predecessor
	Reorganized Company				Company

	Three Months Ended		Nine Months	Five Months	Four Months
	September 30,		Ended	Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002	April 30, 2002

Numerator for basic and diluted (loss) income per share
(Loss) income from continuing operations	$(1,121)	$5,950	$(3,647)	$13,844	$1,404,873
Discontinued operations
Gain on sale of discontinued pharmacy operations, net of income taxes	7,200	—	10,800	—	29,082

Net income	$6,079	$5,950	$7,153	$13,844	$1,433,955

Denominator for basic income (loss) per share — weighted average shares	20,000	20,000	20,000	20,000	73,688
Effect of dilutive securities — stock options	—	—	—	—	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	20,000	20,000	20,000	20,000	73,688

Earnings (loss) per share — basic and diluted
(Loss) income from continuing operations	$(0.06)	$0.30	$(0.18)	$0.69	$19.07
Discontinued operations
Gain on sale of discontinued pharmacy operations	0.36	—	0.54	—	0.39

Net income per share	$0.30	$0.30	$0.36	$0.69	$19.46

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

In August 2002, the Company filed a complaint in the State Court of Fulton County, Georgia against PricewaterhouseCoopers, LLP (“PWC”) and several former officers of MHG (the “Individual Defendants”). The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

duty against PWC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon Health Network, Inc. (“Paragon”) a predecessor of the Company. Other claims arise from duties that the Company believes the Individual Defendants breached as officers of MHG and Mariner Post-Acute Network, Inc., Paragon’s successor following the MHG acquisition. In the Fulton County action, the Company is seeking actual damages, including compensatory, consequential and punitive damages in an amount to be determined at trial. Discovery is in the early stages.

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

After the Company filed the Fulton County action, former members of MHG’s board of directors filed an action in the Superior Court of Cobb County, Georgia against PWC and the Individual Defendants based on claims arising out of MHG’s acquisition of ConvalescentServices, Inc. in 1995 because of the Individual Defendants’ and PWC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200 million. The Individual Defendants added the Company as a third-party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action, and which are now pending, and subject to resolution before the Bankruptcy Court in the Enforcement Action. The Cobb County action is in the early stages of discovery.

In May 2003, the Company filed a complaint in the United States District Court for the Eastern District of Texas, Beaumont Division, entitled Mariner Health Care, Inc. vs. Indemnity Insurance Company of North America, Inc., Case No. 103 CV 0279. The Company is seeking a declaratory judgment determining its rights and the obligations of Indemnity Insurance Company of North America, Inc. (“IINA”) under an IINA policy of insurance regarding property damage and related losses at the Company’s facilities in Beaumont and Houston, Texas caused by Tropical Storm Allison in June 2001. The Company additionally asserts breach of contract and unfair claims handling practices claims against IINA. The Company further seeks statutory damages, punitive damages and attorneys’ fees under Texas Insurance Code and the Texas Civil Practice and Remedies Code. IINA has answered the Company’s complaint and the parties are in the process of pretrial discovery, with an anticipated trial date in the third quarter of 2004.

NOTE 6           SEGMENT INFORMATION

As previously disclosed, the Company has one reportable segment in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” nursing home services, which provides long-term healthcare through the operation of skilled nursing and assisted living facilities in the United States. The “Other”

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

category includes the Company’s non-reportable segments, primarily its LTAC hospitals, corporate items not considered to be an operating segment and eliminations.

The Company primarily evaluates segment performance and allocates resources based on operating margin, which basically represents net revenue less operating expenses. Operating margin does not include interest income, interest expense, reorganization items, income taxes or extraordinary items. The Company does not have any intersegment revenue. Asset information, including capital expenditures, and net income (loss) beyond operating margins are not provided by reportable segment to the Company’s chief operating decision maker.

The following tables summarize operating results by reportable segment, excluding the results of the APS Division, for the periods indicated (in thousands):

					Predecessor
	Reorganized Company				Company

	Three Months Ended		Nine Months	Five Months	Four Months
	September 30,		Ended	Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002	April 30, 2002

Revenue from external customers
Nursing home services	$421,622	$417,390	$1,233,868	$693,460	$564,350
Other	29,888	28,476	87,438	47,494	37,087

Consolidated revenue	$451,510	$445,866	$1,321,306	$740,954	$601,437

Operating margin
Nursing home services	$34,683	$41,917	$99,678	$73,363	$44,405
Other	(18,528)	(13,632)	(53,074)	(23,590)	(21,740)

Consolidated operating margin	16,155	28,285	46,604	49,773	22,665
Depreciation and amortization	9,691	9,429	27,897	14,351	11,733

Operating income	$6,464	$18,856	$18,707	$35,422	$10,932

NOTE 7           SUBSEQUENT EVENTS

Florida Sale. Effective October 1, 2003, the Company completed the Florida Sale, which is classified as assets held for sale in the accompanying balance sheet, selling 19 Florida SNFs to an affiliate of Formation Capital, LLC and Longwing Real Estate Ventures, LLC (collectively, “Formation”) for $86.0 million. The sold SNFs have 2,385 licensed beds. There is one remaining facility, subject to a sale agreement with Formation, which is included in assets held for sale as of September 30, 2003. The Company expects to complete the sale of the remaining SNF in the disposal group within one year.

The purchase price for the Florida Sale consisted of approximately $73.0 million in gross cash proceeds and a five-year subordinated promissory note in the amount of $13.0 million bearing interest at 8% annually and payable in full on September 30, 2008. The net cash proceeds, after transaction costs and retirement of $11.4 million of facility specific mortgage debt, were approximately $52.5 million, which were used to reduce the Company’s outstanding senior term loan balance to approximately $156.3 million.

Net divested revenues were $38.0 and $108.9 million for the three and nine month periods ended September 30, 2003, respectively, attributable to the 19 divested Florida Sale facilities. Operating loss for the 19 divested Florida SNFs was $2.5 and $4.9 million for the three and nine month periods ended September 30, 2003, respectively. Depreciation and amortization expense was $0.3, and $1.2 million for the three and nine month periods ended September 30, 2003, respectively.

As discussed in Note 3, effective October 1, 2003, the Company entered into an administrative services agreement with and provided short-term financing to the new operator of the 19 divested Florida SNFs. Applying the principles of FIN 46 to the administrative service arrangement and the short-term financing, the Company determined that it is neither the “primary beneficiary” nor the holder of any significant variable interest in the new operator, as delineated by FIN 46. Accordingly, FIN 46 does not require the Company to consolidate the new operator.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Florida Lease Termination. On October 27, 2003, the Company entered into a definitive agreement with a group of affiliated landlords to terminate seven capital leases with respect to SNFs located in the state of Florida (the “Florida Lease Termination”). The seven SNFs have 840 licensed beds. The Florida Lease Termination, which the Company anticipates will close on or before the end of the calendar year, is expected to result in the elimination of approximately $30 million in capital lease indebtedness from the Company’s balance sheet.

Net revenues were $13.2 and $39.1 million for the three and nine month periods ended September 30, 2003, respectively, attributable to the seven Florida Lease Termination facilities. Operating loss was $0.4, and $1.2 million for the three and nine month periods ended September 30, 2003, respectively. Depreciation and amortization expense was $0.1 and $0.3 million for the three and nine month periods ended September 30, 2003, respectively.

Louisiana Lease Termination and Sale. Effective October 31, 2003, certain subsidiaries of the Company entered into agreements to terminate their operation of two SNFs in Metairie and Waldon, Louisiana and transfer those operations to a third party on or about November 30, 2003, which is the same date that the related lease agreements expire by their terms. On November 7, 2003, the Company entered into a definitive agreement to sell its SNF located in Jefferson, Louisiana to a third party for $5.0 million. The Jefferson sale transaction is expected to close on or about November 30, 2003. Coincident with the termination of the Metairie and Waldon leases and the sale of the Jefferson SNF, the Company (through its operating subsidiaries) will no longer own or operate SNFs in the state of Louisiana.

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

Mariner is one of the largest providers of long-term healthcare services in the United States based on net revenue and the number of nursing homes owned, leased and managed. We provide these services primarily through the operation of skilled nursing facilities, or SNFs, and long-term acute care hospitals, or LTACs. As of September 30, 2003, our significant operations consist of 286 owned, leased, or managed SNFs and eight free standing assisted living facilities and apartments, in 23 states with 35,530 licensed beds, including 20 SNFs with 2,502 beds located in the state of Florida that have been identified as assets held for sale. A significant concentration of these facilities are in Texas, North Carolina, Colorado, California and Florida and several metropolitan markets. Included in the total SNFs are seven managed SNFs with 1,066 licensed beds. At September 30, 2003, we also operated 12 owned, leased, or managed LTACs in four states with 638 licensed beds. As of September 30, 2003, we owned 192 of our facilities, and 13 of our facilities were leased under capital leases. Effective October 1, 2003, 19 facilities in the state of Florida were sold.

Inpatient services provided at our SNFs and LTACs are our primary service offering and have historically accounted for over 90% of our net revenue and cash flows. Through our SNFs, we provide 24-hour care to patients requiring skilled nursing services, including assistance with activities of daily living, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from short-term, acute-care hospitals when the patients’ condition warrants more intensive care than can be provided in a typical nursing facility.

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

Revenue Recognition. We have agreements with third-party payors that provide for payments to our SNFs. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements. There is a possibility that recorded estimates may change by a material amount. Consistent with healthcare industry accounting practices, changes to these third-party revenue estimates are recorded in the year of change or at the time the adjustment becomes known. At September 30, 2003, there were no material claims or disputes with third party payors.

Collectibility of Accounts Receivable. Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as economic downturn, higher than expected defaults or denials, or reduced collections, our estimates of the recoverability of our receivables could be reduced by a material amount. Our provision for bad debts represented 1.0% and 1.1% of net revenue for the three months ended September 30, 2003 and 2002, respectively, and 0.9% and 2.4% of net revenue for the nine months ended September 30, 2003 and 2002, respectively. Our allowance for doubtful accounts represented 20.7% and 21.7% of gross accounts receivable at September 30, 2003 and December 31, 2002, respectively.

Insurance and Professional Liability Risks. We currently purchase professional and general liability insurance, or PL/GL, through a third-party insurance company, maintaining an unaggregated $1.0 million self-insured retention per claim, except in Colorado, where we maintain first dollar coverage. Loss provisions in our condensed consolidated financial statements for self-insured risks, including incurred but not reported losses, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claim history and independent actuarially determined estimates. The methods of making these estimates and establishing the resulting accrued liabilities are reviewed frequently by management with any material adjustments resulting from that review reflected in current earnings. Although management believes that the current provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. In the event the provision for loss reflected in our financial statements is inadequate, our financial condition and results of operations may be materially adversely affected.

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

We have limited operating experience since our emergence from bankruptcy. Furthermore, there are significant uncertainties that could materially affect the realization of some of our deferred tax assets. Accordingly, a valuation allowance is provided for deferred tax assets because it is more likely than not that none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies.

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

At September 30, 2003, we estimate that there remains $575.0 million of Net Operating Loss, or NOL, carryforwards, utilization of which is subject to limitations. There can be no assurances that we will be able to utilize these NOL carryforwards and consequently, they are subject to a 100% valuation allowance. The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to reorganization value in excess of amounts allocable to identifiable assets and, thereafter, as a direct addition to paid in capital, pursuant to SOP 90-7, at such time it is assured.

If their is a cumulative ownership change involving shareholders who own 5% or more of the Company’s common stock of more than 50% during the two year period following our emergence from bankruptcy (May 13, 2002), the remaining NOL carryforwards will be forgone with no net impact to the condensed consolidated financial statements. This could result in higher future tax payments if we are profitable.

Results of Operations

The following table represents the unaudited interim statements of operations of the Reorganized Company for the three and nine months ended September 30, 2003 and the three months ended September 30, 2002, and the combined operations of the Reorganized Company and Predecessor Company for the nine months ended September 30, 2002 (in thousands):

				Combined
				Reorganized
				Company
				and Predecessor
	Reorganized Company			Company

	Three Months Ended		Nine Months	Nine Months
	September 30,		Ended	Ended
	2003	2002	September 30, 2003	September 30, 2002

Net revenue	$451,510	$445,866	$1,321,306	$1,342,391
Costs and expenses
Operating expenses	393,193	372,730	1,154,630	1,144,699
General and administrative	42,162	44,851	120,072	125,254
Depreciation and amortization	9,691	9,429	27,897	26,084

Total costs and expenses	445,046	427,010	1,302,599	1,296,037

Operating income	6,464	18,856	18,707	46,354
Other income (expenses)
Interest, net	(8,284)	(8,506)	(24,686)	(13,662)
Reorganization items	—	—	—	1,394,309
Other	(48)	(300)	(99)	1,079

(Loss) income from continuing operations before income taxes	(1,868)	10,050	(6,078)	1,428,080
(Benefit) provision for income taxes	(747)	4,100	(2,431)	9,363

(Loss) income from continuing operations	(1,121)	5,950	(3,647)	1,418,717
Discontinued operations
Gain on sale of discontinued pharmacy operations, net of income taxes	7,200	—	10,800	29,082

Net income	$6,079	$5,950	$7,153	$1,447,799

See Item 1, Note 7, “Subsequent Events,” for a discussion of the impact of the Florida Sale (as defined in Note 7) and Florida Lease Termination (as defined in Note 7) on net revenue, operating income, and depreciation and amortization.

Three Months Ended September 30, 2003 (Reorganized Company) Compared to the Three Months Ended September 30, 2002 (Reorganized Company)

Net Revenue. Net revenue, which is derived from the provision of routine and ancillary services and is a function of occupancy rates, payor mix and acuity levels of the patients in our facilities, totaled $451.5 million for the three months ended September 30, 2003, an increase of $5.6 million, or 1.3%, as compared to the three months ended September 30, 2002. The increase in net revenue is primarily attributable to an increase in net revenue of our nursing home services segment of approximately $4.2 million, or 1.0%, primarily due to an increase in Medicaid rates and a more favorable payor mix due to an increase in Medicare census, which was offset by the sunset of certain add-on payments provided under the Medicare Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 on September 30, 2002 (the “Medicare Reimbursement Cliff”).

Net revenue of same facility operations increased approximately $13.0 million, or 3.0% mainly due to a shift in the patient mix to a higher percentage of Medicare patients and increases in Medicaid rates. Although Medicare rates decreased as a result of the Medicare Reimbursement Cliff, the volume of Medicare patients increased 4.3% in facilities we operated during each of the three month periods ended September 30, 2003 and 2002 which resulted in an increase in net revenue of approximately $4.8 million. In addition, our average Medicaid rates for same facility operations increased 4.5%, which resulted in an increase in net revenue of approximately $9.3 million.

Overall, our occupancy levels for same facility operations remained consistent at 86.3% and 86.2% for the three months ended September 30, 2003 and 2002, respectively. We calculate aggregate occupancy percentages for all of our nursing facilities by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated. Licensed beds refer to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use. We do not believe there is a consistent industry standard as to how occupancy is measured; for this reason, this information may not be comparable among long-term care providers. Occupancy percentages should not be relied upon alone to determine the profitability of a facility. Other factors affecting profitability include the sources of payment, terms of reimbursement and the acuity level for each of the patients in the facilities.

Operating Expenses. Operating expenses for the three months ended September 30, 2003 were $393.2 million, an increase of $20.5 million, or 5.5%, compared to $372.7 million of operating expenses for the three months ended September 30, 2002. After adjusting for the facilities that have been divested, operating expenses for the three months ended September 30, 2003 were $393.2, an increase of $30.3 million, or 8.3% compared to $362.9 million of operating expenses for the three months ended September 30, 2002.

The increase in operating expenses for same facility operations was primarily attributable to an increase in labor costs and temporary staffing of $18.6 million, or 7.0%. This 7.0% increase is a result of numerous factors including increased staffing requirements in order to maintain compliance with various Medicaid programs, a decline in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry. Various federal, state and local regulations impose, depending on service provided, a variety of regulatory standards for the type, quality and level of personnel required to provide care or services. These regulatory requirements have an impact on staffing levels as well as the mix of staff, and therefore, impact total costs and expenses. We anticipate that the nursing staff shortage will accelerate, especially in light of a demographic review indicating that a significant percentage of people engaged in the nursing profession are nearing retirement age with no significant group of nursing staff candidates to fill anticipated vacancies. Our other significant operating expense increases included increases in ancillary costs, which include various types of therapies, medical supplies and prescription drugs, of $3.5 million, or 12.7%, and insurance expense of $4.3 million, or 15.5%. Ancillary costs increased as a result of more medically complex patients due to a shift in the patient mix as discussed above. Insurance expense is expected to decrease as a result of the divestiture of the Florida SNFs and the termination of leases with respect to seven Florida facilities.

General and Administrative. General and administrative expenses for the three months ended September 30, 2003 were $42.2 million, a decrease of $2.7 million, or 6.0%, compared to $44.9 million of general and administrative expenses for the three months ended September 30, 2002. After adjusting for the facilities that have been divested, general and administrative expenses for the three months ended September 30, 2003 were $41.2 million, a decrease of $1.8 million, or 4.2%, compared to $43.0 million of general and administrative expense for the three months ended September 30, 2002. The decrease in general and administrative expenses for same facility operations is a result of our reductions in overhead.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2003 was $9.7 million, an increase of $0.3 million, or 3.2%, compared to $9.4 million of depreciation and amortization expenses for the three months ended September 30, 2002. The increase is attributable to incremental depreciation expense on capital expenditures made since the prior year in excess of fixed asset divestitures and retirements.

Operating Income. Operating income for the three months ended September 30, 2003 was $6.5 million, while operating income was $18.9 million for the three months ended September 30, 2002, a net decrease of $12.4 million. After adjusting for divested facilities, operating income was $7.5 million and $23.3 million, respectively, a decrease of $15.8 million, or 67.8%, for the three months ended September 30, 2003 and 2002, respectively. The decrease in operating income was due primarily to the Medicare Reimbursement Cliff and increased labor costs.

Interest, net. Interest expense, net of interest income for the three months ended September 30, 2003 was $8.3 million, a decrease of $0.2 million, compared to $8.5 million for the three months ended September 30, 2002. This decrease is due to a decrease in interest expense of $0.9 million as a result of a lower weighted average borrowing rate and a decrease of interest income of $0.7 million, which is primarily attributable to an overall decline in interest rates.

Discontinued Operations. On January 6, 2002, we consummated the sale of our institutional pharmacy services business, or APS Division, to Omnicare, Inc. and its wholly owned affiliate, APS Acquisition LLC, or Omnicare. During the three months ended December 31, 2001, we received the approval of the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division, or the Earnout Payments. During the four months ended April 30, 2002, we realized a gain on the sale of the APS Division of $29.1 million. On July 23, 2003, we and Omnicare entered into an agreement whereby all conditions for the remaining Earnout Payments were considered to have been met and we received the remaining $12.0 million on August 5, 2003, at which time we recorded a gain of $7.2 million, net of taxes of $4.8 million.

Income Taxes. We recorded $4.0 million of income tax expense on income generated in the three months ended September 30, 2003. The $4.0 million income tax expense recorded is the result of a $4.8 million of income tax expense allocable to the gain on sale of discontinued pharmacy operations, which is reported net of the gain on the statement of operations, offset by the remaining $0.8 million of income tax benefit allocable to the losses generated from continuing operations. We recorded $4.1 million of income tax expense on income generated in the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 (Reorganized Company) Compared to the Nine Months Ended September 30, 2002 (Reorganized Company and Predecessor Company)

Net Revenue. Net revenue totaled $1,321.3 million for the nine months ended September 30, 2003, a decrease of $21.1 million, or 1.6%, as compared to the nine months ended September 30, 2002. The decrease in net revenue is primarily attributable to a decrease in net revenue of our nursing home services segment of approximately $23.9 million, or 1.9%. The decrease in net revenue from our nursing home services segment is attributable to a decrease in Medicare rates as a result of the Medicare Reimbursement Cliff and the divestiture of certain SNFs, in large part offset by an increase in net revenue in facilities we operated during each of the nine month periods ended September 30, 2003 and 2002.

Net revenue of same facility operations increased approximately $27.0 million, or 2.1%, mainly due to a shift in the patient mix to a higher percentage of Medicare patients and increases in Medicaid rates. Although Medicare rates decreased as a result of the Medicare Reimbursement Cliff, the volume of Medicare patients increased 6.8% for our same facility operations, which resulted in an increase in net revenue of approximately $22.9 million. In addition, our average Medicaid rates for same facility operations increased 3.7%, which resulted in an increase in net revenue of approximately $22.6 million.

Overall, our occupancy levels for same facility operations remained consistent at 86.0% and 86.2% for the nine months ended September 30, 2003 and 2002, respectively.

Operating Expenses. Operating expenses for the nine months ended September 30, 2003 were $1,154.6 million, an increase of $9.9 million, or 0.9%, compared to $1,144.7 million of operating expenses for the nine months ended September 30, 2002. After adjusting for the facilities that have been divested, operating expenses for the nine months ended September 30, 2003 were $1,153.4, an increase of $79.3 million, or 7.4%, compared to $1,074.1 million of operating expenses for the nine months ended September 30, 2002. The increase in operating expenses on same facility basis was primarily attributable to an increase in labor costs and temporary staffing of $48.6 million, or 6.1%. As previously discussed, this increase is a result of numerous factors, including increased staffing requirements in order to maintain compliance with various Medicaid programs, a decline in the number of people entering the nursing profession and an increased demand for nurses in the healthcare industry.

The remaining increase in operating expenses included an increase in ancillary services of $17.2 million, or 21.4%, as a result of more medically complex patients due to a shift in the patient mix, and insurance expense of $9.0 million, or 11.1%, due to the increase of PL/GL insurance expense experienced in the industry (see “Other Factors Affecting Liquidity and Capital Resources”). These increases in operating expenses were partially offset by a decrease in the provision for bad debt of $20.4 million, or 62.8%, from a charge recorded in the nine months ended September 30, 2002 due to a re-evaluation of our allowance for doubtful accounts triggered by the deterioration in the aging of certain categories of receivables related to facilities which were previously divested.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2003 were $120.1 million, a decrease of $5.2 million, or 4.2%, compared to $125.3 million of general and administrative expenses for the nine months ended September 30, 2002. After adjusting for the facilities that have been divested, general and administrative expenses for the nine months ended September 30, 2003 were $117.3 million, a decrease of $2.5 million, or 2.1%, compared to $119.8 million of general and administrative expense for the nine months ended September 30, 2002 on a same facility basis. The decrease in general and administrative expenses for same facility operations is a result of our reductions in overhead.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2003 was $27.9 million, an increase of $1.8 million, or 6.9%, compared to $26.1 million of depreciation and amortization expenses for the nine months ended September 30, 2002. The increase resulted from the change in carrying values that were adjusted in fresh-start accounting to reflect fair value on May 1, 2002 and the impact of current year additions.

Operating Income. Operating income for the nine months ended September 30, 2003 was $18.7 million, while operating income was $46.3 million for the three months ended September 30, 2002, a net decrease of $27.6 million. After adjusting for divested facilities, operating income was $23.7 million and $76.1 million, respectively, a decrease of $52.4 million, or 68.8%, for the nine months ended September 30, 2003 and 2002, respectively. The decrease in operating income was due to the Medicare Reimbursement Cliff and in increase in labor costs.

Interest, net. Interest expense, net of interest income for the nine months ended September 30, 2003 was $24.7 million, an increase of $11.0 million, compared to $13.7 million for the nine months ended September 30, 2002. This increase is due to an increase in interest expense of $8.4 million as a result of our new capital structure upon emergence from bankruptcy and a decrease of interest income of $2.6 million, which is primarily attributable to a decrease in cash as a result of the consummation of our second amend and restated joint plan of reorganization filed on February 1, 2002 in the Bankruptcy Court and an overall decline in interest rates.

Reorganization Items. Reorganization items, which consisted of income, expenses and other gains and losses incurred as a result of the bankruptcy filings, resulted in a $1.4 billion gain for the nine months ended September 30, 2002, which consisted primarily of a $1.2 billion gain on extinguishment of debt and $0.3 billion of fresh-start valuation adjustments. There were no reorganization items reflected in our results of operations in the comparable nine month period ended September 30, 2003 since we emerged from bankruptcy on May 13, 2002. During the nine month period ended September 30, 2003, we paid $7.4 million of reorganization items primarily related to legal fees.

Discontinued Operations. On January 6, 2002, we consummated the sale of our APS Division to Omnicare. During the three months ended December 31, 2001, we received the approval of the Bankruptcy Court to sell the APS Division, subject to an auction and overbidding process under the supervision of the Bankruptcy Court. As a result, an auction of the assets comprising the APS Division was held on December 4, 2001, at which time, following competitive bidding at the auction, Omnicare was determined to have made the highest and best bid for the assets of the APS Division. On December 5, 2001, the Bankruptcy Court approved the sale of the APS Division to Omnicare for a cash closing price of $97.0 million and up to $18.0 million in Earnout Payments. During the four months ended April 30, 2002, we realized a gain on the sale of the APS Division of $29.1 million. During the three months ended March 31, 2003, we received the first Earnout Payment of $6.0 million and recorded a gain of $3.6 million, net of taxes of $2.4 million. We entered into an agreement with Omnicare on July 23, 2003, whereby all conditions for the remaining Earnout Payments were considered to have been met. During the nine months ended September 30, 2003 we received $18.0 million, at which time we recorded a gain of $10.8 million, net of taxes of $7.2 million (which includes the $3.6 million referred to in the preceding sentence).

Income Taxes. We recorded $4.8 million of income tax expense on income generated in the nine months ended September 30, 2003. Of this amount, $7.2 million of income tax expense was allocable to the gain on sale of discontinued pharmacy operations, and is reported net of the gain on the statement of operations. The remaining $2.4 million of income tax benefit is allocable to the losses generated from continuing operations. We recorded $9.4 million of income tax expense on income generated in the nine months ended September 30, 2002.

Liquidity and Capital Resources

Working Capital and Cash Flows

At September 30, 2003, we had working capital of $165.8 million and cash and cash equivalents of $49.6 million, compared to working capital of $116.6 million and cash and cash equivalents of $38.6 million at December 31, 2002. The $49.2 million increase in working capital related primarily to the classification of assets held for sale. For the nine months ended September 30, 2003, net cash provided by operating activities of continuing operations before payment of reorganization items was $38.6 million. Net cash provided by operating activities of continuing operations before payment of reorganization items was $64.9 million for the nine months ended September 30, 2002. Our operations cash flows decreased $26.3 million primarily due to divested facilities, a decrease in operating income, the negative impact of the Medicare Reimbursement Cliff, and an increase in PL/GL insurance settlement payments for the nine months ended September 30, 2003.

Purchases of property and equipment were $52.4 million for the nine months ended September 30, 2003 and $44.8 million for the nine months ended September 30, 2002, both of which were financed through internally generated funds. Capital expenditures for the nine months ended September 30, 2003 included $7.9 million related to certain facilities that were damaged by floods for which insurance proceeds of $2.9 million were received in the nine months ended September 30, 2003. We anticipate receiving additional funds from our insurance providers to cover these expenditures.

Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, upgrade facilities for the treatment of sub-acute patients, accommodate the addition of specialty medical services and improve the physical appearance of facilities for marketing purposes. In addition, capital expenditures are required for completion of certain facility expansions, new construction projects and supporting non-nursing home operations. We also anticipate spending a portion of our planned capital expenditures for the twelve months ending December 31, 2003 on additions to our information technology systems, which include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Some of the costs associated with these additions may qualify as capital expenditures in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the nine months ended September 30, 2003 we capitalized approximately $32.2 million related to this initiative.

During the nine months ended September 30, 2003, we received $18.0 million of Earnout Payments related to the sale of the APS Division, which occurred prior to our emergence from bankruptcy (see Note 3 of the accompanying unaudited condensed consolidated financial statements). During the nine months ended September 30, 2002, we received net proceeds from the disposition of assets of $95.2 million, which primarily related to the sale of the APS Division.

During the nine months ended September 30, 2003, we made aggregate principal repayments of long-term debt of $4.5 million, of which $1.6 million related to scheduled repayments of our Senior Credit Facility (as hereinafter defined). The remaining $2.9 million related to scheduled repayments of our mortgages and capital leases.

Subsequent to September 30, 2003, we received net proceeds of $73.0 million from the sale of 19 SNFs in the state of Florida, of which $52.5 million was used to reduce total outstanding borrowings under our Senior Credit Facility and $11.4 million was used to pay-off facility specific mortgages.

Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under our revolving credit facility, management believes that we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future. For a discussion of items that may have an adverse impact on our future liquidity, see “Cautionary Statements” below.

Capital Resources

As a result of the sale of the Florida facilities subsequent to September 30, 2003, we reduced our Term Loan borrowings by $52.5 million. We are currently evaluating the secured and unsecured debt markets for potential refinancing opportunities for both our Senior Credit Facility and Second Priority Notes (as hereinafter defined); however, we can make no assurances that we will be able to conduct a refinancing, if any, on better terms than currently exist.

Senior Credit Facility. We are currently the borrower under a $297.0 million senior credit facility (the “Senior Credit Facility”), with a syndicate of lenders that provides for a $212.0 million six-year term loan facility (the “Term Loan”) and an $85.0 million revolving credit facility (the “Revolving Credit Facility”).

At September 30, 2003, $208.8 million in borrowings were outstanding under the Term Loan, which bears interest, at our election, using either a base rate or eurodollar rate, plus an applicable margin which ranges from 2.25% to 3.25% for base rate loans and 3.25% to 4.25% for eurodollar rate loans, subject to quarterly adjustment depending on our total debt leverage ratio. At September 30, 2003, the per annum interest rate on outstanding the Term Loan ranged from 5.37% to 7.25%.

The Term Loan amortizes in quarterly installments at a rate of 0.25% of the original principal balance, or $0.5 million, payable on the last day of each fiscal quarter and mature on May 13, 2008. The Term Loan can be prepaid at our option without penalty or premium and is subject to mandatory prepayment in certain events such as some asset or securities sales or our receipt of certain insurance proceeds. The Term Loan is also subject to annual mandatory prepayment to the extent of 75% of our consolidated excess cash flow. Any mandatory prepayment of our Term Loan reduces our remaining financial flexibility by reducing our available cash balance. While we are currently unable to quantify the extent to which this will affect our future operations, it is possible that it will make it more difficult or impossible for us to fund future operations, which could impair our operating results.

Borrowings under the $85.0 million Revolving Credit Facility may be used for general corporate purposes, including working capital and permitted acquisitions. Usage under the Revolving Credit Facility, which matures on May 13, 2007, is subject to a borrowing base determined using a percentage of our eligible accounts receivable and a percentage of the real property collateral value of substantially all of our SNFs. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2003; however, approximately $36.3 million of letters of credit issued under the Revolving Credit Facility were outstanding on that date which reduces our borrowing capacity under the Revolving Credit Facility on a dollar-for-dollar basis.

The Senior Credit Facility is guaranteed by substantially all of our subsidiaries and is secured by liens and security interests on substantially all of our real property and personal property assets. In addition to those described above, covenants negotiated in the Senior Credit Facility restrict our ability to borrow funds in the event we maintain a cash book balance in excess of $25.0 million and also require us to maintain compliance with certain financial and non-financial covenants, including minimum fixed charge coverage ratios, minimum consolidated adjusted EBITDA (as defined in the Senior Credit Facility), maximum total leverage and senior leverage ratios, as well as maximum capital expenditures. Effective March 31, 2003, we amended our Senior Credit Facility to adjust certain financial covenants through December 31, 2004, which also increased our interest rates. We were in compliance with the financial covenants at September 30, 2003.

Effective as of October 1, 2003, we further amended our Senior Credit Facility to permit the sale of 20 Florida skilled nursing facilities to an affiliate of Formation Capital LLC and Longwing Real Estate Ventures, LLC, and the termination of capital leases on seven other Florida facilities. That amendment also adjusts our capital expenditure covenant and extends the deadline for us to hedge a portion of our variable interest rate interest exposure.

Second Priority Notes. We are also the borrower of $150.0 million secured debt, or the Second Priority Notes, which bear interest at a 3-month LIBOR, adjusted quarterly, plus 550 basis points. At September 30, 2003, the interest rate payable under the Second Priority Notes was 6.6%. The Second Priority Notes mature on May 13, 2009, and are subject to redemption without premium or penalty at any time, at our option. The Indenture covering these notes includes affirmative and negative covenants customary for similar financings, including, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries. At September 30, 2003, we were in compliance with all of the covenants. Liens and security interests in the same collateral as that pledged to secure the Senior Credit Facility secure these obligations. However, the liens and security interests benefiting the Second Priority Note holders and trustee rank immediately junior in priority behind the liens and security interests securing the Senior Credit Facility.

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

The Omega Loan provides for interest only payments until its scheduled maturity on August 31, 2010, which may be extended at PHCMI’s option until August 31, 2021. Prior to maturity, the Omega Loan is not subject to prepayment without the consent of Omega except (a) between February 1, 2005 and July 31, 2005, at 103% of par, and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest.

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

Other Factors Affecting Liquidity and Capital Resources

Healthcare Regulatory and Legislative Matters. Due to the impact of the Medicare Reimbursement Cliff, we are currently receiving a lower rate of Medicare reimbursement for services provided after September 30, 2002 than we did before that date. The remaining increases in Medicare reimbursement for high-acuity patients provided for under the Medicare Balanced Budget Refinement Act of 1999, and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 are expected to terminate when the Centers for Medicare & Medicaid Services, or CMS, implements a resource utilization group refinement. CMS announced that it was delaying the implementation of any further refinements to the reimbursement rates until October 1, 2004, at the earliest. Not accounting for other factors, such as pending refinements to the Medicare reimbursement system, potential Medicaid cuts and increased labor costs as previously described, the Medicare Reimbursement Cliff alone resulted in a loss of revenue of approximately $8.8 million for the quarter ended September 30, 2003. The Medicare Reimbursement Cliff is expected to result in a loss of revenue of $9.4 million in the last three months of 2003 and up to approximately $37.0 million annually, thereafter before taking into account the mitigating legislation described below. The impact, and expected continued impact, of the Medicare Reimbursement Cliff has and will continue to materially adversely affect our cash flows for the indefinite future.

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

The Health Insurance Portability and Accountability Act of 1996 established privacy regulations to improve the efficiency and effectiveness of the health care system by standardizing the electronic transmission of certain administrative and financial transactions. HIPAA seeks to protect the security and privacy of identifiable health information for individual patients. HIPAA regulations require that electronic transactions, claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment and payment and remittance advice, be transmitted electronically and uniformly. This new method of submitting information, including payment information, to our fiscal intermediaries, Medicaid agencies and other third party payors was originally required under HIPAA to be implemented on October 16, 2003.

On September 23, 2003, the Department of Health and Human Services, or DHHS, acknowledged that not all of the health care providers and health plans, state Medicaid offices and third party payors are capable of accepting claims transactions in a manner that is compliant with the HIPAA Standard Transactions and Code Set specifications.

Therefore, DHHS has agreed to allow covered entities to accept both HIPAA-complaint and non-compliant transactions until such time as DHHS determines that compliance has been achieved. Our claims are submitted by paper claims, direct data entry or through the use of a health care clearinghouse. Our clearinghouse has advised us that it has been testing and is currently compliant with the Standard Transactions and Code Set specification. We are prepared to utilize our contingency plan if necessary. Although we can make no assurances, we do not anticipate that our liquidity will be adversely affected during the transition.

Insurance. Insurance related costs in the long-term care industry continue to rise at a dramatic rate. This primarily includes PL/GL, workers’ compensation and directors and officers liability programs. Significant increases in the frequency and severity of PL/GL claims also continues. Insurance markets have responded to this significant increase by severely restricting the availability of PL/GL insurance coverage. As a result of these changes, fewer companies are engaged in insuring long-term care companies for PL/GL losses, and those that do offer insurance coverage do so at a very high cost. These increases have already had an adverse effect on our operations. No assurance can be given that our PL/GL costs will not continue to rise, or that PL/GL coverage will be available to us in the future. We are in the process of exiting operations in certain states in which PL/GL insurance coverage has become cost prohibitive to maintain. We are evaluating other states to determine whether to continue operations in those markets.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, the Private Securities Litigation Reform Act of 1995, or the PSLRA, or in releases made by the Securities and Exchange Commission, or the SEC, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Mariner cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, the fair value of our fixed rate long-term debt exceeded the carrying value by $2.8 million, which represented an increase in fair value since year-end. See the discussion of our market risk in our Annual Report for the year ended December 31, 2002 on Form 10-K filed with the SEC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1	Third Amendment to Credit and Guaranty Agreement dated as of September 30, 2003 by and among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc. and certain other signatories thereto.
10.2	Asset Purchase Agreement dated as of August 19, 2003 by and among Formation Properties III, LLC, certain affiliates of Formation Properties III, LLC, Mariner Health Care, Inc. and certain subsidiaries of Mariner Health Care, Inc.
10.3	First Amendment to Asset Purchase Agreement dated as of September 30, 2003 by and among Formation Properties III, LLC, certain affiliates of Formation Properties III, LLC, Mariner Health Care, Inc. and certain subsidiaries of Mariner Health Care, Inc.
10.4	Promissory Note dated as of October 1, 2003 from FC Properties III, LLC in favor of Mariner Health Care, Inc.
31.1	Chief Executive Officer Certification Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Rule 13a-14(a)/15d-14(a)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On August 20, 2003, Mariner filed a Current Report on Form 8-K announcing the execution of an agreement to sell 20 facilities located in Florida.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC

By:	/s/ C. Christian Winkle

C. Christian Winkle President and Chief Executive Officer

Date:   November 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2003

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2003

/s/ William C. Straub William C. Straub	Senior Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	November 14, 2003