Form 10-K
period 2003-12-31
MARINER HEALTH CARE INC
filed 2004-03-15
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

0-49813
(Commission file number)
________________

MARINER HEALTH CARE, INC.

(Exact name of registrant as specified in its charter)

________________

Delaware	74-2012902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Ravinia Drive, Suite 1500
Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip code)

(678) 443-7000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

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

     The aggregate market value of the outstanding common stock, par value $.01 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 27, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $46,884,855, based on the last sale price for the Common Stock of $4.40 per share as reported on the OTC-BB on said date. For purposes of the foregoing sentence only, all directors are assumed to be affiliates.

     There were 20,007,500 shares of Common Stock issued and outstanding as of March 12, 2004.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE
None.

MARINER HEALTH CARE, INC.

i

PART I

ITEM 1. BUSINESS

GENERAL

Our company was formed through a series of business combinations commencing with the November 1997 merger of Living Centers of America, Inc., or LCA (a predecessor to Mariner Health Care, Inc.), and GranCare, Inc. Following this transaction, we changed our name to Paragon Health Network, Inc., or Paragon. In July 1998, following a merger with Mariner Health Group, Inc., or MHG, we changed our name to Mariner Post-Acute Network, Inc., or MPAN. On January 18, 2000, or the Petition Date, we filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. Our joint plan of reorganization, or the Joint Plan, filed with the Bankruptcy Court was confirmed, as amended, on April 3, 2002. The effective date of our Joint Plan was May 13, 2002, or the Effective Date, which is the date we emerged from bankruptcy. As part of our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc. In December 2001, we changed our fiscal year end from September 30 to December 31. As used in this Annual Report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “Mariner” or similar terms include Mariner Health Care, Inc. and its operating subsidiaries.

Our principal executive office is located at One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346 and our telephone number at that address is (678) 443-7000. Our web address is www.marinerhealthcare.com.

DESCRIPTION OF BUSINESS

Mariner Health Care, Inc., through its operating subsidiaries, is one of the largest providers of skilled nursing and long-term health care services in the United States, based on net revenue, the number of facilities operated and licensed beds. We provide these services primarily through the operation of skilled nursing facilities (which include “skilled nursing facilities” under Medicare and “nursing facilities” under Medicaid) and long-term acute care hospitals, or LTACs. Skilled nursing services and LTACs also constitute our reportable business segments under generally accepted accounting principles in the United States of America, or GAAP. As of December 31, 2003, we operated 256 skilled nursing facilities and eight stand-alone assisted living facilities with an aggregate of 31,489 licensed beds. We own 70% of our facilities. As of December 31, 2003, we also operated eleven LTACs with 613 licensed beds. Our facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina, and Maryland and clusters in twelve geographic markets in nine of the states in which we operate.

Our skilled nursing facilities provide 24-hour care to patients requiring assistance with one or more activities of daily living. These services are supplemented by rehabilitation services including physical, occupational and speech therapy. In addition, we operate specialized units in a number of our skilled nursing facilities that provide sub-acute, or intensive, institutional type medical care to patients with complex medical conditions. Through our LTACs, we provide more intensive care to patients discharged from short-term acute care hospitals than can be provided in a typical skilled nursing facility or other setting. In all facilities, inpatient care is provided by registered nurses, licensed practical nurses and certified nurses aides under the supervision of a director of nursing. Each facility also contracts with a local physician to serve as its medical director.

Skilled Nursing Services

Inpatient services provided through our skilled nursing facilities constitute our primary service offering. During the year ended December 31, 2003 these services accounted for 93.0% of our total revenue. For the twelve months ended December 31, 2002, the three months ended December 31, 2001 and for the fiscal year ended September 30, 2001, skilled nursing services accounted for 93.4%, 93.5% and 93.8% of our total revenue, respectively. See Item 8, Note 21 to the consolidated financial statements included elsewhere herein for information regarding revenues from external customers, operating profit (loss) and total assets of our skilled nursing services segment for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002, the three months ended December 31, 2001 and fiscal year ended September 30, 2001.

Our skilled nursing facility revenue is dependent on payor mix, acuity mix and occupancy level as summarized in the table below.

	Three Months Ended*
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2003	2003	2003	2003
Skilled nursing services:
Occupancy	85.5%	84.9%	85.0%	85.7%	85.5%	85.5%	86.2%	85.5%

Patient days (in thousands):
Medicaid	1,903	1,854	1,857	1,833	1,753	1,781	1,825	1,661
Medicare	365	351	355	357	374	373	365	326
Private & other	573	545	542	530	510	509	523	476

Total	2,841	2,750	2,754	2,720	2,637	2,663	2,713	2,463

Average rate per day:
Medicaid	$110.40	$110.83	$112.23	$112.99	$113.44	$113.82	$116.84	$117.35
Medicare (Part A only)	318.54	316.40	316.41	294.67	295.23	300.37	301.63	320.92
Private & other	160.67	163.98	163.97	175.11	166.58	172.96	173.77	176.22

*For all periods presented, amounts have been adjusted to exclude discontinued operations.

98.0% of our skilled nursing facilities are certified for participation in the Medicare program and 99% are certified for participation in the Medicaid programs (Medicare and Medicaid were established in 1965 by the Medicare and Medicaid Bill, Title XVIII and Title XIX of the Social Security Act of 1935, H.R. 7260, as amended, or the Social Security Act, and the terms “Medicare” and “Medicaid” refer to the programs established under the Medicare and Medicaid Bill, as amended). During the year ended December 31, 2003, Medicare and Medicaid accounted for 30% and 51.2% of our skilled nursing facility revenue, respectively. During the twelve months ended December 31, 2002, Medicare and Medicaid accounted for 29.8% and 51.5% of our skilled nursing facility revenue, respectively. During the three months ended December 31, 2001, Medicare and Medicaid accounted for 28.0% and 54.3% of our skilled nursing facility revenue, respectively. During the fiscal year ended September 30, 2001, Medicare and Medicaid accounted for 27.0% and 52.4% of our revenue, respectively.

Substantially all patients in our skilled nursing facilities receive assistance with one or more activities of daily living, or ADL, including feeding, bathing, dressing, eating, transportation and related services. These services are supplemented by rehabilitation services including physical, occupational and speech therapy, which we provide in our skilled nursing facilities. In addition, we operate specialized units in a number of our skilled nursing facilities that provide sub-acute, or intensive, institutional type medical care to patients with complex medical conditions. These specialty units offer, among other things, enteral therapy, intravenous therapy, specialized wound management and ventilator, tracheotomy, cancer and HIV care. We also offer specialized services in some of our facilities for residents with Alzheimer’s disease.

Included in the operating results set forth above are services furnished by our eight freestanding assisted living facilities that provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal supervision. For assisted living residents, we provide basic ADL assistance combined with access to higher acuity settings should a resident’s health condition dictate the need for more intensive services. Certain of our skilled nursing facilities also include assisted living operations and apartment units located on the same campus as the skilled nursing facility.

Long-Term Acute Care Hospitals

As of December 31, 2003, we owned one and leased or managed ten LTACs, encompassing 613 licensed beds in four states. In addition to providing the types of services described above in connection with our skilled nursing facilities, LTACs accommodate the relatively high sub-acute clinical needs of patients discharged from a short-term acute-care hospital when the patients’ condition warrants more intensive care than can be provided in a typical skilled nursing facility or other setting. All of our LTACs are certified for participation in the Medicare, and ten are certified for participation in the Medicaid, programs. During the year ended December 31, 2003 inpatient services provided through our LTACs accounted for 7.0% of our total revenue. For the twelve months ended December 31, 2002, the three months ended December 31, 2001 and fiscal year ended September 30, 2001, LTAC services accounted for 6.5%, 6.4% and 6.1% of our total revenue, respectively. See Item 8, Note 21 to the consolidated financial statements included elsewhere herein for information regarding revenues from external customers, operating profit (loss) and total assets of our LTAC segment for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002, the three months ended December 31, 2001 and fiscal year ended September 30, 2001.

Our LTAC segment revenue is dependent on payor mix, acuity mix and occupancy level as summarized in the table set forth below.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2003	2003	2003	2003
LTAC:
Occupancy	85.5%	85.7%	75.5%	74.3%	74.5%	66.3%	65.2%	70.5%

Patient days (in thousands):
Medicare	33	33	29	29	28	25	25	28
Private & other	2	3	3	3	4	3	4	4

Total	35	36	32	32	32	28	29	32

Average rate per day:
Medicare	759.12	754.51	807.12	831.38	865.51	960.92	967.59	874.26
Private & other	1,398.61	1,519.31	1,880.55	1,681.14	1,556.29	1,481.17	1,481.05	1,640.29

100% of our LTACs are certified for participation in the Medicare program and 83% are certified for participation in the Medicaid programs, although Medicaid revenue does comprise a material portion of our LTACs total revenues. During the year ended December 31, 2003, the twelve months ended December 31, 2002, the three months ended December 31, 2001 and fiscal year ended September 30, 2001, Medicare accounted for 82.3%, 88.6%, 80.8%, and 80.9% of our LTAC revenue, respectively.

INDUSTRY

We compete in the long-term care industry. The long-term care industry includes companies that offer post-acute, sub-acute or general health care services such as skilled nursing care, long-term home care services and other support services, primarily to elderly patients. Within the long-term care industry, we focus specifically on the approximately $100 billion United States nursing home market through the operation of our skilled nursing facilities and LTACs. There are approximately 16,500 nursing homes with approximately 1.8 million total beds certified to provide Medicare and/or Medicaid services in the United States. The nursing home industry is highly fragmented. The ten largest for-profit chains combined control approximately 15% of the industry’s beds, with the largest company operating just under 3% of the industry’s beds. We primarily target individuals in need of long-term medical care or requiring assistance to function on a daily basis.

The primary difference between a skilled nursing facility, an LTAC and other senior health care facilities, such as assisted living facilities, is the level of care each is capable or licensed to provide. Skilled nursing facilities provide room, board and a variety of other skilled nursing and rehabilitation services to their residents and are usually certified to participate in the Medicare and Medicaid programs. LTACs are licensed as hospitals and are also eligible to become certified to participate in the Medicare and Medicaid programs. Individuals enter these facilities when they are in need of a high level of medical attention on a daily basis for serious ailments such as cancer or recovery from major surgery, or have recently experienced a major event, such as a heart attack or stroke. Assisted living facilities do not provide skilled nursing care and generally do not participate in the Medicare or Medicaid programs. Assisted living facilities provide residents the freedom of living in an apartment with assistance available if necessary to deal with daily chores or duties. Certain daily activities, such as cooking and housekeeping services, which ordinarily would be done by the individuals, may be performed for them by the facility.

The aging population and increased life expectancies are the primary growth drivers for both skilled nursing services and assisted living. According to the United States Census Bureau, in 2000, there were approximately 35 million Americans aged 65 or older, comprising approximately 13% of the total United States population. The number of Americans aged 65 or older is expected to climb to approximately 40 million by 2010 and to approximately 54 million by 2020.

In addition to positive demographic trends, the demand for the services provided by long-term care facilities is expected to increase substantially during the next decade due primarily to the impact of cost containment measures by government and private-pay sources resulting in higher acuity patients being transferred more quickly from hospitals to less expensive care settings such as skilled nursing facilities and LTACs. National nursing home expenditures are expected to grow from $103.7 billion in 2002 to $178.8 billion in 2012, representing a 5.6% compounded annual growth rate. We believe that these trends will support a growing demand for the services provided by nursing, assisted living facility and LTAC operators that deliver efficient, cost-effective and quality long-term health care services, and that support a full range of needs and acuity levels.

REIMBURSEMENT

Medicare and Medicaid

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

Prospective Payment Reimbursement for Medicare Certified Skilled Nursing Facilities

Medicare certified skilled nursing facilities are reimbursed under a prospective payment system, or PPS, for inpatient Medicare services. PPS commenced in 1998 when the Balanced Budget Act of 1997, or the Balanced Budget Act, which was signed into law on August 5, 1997 and effective on and after July 1, 1998, amended the Medicare program by revising the payment system for skilled nursing facilities. Specifically, the Balanced Budget Act required the establishment of PPS under which Medicare Part A payments are prospectively determined for skilled nursing facilities for cost reporting periods beginning on or after July 1, 1998. Under PPS, skilled nursing facilities receive a fixed per diem rate for each of their Medicare Part A patients. Included in this per diem rate are payments for ancillary services, such as pharmacy and rehabilitation therapy services, that historically were provided to many of our skilled nursing facilities by our pharmacy and therapy subsidiaries. Overall, the implementation of PPS resulted in a dramatic decrease in Medicare Part A reimbursement to skilled nursing facilities.

As a result of the impact of PPS on the long-term care industry, Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for skilled nursing facilities under PPS. As of October 1, 2002, a 4% across-the-board increase in resource utilization groups reimbursement rates, or RUGs, and a 16.7% increase in the nursing component provided for in a combination of the Medicare Balanced Budget Refinement Act of 1999, or the Balanced Budget Refinement Act, and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or the Benefits Improvement and Protection Act, expired. The expiration of these temporary measures is commonly referred to as the Medicare Reimbursement Cliff. In addition to the Medicare Reimbursement Cliff provisions, other “add ons” included in this mitigating legislation will expire when the Centers for Medicare and Medicaid Services, or CMS, which is the agency within the Department of Health and Human Services, or DHHS, that oversees Medicare and Medicaid, publishes a refined Medicare skilled nursing facility reimbursement system to account for higher acuity patients. On August 4, 2003, CMS issued the final skilled nursing facility PPS rule for fiscal year 2004, which delays implementation of the refinements until at least October 1, 2004. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005. The August 4, 2003 rule also includes an inflation update and a correction of past forecast errors that together increase the fiscal year 2004 skilled nursing facility PPS base rates by a total of 6.26%. CMS estimates that the rate update will increase reimbursement by approximately $850 million in fiscal year 2004, raising Medicare payment rates per patient day by approximately $19 (although the actual increase will vary from facility to facility because of geographic wage adjustments and variances in patient acuity).

Fee for Service Reimbursement for Medicare Certified Skilled Nursing Facilities

We are also reimbursed for specified services, such as rehabilitation therapy services, provided to Medicare skilled nursing facility patients under the Medicare Part B benefit. The Balanced Budget Act also contained provisions affecting outpatient rehabilitation agencies and providers, including a 10.0% reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999 and the application of per beneficiary therapy caps applicable to all outpatient rehabilitation services beginning in 1999. Specifically, this act set a maximum per beneficiary amount, or limit, per provider for physical therapy and speech pathology, and another limit for occupational therapy. Subsequent legislation suspended implementation of these caps through 2002. CMS began enforcing the therapy caps on September 1, 2003 (the inflation-adjusted amounts for 2003 were $1,590). The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 suspends application of the therapy cap from the date of enactment (i.e., December 8, 2003) through calendar year 2005. This provision will not be applied retroactively to beneficiaries who exceeded their caps prior to the date of enactment. At this time, we are unable to quantify the impact of this legislation on our financial condition and results of operations.

The Balanced Budget Refinement Act also excluded certain items and services from the formerly all-inclusive skilled nursing facility per diem rates. Specifically, the following items and services are now separately reimbursable outside of the PPS rates: (i) ambulance services furnished to an individual in conjunction with renal dialysis services; (ii) chemotherapy items and administration services (as identified by certain Healthcare Common Procedure Coding System, or HCPCS, codes); (iii) radioisotope services (as identified by certain HCPCS codes); and (iv) customized prosthetic devices (artificial limbs) and other custom prostheses if provided to a skilled nursing facility patient and intended to be used after discharge (as identified by certain HCPCS codes and other circumstances articulated by CMS). Payments for such items and services are made under Part B to the provider of the service, in conformance with Part B payment rules. Although these items are reimbursed separately from the PPS rate, CMS, as directed by the Balanced Budget Refinement Act, has adjusted the PPS payment rates to reflect the fact that these items and services have been excluded.

Recent Modifications to Nursing Home Reimbursement under Medicaid

The Balanced Budget Act contained a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since that repeal, many states where we maintain significant operations have sought to lower their nursing home payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect these initiatives would have on us. Additionally, rising Medicaid costs and decreasing state revenue caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding and/or tighten eligibility requirements as a means of balancing their state budgets. We cannot assure you that future changes in Medicaid reimbursement rates to nursing facilities will not have a material adverse effect on us. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of Health and Human Services for waivers from specified Medicaid requirements as long as certain standards are met. While these managed care programs have historically exempted institutional care, some states use managed care financing for at least a portion of their long-term care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. We cannot predict whether any additional states will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to us.

On January 12, 2001, the Secretary of Health and Human Services issued final regulations to implement changes to the Medicaid “upper payment limit” requirements, which became effective May 14, 2002. The purpose of the rule is to stop states from using specified accounting techniques to obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule is being phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to those state Medicaid programs that have used these accounting techniques to enhance their federal funding, which, in turn, could prompt such states to reduce Medicaid reimbursements to providers, including nursing facilities. CMS announced additional restrictions on such funding in January 2002, and the agency could consider further limitations in the future. Moreover, President Bush’s proposed fiscal year 2005 budget, if adopted by Congress, would restrict the use of certain intergovernmental transfers and limit federal reimbursement to a state to the cost of the Medicaid services provided.

Medicare Reimbursement for Long-Term Acute Care Hospitals

In 2002, CMS implemented rules that replaced the reasonable cost-based payment system for LTACs with a prospective payment system for LTACs, or LTAC PPS. As of October 1, 2002, and subject to a five-year phase-in period during which reimbursement is based on a blend of federal rates and a cost-based reimbursement system (although some facilities can elect to adopt the full federal rates immediately), LTACs are paid under this new LTAC PPS. We have elected to adopt the full federal rates immediately. LTAC PPS uses information from patient records to classify patients into distinct long-term care diagnosis related groups, based on clinical characteristics and expected resource needs. Separate per-discharge payments are calculated for each diagnosis related group. Our experience under LTAC PPS has been positive. On January 30, 2004, CMS published a proposed rule that would increase Medicare LTAC PPS rates by 2.9 percent, effective July 1, 2004, and make certain policy changes affecting LTAC payment and classification policy. In addition, on February 10, 2004, Representative Fortney “Pete” Stark (D-CA) introduced legislation that would impose a temporary moratorium on new long-term care hospital beds pending DHHS review of Medicare LTAC hospital payment policy. We cannot predict whether Congress will adopt this legislation, or whether Congress or CMS will impose other restrictions on LTACs in the future.

Additional Medicare Legislation — Medicare Prescription Drug, Improvement, and Modernization Act of 2003

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The legislation contains numerous provisions regarding Medicare services, most notably an outpatient prescription drug benefit. Among the other provisions, the legislation contains a two year moratorium on the limitation on Part B therapy services. In addition, the new law provides a temporary 128 percent increase in the RUG payment for skilled nursing facility residents with acquired immune deficiency syndrome, or AIDS, applicable to services furnished on or after October 1, 2004. The legislation also requires the DHHS Secretary to provide in a beneficiary’s explanation of Medicare benefits information about the number of days of coverage remaining under the skilled nursing facility benefit and the spell of illness involved, and to make information publicly available regarding whether skilled nursing facilities are participating in the Medicare program. The law also requires hospital discharge plans to include an assessment of a patient’s need for skilled nursing facility care and information on the availability of skilled nursing facility services near a patient’s home. The legislation directs the DHHS Secretary to establish pilot projects in up to 10 states to identify “efficient, effective and economical” procedures for long-term care facilities and other providers to conduct background checks on direct patient access employees. Moreover, the physician fee schedule, under which certain Medicare Part B services are reimbursed, is affected by the legislation. The proposed 4.5% decrease in the conversion factor for calendar year 2004 and the additional decrease in 2005 are blocked. Instead, the conversion factor for physician services will increase by at least 1.5% in 2004 and 2005. The legislation also modifies the formula for calculating the sustainable growth rate in an attempt to prevent wide swings in physician payments based on year-to-year changes in economic performance. This legislation contains numerous other provisions that may affect Medicare costs, and at this time, we are unable to predict its effect on our business or operations.

Intergovernmental Transfers

Certain taxes that we pay to state governments are used as mechanisms to increase the amount of money that states receive, in turn, from the federal government. These monies are usually returned to providers in the form of higher Medicaid rates. This state tax scheme relies upon state intergovernmental transfers as the legal funding mechanism to increase federal financial participation (the federal portion of Medicaid funding). The President’s 2005 budget calls for federal legislation to restrict states from using such intergovernmental transfer and proposes to limit Medicaid payments to the cost of providing services to Medicaid beneficiaries. We cannot predict whether or how this legislation, if passed will impact the taxes we pay to states, our revenues, or the revenues we receive for Medicaid services.

GOVERNMENT REGULATION

General

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry is also subject to frequent regulatory change. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by other laws and regulations that are applicable to our managed care and other patients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil, administrative and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

The federal government made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Licensure, Certification, Survey and General Regulation

Our skilled nursing facilities and LTACs are licensed under applicable law to the extent necessary. Our skilled nursing facilities and LTACs, and certain professionals providing the services in those facilities, are also certified or approved as providers under one or more of the Medicaid and Medicare programs. Also, our long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Failure to substantially comply with these requirements may result in sanctions, including termination of the facility’s Medicare and Medicaid provider agreements, after which the facility would be unable to receive payment for services provided to Medicare or Medicaid patients until the facility reapplies or is otherwise reinstated or recertified to participate in Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. We cannot assure you that we will be able to maintain compliance with these regulatory requirements at all times, or that we will not be required to expend significant resources to do so.

Certificate of need statutes and regulations control the development and expansion of health care services and facilities in some states. This process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. Certificate of need or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new certificates of need or the approval of new beds. We do not expect these changes to have a material impact on our business.

Referral Restrictions and Fraud and Abuse

The “anti-kickback” provisions in the federal Medicare and Medicaid programs prohibit the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual or for recommending or arranging for the purchase, lease or ordering of any item or service for which payment may be made under Medicare, Medicaid or other federal health care programs. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare, Medicaid or other federal health care programs. The penalties for violating the anti-kickback statute include imprisonment for up to five years, fines up to $25,000 per violation or both, and possible exclusion from federal health care programs such as Medicare and Medicaid.

Violations of the anti-kickback statute, pursuant to the Balanced Budget Act, now also give rise to civil monetary penalties of $50,000 per act and treble the remuneration involved without regard to whether any portion of that remuneration relates to a lawful purpose. The statute contains “safe harbor” exceptions including those for certain discounts, group purchasing organizations, employment relationships, management and personal services arrangements, health plans and certain other practices as defined in regulations. The safe harbors include certain provisions, which, if met, will assure health care providers and other parties that they will not be prosecuted under the anti-kickback statute. Although full compliance with a safe harbor ensures against prosecution under the anti-kickback statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution will be pursued. Arrangements or transactions that fail to satisfy the applicable safe harbor criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

The Ethics in Patient Referral Act of 1989, or the Stark Law, prohibits physician referrals of Medicare and Medicaid patients to an entity providing “designated health services” if the physician or an immediate family member has any financial arrangement with the entity and no statutory or regulatory exception applies. The Stark Law also prohibits the entity from billing for any prohibited referral. In 1998, CMS published proposed rules for the remaining designated health services, and in January 2001, CMS published a final rule that it characterized as the first phase of what will be a two-phase final rule. Phase I of the final rule became effective on January 4, 2002, except for a provision relating to physician payment arrangements, which became effective on January 6, 2003. At present, it is unclear when CMS will publish Phase II of the final rule.

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

The Health Insurance Portability and Accountability Act, or HIPAA (see “Federal Privacy and Transaction Regulations” below in this Item 1 for a more detailed discussion of the impact of HIPAA on our business), also created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Additionally, HIPAA granted expanded enforcement authority to DHHS and the U.S. Department of Justice and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General and Department of Justice by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. The Balanced Budget Act also includes numerous health care fraud provisions, including new civil monetary penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for providers and suppliers, including home health agencies (these surety bond requirements are currently on hold); and an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

False claims are prohibited under criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; violations of these provisions are felonies punishable by up to five years imprisonment, fines of up to $25,000 or both. Civil provisions of the Federal False Claims Act, 31 U.S.C. §§3729-3733, or the False Claims Act, prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. In addition, various states have enacted laws modeled after the False Claims Act.

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

Federal Privacy and Transaction Regulations

Other federal legislation requires major changes in our transmission and retention of health information. HIPAA mandates, among other things, the adoption of standards for the electronic exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Among the standards that DHHS has adopted or is expected to adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans, and individuals; security and electronic signatures; and privacy. Sanctions for failing to comply with HIPAA include criminal and civil penalties.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens within the health care industry, we believe that the law will require significant and costly changes to current practices. DHHS has released several final rules to date to implement various HIPAA administrative simplification requirements, the most significant of which mandate the use of new standards for specified health care transactions and seek to protect the privacy and security of health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. While we initially were required to comply with the transaction standards by October 16, 2002, Congress passed legislation that extended the deadline to October 16, 2003 for those HIPAA-covered entities that submitted a timely compliance plan to the DHHS. We submitted a compliance plan and were granted the deadline extension. On September 23, 2003, DHHS acknowledged that not all of the health care providers and health plans, state Medicaid offices and third party payors are capable of accepting claims transactions in a manner that is compliant with the HIPAA Standard Transactions and Code Set specifications. Therefore, DHHS has agreed to allow covered entities to accept both HIPAA-compliant and non-compliant transactions until such time as DHHS determines that compliance has been achieved. Our claims are submitted by paper claims, direct data entry or through the use of a health care clearinghouse. Our clearinghouse has advised us that it has been testing and is currently compliant with the Standard Transactions and Code Set specification. We are prepared to utilize our contingency plan if necessary. Although we can make no assurances, we do not anticipate that our liquidity will be adversely affected during the transition or when the standard ultimately is enforced.

The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any business associate to whom such information is disclosed will safeguard the information. The privacy standards were issued on December 28, 2000, with further modifications adopted in August 2002. The standards became effective on April 14, 2001, with a compliance date of April 14, 2003 for most covered entities.

DHHS also has issued rules, among other things, to specify a series of administrative, technical and physical security procedures we must implement to assure the confidentiality of electronic protected health information. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities. Most recently, DHHS published a rule in January 2004 announcing the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule is effective May 23, 2005, with a compliance date of May 23, 2007.

Nursing Home Quality Initiative

In April 2002, DHHS announced the Nursing Home Quality Initiative pilot program for the states of Colorado, Florida, Maryland, Ohio, Rhode Island and Washington. This program, which is designed to provide consumers with comparative information about nursing home quality measures, rated every nursing facility and skilled nursing facility operating in these states on nine quality-of-care indicators. The quality of care indicators include measures such as percentages of patients with infections, bedsores and unplanned weight loss.

On November 12, 2002, DHHS announced that the program was being launched nationwide. For the national project, minor modifications were made to the list of quality measures. DHHS now is using ten quality measures falling into two categories — six for chronic care patients (long-term stay residents) and four for post-acute care patients (short-term patients). On November 13, 2002, CMS published advertisements in newspapers in every state that included a sampling of the quality data, and the complete data is available on the Internet. On January 22, 2004, CMS unveiled an updated “Nursing Home Compare” website that includes enhanced nursing home quality measures and easier navigation for consumers.

Nurse Staffing Issues

We operate a number of skilled nursing facilities in California, which has enacted legislation establishing minimum staffing requirements for skilled nursing facilities. Certain other states in which we operate skilled nursing facilities have adopted minimum staffing and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. See “Risk Factors — Risks Relating to Our Business,” below in this Item 1 for a more detailed discussion of the effects of nurse staffing regulations and issues on our business.

CORPORATE INTEGRITY AND COMPLIANCE PROGRAMS

Corporate Integrity Agreement

On April 3, 2002, as a condition of the Global Settlement discussed below in this Item 1 under the caption “Global Settlement,” we entered into a Corporate Integrity Agreement with the DHHS Office of Inspector General, or the Corporate Integrity Agreement, to promote our compliance with the requirements of Medicare, Medicaid and all other federal health care programs. The Corporate Integrity Agreement is effective for five years beginning April 3, 2002. Under the Corporate Integrity Agreement, we agreed to review, and are reviewing, our current corporate compliance infrastructure and are implementing additional quality improvement programs and internal financial controls in our facilities and regional and corporate offices. We believe we have retained sufficient flexibility under the Corporate Integrity Agreement to enable us to focus our efforts on developing improved systems and processes for providing quality care. We believe that many of the requirements of the Corporate Integrity Agreement essentially codify our existing policies.

     The Corporate Integrity Agreement includes compliance requirements that obligate us to:

•	adopt and implement written standards on federal health care program requirements relating to financial and quality of care issues;

•	conduct training each year for all employees to promote compliance with federal health care requirements. In addition, we will continue to operate our internal compliance hotline;

•	put in place a comprehensive internal quality improvement program, which includes establishing committees at the facility and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. We have retained an independent quality monitor to evaluate the effectiveness and reliability of our internal quality control system. The independent quality monitor will report its findings to the Office of Inspector General;

•	conduct an ongoing evaluation and enhancement our current system of internal financial controls to promote compliance with federal health care program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal billing systems. The independent review organization will report annually its findings to the Office of Inspector General;

•	notify the Office of Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal health care program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal health care program; and

•	submit annual reports to the Office of Inspector General demonstrating compliance with the terms of the agreement, including the findings of our internal audit and review program.

The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy a breach in the time specified in the agreement, we can be excluded from further participation in federal health care programs.

Compliance Program

In March 2000, the Office of Inspector General issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste and abuse in health care programs, including Medicare and Medicaid. The guidance recommends that nursing facilities enact procedures and policies in prevention of fraud, waste and abuse. We voluntarily adopted a compliance program in early 1998 for all of our facilities, and believe that this compliance program substantially incorporates the guidance that the Office of Inspector General has recommended be included in such programs. As indicated above, in connection with the Global Settlement, we entered into the Corporate Integrity Agreement, which is intended to promote our compliance with the requirements of Medicare, Medicaid and all other federal health care programs.

The purpose of our compliance program is to address compliance issues, communicate issues to our chief executive officer, or Chief Executive Officer, and board of directors, or Board of Directors, monitor our fraud and abuse “hotline” and assure ethical and legal conduct by management and employees. The compliance program is managed by our compliance officer who works closely with the human resources, legal and operations departments on compliance training issues quality of care issues and legal matters involving compliance issues.

One important part of our compliance program is the maintenance of a toll-free hotline whereby individuals can anonymously report suspected violations of laws or our policies without fear of reprisal or retribution. The hotline telephone number is prominently posted in all of our skilled nursing facilities and other areas where we have operations. Employees, patients and family members are encouraged to call the hotline to report any potential issues they might note. Upon report of a call, our compliance department investigates the issue and, if necessary, communicates with the appropriate corporate departments in order to resolve the issue. Employees are assured that any calls to the hotline will not result in any retribution by us. We believe this program has been highly successful and will help identify trends and potential problem areas in a timely fashion for quick remediation.

We have also implemented a comprehensive background check initiative aimed at improving the quality of our workforce and reducing employee turnover. To the best of our knowledge, this program meets or exceeds all state and federal regulatory requirements for background checks.

INSURANCE

Insurance related costs in the long-term care industry continue to rise at a dramatic rate. This primarily includes professional liability and general liability, or PL/GL, insurance and claims, workers’ compensation insurance and costs, and directors’ and officers’ liability programs. Historically, costs for PL/GL programs were of particular concern in Texas where we maintain significant operations.

As of September 1, 2003, a law enacting tort reform in Texas became effective. We operate 82 facilities (including six LTACs) in Texas. Among other things, the law imposes a $250,000 cap on the non-economic damages (such as pain and suffering) that claimants can recover in a malpractice lawsuit against a health care institution. The law also imposes an aggregate $500,000 cap on the amount of such damages that claimants can recover in malpractice lawsuits against more than one health care institution. Finally, the law revises an existing $1.5 million cap (subject to future adjustment for inflation) on recovery in wrongful death and survivor actions by requiring that this cap be imposed on a per claimant rather than per defendant basis and by including punitive damages in the awards subject to the cap. We believe this reform should reduce our liability exposure in Texas for future periods.

Additionally, effective October 1, 2003, we sold 18 skilled nursing facilities and terminated one lease for a skilled nursing facility, all of which were located in Florida. On November 30, 2003, we terminated capital leases associated with an additional seven skilled nursing facilities located in Florida. We also terminated the operating leases on the two remaining skilled nursing facilities we operated in Florida effective November 30, 2003 and December 31, 2003. As a result of these transactions, we have no remaining skilled nursing facilities in Florida. Given that Florida has been a highly litigious state, we believe exiting the state should reduce our liability exposure for future periods.

In spite of the positive developments mentioned above, a significant increase in the frequency and severity of PL/GL claims continues in our industry and is spreading to other states, particularly Mississippi. Insurance markets have responded to this significant increase by severely restricting the availability of PL/GL insurance coverage. As a result of these changes, fewer companies are engaged in insuring long-term care companies for PL/GL losses, and those that do offer insurance coverage do so at a very high cost. We anticipate this trend will continue and that our PL/GL costs will continue to increase. These increases have already had an adverse effect on our operations. No assurance can be given that our PL/GL costs will not continue to rise or that PL/GL coverage will be available to us in the future. In the event that PL/GL insurance coverage becomes cost prohibitive to maintain or unavailable in some markets, we may be forced to re-evaluate our continued operations in those markets or the amount of insurance coverage that we maintain.

Due to the rising cost and limited availability of PL/GL insurance, we currently purchase excess PL/GL liability insurance only and maintain an unaggregated $1.0 million self-insured retention per claim in all states except Colorado, where we maintain first dollar coverage. Additionally, we currently self-insure the first $0.5 million of each employee injury claim. Because we are largely self-insured on both of these programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses completed semi-annually based on the information we have to date, the amount of the losses could exceed our estimates. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

PAYORS

We receive payments for services rendered to patients at both our skilled nursing facilities and LTACs from the federal government under Medicare, from the various states where we operate under Medicaid and from private and other payors. We classify payments from individuals who pay directly for services without governmental assistance through the Medicare or Medicaid programs as private pay revenue. The private pay classification also includes revenue from managed care companies, commercial insurers, Veterans Administration contractual payments and payments for services provided under contract management programs. Managed care as a payor source to nursing home operators is expected to increase over the next several years. However, revenue from managed care payors does not constitute a significant portion of our revenue at this time.

In connection with the operation of both our skilled nursing facilities and LTACs, we have historically received, and expect to continue to receive, a majority of our revenue from federal and state governments and governmental entities. Other than being excluded from the Medicare program or from a state Medicaid program in a state in which we have a significant concentration of either type of facility, we do not expect that the loss of a single payor or group of related payors would have a material adverse effect on our business or revenue. For the year ended December 31, 2003, 81.2% of the revenue for our skilled nursing services segment came from Medicare and state Medicaid programs. For the year ended December 31, 2003, 82.7% of the revenue for our LTAC segment came from Medicare and state Medicaid programs. Because we receive a majority of our revenue from the sources indicated above, there are no individual patients or customers or related groups of patients or customers that account for a significant portion of our revenue.

With respect to both our skilled nursing facilities and our LTACs, our revenue and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. The federal Medicare program restricts coverage to patients who require skilled care, whereas state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources. The sources and amounts of our patient revenue are determined by a number of factors, including licensed bed capacity of our facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private and other payors, Medicare and Medicaid). Changes in the mix of our patients among the private and other payors, Medicare and Medicaid categories, as well as changes in the quality mix, significantly affect the profitability of our operations. Historically, on a per patient basis, private pay patients have been the most profitable and Medicaid patients have been the least profitable. Historically, our LTACs have had a higher proportion of Medicare and private pay patients than our skilled nursing facilities, making them more profitable on a per patient basis than our skilled nursing facilities. Also, we have historically derived higher revenue from providing specialized medical services than from providing routine inpatient care.

MARKETING

We recently have centralized our skilled nursing services sales and marketing efforts under one department head. This newly created department focuses on negotiating and obtaining managed care contracts at both the regional and national level as well as increasing our Medicare census. In addition, this department focuses on training local sales teams on obtaining patient referrals.

In marketing our skilled nursing and LTAC patient services, we pursue a two-tiered strategy. We promote our facilities’ programs and services first to payors and managed care organizations at the regional level and second to health care professionals responsible for discharging patients at local hospitals at the individual facility level. At the regional level, our marketing personnel seek to establish relationships with payors and managed care organizations, which are increasingly important sources of referrals for sub-acute patients. We develop contractual relationships with these payors and organizations on a local, regional and national basis.

Local market coordinators focus on establishing and maintaining cooperative relationships and networks with physicians, acute-care hospitals and other health care providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. Marketing programs targeting managed care payors are also being implemented at both the local and national level. Ongoing assessment of patient and physician satisfaction with our services allows for improvements in service and clinical performance.

We desire to take advantage of other opportunities for increased profitability, including arrangements with managed care organizations such as health maintenance organizations, or HMOs, which we believe may increase our sub-acute care business. Typically, patients referred by managed care organizations, including HMOs and preferred provider organizations, generate higher revenue per patient day than Medicaid patients as a result of the higher acuity needs of the referrals. We believe that our ability to provide sub-acute and specialty medical services at a lower cost than acute-care hospitals is a competitive advantage in providing services to these payor sources. We also believe that our focus on important operations and our continued implementation of standardized processes better allows us to meet the needs of these higher acuity residents.

SUPPLIERS

We purchase our supplies from a variety of independent suppliers for both our skilled nursing facilities and LTACs. However, we typically focus on one or two national suppliers in each product category in an effort to maximize delivery efficiency and gross margins. Although we have firm purchase commitments with some of our national suppliers, we believe that we are not dependent upon any one supplier, and believe that several alternative suppliers can provide our supplies if the relationship with a national supplier is terminated. We recently established an internet-based purchasing solution designed to ensure best product and pricing for our facilities on an aggregate basis. This system, known as OASIS, also leverages the purchasing power of several other long-term care providers who participate in a group purchasing organization.

COMPETITION

The long-term care industry is segmented into a variety of competitive areas that market similar services. Competitors for our skilled nursing facilities include other nursing homes, hospitals, extended care centers, assisted living facilities, retirement centers and communities and home health and hospice agencies. Many operators of acute-care hospitals offer or may offer post-acute services in the future. These operators would have the competitive advantage of being able to offer services to patients at their affiliated post-acute care operations. Skilled nursing facilities and LTACs historically have competed on a local basis with other long-term care providers, and our competitive position will vary from center to center within the various communities we serve. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the skilled nursing facilities and, in the case of private pay residents, charges for services. For both our skilled nursing facilities and LTACs, since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided that are covered by Medicaid and Medicare as well as the location and physical condition of our facilities will significantly affect our competitive position in our markets with respect to such residents.

Within some of our skilled nursing facilities, we operate specialized units providing sub-acute care. These specialized units generally have a higher staffing level per patient than our other inpatient facilities and compete with acute-care and rehabilitation hospitals, which we believe typically charge rates higher than those charged by our specialty units. In the future, however, these or other hospitals may offer these or other services at rates less than we charge, which could force us to lower our rates or service fewer patients, adversely affecting our financial condition and results of operations.

During the past several years, our skilled nursing facilities have experienced a decline in our private pay census. We believe this is in large part due to the significant number of assisted living facilities that were constructed during the 1990’s and which have newer physical plants but are largely unregulated. Additionally, North Carolina recently started to certify assisted living facilities for participation in the Medicaid program. While assisted living facilities generally are not equipped or staffed to care for the typical skilled nursing facility patient, we believe that in the near term we are vulnerable to assisted living facilities with respect to our private pay patients.

EMPLOYEES

We currently employ approximately 35,000 full and part-time employees and believe our relations with our employees are generally good. We depend upon skilled personnel, such as nurses, as well as unskilled labor, to staff our facilities. In some areas in which we operate there is a labor shortage that could have a material adverse effect upon our ability to attract or retain sufficient numbers of skilled personnel or impair our ability to attract or retain sufficient numbers of unskilled labor personnel at reasonable wages.

We have unionized facilities in California, Michigan, Wisconsin, Maryland, Ohio, and West Virginia. We have collective bargaining agreements with unions representing employees at 26 facilities. In addition, a union represents employees at another of our facilities without a collective bargaining agreement.

Of our 13 unionized facilities in California, twelve are represented by the Service Employees International Union, or SEIU, and of those eleven are subject to a regional master collective bargaining agreement. One facility does not have a collective bargaining agreement. The Company and the SEIU currently are in negotiations. The other unionized facility in California is represented by the International Brotherhood of Teamsters, or the Teamsters. The SEIU and the Teamsters primarily represent certified nursing assistants, dietary workers and laundry and housekeeping employees. In five of the 13 facilities, licensed nurses also are represented by the relevant union. The agreement with the SEIU expires on June 15, 2004, with a wage and benefit re-opener for the third year of the contract (which is currently being negotiated). The Teamsters’ agreement expired on December 31, 2002 and has been extended indefinitely pending negotiations.

In addition, the Company joined other long-term care providers, community groups and the SEIU in California to form an alliance called California United for Nursing Home Care. In return for the SEIU’s political support against MediCal reimbursement cuts, and in favor of tort and reimbursement reform, the providers signed a neutrality agreement allowing the SEIU uncontested access to a certain number of facilities depending on the progress of tort reform and reimbursement rates.

In Michigan: (i) six of our facilities have a regional master collective bargaining agreement with the SEIU; (ii) one facility has an agreement with the American Federation of State, County, and Municipal Employees, or AFSCME; and (iii) one of our facilities has an employee council. The agreement with the SEIU expires on May 1, 2004, with a wage and benefits re-opener for the second and third year of the agreement. The AFSCME agreement had an expiration date of September 30, 2003, but continues to be in effect from year to year in the absence of a notice to terminate or amend the agreement. The current employee council agreement expires on September 30, 2004.

In Maryland, the SEIU represents employees at three of our facilities. The agreements expire on December 31, 2004, January 15, 2005 and January 31, 2005.

In Wisconsin, there is one facility where the workers are represented by the SEIU. The SEIU agreement relating to that facility will expire on August 1, 2004. The SEIU also represents employees at our facility in West Virginia. The SEIU agreement for the West Virginia facility will expire on March 1, 2005. In Ohio, there is one facility where the employees are represented by the Hotel Employees and Restaurant Employees Union. This agreement will expire on June 30, 2005.

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

BANKRUPTCY AND REORGANIZATION

On January 18, 2000, we filed voluntary petitions for relief in the Bankruptcy Court under the Bankruptcy Code. In connection with our emergence from bankruptcy, our Joint Plan was confirmed by the Bankruptcy Court on April 3, 2002 and was effective on May 13, 2002. For a discussion of the impact of the bankruptcy on the presentation of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

GLOBAL SETTLEMENT

As part of our emergence from our bankruptcy, we reached a settlement with the United States to resolve certain claims of the United States government against us that arose prior to the Petition Date. This settlement is referred to as the Global Settlement. United States Claims are those claims or causes of action asserted by or on behalf of the United States seeking remedies of any kind:

•	under the False Claims Act, the Civil Monetary Penalties Law, 42 U.S.C §1320a-7a, or the Civil Monetary Penalties Law, and the Program Fraud Civil Remedies Act of 1986, 31 U.S.C §§3801-3812, or the Program Fraud Civil Remedies Act, and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud;

•	for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, the TRICARE Program, or any other federal health program;

•	for specified civil monetary penalties;

•	arising under any provider or similar agreement with the United States; and

•	for permissive exclusion from Medicare, Medicaid and other federal health programs.

The Global Settlement was approved by the Bankruptcy Court and became effective on April 3, 2002. Under the Global Settlement, which applies to any facility operated by us at any time prior to the date the Global Settlement became effective:

•	all Medicare claims and debts arising prior to the Petition Date were released as between CMS and us;

•	the United States approved a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle, or the Prudent Buyer Settlement, and we waived our rights to collect any amounts due under the Prudent Buyer Settlement;

•	CMS adjusted specified Medicare PPS base year cost reports to accurately calculate PPS rates;

•	CMS agreed to pay us $3.0 million;

•	the Department of Justice released us from certain “covered conduct” alleged within six qui tam lawsuits and other disputes under the Federal False Claims Act;

•	we agreed to be responsible for any attorney fees sought by qui tam relators’ counsel;

•	the United States waived any claims for (a) Medicare reimbursement for two voluntary disclosures made by us to the United States and (b) Medicare reimbursement related to an Office of Inspector General investigation;

•	we agreed to enter into the Corporate Integrity Agreement;

•	we rejected and terminated specified provider agreements for discontinued operations;

•	all cost years ending on or before the petition date were fully and finally resolved by the Global Settlement;

•	for cost years that span the petition date, CMS agreed to settle the cost reports for these years, and we retained our rights to appeal or request the reopening of such years, but any relief awarded relating to those years will be pro-rated so that the prepetition portion is waived and the post petition portion is preserved; and

•	as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, we agreed to pay any portion of a Medicare overpayment or civil monetary penalty that accrued after the petition date.

In accordance with GAAP, we recorded a charge of approximately $33.4 million relating to the Global Settlement in our statement of operations for the fourth quarter of the fiscal year ended September 30, 2001.

AVAILABLE INFORMATION

Our web address is www.marinerhealthcare.com. Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we file or furnish the reports with the Securities and Exchange Commission, or the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing us at Mariner Health Care, Inc., c/o Investor Relations, One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346.

RISK FACTORS

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations

Risks Relating to Our Company

We depend on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from such payors may be reduced.

We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the twelve months ended December 31, 2003, we derived approximately 81.2% of our total revenue from the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of any of the Medicare Reimbursement Cliff, further refinements to PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. See Item 1, “Business — Reimbursement.”

We conduct business in a heavily regulated industry, and changes in, or violations of, regulations may result in increased costs or sanctions that reduce our revenue and profitability.

In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing facilities and LTACs. These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicare and Medicaid.

In addition, the Stark Law broadly defines the scope of prohibited physician referrals under federal health care programs to providers with which they have ownership or other financial arrangements. Many states have adopted, or are considering, legislative proposals similar to these laws, some of which extend beyond federal health care programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

The regulatory environment surrounding the long-term care industry has intensified, particularly for larger for-profit, multi-facility providers like us. The federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our business, we could become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation in various markets or be required to make significant changes to our operations. We are also subject to federal and state laws that govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations and cash flows. See Item 1, “Business — Government Regulation.”

We face additional federal requirements that mandate major changes in the transmission and retention of health information. HIPAA was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the health care industry, we believe that implementation of this law has resulted and will continue to result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us. See Item 1, “Business — Government Regulation.”

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

Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our liquidity and financial condition.

As is typical in the health care industry, we are and will continue to be subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of PL/GL claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

Due to the rising cost and limited availability of PL/GL insurance, we currently purchase excess PL/GL insurance only and maintain an unaggregated $1.0 million self-insured retention per claim in all states except Colorado, where we maintain first dollar coverage. Additionally, we currently self insure the first $0.5 million of each employee injury claim. Because we are largely self-insured on both of these programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses using the information we have to date, the amount of the losses could exceed our estimates. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted. In addition, our insurance coverage might not cover all claims made against us nor continue to be available at a reasonable cost, if at all. If we are unable to maintain our current insurance coverage, if judgments are obtained in excess of the coverage we maintain, if we are required to pay uninsured punitive damages, or if the number of claims settled within the $1.0 million self-insured retention currently in place significantly increases, we could be exposed to substantial additional liabilities. We cannot assure you that we can continue to obtain insurance coverage similar to that which we currently maintain without paying substantially higher premiums, or at all, that current or future coverage will be adequate to satisfy adverse determinations against us or that the number of claims within the self-insured retention will not increase.

The cost to replace or retain qualified nurses, health care professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states’ staffing requirements.

We could experience significant increases in our operating costs due to shortages in qualified nurses, health care professionals and other key personnel. The market for these key personnel is highly competitive. We, like other health care providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses’ aides and other important health care providers. Our LTACs are particularly dependent on nurses for patient care. There is currently a shortage of nurses, and trends indicate this shortage will worsen in the future. The difficulty our skilled nursing facilities are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified health care personnel. Our ability to control labor costs will significantly affect our future operating results.

We operate a number of skilled nursing facilities in California, which has enacted legislation establishing minimum staffing requirements for skilled nursing facilities operating in that state. Each skilled nursing facility in California must satisfy established minimum nursing hours of direct care per resident per day. Certain other states in which we operate skilled nursing facilities have adopted minimum staffing standards and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

We have collective bargaining agreements with unions representing employees at 26 of our facilities. One of these collective bargaining agreements expired on December 31, 2002, a number are set to expire over the next year and we cannot accurately predict the outcome of any related negotiations. Although workers are continuing to perform services under the expired contract and while we have not experienced material work stoppages in the past and believe our relations with our unionized employees are generally good, we cannot assure you that we will not experience a work stoppage or incur additional administrative expenses associated with union representation of our employees.

Future acquisitions may be difficult to complete, use significant resources, or be unsuccessful and could expose us to unforeseen liabilities.

We may selectively pursue acquisitions in our target markets. Acquisitions may involve significant cash expenditures, debt incurrence, capital expenditures, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve numerous other risks, including difficulties integrating acquired operations, personnel and information systems, diversion of management’s time from existing operations, potential losses of key employees or customers of acquired companies, assumptions of significant liabilities, exposure to unforeseen liabilities of acquired companies and increases in our indebtedness.

We cannot assure you that we will succeed in obtaining financing for any acquisitions at a reasonable cost or that any financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

We also may face competition in acquiring any facilities. Our competitors may acquire or seek to acquire many of the facilities that would be suitable acquisition candidates for us. This could limit our ability to grow by acquisitions or increase the cost of our acquisitions.

Provision for losses in our financial statements may not be adequate.

Loss provisions in our financial statements for self-insured programs are made on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by a certified actuary with extensive experience in the long-term care industry. Our management reviews the methods of determining these estimates and establishing the resulting accrued liabilities frequently, with any material adjustments resulting therefrom being reflected in current earnings. Although we believe that our provisions for self-insured losses in our financial statements are adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for loss reflected in our financial statements are inadequate, our financial condition and results of operations may be materially affected.

Implementation of a new information technology infrastructure could cause business interruptions and negatively affect our profitability and cash flows.

We are in the process of implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide more effective management of business operations. Implementation of the new system and software carries risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of the implementation of our existing or future information technology infrastructure or are unable to obtain the projected benefits of this new infrastructure, it could adversely affect us and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We recently emerged from a Chapter 11 bankruptcy reorganization, have a history of losses and may not become profitable.

Because we recently emerged from bankruptcy and have a history of losses, we cannot assure you that we will grow or achieve and maintain profitability in the near future, or at all. We emerged from our Chapter 11 bankruptcy reorganization as a new reporting entity on May 13, 2002. Prior to our reorganization, we incurred net losses of approximately $1,778.3 million in 1999, $59.0 million in 2000 and $33.4 million in 2001. If we cannot achieve and maintain profitability, our financial condition and results of operations may be materially affected.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to assess our future prospects.

In December 2001, we elected to change our fiscal year end from September 30 to December 31. As a result our historical financial information contains information regarding the three-month transition period from October 1, 2001 to December 31, 2001 and makes a review of our historical financial data more complex. In addition, as a result of our emergence from bankruptcy, we are subject to the fresh start reporting prescribed by GAAP. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, certain aspects of our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements contained elsewhere herein. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects.

If we fail to compete effectively with other health care providers, our revenues and profitability may decline.

The long-term health care services industry is highly competitive. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term health care providers. Some of our competitors’ facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our skilled nursing facilities and LTACs face competition from general acute care hospitals and long-term hospitals that provide services comparable to those offered by our skilled nursing facilities and LTACs. Many competing general acute care hospitals are larger and more established than our facilities. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities.

The long-term care industry is divided into a variety of competitive areas that market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff and physicians; the quality and comprehensiveness of our treatment programs; the physical appearance, location and condition of our facilities and to a limited extent, the charges for services. In addition, we compete with other long-term care providers for customer referrals from hospitals. As a result, a failure to compete effectively with respect to referrals may have an adverse impact on our business. Many of these competing companies have greater financial and other resources than we have. We cannot assure you that increased competition in the future will not adversely affect our financial condition and results of operations.

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our facilities, the mix of patients and the rates of reimbursement among payors. Likewise, reimbursement for therapy services will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

On April 3, 2002, as part of Global Settlement, we entered into a Corporate Integrity Agreement to promote our compliance with the requirements of Medicare, Medicaid and all other federal health care programs. Under the Corporate Integrity Agreement, we have reviewed and are implementing our corporate compliance infrastructure and implementing additional quality improvement programs and internal financial controls in our facilities and regional and corporate offices. The Corporate Integrity Agreement is effective for five years beginning April 3, 2002. Our failure to comply with the material terms of this agreement could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid, which during the twelve months ended December 31, 2003 accounted for 81.2% of our total revenues. Any of these sanctions would have a material adverse effect on our financial condition and results of operations.

Private third-party payors continue to try to reduce health care costs.

Private third-party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by the continuing efforts of private third-party payors to contain the amount of reimbursement we receive for health care services. We cannot assure you that reimbursement payments under private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of private third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues. Finally, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

We are exposed to market risk due to the fact that borrowings under our senior credit facility are or will be subject to wide fluctuations based on changing interest rates.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with variable borrowings under our senior credit facility, or Senior Credit Facility, entered into with a syndicate of lenders on December 19, 2003 which provides for a $135.0 million term loan facility, or Term Loan, (which was drawn in full) and a $90.0 million revolving credit facility, or Revolving Credit Facility. Since our Senior Credit Facility provides for variable rates, if market interest rates rise, so will our required interest payments on borrowings under the Senior Credit Facility. We do not currently have any mechanism in place to manage, or hedge, the market risk associated with our variable rate debt.

Risks Relating to Our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of debt requiring significant interest payments. On December 31, 2003, we had total debt of approximately $389.6 million, of which $135.0 million consisted of borrowings under our Senior Credit Facility. We also have $90.0 million in available borrowings under the Revolving Credit Facility component of our Senior Credit Facility although $34.6 million of borrowing capacity under the Revolving Credit Facility was utilized for letters of credit outstanding as of December 31, 2003. Finally, we have outstanding senior subordinated debt consisting of $175.0 million aggregate principal amount 8 1/4% Senior Subordinated Notes due December 15, 2013, or Notes. We had stockholders’ equity of approximately $256.2 million at December 31, 2003. As of December 31, 2003, our total indebtedness under the Senior Credit Facility, total indebtedness under the Notes, non-recourse indebtedness of subsidiary, capital leases, total debt, total stockholders’ equity, total capitalization and ratio of total debt to total capitalization were as follows:

December 31, 2003

(dollars in millions)
Total indebtedness under the Senior Credit Facility	$135.0
Total indebtedness under the Notes	175.0
Non-recourse indebtedness of subsidiary	59.7
Capital leases	19.9

Total debt	389.6
Total stockholders’ equity	256.2

Total capitalization	$645.8

Ratio of total debt to total capitalization	60.3%

     Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including those with respect to our Senior Credit Facility and our Notes;

•	increase our vulnerability to general adverse economic and industry conditions, including material adverse regulatory changes such as reductions in reimbursement;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	require us to pledge as collateral substantially all of our assets;

•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, the indenture governing the Notes and the Senior Credit Facility contain financial and other restrictive covenants limiting our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of some or all of our debts.

We are permitted to incur substantially more debt, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our indenture governing the Notes and the credit agreement governing our Senior Credit Facility do not completely prohibit us or our subsidiaries from incurring additional indebtedness. Our Senior Credit Facility that permits borrowings of up to $225.0 million which includes a Revolving Credit Facility that permits borrowings up to $90.0 million. We are also permitted to incur additional indebtedness in an aggregate principal amount not to exceed $65.0 million either under our Senior Credit Facility or by the issuance of additional notes under the indenture governing the Notes or through a mortgage loan transaction with one or more lenders in order to repay indebtedness owed by certain of our non-guarantor subsidiaries. If new debt is added to our current debt levels, the related risks that we now face could intensify.

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the Senior Credit Facility and the Notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Cost containment and lower reimbursement levels relative to inflationary increases in cost by third-party payors, including federal and state governments, have had a significant impact on the health care industry and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

We may not have access to the cash flow of certain subsidiaries and joint venture entities. In addition, the financial information appearing elsewhere in this Annual Report on Form 10-K also includes, unless otherwise indicated, the results of operation and other financial information of certain joint venture entities.

We cannot assure you that our business will generate sufficient cash flow from operations, that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available under our Senior Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, curtail discretionary capital expenditures or file for bankruptcy. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If we fail to meet our payment or other obligations under our Senior Credit Facility, the lenders under our Senior Credit Facility could foreclose on, and acquire control of, substantially all of our assets.

In connection with the incurrence of indebtedness under our Senior Credit Facility, the lenders under such facility received a pledge of all of the capital stock of our existing domestic subsidiaries and any future domestic subsidiaries. Additionally, these lenders generally will have a lien on substantially all of our domestic assets, including our existing and future accounts receivable, cash, general intangibles, investment property, equipment and real property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under our Senior Credit Facility, the lenders under the Senior Credit Facility would be entitled to foreclose on substantially all of our assets and liquidate these assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs or to make payments on other indebtedness, including the Notes. Any foreclosure by the lenders under our Senior Credit Facility would have a material adverse effect on our financial condition.

The indenture for the Notes and the Senior Credit Facility restrict our ability and the ability of most of our subsidiaries to engage in some business, financial and corporate actions.

The indenture for the Notes and the Senior Credit Facility, among other things, impose significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and that of our restricted subsidiaries to:

•	incur or guarantee additional indebtedness;

•	issue preferred stock;

•	pay dividends or make other distributions to our shareholders;

•	repurchase or redeem our stock;

•	make other restricted payments and investments;

•	create liens;

•	incur restrictions on the ability of our or their subsidiaries to pay dividends or other payments to us or them;

•	sell or otherwise dispose of certain assets;

•	consolidate, merge or sell all of our assets;

•	enter into sale leaseback transactions;

•	prepay, redeem or repurchase subordinated debt;

•	enter into transactions with affiliates; and

•	engage in certain business activities.

Our failure to comply with obligations under the indenture for the Notes may result in an event of default under the indenture. A default, if not cured or waived, may permit acceleration of our other indebtedness, including the Senior Credit Facility. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

In addition, our Senior Credit Facility requires us to maintain specified financial ratios (such as lease-adjusted leverage, senior leverage and fixed charge coverage) and satisfy other financial tests. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. These covenants may also limit our ability to plan for or react to market conditions, meet our capital needs and may otherwise restrict our activities and business plans. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Private Securities Litigation Reform Act of 1995, or the PSLRA, or in releases made by the SEC, all as may be amended from time to time. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. We caution investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see Item 1, “Risk Factors” contained in this Annual Report on Form 10-K.

You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “contemplate,” “estimate,” “believe,” “plan,” “project,” “predict,” “potential” or “continue,” or the negative of these or similar terms. These forward-looking statements may include, but are not limited to:

•	statements concerning demographic trends, industry trends, business strategy and competitive strengths;

•	statements contained in Item 1, “Risk Factors”;

•	statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected changes in and effects of government regulation on our business; the expected costs and certain expenses in fiscal years 2004 and 2005 and the foreseeable future; and estimates in our critical accounting policies, including our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for loss reserves for self-insured programs; and

•	statements contained in Item 1, “Business,” such as those concerning our business strategy, competitive strengths, corporate integrity programs, insurance coverage, environmental matters, government regulations and the Medicare and Medicaid programs, reimbursement for services provided and legal proceedings.

In evaluating these forward-looking statements, you should consider the following factors, as well as others contained in our public filings from time to time, which may cause our actual results to differ materially from any forward-looking statement:

•	our existing and future indebtedness and debt service obligations;

•	changes in reimbursement rates or methods of payment from Medicare and Medicaid or the implementation of other measures to reduce reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	changes in payor mix, case mix and payment methodologies;

•	the impact of existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	the ability to control costs, implement measures designed to enhance operating efficiencies (including any problems with technology platforms employed to implement such measures) and generate cash flow to meet operational and financial requirements;

•	pending and future legislative proposals for health care or tort reform;

•	competition in our industry;

•	the ability to attract and retain qualified personnel at a reasonable cost;

•	changes in current trends in the cost and volume of professional liability and general liability claims and risks;

•	possible investigations or proceedings against us initiated by states or the federal government;

•	state regulation of health care providers;

•	unavailability of adequate insurance coverage on reasonable terms;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	an increase in senior debt or reduction in cash flow upon our purchase or sale of assets;

•	our ability to obtain financing on terms favorable to us;

•	our ability to successfully engage in strategic acquisitions;

•	an economic downturn or changes in laws affecting our business in those markets in which we operate; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

ITEM 2. PROPERTIES

As of December 31, 2003, we operated an aggregate of 264 owned, leased or managed skilled nursing facilities and assisted living facilities, of which 184 are owned, mortgaged or subject to capital leases, as indicated in the columns below. We have 76 facilities under operating leases and manage four additional skilled nursing facilities. As of December 31, 2003, we also operated eleven LTACs of which one is owned and ten of which are leased or managed. Our facilities that are leased are subject to long-term leases or subleases that require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. Many of the leases contain renewal options to extend their terms.

Since September 30, 2003, we have sold 19 skilled nursing facilities and terminated operating and capital leases with respect to an additional eleven skilled nursing facilities in Florida and Louisiana, resulting in a $56.9 million reduction in indebtedness under our previous senior credit facility (which we refinanced on December 19, 2003), an $11.4 million retirement of facility specific mortgage indebtedness and a $29.8 million elimination of capital lease indebtedness. These 30 skilled nursing facilities contained 4,025 beds, generated $179.4 million in revenue for the year ended December 31, 2003 and had an operating loss during such period. The 19 owned skilled nursing facilities were sold for gross proceeds of $35,813 per bed. This represents the divestiture or termination of all 27 of the skilled nursing facilities we operated in Florida and all three skilled nursing facilities we operated in Louisiana. Given that Florida has been a highly litigious state, we believe that these divestitures should reduce our liability exposure for future periods.

We have three properties whose leases are set to expire through the end of 2004, all of which contain renewal options. We are currently operating two skilled nursing facilities under expired leases which we are attempting to transfer to a new owner. We are also currently in litigation with the landlord of five skilled nursing facilities located in Georgia as to whether leases are currently in effect. We are evaluating our options with respect to these facilities.

We also lease five locations for corporate and regional offices. This includes our corporate headquarters located in Atlanta, Georgia, which lease was recently renewed and is set to expire in March 2010, our LTAC headquarters and southwest regional offices located in Austin, Texas, our northeast regional office located in Baltimore, Maryland, and our shared services center located in Houston, Texas. We consider our properties to be well maintained and in suitable condition for the conduct of our business.

The following table provides information concerning the nursing facilities operated by us as of December 31, 2003.

State	Owned(1)	Leased (2)	Managed	Total	Beds(3)

Alabama	7	—	—	7	809
California	8	21	1	30	3,528
Colorado	28	2	—	30	3,157
Connecticut	2	—	—	2	250
Georgia	3	6	—	9	1,175
Illinois	4	2	—	6	656
Maryland	10	1	—	11	1,709
Massachusetts	2	—	—	2	227
Michigan	9	—	—	9	1,265
Mississippi	1	8	2	11	1,235
Nebraska	7	—	—	7	581
North Carolina	29	2	—	31	3,944
Ohio	1	—	—	1	93
Pennsylvania	2	—	—	2	205
South Carolina	3	9	—	12	1,546
Tennessee	2	4	—	6	689
Texas	56	19	1	76	9,031
Virginia	—	2	—	2	166
West Virginia	1	—	—	1	186
Wisconsin	5	—	—	5	634
Wyoming	4	—	—	4	403

Total	184	76	4	264	31,489

(1)	Includes eleven facilities subject to mortgage, six facilities subject to capital leases and five facilities in which we have an ownership interest of 50% or more and which are included in our consolidated statements of operations. Also includes a total of eight assisted living facilities, which includes one facility located in each of Alabama, California, Nebraska, Texas and Wyoming and three facilities located in Colorado.

(2)	Includes five leased facilities in Georgia that we currently operate, but whose lease terms are currently being disputed with the landlord. The landlord filed a declaratory action against us in February 2004 in an attempt to obtain a ruling that the leases have expired. Although we have not yet answered this declaratory action, we intend to vigorously dispute the landlord’s contentions. While we are not able to predict the outcome of this action, we do not believe that the resolution of this proceeding will have a material adverse effect on our financial position, results of operations or cash flows.

(3)	Managed facilities account for 541 licensed beds.

The following table provides information concerning the LTACs operated by us as of December 31, 2003.

	Number of Facilities
					Number of
State	Owned	Leased	Managed	Total	Licensed Beds

Arizona	—	1	—	1	34
Louisiana	1	2	—	3	172
Ohio	—	—	1	1	30
Texas	—	6	—	6	377

Total	1	9	1	11	613

ITEM 3. LEGAL PROCEEDINGS

General

From time to time, we have been party to various legal proceedings in the ordinary course of business. As is typical in the health care industry, we are and expect to remain subject to claims that our services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject us to the risk of litigation. The health care industry in general continues to experience an increasing trend in the frequency and severity of litigation and claims. There are currently no outstanding uninsured litigation matters against us that we believe could have a material adverse effect on us. Below is a summary of our major outstanding litigation.

Royal Surplus Lines Litigation

On June 11, 2001, one of our prior liability insurance carriers, Royal Surplus Lines Insurance Company, or Royal, commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two PL/GL policies issued to one of our subsidiaries by Royal. One of our prior excess liability insurance carriers, Northfield Insurance Company, or Northfield, moved to intervene in the Royal adversary proceeding on July 25, 2001. We did not oppose the motion to intervene, and it was granted.

Prior to the parties engaging in any significant discovery, they agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, we agreed to dismiss our counterclaim without prejudice, and Royal and we agreed to work together to resolve claims in an alternative dispute resolution procedure. Northfield did not agree to dismiss its complaint in intervention. Accordingly, Northfield and we are currently engaging in discovery. We have also filed a bad faith counterclaim against Northfield arising out of its claims handling and litigation tactics.

In April 2003, Northfield filed an insurance coverage action against us in the United States District Court for the Northern District of Georgia. Northfield seeks a declaration that it is not obligated to provide insurance coverage to us in connection with a personal injury and wrongful death lawsuit filed against us styled Louise Sherry Fisher, Individually, as Representative of all Wrongful Death Beneficiaries, and Legal Heir of the Estate of Vestal Grant Fisher, deceased v. Mariner Post-Acute Network, Inc., et al., No. 2000-40818 (28th Judicial District, Harris County, Tex.), referred to as the Fisher Action. Northfield alleges that its coverage obligation was discharged by our failure to accept a reasonable settlement demand in the Fisher Action, and by our conduct and alleged refusal to cooperate in the defense of that case. In addition to seeking a declaratory judgment, Northfield asserts claims for breach of contract and negligence. Northfield seeks unspecified damages, including recovery of the amount it paid to settle the Fisher Action, as well as attorneys’ fees and costs.

We filed an answer to Northfield’s complaint on May 5, 2003, denying that Northfield is entitled to the relief it seeks and raising certain affirmative defenses to Northfield’s claims. On May 5, 2003, we also filed a motion to transfer the case to the United States District Court for the District of Delaware, where, on August 7, 2001, Northfield instituted an adversary proceeding against us regarding insurance coverage issues arising out of the Fisher Action. That adversary proceeding is styled Northfield Insurance Company v. Mariner Post-Acute Network, Inc., et al., Adversary Case No. A-01-4626. On October 6, 2003, the United States District Court for the Northern District of Georgia granted our motion to transfer and transferred this case to the United States District Court for the District of Delaware. On October 23, 2003, the case was referred to the Bankruptcy Court, where it is now pending.

On October 16, 2003, we filed a motion for summary judgment and on November 11, 2003, Northfield filed a cross-motion for summary judgment. Both motions are pending. Discovery is ongoing. While no trial date has been set, a mediation is planned for the first quarter of 2004.

PricewaterhouseCoopers Litigation

In August 2002, we filed a complaint in the State Court of Fulton County, Georgia against PricewaterhouseCoopers, LLP, or PWC, and several former officers of MHG referred to as the Individual Defendants. The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary duty against PWC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon, one of our predecessors. Other claims arise from duties that we believe the Individual Defendants breached as officers of MHG and MPAN, our successor following the MHG acquisition. In the Fulton County action, we are seeking actual damages (including compensatory and consequential damages) and punitive damages, in an amount to be determined at trial. Discovery is ongoing.

In response to the action we commenced in Fulton County, the Individual Defendants filed an action in Chancery Court in Delaware in September 2002 styled Stratton et al. v. Mariner Health Care, Inc., Civil Action No. 19879-NC. In the Chancery Court action, the Individual Defendants generally claim they are not liable for the claims asserted in the Fulton County action and that we are contractually and statutorily obligated to indemnify them against the claims in the Fulton County action. We removed the Chancery Court action to the Bankruptcy Court, at which time the action was assigned Adversary Case Nos. 02-5604 and 02-5606 in Chapter 11 Case Nos. 00-0113 (MFW) and 00-00215 (MFW). After removal, we answered the complaint and filed counterclaims. The Individual Defendants moved to remand the action back to the Chancery Court. We opposed the motion. On December 16, 2003, the Bankruptcy Court denied the Individual Defendants’ remand motion and dismissed their claims holding, among other things, that the Individual Defendants’ indemnification claims had been discharged by confirmation of our Joint Plan. The Individual Defendants have filed a “motion to alter or amend judgment,” which is pending.

After the Individual Defendants filed the Chancery Court action, we also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary Case No. 02-05598 (consolidated with Adversary Case No. 02-05599). In this enforcement action, we generally alleged that we do not have any obligation to indemnify the Individual Defendants and the Individual Defendants’ pursuit of their indemnification claims violated our discharge in bankruptcy. The Individual Defendants filed counterclaims generally alleging that we have an obligation to indemnify them against the claims in the Fulton County action and that we are estopped from asserting those claims. We have moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, and on April 10, 2003, the Bankruptcy Court granted the motion to dismiss.

After we filed the Fulton County action, William R. Bassett as Trustee for the Charlotte R. Kellett Irrevocable Trust, as Trustee for the Samuel B. Kellett, Jr. Irrevocable Trust, as Trustee for the Stiles A. Kellett, III Irrevocable Trust and as Trustee for the Barbara K. Kellett Irrevocable Trust, Kellett Family Partners, L.P. f/k/a Kellett Partners, L.P., Samuel B. Kellett, Stiles A. Kellett, Jr. and SSK Partners, L.P., filed an action in the Superior Court of Cobb County, Georgia against PWC and the Individual Defendants based on claims arising out of MHG’s acquisition of Convalescent Services, Inc. in 1995 because of the Individual Defendants’ and PWC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200 million. The Individual Defendants added us as a third-party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action, and which are now pending, and subject to resolution before the Bankruptcy Court in the enforcement action. In November 2003, the Individual Defendants dismissed us without prejudice from the Cobb County action.

Indemnity Insurance Company of North America Litigation

In May 2003, we filed a complaint in the United States District Court for the Eastern District of Texas, Beaumont Division, entitled Mariner Health Care, Inc. v. Indemnity Insurance Company of North America, Inc., Case No. 103 CV 0279. We are seeking a declaratory judgment determining our rights and the obligations of Indemnity Insurance Company of North America, Inc., or IINA, under an IINA policy of insurance regarding property damage and related losses at our facilities in Beaumont and Houston, Texas caused by Tropical Storm Allison in June 2001. We additionally assert breach of contract and unfair claims handling practices claims against IINA. We further seek statutory damages, punitive damages and attorneys’ fees under Texas Insurance Code and the Texas Civil Practice and Remedies Code. IINA has answered our complaint and the parties are in the process of pretrial discovery, with an anticipated trial date in the third quarter of 2004.

On January 30, 2004, Mariner moved to amend its complaint to include, as plaintiffs, Mariner’s affiliates Cornerstone Health Management Company, Mariner Health Care of Nashville, Inc. and Living Centers of Texas, Inc., and to make other conforming amendments. This motion is pending.

While we are not able to predict the outcome of any of these matters, based on currently available facts we do not believe that the resolution of any of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

All shares of our common stock held by stockholders prior to our filing for bankruptcy were cancelled in connection with our emergence from bankruptcy. To satisfy some of our prepetition claims, we issued new shares of Common Stock to certain claimholders in connection with our emergence from bankruptcy. On May 13, 2002, the Common Stock first became eligible for quotation on the OTC Bulletin Board. Our Common Stock is quoted under the symbol “MHCA.” As a result, the following table only contains information relating to the Common Stock issued since our emergence from bankruptcy and illustrates the high and low bid quotations per share of our Common Stock, as reported on the OTC Bulletin Board.

	Bid Quotations for
	Common Stock

	High	Low

2004 First Quarter (through March 12, 2004)	$23.25	$19.25

	High	Low

2003
First Quarter	$6.30	$2.85
Second Quarter	$4.80	$2.50
Third Quarter	$13.30	$4.25
Fourth Quarter	$22.30	$10.45

	High	Low

2002
Second Quarter (from May 13, 2002)	$14.00	$12.75
Third Quarter	$13.25	$7.00
Fourth Quarter	$7.75	$4.10

Holders

As of March 12, 2004, there were 22 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information Table

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,916,060[1]	$15.74	61,962
Equity compensation plans not approved by security holders	52,500	—[2]	122,500 [3]

Total	1,968,560	$15.74	184,462

(1)	Our equity compensation plans were approved the Bankruptcy Court and our Board of Directors on May 12, 2002 in connection with our emergence from bankruptcy, which under the securities laws is treated as stockholder approval.
(2)	Since the securities issued under the 2003 Outside Directors’ Plan were restricted stock units there is no “weighted-average exercise price.”
(3)	Includes 37,500 shares of restricted stock issuable under our 2003 Outside Directors’ Plan the issuance of which was deferred at the election of three of our outside directors until such time as they cease to be directors.

2002 Stock Incentive Plan

On May 16, 2002, the Board of Directors adopted the Mariner Health Care, Inc. 2002 Stock Incentive Plan, or the 2002 Stock Incentive Plan. This plan is intended to meet the requirements of the federal tax provisions contained in Section 162(m) of the Internal Revenue Code. The purpose of the 2002 Stock Incentive Plan is to allow us to attract and retain qualified officers and key employees and to provide these individuals with an additional incentive to devote themselves to our future success. Additionally, we believe that awards under the 2002 Stock Incentive Plan will more closely align the interests of our personnel with the interests of our stockholders.

A total of 1,978,022 shares of Common Stock are reserved for issuance under the 2002 Stock Incentive Plan. At December 31, 2003, there were options to purchase 1,916,060 shares of Common Stock outstanding under the 2002 Stock Incentive Plan. The number of shares of Common Stock reserved is subject to adjustment in the event of stock dividends, stock splits, recapitalizations or similar events. Each option granted has a term of ten years. Options granted to key employees vest in equal annual installments over four years, with the exception of the options granted to our Chief Executive Officer, which will vest in accordance with the terms set forth in his employment agreement at the rate of 8.33% per calendar quarter, with any remaining options vesting at the end of three years. The Compensation Committee of the Board of Directors, or the Compensation Committee, administers the 2002 Stock Incentive Plan and determines the persons to whom, and the times at which, awards will be granted, the types of awards to be granted and all other related terms and conditions of the awards, subject to any limitations in the 2002 Stock Incentive Plan. The terms and conditions of each award are set forth in written agreements with each participant.

All of our officers and key employees are eligible to participate in the 2002 Stock Incentive Plan. Currently, approximately 114 individuals participate in the 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan provides for awards in the form of qualified and non-qualified stock options, stock appreciation rights, shares of restricted stock, stock grants and performance share awards.

The exercise price per share of any stock option must be less than or equal to the fair market value of a share of Common Stock at the time of grant. No participant may receive stock options or stock appreciation rights under the 2002 Stock Incentive Plan in any calendar year for more than 439,560 shares.

Employee Stock Option Exchange

In the second quarter of 2003, the Board of Directors approved a voluntary stock option exchange program whereby we offered employees the opportunity to exchange options having an exercise price of $20.12 for an equal number of new options. Non-employee members of the Board of Directors were not eligible to participate in the exchange program.

Under the terms of the program, in order to participate, eligible employees were required to tender all of their options that were granted with an exercise price of $20.12 in exchange for a commitment by us to grant new options under the program six-months and one day following the closing date of the offering period (the date of legal cancellation of the tendered options), with an exercise price per share equal to the greater of $8.00 or the fair market value of our Common Stock at that time, whichever is higher. On June 14, 2003, we canceled options to purchase 1,563,560 shares of our Common Stock. Effective December 16, 2003, the Compensation Committee granted new options pursuant to the 2002 Stock Incentive Plan to purchase 1,441,060 shares of our Common Stock to the participating employees, for which the grant date fair market value was determined to be $18.08. These options will vest in three equal annual installments beginning on the first anniversary of the date of grant of the new options, with the exception of the options to be granted to our Chief Executive Officer, which will vest in accordance with the terms set forth in his employment agreement at the rate of 8.33% per calendar quarter, commencing from the December 16, 2003 grant date referred to above with any remaining options vesting at the end of three years.

2003 Outside Directors’ Stock Incentive Plan

The 2003 Outside Directors’ Stock Incentive Plan, or 2003 Outside Directors’ Plan, provides us with the ability to grant each non-employee director restricted Common Stock (which a director may elect to defer the right to receive) and/or non-qualified stock options to purchase shares of Common Stock. The 2003 Outside Directors’ Plan replaced the Mariner Health Care, Inc. 2002 Outside Directors’ Stock Option Plan. The 2003 Outside Directors’ Plan is administered by the Compensation Committee, and the Compensation Committee has the authority in its sole discretion to interpret, make grants under, make all other determinations and take all other actions it deems necessary or advisable for the implementation and administration of the 2003 Outside Directors’ Plan or any agreements thereunder. The terms and conditions of each award made under the 2003 Outside Directors’ Plan are set forth in individual agreements between the relevant director and us.

Directors who are not employees are eligible to receive restricted Common Stock or options under the 2003 Outside Directors’ Plan. The exercise price per share of any stock option must be equal to the fair market value of a share of our Common Stock at the time of grant. A total of 175,000 shares of our Common Stock are reserved for issuance under the 2003 Outside Directors’ Plan. Shares subject to restricted stock grants or options that expire or are terminated are again available for grant under the 2003 Outside Directors’ Plan. At December 31, 2003, 52,500 shares of restricted stock had been granted. At their option, four of the six directors entitled to receive shares of restricted Common Stock elected to defer receipt of such shares pursuant to the terms of deferred restricted stock agreements entered into as of December 16, 2003. Although there are no current outstanding option grants under the 2003 Outside Directors’ Plan, any options granted in the future would expire at the earlier of ten years after the date of grant or one year after the director ceases to be a director. Any options that may be granted to outside directors in the future would vest 25% on the date of the grant, with the remaining options vesting in equal annual installments over three years. The number of shares of Common Stock and the exercise price per share for the options would be subject to adjustment in the event of stock dividends, stock splits, recapitalizations and similar events. In the event of a merger, tender offer or similar event, the Compensation Committee may also adjust any option grants, as it deems appropriate, including accelerating the options or swapping them for cash consideration of equivalent value.

Director Stock Option Exchange

On July 30, 2003, the Compensation Committee approved a program to allow outside directors to surrender their options to purchase shares of Common Stock with an exercise price per share of $20.12, which were granted on May 16, 2002, in exchange for restricted shares of Common Stock (which a director may elect to defer the right to receive) to be granted under the 2003 Outside Directors’ Plan. The program allowed for a number of shares to be issued to participating directors equal to 30% of the number of options surrendered. Pursuant to the program each outside director, other than the Chairman of the Board of Directors, received an offer to exchange his options in return for a grant of 7,500 restricted shares of Common Stock and the Chairman of the Board of Directors received an offer to exchange his options in return for a grant of 15,000 restricted shares of Common Stock. The shares will vest according to the original vesting schedule of the surrendered options, hence 50% of each director’s restricted shares have vested and the remaining 50% will vest over the next two years on May 16, 2004 and May 16, 2005.

Recent Sales of Unregistered Securities

We have had no unregistered sales of equity securities during the fiscal year ended December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following selected financial data for the Reorganized Company (as that term is explained in the subsequent paragraph) for the year ended December 31, 2003, for the eight months ended December 31, 2002, for the Predecessor Company (as that term is explained in the subsequent paragraph) for the four months ended April 30, 2002, and for the three-months ended December 31, 2001 was prepared using the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K. The selected financial data for the three months ended December 31, 2000 and the years ended September 2000 and 1999 were prepared using our consolidated financial statements included in the Predecessor Company’s publicly filed documents.

Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” hereafter referred to as SOP 90-7. In connection with our adoption of fresh-start reporting, our reorganization value was allocated to our assets and liabilities on a basis that is substantially consistent with the purchase method of accounting. Although our Joint Plan became effective on May 13, 2002, for financial reporting purposes, the effective date of our Joint Plan was May 1, 2002. Our consolidated financial statements for periods after our adoption of fresh-start reporting are not comparable with those prepared before our Joint Plan was confirmed because they are, in effect, those of a new entity. Consequently, the consolidated balance sheet data at December 31, 2003 and 2002 is labeled “Reorganized Company” and reflects the effect of our Joint Plan and the associated adjustments. Additionally, the consolidated statement of operations data for the year ended December 31, 2003 and for the eight months ended December 31, 2002 relates to periods after our adoption of fresh-start reporting and is also labeled “Reorganized Company.” Periods presented prior to May 1, 2002 have been designated “Predecessor Company.”

The consolidated statement of operations data for the twelve months ended December 31, 2002 labeled “Combined Predecessor Company and Reorganized Company” reflects combined results of our Predecessor Company and the Reorganized Company, is not a presentation in accordance with accounting principles generally accepted in the United States of America, or GAAP, and is presented solely for convenience purposes, as certain items are compared and discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A black line has been drawn between the accompanying consolidated financial statements to distinguish for accounting purposes between the Reorganized Company and the Predecessor Company. All numbers are in thousands except per share amounts and statistical data.

		Combined
		Predecessor
		Company and
	Reorganized	Reorganized	Reorganized
	Company	Company	Company	Predecessor Company
	Year	Twelve Months	Eight Months	Four Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	April 30,	December 31,	December 31,
	2003	2002	2002	2002	2001	2000 (unaudited)

Statement of Operations Data
Net revenue	$1,715,367	$1,754,073	$1,163,006	$591,067	$450,542	$462,779
Costs and expenses
Operating expenses
Wage and related costs	1,015,007	1,021,978	679,938	342,040	261,114	274,780
Supplies	100,490	107,751	71,285	36,466	28,901	30,333
Insurance	78,871	85,942	55,392	30,550	24,172	22,175
Divestiture related charges	49,564	—	—	—	—	—
Provision for bad debt	20,345	32,105	8,347	23,758	7,080	9,476
Rent expense	35,650	38,454	25,463	12,991	10,393	14,770
Other	294,779	298,741	200,721	98,020	71,613	62,435

Total operating expenses	1,594,706	1,584,971	1,041,146	543,825	403,273	413,969
General and administrative expenses	99,103	72,285	47,072	25,213	18,943	18,473
Depreciation and amortization	37,082	34,320	22,764	11,556	10,928	11,251
Gain on sale of divested facilities	(25,197)	2,122	2,122	—	—	—
Impairment of long-lived assets	—	84,600	84,600	—	—	—

Total costs and expenses	1,705,694	1,778,298	1,197,704	580,594	433,144	443,693

Operating income (loss)	9,673	(24,225)	(34,698)	10,473	17,398	19,086
Other (expense) income
Interest expense	(36,493)	(29,890)	(26,972)	(2,918)	(3,398)	(3,125)
Loss on write-off of deferred financing costs	(5,941)	—	—	—	—	—
Interest income	2,747	6,639	5,485	1,154	2,602	2,464
Reorganization items	—	1,394,309	—	1,394,309	(13,153)	(8,102)
Other	1,345	1,159	(336)	1,495	(15)	(1,287)

(Loss) income from continuing operations before income taxes	(28,669)	1,347,992	(56,521)	1,404,513	3,434	9,036
(Benefit) provision for income taxes	(6,142)	1,179	1,323	(144)	(25)	(197)

(Loss) income from continuing operations	(22,527)	1,346,813	(57,844)	1,404,657	3,459	9,233
Discontinued operations
(Loss) income from discontinued operations, net of tax	(1,583)	(254)	(470)	216	936	677
Gain on sale of discontinued operations, net of tax	11,314	29,082	—	29,082	—	—

Net (loss) income	$(12,796)	$1,375,641	$(58,314)	$1,433,955	$4,395	$9,910

(Loss) income per share
Basic and diluted
(Loss) income from continuing operations	$(1.13)	$67.34	$(2.89)	$19.06	$0.05	$0.13
(Loss) income from discontinued operations	(0.08)	(0.01)	(0.03)	—	0.01	—
Gain on sale of discontinued operations	0.57	1.45	—	0.40	—	—

Net (loss) income per share	$(0.64)	$68.78	$(2.92)	$19.46	$0.06	$0.13

Shares used in computing (loss) income per share
Basic and diluted	20,001	20,000	20,000	73,688	73,688	73,688

Operating Statistics
Number of facilities (end of period) (1)	264	297	293	307	317	364
Average occupancy rate (1)	85.7%	86.1%	86.1%	86.2%	86.2%	86.6%
Revenue by payor source (2)
Medicaid	47.7%	48.1%	48.3%	47.6%	48.8%	50.6%
Medicare	33.5%	33.6%	33.1%	34.6%	31.3%	27.7%
Private and other	18.8%	18.3%	18.5%	17.8%	19.9%	21.7%

(1)	Includes skilled nursing services.

(2)	Includes skilled nursing services and LTAC.

	Predecessor Company
	Fiscal Year Ended September 30,
	2001	2000	1999
Statement of Operations Data
Net revenue	$1,840,654	$1,849,578	$1,961,162
Costs and expenses
Operating expenses
Wage and related costs	1,043,133	1,104,885	1,252,572
Supplies	120,768	129,332	128,366
Insurance	94,837	80,001	34,324
Provision for bad debt	26,523	42,266	121,498
Rent expense	49,767	70,786	81,903
Other	343,898	271,918	132,400

Total operating expenses	1,678,926	1,699,188	1,751,063
General and administrative expenses	73,957	97,592	277,499
Depreciation and amortization	48,687	42,600	113,477
Gain on sale of divested facilities	—	—	242,735
Loss on settlement with government	33,410	—	—
Impairment of long-lived assets	—	19,413	995,932

Total costs and expenses	1,834,980	1,858,793	3,380,706

Operating income (loss)	5,674	(9,215)	(1,419,544)
Other (expenses) income
Interest expense	(4,613)	(71,305)	(203,815)
Loss on write-off of deferred financing costs	—	—	—
Interest income	6,005	11,365	9,075
Reorganization items	(47,721)	(10,816)	—
Other	(462)	2,261	771

Loss from continuing operations before income taxes	(41,117)	(77,710)	(1,613,513)
(Benefit) provision for income taxes	(5,706)	(20,196)	1,789
Loss income from continuing operations	(35,411)	(57,514)	(1,615,302)
Discontinued operations
Income (loss) from discontinued operations, net of tax	2,016	(1,471)	(162,980)
Gain on sale of discontinued operations, net of tax	—	—	—

Net Loss	$(33,395)	$(58,985)	$(1,778,282)

(Loss) income per share
Basic and diluted
Loss from continuing operations	$(0.48)	$(0.78)	$(21.99)
Income (loss) from discontinued operations	0.03	(0.02)	(2.22)
Gain on sale of discontinued operations	—	—	—

Net loss	$(0.45)	$(0.80)	$(24.21)

Shares used in computing loss per share
Basic and diluted	73,688	73,688	73,459

Operating Statistics
Number of facilities (end of period)(1)	326	364	413
Average occupancy rate(1)	87.4%	86.1%	85.4%
Revenue by payor source(2)
Medicaid	49.2%	50.8%	46.8%
Medicare	30.2%	27.4%	27.5%
Private and other	20.6%	21.8%	25.7%

(1)	Includes skilled nursing services.

(2)	Includes skilled nursing services and LTAC.

	Reorganized Company		Predecessor Company

	December 31,	December 31,	December 31,	September 30,	September 30,	September 30,
	2003	2002	2001	2001	2000	1999

Balance Sheet Data
Cash and cash equivalents	$41,934	$38,618	$213,740	$209,050	$170,468	$71,817
Receivables	234,098	264,092	238,736	241,860	246,695	307,571
Property and equipment, net	544,356	567,260	412,965	416,026	439,044	459,553
Working capital	56,004	116,566	347,641	334,444	331,711	(1,829,065)
Total assets	1,107,734	1,178,738	1,222,355	1,230,978	1,247,635	977,728
Long-term debt, including current portion (1)	389,636	484,762	2,112,418	2,116,755	2,147,756	2,146,434
Stockholders’ equity (deficit)	256,153	268,395	(1,467,260)	(1,471,509)	(1,440,177)	(1,386,019)
Total capitalization	645,789	753,157	645,158	645,246	707,579	760,415

(1) Long-term debt, including current portion, included $2,052,730 and $2,057,067 as liabilities subject to compromise at December 31, 2001 and September 30, 2001, respectively. At September 30, 2000 all long-term debt, including current portion, was classified as liabilities subject to compromise.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the selected financial data included in Item 6. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our services, and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Risk Factors” included under Item 1 above.

The following discussion includes EBITDA which is a non-GAAP financial measure. For purposes of Regulation G promulgated by the SEC, or Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, statement of stockholders’ equity, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net (loss) income. We use EBITDA as a measure to assess the relative performance of our business units, as well as the employees responsible for operating such business units. EBITDA is useful in this regard because it does not include such costs as interest expense, expense loss on write-off of deferred financing costs, interest income, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards. We also use EBITDA in our annual budget process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, and the cost of our federal and state tax obligations. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net (loss) income an important measure of our financial performance because it provides the most complete measure of our performance.

We define EBITDA as net (loss) income before taxes, interest expense and depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income (loss), as defined by GAAP.

EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures or as indicators of operating performance.

We also present certain adjustments to EBITDA that exclude impairment of long-lived assets, gain on sale of discontinued operations net of tax, reorganization items, (gain) loss on sale of divested facilities, divestiture related charges and loss from operations of divested facilities. These adjustments are presented because this is the formula used to calculate compliance with certain ratios appearing in our Senior Credit Facility and the indenture governing the Notes. The adjustments to EBITDA presented below are reconciled to net (loss) income, which we believe is the most directly comparable GAAP financial measure.

Overview

We are one of the largest providers of long-term health care services in the United States, based on net revenue and the number of facilities we operate and licensed beds. We provide these services primarily through the operation of skilled nursing facilities and LTACs. We currently operate 256 skilled nursing facilities and eight stand-alone assisted living facilities with an aggregate of 31,489 licensed beds. We own 70% of our facilities. We also operate eleven LTACs with 613 licensed beds. Our facilities are located in 23 states with significant concentrations in Texas,

North Carolina, California, Colorado, South Carolina, and Maryland and clusters in twelve geographic markets in nine of the states in which we operate.

From January 18, 2000 until May 13, 2002, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On May 13, 2002, the Joint Plan became effective and we emerged from bankruptcy. In connection with our emergence from bankruptcy, we changed our name to Mariner Health Care, Inc.

Services provided at our skilled nursing facilities and assisted living facilities are our primary service offering and account for over 90% of our revenue and cash flows. Through our skilled nursing facilities, we provide 24-hour care to patients requiring skilled nursing services, including assistance with ADL, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from short-term, acute-care hospitals when the patients’ condition warrants more intensive care than can be provided in a typical nursing facility.

The following table sets forth our revenues, operating profit (loss) and depreciation and amortization for our two reportable segments, skilled nursing services and LTACs. The “Other” category consists primarily of corporate items not considered to be an operating segment and includes cash, property plant and equipment, goodwill, restricted investments, notes receivable and deferred financing costs. The operating profit (loss) is defined as net revenue less operating and general and administrative expenses.

	Nursing Home
	Services	LTACs	Other	Total

Reorganized Company
Year Ended December 31, 2003
Revenue from external customers	$1,594,693	$119,266	$1,408	$1,715,367
Operating profit (loss)	105,108	15,139	(98,689)	21,558
Depreciation and amortization	32,015	1,571	3,496	37,082
Total assets	765,543	22,849	319,342	1,107,734
Eight Months Ended December 31, 2002
Revenue from external customers	$1,087,974	$76,294	$(1,262)	$1,163,006
Operating profit (loss)	117,613	7,631	(50,456)	74,788
Depreciation and amortization	20,463	724	1,577	22,764
Total assets	808,789	42,921	327,028	1,178,738

Predecessor Company
Four Months Ended April 30, 2002
Revenue from external customers	$550,919	$37,075	$3,073	$591,067
Operating profit (loss)	40,785	3,384	(22,140)	22,029
Depreciation and amortization	10,722	277	557	11,556
Total assets	1,036,127	77,284	175,894	1,289,305
Three Months Ended December 31, 2001
Revenue from external customers	$421,140	$28,680	$722	$450,542
Operating profit (loss)	44,255	2,292	(18,221)	28,326
Depreciation and amortization	9,019	388	1,521	10,928
Total assets	699,167	61,349	461,839	1,222,355
Fiscal Year Ended September 30, 2001
Revenue from external customers	$1,726,259	$111,638	$2,757	$1,840,654
Operating profit (loss)	151,948	7,023	(71,200)	87,771
Depreciation and amortization	37,068	1,870	9,749	48,687
Total assets	897,309	64,254	269,415	1,230,978

On January 6, 2002, we consummated the sale of our institutional pharmacy services business, or the APS Division, to Omnicare, Inc., or Omnicare for a cash closing price of $97.0 million and up to $18.0 million in future payments, depending upon certain post-closing operating results of the APS Division, referred to as Earnout Payments. The results of the APS division have been treated as a discontinued operation in accordance with GAAP. During the four months ended April 30, 2002, we realized a gain on the sale of the APS Division of $29.1 million. During the three months ended March 31, 2003, we earned and received the first Earnout Payment of $6.0 million, at which time a gain of $3.6 million, net of taxes of $2.4 million was recorded. On July 23, 2003, we entered into an agreement with Omnicare whereby all conditions for the remaining Earnout Payments were considered to have been met and we received the remaining $12.0 million on August 5, 2003, at which time we recorded a gain of $7.2 million, net of taxes of $4.8 million.

Recent Developments

Refinancing

On December 19, 2003, we entered into our Senior Credit Facility which provides for a $135.0 million term loan facility and a $90.0 million revolving credit facility. The Term Loan was drawn in full on December 19, 2003. As of December 31, 2003, there were no borrowings under the Revolving Credit Facility, although we utilized $34.6 million of borrowing capacity under the Revolving Credit Facility to issue letters of credit on December 19, 2003 to replace or support letters of credit issued under our previous senior credit facility and other loan arrangements. Also on December 19, 2003, we consummated an offering for $175.0 million aggregate principal amount of 8.25% senior subordinated notes due December 15, 2013. The Notes are unsecured senior subordinated obligations and will be subordinated in right of payment to our Senior Credit Facility, other existing senior indebtedness and future senior indebtedness. We used the net proceeds of our Senior Credit Facility and notes, among other things, to redeem the then existing second priority notes, and repay our previous senior credit facility and to pay fees and expenses associated with the Senior Credit Facility and the Notes financing transactions.

Medicare Base Rates

On October 1, 2003, the final rules for Medicare PPS for skilled nursing facilities for federal year 2004 became effective. The final rules increase the reimbursement base rates for the federal government’s year 2004 by 6.26%. The 6.26% increase has two components: a 3.00% increase in the annual update factor (representing an approximate $9 increase in our average Medicare payment rate per patient day) and a 3.26% upward adjustment in base rates correcting previous forecast errors (representing an approximate $10 increase in our average Medicare payment rate per patient day). During the year ended December 31, 2003, our average Medicare rate per patient day was $308 and total Medicare patient days in our skilled nursing facilities were 1.3 million, excluding Florida and Louisiana.

Divestiture of Facilities in Florida and Louisiana

During the quarter ended December 31, 2003, we sold 19 skilled nursing facilities and terminated operating and capital leases with respect to an additional eleven skilled nursing facilities in Florida and Louisiana for net cash proceeds of $73.1 million and a $13.1 million five-year subordinated promissory note with an annual interest rate of 8%. These divestitures resulted in a $56.9 million reduction of debt, an $11.4 million retirement of facility specific mortgage indebtedness and a $29.8 million elimination of capital lease indebtedness. We recognized a pre-tax gain on sale of assets of $25.2 million related to the divestitures that did not qualify for discontinued operations presentation. In addition, in connection with exiting the operations of the divested facilities, we recorded pre-tax charges of $49.6 million consisting of $24.0 million for bad debt expense, $21.0 million of insurance expense for professional liability claims, of which $6.0 million related to the purchase of “tail” insurance coverage, and $4.6 million for exit and other costs, which are included in our operating expenses for the year ended December 31, 2003. The operations and cash flows of certain of the facilities sold during the fourth quarter ended December 31, 2003 have been reclassified to discontinued operations. For these facilities, we have recorded a $1.1 million gain, net of tax, which is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations.

These transactions represent the divestiture or termination of all 27 of the skilled nursing facilities we operated in Florida and all three skilled nursing facilities we operated in Louisiana. Given that Florida has been a highly litigious state, we believe that these divestitures should reduce our liability exposure for future periods.

Texas Tort Reform

As of September 1, 2003, a law enacting tort reform in Texas became effective. We operate 76 skilled nursing facilities and six LTACs in Texas. Among other things, the law imposes a $250,000 cap on the non-economic damages (such as pain and suffering) that claimants can recover in a malpractice lawsuit against a health care institution. Among other things, the law also imposes an aggregate $500,000 cap on the amount of such damages that claimants can recover in malpractice lawsuits against more than one health care institution. Finally, the law revises an existing $1.5 million cap (subject to future adjustment for inflation) on recovery in wrongful death and survivor actions by requiring that this cap be imposed on a per incident rather than per defendant basis and by including punitive damages in the awards subject to the cap. We believe this reform should reduce our liability exposure in Texas for future periods. However, we experienced a large increase in the number of suits filed between the date the legislation was passed and the effective date of the legislation, which we believe could have an adverse effect on our loss history and professional and general liability costs with respect to prior periods when these cases are finally adjudicated or settled under the old law.

Our Industry

We compete in the long-term care industry. The long-term care industry includes companies that offer post-acute, sub-acute or general health care services such as skilled nursing care, long-term home care services and other support services, primarily to elderly patients. Within the long-term care industry, we focus specifically on the approximately $100 billion United States nursing home market through the operation of our skilled nursing facilities and LTACs. There are approximately 16,500 nursing homes with approximately 1.8 million total beds certified to provide Medicare and/or Medicaid services in the United States. The nursing home industry is highly fragmented. The ten largest for-profit chains combined control 15% of the industry’s beds, with the largest company operating just under 3% of the industry’s beds.

The aging of the population and increased life expectancies are the primary driving forces behind the growth of our business. We believe that positive demographic trends imply that there will be a growing demand for the services offered by health care providers that deliver the most efficient, responsive, cost effective and high quality eldercare services. We are continually engaged in various efforts to improve our profitability by focusing on key operational initiatives, including: improving the quality of our payor mix, increasing our rate of occupancy, improving nursing staff scheduling and retention, reducing reliance on overtime compensation and temporary nursing agency services, and capitalizing on best demonstrated practices in various areas of cost control. As a result, we believe we will be well positioned to take advantage of the favorable demographic and growth trends in our industry.

In addition to positive demographic trends, the demand for the services provided by long-term care facilities is expected to increase substantially during the next decade due primarily to the impact of cost containment measures by government and private-pay sources resulting in higher acuity patients being transferred more quickly from hospitals to less expensive care settings such as skilled nursing facilities and LTACs. National nursing home expenditures are expected to grow from $103.7 billion in 2002 to $178.8 billion in 2012, representing a 5.6% compounded annual growth rate. We believe that these trends will support a growing demand for the services provided by nursing and assisted living facility operators that deliver efficient, cost-effective and quality long-term health care services and that support a full range of needs and acuity levels.

Reimbursement Issues

We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the year ended December 31, 2003, we derived approximately 81.2% of the total revenue for our skilled nursing facilities segment from the Medicare and Medicaid programs and 82.7% of the total revenue for our LTAC segment from the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of any of the Medicare Reimbursement Cliff, further refinements to Medicare PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. See Item 1, “Business — Government Regulation.”

In recent years, Congress has enacted three significant laws that have dramatically altered payments for skilled nursing services. Beginning with the passage of the Balanced Budget Act, payments for Medicare services were reduced and extensive changes in the Medicare and Medicaid programs were made. Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for skilled nursing facilities caused by the Balanced Budget Act. These bills were the Balanced Budget Refinement Act, and the Benefits Improvement and Protection Act. As of October 1, 2002, a 4% across-the-board increase in RUGs reimbursement rates and a 16.7% increase in the nursing component provided for in these acts expired. The expiration of these increases is commonly referred to as the Medicare Reimbursement Cliff. We believe the Medicare Reimbursement Cliff resulted in an approximate $25 reduction in our average Medicare rate per patient day. The final year 2004 PPS rules for skilled nursing facilities however, partially mitigated some of the effects of the Medicare Reimbursement Cliff. The final rules provided for an upward 3.26% adjustment to the base rates and a 3.0% increase in the annual update factor. These changes are estimated to increase our Medicare payment rates by $19 per patient day. The final rules also provide for the continuation through September 30, 2004 of certain payment add-ons, which were authorized in the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act to compensate for the cost of providing services to higher acuity patients. However, President Bush’s proposed fiscal year 2005 budget indicates that refinements will not be implemented until September 30, 2005.

Medicaid programs, which are administered at the state level and are a significant source of our revenues, are impacted by fluctuations in state budgets. The recent economic downturn has had a detrimental effect on state revenues in most regions of the United States. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing services in the states in which we operate. State budget shortfalls have helped to elevate issues related to Medicaid onto the national agenda, which may result in additional federal support for the state-run Medicaid programs.

Certain taxes that we pay to state governments are used as mechanisms to increase the amount of money that states receive, in turn, from the federal government. These monies are usually returned to providers in the form of higher Medicaid rates. This state tax scheme relies upon state intergovernmental transfers as the legal funding mechanism to increase federal financial participation (the federal portion of Medicaid funding). The President’s 2005 budget calls for federal legislation to restrict states from using such intergovernmental transfer and proposes to limit Medicaid payments to the cost of providing services to Medicaid beneficiaries. We cannot predict whether or how this legislation, if passed will impact the taxes we pay to states, our revenues, or the revenues we receive for Medicaid services.

Basis of Presentation

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Our consolidated financial statements and the related notes appearing elsewhere in this report have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results as a result of a number of factors, including those discussed elsewhere in this report and in our other public filings from time to time.

In connection with our emergence from bankruptcy, we reflected the terms of the Joint Plan in our consolidated financial statements by adopting the principles of fresh-start reporting in accordance with SOP 90-7. Although our Joint Plan became effective on May 13, 2002, for financial reporting purposes the effective date of our Joint Plan was May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts recorded in our consolidated financial statements, a black line separates the financial data pertaining to periods after our adoption of fresh-start reporting from the financial data pertaining to periods prior to our adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity. As a result of the adoption of fresh-start reporting, our consolidated financial statements show periods after May 1, 2002 as “Reorganized Company” periods and periods prior to May 1, 2002 as “Predecessor Company” periods. Similarly, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to periods after May 1, 2002 are indicated by use of the term “Reorganized Company” and periods prior to May 1, 2002 are indicated by use of the term “Predecessor Company.” The Reorganized Company adopted the accounting policies of the Predecessor Company upon emergence from bankruptcy. In accordance with the fresh-start reporting provisions of SOP 90-7, the Company also adopted changes in accounting principles that were required in the consolidated financial statements of the Reorganized Company within the twelve-month period subsequent to the Effective Date.

Between the Petition Date and the Effective Date, we operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements prior to the adoption of fresh-start reporting on May 1, 2002 have been presented in conformity with SOP 90-7 and were prepared on a going concern basis which assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As a result of our adoption of fresh start reporting, the book value of our fixed assets and amortization schedules have changed. Because of our adoption of fresh-start reporting, you will not be able to compare certain financial information reflecting our results of operations and financial condition to those for periods prior to our adoption of fresh-start reporting.

Comparability of Financial Information

Also in connection with our emergence, we restructured some of our operations in order to operate more efficiently, and divested some of our under-performing assets. With respect to operating results, we believe that the business segment operating income of our Predecessor Company is generally comparable to that of the Reorganized Company, excluding facilities that have been divested. While there have been no material changes in our strategy or the operation of our business, capital costs of our Predecessor Company that were based on pre-petition contractual agreements and historical costs are generally not comparable to those of the Reorganized Company as a result of the divestiture of under-performing facilities and the extinguishment of a significant amount of indebtedness. Rent expense of our Predecessor Company was partially derived from leases that were terminated before our emergence from bankruptcy and are not obligations of the Reorganized Company. Interest expense of our Predecessor Company was based upon the terms of our pre-petition long-term debt obligations and was materially different from that of the Reorganized Company as a result of the extinguishment of debt in bankruptcy. Depreciation expense of our Predecessor Company was based upon the historical cost of property and equipment. Depreciation expense of the Reorganized Company is based upon the fair value of property and equipment as of May 1, 2002. Amortization expense of our Predecessor Company was based upon the estimated useful life of recorded goodwill. Upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, amortization expense was discontinued. Amortization expense is excluded from the consolidated statement of operations for our Predecessor Company in 2002 and amortization expense is not recorded in the consolidated statements of operations of the Reorganized Company. For these reasons, the reported financial position and cash flows of our Predecessor Company generally are not comparable to those of the Reorganized Company.

In connection with the restructuring of our debt in accordance with the Joint Plan, we recorded a gain of $1,229.6 million. Other significant adjustments were also recorded to reflect the provisions of the Joint Plan and the fair values of the assets and liabilities of the Reorganized Company. For accounting purposes, these transactions have been reflected in the operating results of our Predecessor Company for the four months ended April 30, 2002.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in conformity with GAAP. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Certain risks related to these critical accounting policies are described in the following paragraphs.

Revenue Recognition

We have agreements with third-party payors that provide for payments to our skilled nursing facilities. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements. There is a possibility that recorded estimates may change by a material amount. Consistent with health care industry accounting practices, changes to these third-party revenue estimates are recorded in the year of change or at the time the adjustment becomes known.

Receivables

Receivables consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Allowances for doubtful accounts are established to the extent that a portion of these receivables may become uncollectible. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as an economic downturn, higher than expected defaults or denials, or reduced collections, the estimates of the recoverability of our receivables could be reduced by a material amount.

Our provision for bad debt totaled $42.4 million, $30.0 million, $7.8 million and $27.8 million for the year ended December 31, 2003, the twelve months ended December 31, 2002, the three months ended December 31, 2001 and the fiscal year ended September 30, 2001, respectively which represented 2.5%, 1.7%, 1.7%, and 1.5% of net revenue for the respective periods.

Our allowance for doubtful accounts related to patient accounts receivable was $97.4 million and $73.0 million as of December 31, 2003 and 2002, respectively which represented 30.8% and 25.6% of patient accounts receivable at December 31, 2003 and 2002, respectively. The increase in the provision for bad debts during the year ended December 31, 2003 as compared to the twelve months ended December 31, 2002, as well as the increase in the allowance for doubtful accounts balance at December 31, 2003 as compared to December 31, 2002, are primarily a result of $24.0 million additional bad debt expense during the quarter ended December 31, 2003 related to facilities divested during the quarter. During the twelve months ended December 31, 2002, we recorded additional bad debt expense of $10.8 million, which related primarily to receivables of divested facilities.

Accrued Insurance Obligation for Professional and General Liability

PL/GL costs for the long-term care industry have become increasingly expensive and difficult to estimate. Specifically, rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in Florida where, because certain laws allow for significantly higher liability awards than in other states, PL/GL costs have increased substantially. In the year ended December 31, 2003, we divested all of our skilled nursing facilities in Florida.

We are currently self-insured for individual claims up to $1.0 million for professional liability, except in Colorado, where we maintain first dollar coverage. The accrued insurance obligation related to self-insured losses for professional liability are recorded on an undiscounted basis and are based upon internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The methods of determining these estimates and establishing the resulting accrued insurance obligation and provision for loss are reviewed periodically by the Company’s management, with any resulting material adjustments being reflected in current earnings. During the fourth quarter of the year ended December 31, 2003, we recorded a charge of $21.0 million for additional insurance expense, related to exiting the operations of the facilities divested in Florida, of which $6.0 million related to the purchase of “tail” insurance coverage. We believe that we are adequately reserved for any future claims made in connection with the divested Florida facilities, however actual results could differ and have a material impact on our consolidated financial statements.

Insurance expense for professional liability was $98.6 million for the year ended December 31, 2003, including $21.0 million related to the Florida divestitures, $85.9 million for the twelve months ended December 31, 2002, $24.0 million for the three months ended December 31, 2001 and $91.2 million for the fiscal year ended September 30, 2001.

Although management believes that the accrued insurance obligation is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in the number of PL/GL and increasing costs to settle these claims could significantly impact the accrued insurance obligation. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the accrued insurance obligation.

Accounting for Income Taxes

The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carry forwards.

We have limited operating experience as a Reorganized Company. Furthermore, there are significant uncertainties with respect to future Medicare payments to both our skilled nursing facilities and LTACs that could affect materially the realization of some of our deferred tax assets. Accordingly, a valuation allowance is provided for deferred tax assets because the realizability of the deferred tax assets is uncertain.

If all or a portion of the Predecessor Company deferred tax asset is realized in the future, or considered “more likely than not” to be realized by us, the reorganization intangible recorded in connection with fresh-start reporting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value.

At December 31, 2003, we estimate that there remains $563.0 million of net operating loss, or NOL, carryforwards relating to the Predecessor Company, utilization of which is subject to limitations. The income tax benefit of any NOL carryforward utilization, if any, will be applied first as a reduction to reorganization value in excess of amounts allocable to identifiable assets and, thereafter, as a direct addition to paid capital, pursuant to SOP 90-7, at such time it is assured.

If there is a cumulative ownership change involving shareholders who own 5% or more of our Common Stock of more than 50% during the two year period following our emergence from bankruptcy (May 13, 2002), the remaining NOL carryforwards will be forgone with no net impact to our consolidated financial statements. This could result in higher future tax payments if we are profitable.

Asset Impairment

Long-lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not exceed the future undiscounted cash flows or an adjustment to the amortization period is necessary in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, or SFAS No. 144. These indicators of impairment can include, but are not limited to, a history of operating losses with expected future losses, changes in the regulatory environment affecting reimbursement, decreases in cash flows or cash flow deficiencies, changes in the way an asset is used in the business, and commitment to a plan to sell or otherwise dispose of an asset.

For the twelve months ended December 31, 2002, we retained a qualified independent valuation group to assist in our review of the carrying amount of our property and equipment in conjunction with the annual review of the carrying value of our reorganization value in excess of amounts allocable to identifiable assets. This review indicated that property and equipment was impaired by $27.3 million during the fourth quarter of the twelve months ended December 31, 2002, and accordingly, we recognized an impairment charge to our long-lived assets. There was no impairment charge for the year ended December 31, 2003.

Impairment of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and Goodwill

Reorganization value in excess of amounts allocable to identifiable assets, or excess reorganization value, represents the portion of reorganization value that could not be attributed to specific tangible or identified intangible assets recorded in connection with our adoption of fresh-start reporting.

In lieu of amortization, we are required to review the excess reorganization value and goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Our annual impairment test date is October 1. We engage an independent expert to assist in the analysis to determine if there is any impairment. This analysis indicated that the excess reorganization value was impaired by $57.3 million for the twelve months ended December 31, 2002, and accordingly, we recognized an impairment charge. There was no impairment charge for the year ended December 31, 2003.

The impairment analyses included estimating the undiscounted and discounted cash flows to be generated by each business unit or facility, primarily over the remaining life of the primary asset, and reducing the carrying value of the asset to the estimated fair value when the total estimated undiscounted and discounted cash flows was less than the carrying value of the asset. If the estimated fair value was in excess of the carrying value, no impairment charge was recorded.

In estimating the undiscounted and discounted cash flows for our skilled nursing facilities, assisted living facilities and LTACs, we primarily used our internally prepared budgets and forecast information, with certain probability adjustments, including, but not limited to, the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In order to estimate the fair values, a discounted cash flow approach was used, supplemented by public resource information on valuations of sales transactions by region of the country. Where the estimated undiscounted cash flows were negative, the fair values were estimated based on discounted public resource information, sales values or estimated salvage value. A substantial decline in the estimated future cash flows for these facilities or businesses could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

Assets Held for Sale and Discontinued Operations

SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets or disposal group meets certain criteria set forth in SFAS No. 144, including a commitment by a company to a plan to sell the long-lived asset or disposal group within one year, the long-lived asset or disposal group will be measured at the lower of its carrying value or fair value less costs to sell and classified as held for sale on the consolidated balance sheet and is no longer depreciated.

If additional criteria are met under SFAS No. 144, the related operations and cash flows of the long-lived asset or disposal group will be reported as discontinued operations in the consolidated statements of operations, with all comparable periods restated.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Account Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS No. 150 improves the accounting for certain financial instruments that under the previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003. On October 29, 2003, FASB deferred for an indefinite period the application of the guidance in SFAS No. 150. FASB decided to defer the application of SFAS No. 150 until it could consider some of the resulting implementation issues associated with the measurement and recognition issues. We have not determined the resulting impact of the adoption of this statement on our consolidated financial position, results of operations or cash flows.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149, which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments. In particular, this statement amends certain other pronouncements and clarifies the circumstances under which a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financial component. The guideline should be applied prospectively. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46, which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities, or VIEs, based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both, which is referred to for purposes of FIN 46 as the “primary beneficiary.” FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.

We have evaluated the impact of FIN 46 on our consolidated financial statements and identified three joint venture subsidiaries as VIEs for which we have determined that we are the primary beneficiary. These joint venture subsidiaries, which operate skilled nursing facilities that are managed by us, are fifty percent owned by us and have historically been consolidated due to control. We have historically provided funds for working capital and have other long-term notes from these joint ventures which are eliminated in consolidation. The joint venture subsidiaries have revenues which are included in our consolidated financial statements of $36.7 million, $22.8 million, $10.7 million, $8.2 million, and $30.4 million, for the year ended December 31, 2003, for the eight months ended December 31, 2002, for the four months ended April 30, 2002, for the three month transition period ended December 31, 2001, and for the fiscal year ended September 30, 2001, respectively. These joint venture subsidiaries have net liabilities that are included in the accompanying consolidated financial statements of approximately $39.9 million and $31.8 million at December 31, 2003 and 2002, respectively.

Results of Operations

The following table represents our operating results for the periods presented. Since the adoption of fresh-start reporting did not have a material effect on the comparability of our operating income, we have combined the respective operating results of the Reorganized Company and the Predecessor Company for twelve months ended December 31, 2002 and compared these results as summarized in the tables below (in thousands of dollars), however, this is not a presentation in accordance with GAAP and is presented solely for convenience purposes, as certain items within in this time frame are required to be discussed in the period to period comparisons below.

		Combined
		Predecessor
		Company and
	Reorganized	Reorganized	Reorganized
	Company	Company	Company	Predecessor Company
	Year	Twelve Months	Eight Months	Four Months	Three Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	April 30,	December 31,	December 31,	September 30,
	2003	2002	2002	2002	2001	2000	2001
		(unaudited)				(unaudited)
Net revenue	$1,715,367	$1,754,073	$1,163,006	$591,067	$450,542	$462,779	$1,840,654
Costs and expenses
Operating expenses
Wage and related costs	1,015,007	1,021,978	679,938	342,040	261,114	274,780	1,043,133
Supplies	100,490	107,751	71,285	36,466	28,901	30,333	120,768
Insurance	78,871	85,942	55,392	30,550	24,172	22,175	94,837
Divestiture related charges	49,564	—	—	—	—	—	—
Provision for bad debt	20,345	32,105	8,347	23,758	7,080	9,476	26,523
Rent expense	35,650	38,454	25,463	12,991	10,393	14,770	49,767
Other	294,779	298,741	200,721	98,020	71,613	62,435	343,898

Total operating expenses	1,594,706	1,584,971	1,041,146	543,825	403,273	413,969	1,678,926
General and administrative expenses	99,103	72,285	47,072	25,213	18,943	18,473	73,957
Depreciation and amortization	37,082	34,320	22,764	11,556	10,928	11,251	48,687
(Gain) loss on sale of divested facilities	(25,197)	2,122	2,122	—	—	—	—
Impairment of long-lived assets	—	84,600	84,600	—	—	—	—
Loss on settlement with government	—	—	—	—	—	—	33,410

Total costs and expenses	1,705,694	1,778,298	1,197,704	580,594	433,144	443,693	1,834,980

Operating income (loss)	9,673	(24,225)	(34,698)	10,473	17,398	19,086	5,674
Other (expenses) income
Interest expense	(36,493)	(29,890)	(26,972)	(2,918)	(3,398)	(3,125)	(4,613)
Loss on write-off of deferred financing costs	(5,941)	—	—	—	—	—	—
Interest income	2,747	6,639	5,485	1,154	2,602	2,464	6,005
Reorganization items	—	1,394,309	—	1,394,309	(13,153)	(8,102)	(47,721)
Other	1,345	1,159	(336)	1,495	(15)	(1,287)	(462)

(Loss) income from continuing operations before income taxes	(28,669)	1,347,992	(56,521)	1,404,513	3,434	9,036	(41,117)
(Benefit) provision for income taxes	(6,142)	1,179	1,323	(144)	(25)	(197)	(5,706)

(Loss) income from continuing operations	(22,527)	1,346,813	(57,844)	1,404,657	3,459	9,233	(35,411)
Discontinued operations
(Loss) income from discontinued operations, net of tax	(1,583)	(254)	(470)	216	936	677	2,016
Gain on sale of discontinued operations, net of tax	11,314	29,082	—	29,082	—	—	—

Net (loss) income	$(12,796)	$1,375,641	$(58,314)	$1,433,955	$4,395	$9,910	$(33,395)

Reconciliation of EBITDA to net (loss) income

		Combined
		Predecessor
		Company and
	Reorganized	Reorganized	Reorganized
	Company	Company	Company	Predecessor Company

						Three Months
	Year	Twelve Months	Eight Months	Four Months	Three Months	Ended	Year
	Ended	Ended	Ended	Ended	Ended	December 31,	Ended
	December 31,	December 31,	December 31,	April 30,	December 31,	2000	September 30,
	2003	2002	2002	2002	2001	(unaudited)	2001

Net (loss) income	$(12,796)	$1,375,641	$(58,314)	$1,433,955	$4,395	$9,910	$(33,395)
Add back:
(Benefit) provision for income taxes	(6,142)	1,179	1,323	(144)	(25)	(197)	(5,706)
Interest expense	36,493	29,890	26,972	2,918	3,398	3,125	4,613
Loss on write-off of deferred financing costs	5,941	—	—	—	—	—	—
Interest income	(2,747)	(6,639)	(5,485)	(1,154)	(2,602)	(2,464)	(6,005)
Depreciation and amortization	37,082	34,320	22,764	11,556	10,928	11,251	48,687

EBITDA (1)	$57,831	$1,434,391	$(12,740)	$1,447,131	$16,094	$21,625	$8,194

(1)	The table presented below contains items that are excluded when calculating EBITDA for the purpose of determining our compliance with certain ratios contained in our Senior Credit Facility and the indenture pertaining to our Notes, or Debt Financing EBITDA. These ratios determine our compliance with certain covenants contained in the documents relevant to both debt obligations as well as our ability to draw on our Revolving Credit Facility, issue additional Notes and undertake certain desired corporate actions. If these items were excluded from EBITDA as presented in the table above, Debt Financing EBITDA would be $73,938 for the year ended December 31, 2003 and $119,743 for the twelve months ended December 31, 2002.

	Year Ended	Twelve Months
	December 31,	Ended December
	2003	31, 2002
Impairment of long-lived assets	$—	$84,600
Gain on sale of discontinued operations, net of tax	(11,314)	(29,082)
Reorganization items	—	(1,394,309)
(Gain) loss on sale of divested facilities	(25,197)	2,122
Divestiture related charges	49,564	—
Loss from operations of divested facilities	3,054	22,021

Increase (decrease) to EBITDA	$16,107	$(1,314,648)

For additional information regarding the manner in which Debt Financing EBITDA may impact our liquidity see “Liquidity and Capital Resources — Cash Flows from Financing Activities” in this Item 7 below.

Year Ended December 31, 2003 (Reorganized Company) Compared to the Twelve Months Ended December 31, 2002 (Combined Reorganized Company and Predecessor Company)

Net Revenue

We reported net revenues of $1,715.4 million during the year ended December 31, 2003, compared to $1,754.1 million for the twelve months ended December 31, 2002. The decrease of $38.7 million, or 2.2%, consists primarily of the following:

•	A decrease of $91.8 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $47.6 million in skilled nursing facilities we operated as of December 31, 2003, or same facility operations. This increase is due primarily to:

•	A net increase of $23.1 million in Medicare revenues due primarily to an increase in patient days of 86,486 resulting in a $26.9 million increase. The increase in patient days was a direct result of our focus on attracting a higher acuity patient population. The increase was partially offset by a $3.8 million decrease in Medicare revenues due to a $2.97 rate per patient day decrease. The change in rates represents a blend of three quarters of the Medicare Reimbursement Cliff and one quarter of the Medicare Administrative fix and market basket increase.

•	A net increase of $20.5 million in Medicaid revenues due primarily to a rate increase of $3.96 per patient day resulting in a $25.7 million increase, which was partially offset by the rate decrease discussed below. This increase was driven by increases in provider tax based rate increases in Georgia, Massachusetts, North Carolina and Wisconsin as well as other general increases in our other states. This increase was partially offset by a revenue decrease due to a decrease in patient days of 47,841, or less than 1%.

•	An increase of $2.1 million in insurance revenues received from health maintenance organizations due to increases in both census and rates.

•	An increase of $7.0 million in revenues received from the veterans administration in connection with hospice services due to an increase in patient days of 56,169, or an increase of 26.9%. This increase is due to expanding our presence in new markets.

•	A net overall decrease of $5.4 million in private revenues due to a decrease in patient days of 134,484 that resulted in a $16.3 million reduction of revenues. The reduction is due primarily to the market for private payors shifting to assisted living facilities. The decrease was partially offset by an overall rate increase of $7.61 per patient day that resulted in a $9.9 million increase in revenues. This increase was attributable to two rate increases we made in March 2003 and July 2003.

•	An increase of $5.9 million related to LTAC revenues primarily related to an increase of 2,638 commercial patient days resulting from new managed care contracts.

Operating Expenses

We reported operating expenses of $1,594.7 million during the year ended December 31, 2003, compared to $1,585.0 million during the twelve months ended December 31, 2002, or an increase of $9.7 million, or 0.6%. This change is primarily due to:

•	Wage and related costs decreased $7.0 million due primarily to:

•	A decrease of $48.4 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A partially offsetting increase in same facility operations of $41.0 million, primarily related to annual salary and benefit cost increases, hiring of additional personnel and an increase of $0.4 million related to increases in LTAC expenses due primarily to an increase in benefits resulting from a shift from contract labor to employees.

•	Supplies decreased $7.3 million due primarily to:

•	A decrease of $5.9 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A decrease of $1.0 million in same facility operations.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $7.1 million due primarily to:

•	A decrease of $8.1 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An overall increase of $1.1 million in same facility operations due primarily to rising litigation and claims.

•	In connection with exiting the operations of our divested facilities in Florida and Louisiana, we recorded divestiture related charges of $49.6 million during the year ended December 31, 2003. These charges consisted of $24.0 million for bad debt expense, $21.0 million of insurance expense for professional liability claims, of which $6.0 million related to the purchase of “tail” insurance coverage, and $4.6 million of exit and other related costs.

•	Provision for bad debt decreased $11.8 million primarily due to a $21.1 million decrease of bad debt expense related to divested facilities that do not qualify for discontinued operations presentation. This decrease was partially offset by a $6.2 million increase in same store facility operations and a $3.2 million increase in LTAC bad debt expense.

•	Rent decreased $2.8 million due in part to successfully renegotiating contracts and divested facilities.

•	Other operating expenses decreased $4.0 million primarily due to a $5.4 million decrease in contracted services expenses related to divested facilities that did not qualify for discontinued operations presentation, partially offset by decreases in various other expenses.

General and Administrative Expenses

We reported general and administrative expenses of $99.1 million during the year ended December 31, 2003, compared to $72.3 million during the twelve months ended December 31, 2002. The increase of $26.8 million, or 37.1%, relates to the following:

•	An increase of $7.0 million in legal costs related to our claim against an insurance company for certain owned and leased facilities that were damaged by floods, costs associated with the PWC litigation and an increase in litigation matters due to the lifting of the automatic stay imposed during our bankruptcy proceedings that prevented certain matters from being litigated during such proceedings.

•	An increase of $7.3 million in costs associated with the implementation of new information technology infrastructure and systems and a new centralized back office support services center business model.

•	An increase of $6.9 million primarily related to increases in wage and related costs. This increase was due primarily to incentive compensation expenses, employee benefit cost increases, annual salary increases, and the hiring of additional corporate personnel.

•	The remaining increase of $5.6 million relates to increases in professional fees and other insurance costs of $2.8 million, $0.5 million related to compensation expense for a restricted stock grant and $2.3 million primarily related to contracted services.

Gain On Sale of Divested Facilities

We reported a gain on sale of divested facilities of $25.2 million during the year ended December 31, 2003, compared to a loss on sale of divested facilities of $2.1 million during the twelve months ended December 31, 2002. The increase of $27.3 million relates to the divestitures of the facilities in Florida and Louisiana during the fourth quarter ended December 31, 2003 that did not qualify for discontinued operations presentation.

Depreciation and Amortization

We reported depreciation and amortization of $37.1 million during the year ended December 31, 2003, compared to $34.3 million during the twelve months ended December 31, 2002. The increase of $2.8 million, or 8.2%, primarily relates to the following:

•	An increase of $4.3 million related to incremental depreciation expense on capital expenditures in same facility operations and at corporate locations.

•	A decrease of $2.1 million due to the divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $0.6 million related to the LTAC operations.

Interest Expense

We reported interest expense of $36.5 million during the year ended December 31, 2003, compared to $29.9 million during the twelve months ended December 31, 2002. The increase of $6.6 million, or 22.1%, primarily relates to interest expense being lower in the twelve months ended December 31, 2002 as we did not accrue interest relating to our debt facilities then classified as liabilities subject to compromise through April 30, 2002.

Loss on Write-off of Deferred Financing Costs

We reported a loss of $5.9 million related to the write-off of deferred financing fees as a result of the debt refinancing during the fourth quarter ended December 31, 2003.

Income Taxes

We reported an income tax benefit of $6.1 million on the loss from continuing operations before income taxes during the year ended December 31, 2003, compared to a provision for income taxes of $1.2 million during the twelve months ended December 31, 2002. The $6.1 million benefit offsets income taxes on gains from sales of discontinued operations. We had sufficient tax loss carryforwards to offset the income from continuing operations before income taxes for the twelve months ended December 31, 2002, however, the income tax benefit of utilizing pre-emergence deferred tax assets is first applied to reduce reorganization value recorded in connection with fresh-start reporting pursuant to SOP 90-7 as the tax loss deferred tax asset had a valuation allowance recorded against it at the date of emergence.

Discontinued Operations

(Loss) income from Discontinued Operations

The results of operations of any disposed facilities that qualify for discontinued operations under SFAS No. 144 (see Note 4 to the consolidated financial statements) and the discontinued pharmacy operations have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. A summary of the discontinued operations for the periods presented is as follows (in thousands of dollars):

	Reorganized Company		Predecessor Company

	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Net revenue	$27,832	$20,651	$10,370	$70,464	$246,114
Total costs and expenses	30,225	21,240	9,911	69,140	241,902

Operating (loss) income	(2,393)	(589)	459	1,324	4,212

Other income (expenses)	810	119	(243)	(388)	(2,196)

(Loss) income from discontinued operations, net of tax	$(1,583)	$(470)	$216	$936	$2,016

Gain on Sale of Discontinued Operations

We reported a net gain on the sale of the discontinued operations, net of tax, of $11.3 million during the year ended December 31, 2003, compared to $29.1 million during the twelve months ended December 31, 2002, a decrease of $17.8 million or 6.1%. The gain of $29.1 million recorded during the twelve months ended December 31, 2002 includes the gain on sale of the APS division. The $11.3 million gain on sale of discontinued operations for the year ended December 31, 2003 includes the recognition and receipt of remaining Earnout Payments related to the sale of the APS division, as well as net gains on the sale of certain facilities that qualified for discontinued operations presentation.

Three Months Ended December 31, 2001 (Predecessor Company) Compared to the Three Months Ended December 31, 2000 (Predecessor Company)

Net Revenue

We reported net revenue of $450.5 million for the three months ended December 31, 2001, compared to $462.8 million during the three months ended December 31, 2000. The decrease of $12.3 million, or 2.7%, relates to the following:

•	A decrease of $43.6 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $28.6 million in same facility operations. This increase is due primarily to a 5.2% increase in Medicare reimbursement rates in connection with the legislative relief provided by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act, which mitigated the year over year phase-in effect of PPS. In addition, average per diem rates for Medicaid reimbursement increased 5.3%.

•	An increase of $2.7 million related to LTAC revenues.

Operating Expenses

We reported operating expenses of $403.3 million during the three months ended December 31, 2001 compared to $414.0 million during the three months ended December 31, 2000. The decrease of $10.7 million, or 2.6%, consists of the following:

•	A decrease of $46.2 million due primarily to the divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $32.8 million for same facility operations primarily related to changes in federal, state and local staffing regulations. These regulatory standards mandated an increase in the type, quality and level of personnel employed at our facilities and, therefore impacted operating expenses. Additional increases were due to an increased reliance on employment agencies in some local areas as a result of shortage of qualified labor.

•	An increase of $2.7 million related to increases in LTAC expenses.

Reorganization Items

We reported reorganization losses of $13.2 million during the three months ended December 31, 2001, compared to $8.1 million during the three months ended December 31, 2000. The increased loss of $5.1 million, or 63.0% primarily relates to the following:

•	Reorganization items, which consisted of income, expenses and other costs directly related to our reorganization since the Petition Date increased due primarily to an increase of $8.5 million for professional fees incurred in connection with the various aspects of our bankruptcy proceedings, including filing of the disclosure statement and Joint Plan and was partially offset by net gains realized on divestitures during the three months ended December 31, 2001 of $1.7 million as compared to net losses realized on divestitures during the three months ended December 31, 2000 of $2.8 million.

Twelve Months Ended December 31, 2002 (Combined Predecessor Company and Reorganized Company) Compared to Year Ended September 30, 2001 (Predecessor Company)

Net Revenue

We reported net revenues of $1,754.1 million during the twelve months ended December 31, 2002, compared to $1,840.7 million for the year ended September 30, 2001. The decrease of $86.6 million, or 4.7%, consists primarily of the following:

•	A decrease of $185.0 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $97.7 million in same facility operations due primarily to a shift from Medicaid reimbursement and other payor sources to Medicare reimbursement as a percentage of total revenue by 10.9%. In addition, increases in the Medicaid reimbursement rate of 6% in the twelve months ended December 31, 2002 and semiannual revenue increases of 3% from private payor sources accounted for the remainder of the increase in net revenue for the twelve months ended December 31, 2002. We recorded $3.5 million as an addition to revenue relating to adjustments to the estimated amount due from several state Medicaid programs for the final settlement of the amount to be reimbursed to these payors in the year ended December 31, 2002. These increases in revenue were partially offset by an $8.8 million decrease in revenue in the fourth quarter of the twelve months ended December 31, 2002 due primarily to the impact of the Medicare Reimbursement Cliff.

•	An increase of $1.7 million related to LTAC revenues.

Operating Expenses

We reported operating expenses of $1,585.0 million during the twelve months ended December 31, 2002, compared to $1,678.9 million during the year ended September 30, 2001. The decrease of $93.9 million, or 5.6% is primarily due to:

•	Wage and related costs decreased $21.2 million primarily due to:

•	A decrease of $118.6 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An overall increase in same facility operations of $92.6 million related to changes in federal, state and local staffing regulations that were imposed on us. These regulatory standards mandated an increase in the type, quality and level of personnel employed at our facilities and, therefore impacted operating expenses. Additional increases were due to the increase reliance on employment agencies in some local areas as a result of shortage of qualified labor.

•	An increase of $5.4 million related to the LTAC operations.

•	Supplies decreased $13.0 million primarily due to divested facilities that do not qualify for discontinued operations presentation.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $8.9 million due primarily to:

•	A decrease of $12.7 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An overall increase of $3.8 million in same facility operations due primarily to rising litigation and claims.

•	Provision for bad debt increased $5.6 million due primarily to $10.8 million of bad debt expense recorded during the twelve months ended December 31, 2002 related to receivables of divested facilities sent to a collection agency.

•	Rent decreased $11.3 million due primarily to:

•	A decrease of $15.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A decrease of $0.5 million related to LTAC rent expense.

•	An increase of $4.9 million in same facility operations.

•	Other operating expenses decreased $45.2 million primarily as a result of divested facilities that do not qualify for discontinued operations presentation.

Impairment of Long-lived Assets

We recorded an impairment charge of $84.6 million during the twelve months ended December 31, 2002. The impairment charge relates to the following:

•	$57.3 million for the reorganization value in excess of amounts allocable to identifiable assets according to the provisions of SFAS No. 142 and $27.3 million for property and equipment according to the provisions of SFAS No. 144. We performed our annual impairment analysis in the fourth quarter of the twelve months ended December 31, 2002 to comply with the requirements of SFAS No. 142.

Depreciation and Amortization

We reported depreciation and amortization of $34.3 million during the twelve months ended December 31, 2002, compared to $48.7 million during the year ended September 30, 2001. The decrease of $14.4 million, or 29.6% primarily relates to the discontinuation of goodwill amortization on January 1, 2002, upon the adoption of SFAS No. 142.

Loss on Settlement with Government

We reported a loss of $33.4 million during the year ended September 30, 2001 for the settlement with the government of certain qui tam actions as part of our Global Settlement.

Interest Expense

We reported interest expense of $29.9 million during the twelve months ended December 31, 2002, compared to $4.6 million during the year ended September 30, 2001. The increase of $25.3 million was due to the new capital structure upon emergence from bankruptcy.

Reorganization Items

We reported a reorganization gain of $1,394.3 million during the twelve months ended December 31, 2002, compared to a reorganization loss of $47.7 million during the year ended September 30, 2001. The increase of $1,442.0 million relates primarily to the following:

•	During the twelve months ended December 31, 2002, we recorded a gain of $1,229.6 million from the restructuring of our debt in accordance with the provisions of the Joint Plan. In addition, we recorded a gain on fresh-start valuation adjustments of $253.9 million for adjustments to record property and equipment and identifiable intangible assets at their fair values in accordance with our adoption of fresh-start reporting.

Income Taxes

We reported provision for income taxes of $1.2 million for the twelve months ended December 31, 2002, compared to a benefit of $5.7 million during the year ended September 30, 2001. The change of $6.9 million relates primarily to the following:

•	The provision that was recorded for the twelve months ended December 31, 2002 resulted from permanent differences between GAAP book income and taxable income for federal and state income tax purposes arising from our emergence from bankruptcy. We had sufficient tax loss carryforwards to offset current year income. However, the income tax benefit of utilizing pre-emergence deferred tax assets is first applied to reduce reorganization value recorded in connection with fresh-start reporting pursuant to SOP 90-7 as the tax loss deferred tax asset had a valuation allowance recorded against it at the date of emergence. A benefit for income taxes of $5.7 million was recorded for the year ended September 30, 2001. The income tax benefit recorded resulted from the receipt of income tax refunds due to the carryback of prior years’ losses and amended income tax returns. A loss was incurred during this period, however a valuation allowance was recorded to completely offset the income tax benefit of the loss in the twelve months ended December 31, 2002 because we believed the deferred tax asset would not be recognizable under the “more likely than not” standard.

Discontinued Operations

We reported a gain on the sale of discontinued operations of $29.1 million during the twelve months ended December 31, 2002, compared to no gain for the year ended September 30, 2001. The increase relates primarily to the following:

•	The results of the APS Division have been classified as a discontinued operation in accordance with GAAP. During the twelve months ended December 31, 2002, we recorded a gain on the sale of the APS Division of $29.1 million.

Liquidity and Capital Resources

The following table represents our future cash requirements for the next five years and thereafter for our long-term debt obligations and operating lease payments (in thousands of dollars):

	Payments due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual obligations
Long-term debt
Term loan facility	$135,000	$1,350	$2,700	$2,700	$128,250
Senior subordinated notes	175,000	—	—	—	175,000
Non-recourse indebtedness of subsidiary	59,688	—	—	—	59,688
Capital leases	19,948	8,313	9,305	2,286	44
Operating leases	181,621	31,642	49,453	35,218	65,308
Other	1,951	128	209	144	1,470

Total contractual obligations	$573,208	$41,433	$61,667	$40,348	$429,760

	Amount of Commitment Expiration per Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Commercial commitments
Letters of credit	$34,630	$34,630	$—	$—	$—

Total commercial commitments	$34,630	$34,630	$—	$—	$—

Cash Requirements

At December 31, 2003, we had working capital of $56.0 million and cash and cash equivalents of $41.9 million, compared to working capital of $116.6 million and cash and cash equivalents of $38.6 million at December 31, 2002. The decrease in working capital is primarily a result of the charges recorded by us during the year ended December 31, 2003 related to our divestitures of facilities in Florida and Louisiana. Based upon our existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under our Revolving Credit Facility, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

There were no borrowings under our Revolving Credit Facility at December 31, 2003, although we had total outstanding letters of credit aggregating $34.6 million (which counts against the amount available to us under our Revolving Credit Facility). The outstanding letters of credit were issued as security for letters of credit issued under the revolving credit facility of our previous senior credit facility. The $34.6 million figure referred to above represents 105% of the outstanding letters of credit issued under the previous revolving credit facility. The letters of credit issued as security under our Senior Credit Facility will remain outstanding until the beneficiaries of the underlying letters of credit accept a new replacement letter of credit under the Revolving Credit Facility. Therefore, the maximum net exposure under all letters of credit at December 31, 2003 is $34.6 million.

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations before reorganization items was $58.2 million, $11.6 million and $38.6 million for the year ended December 31, 2003, for the eight months ended December 31, 2002, and for the four months ended April 30, 2002, respectively. Our cash flows from operations increased $8.0 million during the year ended December 31, 2003 as compared to the twelve months ended December 31, 2002. This increase was primarily due to an incremental increase in our cash collections on receivables and an increase in cash related to the timing of payments on accounts payable during the year ended December 31, 2003 as compared to the twelve months ended December 31, 2002, partially offset by the negative impact of the Medicare Reimbursement Cliff and an increase in PL/GL insurance claim settlement payments during the year ended December 31, 2003 as compared to the twelve months ended December 31, 2002.

Cash Flows from Investing Activities

Purchases of property and equipment were $74.1 million for the year ended December 31, 2003, which were financed through internally generated funds. Our operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of sub-acute patients, to accommodate the addition of specialty medical services and to improve the physical appearance of facilities for marketing purposes. In addition, capital expenditures are required for completion of certain facility expansions, new construction projects and supporting non-nursing home operations.

We are in the process of developing and implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide for more effective management of business operations. This will include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Implementation of the new systems and software carries risks such as cost overruns, project delays and business interruption delays. If we experience a material business interruption as a result of the implementation of our future information technology infrastructure or are unable to obtain the projected benefits of this new infrastructure, it could have a material impact to our liquidity and cash flows, as well as potentially result in an impairment of the related information technology assets. Our unamortized capitalized software costs at December 31, 2003 were $42.5 million.

Total purchases of property and equipment, including expenditures related to our information technology infrastructure, are projected to be approximately $66.0 million during the year ended December 31, 2004. We expect to fund these purchases through internally generated funds.

Seven of our skilled nursing facilities and one of our LTACs were damaged during tropical storm Allison in June 2001. We have made in the past and expect to continue to make substantial expenditures necessary to repair or replace these facilities as a result of the damage caused by the storm. Over the next several years we estimate that we may spend approximately $28.0 million to complete all work necessary to complete this project. As described in more detail in Item 3, “Legal Proceedings” included elsewhere in this report, we are currently in litigation regarding our property insurance coverage for this loss. At this time we cannot guarantee any particular result in this litigation, and this could result in a negative impact on our future operations and cash flows.

In the normal course of business, we evaluate the performance of operating units in order to make a determination of whether to sell or otherwise dispose of under-performing or non-strategic assets.

During the year ended December 31, 2003, we received net proceeds from the divestiture of assets of $91.3 million. This consists primarily of proceeds from the sale of assets primarily in Florida and Louisiana of $73.1 million that were used to repay $56.9 million of debt outstanding under our previous senior credit facility and the retirement of $11.4 million of facility specific mortgage indebtedness. In addition, we received $18.0 million related to the Earnout Payments from the sale of the APS division in January 2002.

During the eight months ended December 31, 2002, we received net proceeds from the disposition of assets of $4.1 million. During the four months ended April 30, 2002, we received net proceeds from the disposition of assets of $92.4 million, which primarily related to the sale of the APS Division. The majority of the cash from the disposition of assets prior to our emergence from bankruptcy was used for repayments against our pre-petition senior credit facilities as adequate protection payments.

Cash Flows from Financing Activities

On December 19, 2003, we entered into the Senior Credit Facility with a syndicate of lenders. The Senior Credit Facility provides for a $135.0 million term loan facility and a $90.0 million revolving credit facility. The Term Loan was drawn in full on December 19, 2003. As of December 31, 2003, there were no borrowings under the Revolving Credit Facility, although we utilized $34.6 million of borrowing capacity under the Revolving Credit Facility to issue letters of credit on the closing date to replace or support letters of credit issued under our previous senior credit facility and other loan arrangements.

The Term Loan matures on January 2, 2010 and the Revolving Credit Facility matures on January 8, 2008. The interest rates per annum applicable to the Senior Credit Facility will be the London InterBank Offering Rate, or LIBOR, or, at the our option, the base rate, which will be the higher of (x) the rate of interest publicly announced by the administrative agent of the Senior Credit Facility as its prime rate in effect, or (y) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin (as defined below). The applicable margin with respect to the Revolving Credit Facility will be determined in accordance with a performance grid based on our consolidated lease-adjusted leverage ratio. We expect the applicable margin will range from 2.00% to 2.75% in the case of LIBOR advances, and from 1.00% to 1.75% in the case of base rate advances. For purposes of the Term Loan, the applicable margin will range from 2.50% to 2.75% in the case of LIBOR advances, and from 1.50% to 1.75% in the case of base rate advances, based on our consolidated lease-adjusted leverage ratios. The default rate on the Senior Credit Facility will be 2.00% above the interest rate otherwise applicable to base rate loans. We are also obligated to pay a commitment fee ranging, depending on usage, from 0.50% to 0.75% on the unused portion of the Revolving Credit Facility. At December 31, 2003, the interest rate on the Term Loan was 5.75%.

We are permitted to incur additional indebtedness of up to $65.0 million under the Senior Credit Facility, or by the issuance of additional notes under the indenture governing Notes or through a mortgage loan transaction with one or more other lenders in order to optionally refinance the $59.7 million mortgage loan or the Omega Loan from Omega Healthcare Investors, Inc., or Omega. Any refinancing of the Omega Loan might cause Professional Health Care Management, Inc., or PHCMI, a wholly subsidiary of ours, and its subsidiaries, or the PHCMI Entities to become guarantor subsidiaries under the Senior Credit Facility. If additional borrowings under the Senior Credit Facility were used to refinance the Omega Loan pursuant to this arrangement, they would rank senior to the Notes and the subsidiary guarantees of the Notes.

In addition, on December 19, 2003, we issued $175.0 million aggregate principal amount of 8.25% Notes under an indenture, or Indenture among ourself, certain guarantor subsidiaries, or the Guarantors, and U.S. Bank National Association, as trustee, or the Trustee. The Notes are general unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by the Guarantors.

Proceeds from the Senior Credit Facility and the Notes were used to repay the second priority notes previously issued by us in full, as well as borrowings under our previous senior credit facility and pay fees and expenses associated with the Senior Credit Facility and Note transactions. During the year ended December 31, 2003, we paid $13.2 million in financing costs consisting of $1.5 million paid related to the second amendment of our previous senior credit facility and $11.7 million paid in connection with the refinancing of such senior credit facility as well as the second priority notes previously issued by us.

We expect to pay approximately $41.4 million in the year ended December 31, 2004 related to long-term debt and operating leases. During the year ended December 31, 2003, we made aggregate principal repayments of long-term debt of $375.4 million. During the eight months ended December 31, 2002, we made aggregate principal repayments of long-term debt of $5.9 million. During the four months ended April 30, 2002, we made aggregate principal repayments of long-term debt of $386.9 million, of which $287.4 million was paid to the principal lenders under our pre-petition senior credit facilities in connection with the consummation of the Joint Plan.

Our obligations under the Senior Credit Facility are guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, excluding the PHCMI Entities, certain joint ventures and our captive insurance subsidiaries.

All obligations under the Senior Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest (junior only to liens securing the Omega Loan and other permitted liens) in substantially all of our tangible and intangible assets, including intellectual property, real property and all of the capital stock or other equity interests of each of our direct and indirect wholly-owned domestic subsidiaries, excluding the PHCMI Entities and other specified immaterial subsidiaries.

Our ability to make payments on and to refinance our indebtedness, including the Senior Credit Facility and the Notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Furthermore, our ability to access available capacity under our Revolving Credit Facility and to issue additional Notes under the Indenture, as well as to engage in certain desired corporate activities, depends, among other things, upon our ability to comply with lease-adjusted leverage ratios, senior leverage ratios and minimum fixed charge coverage ratios, all of which are calculated using Debt Financing EBITDA. As a result, failure to comply with the ratios mentioned above may have an adverse effect on our liquidity.

Other Factors Affecting Liquidity and Capital Resources

Revenue Sources

We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the year ended December 31, 2003, we derived 81.2% of our total revenue from the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of any of the Medicare Reimbursement Cliff, further refinements to Medicare or PPS that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. See Item 1, “Business — Reimbursement.”

Professional and General Liability

As is typical in the health care industry, we are and will continue to be subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of PL/GL claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition. In spite of the fact that we recently exited the State of Florida, we will continue to be subject to claims arising from our prior operations for some time. Additionally, the enactment of Texas tort reform resulted in a significant increase in the number of cases being filed prior to the effective date of the new legislation. These two factors could result in significant PL/GL costs in future years although such costs are related to prior periods. Also, the large increase in the number of claims filed in these states, together with rising costs in other states, could subject us to costs in excess of the reserves we have set aside for these periods. While our actuarial analysis indicates that we currently have sufficient insurance and reserves set aside to address these matters, as these claims mature no assurance can be given that we will not be required to expend additional funds in future periods for claims related to prior periods.

Labor Costs

We could experience significant increases in our operating costs due to shortages in qualified nurses, health care professionals and other key personnel. The market for these key personnel is highly competitive. We, like other health care providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses’ aides and other important health care providers. Our LTACs are particularly dependent on nurses for patient care. There is currently a shortage of nurses, and trends indicate this shortage will worsen in the future. The difficulty our skilled nursing facilities are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified health care personnel. Our ability to control labor costs will significantly affect our future operating results.

In addition, wages and other labor-related costs are especially sensitive to inflation. Increases in wages and other labor-related costs as a result of inflation or the increase in minimum wage requirements without a corresponding increase in Medicaid and Medicare reimbursement rates would, and have, adversely impacted us. In some of our markets there is a labor shortage that could have an adverse effect upon our ability to attract or retain sufficient numbers of skilled and unskilled personnel at reasonable wages. Accordingly, rising wage rates have had an adverse effect on us in some of our markets.

Rent

We also have significant rent obligations relating to our leased facilities. Total rent expense for leased facilities including rent expense for discontinued operations, and corporate locations was $38.3 million, $41.6 million, $15.5 million, and $62.8 million for the year ended December 31, 2003, the twelve months ended December 31, 2002, the four months ended April 30, 2002, and fiscal year ended September 30, 2001, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with borrowings under our Senior Credit Facility which bears interest based on variable rates. If market interest rates rise, so will our required interest payments on borrowings under our Senior Credit Facility.

General Interest Rate Risk

The following discussion of our exposure to interest rate risk has been prepared using assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected.

At December 31, 2003, we had exposure to interest rate risk related to changes in LIBOR, which affects the interest paid on our variable rate borrowings under our Senior Credit Facility and the fair value of our fixed rate borrowings under the Omega Loan and the Notes. The following table provides information about our Senior Credit Facility which is sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity for the periods indicated (in thousands of dollars):

	Expected Maturities
								Fair Value at
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	December 31, 2003

Liabilities
Long-term debt, including amounts due in one year
Fixed rate	$8,313	$8,807	$498	$523	$1,763	$234,732	$254,636	$256,493
Average interest rate	9.0%	9.1%	9.1%	9.1%	9.1%	9.1%
Variable rate	$1,350	$1,350	$1,350	$1,350	$1,350	$128,250	$135,000	$135,000

The interest rates on the variable rate portions of our long-term debt vary. Loans under the Senior Credit Facility bear interest, at our election, using LIBOR or the base rate, which will be the higher of (x) the rate of interest publicly announced by the administrative agent of the Senior Credit Facility as its prime rate in effect, or (y) the federal funds effective rate from time to time plus 0.50%, in each case, plus an applicable margin ranging from 2.00% to 2.75% for LIBOR advances, and from 1.00% to 1.75% for base rate advances, based on our consolidated lease-adjusted leverage ratio. While we do not currently employ interest rate hedges, we may in the future be required to convert some or all of our indebtedness from variable rate to fixed rate, and as a result, may enter into interest rate swap arrangements, refinancing existing variable rate debt with fixed rate debt or managing the mix of our long-term variable and fixed rate borrowings. We cannot assure that any of these alternatives will successfully hedge our interest rate risk, and adverse changes in market interest rates could have a material adverse effect on our financial condition.

Derivative Instrument

One of our wholly-owned subsidiaries, PHCMI, is the borrower under an $59.7 million mortgage loan from Omega, that was restructured as part of our bankruptcy proceeding. The Omega Loan, bears interest at a rate of 11.57% per annum, and provides for interest-only payments until its scheduled maturity on August 31, 2010. The maturity date of the Omega Loan may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option. The fair market value of purchased option was bifurcated from the Omega Loan and recorded as an asset and had a market value of $3.3 million on December 31, 2003 and $3.2 million on December 31, 2002. Prior to maturity, the Omega Loan is subject to prepayment at the option of PHCMI between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004). In the event the debt is prepaid, the purchased option will become worthless and we will recognize an expense for the current market value.

The market value for both periods was determined using the Black-Scholes model. The selection of this model is subjective and we believe it gives an accurate estimate of the fair value for this derivative. Like all models used to estimate the fair value of a transaction of this nature, the resulting market value is very sensitive to changes in the assumptions. The assumptions used in the model as of December 31, 2003 and 2002, respectively, were as follows: 11.57% strike price for both periods, 6.6 and 7.7 years until the swap begins, respectively, 11.0 year term of the swap for both periods, notional of $59.7 million for both periods, standard deviation of the forward rate of 16.7% and 15.5%, respectively, market par yield plus 500 basis points. The market value calculation is most sensitive to changes in the standard deviation of the forward rate and the market par yield (both the change in the level of interest rates and the shape of the interest rate curve). An increase in these variables, with other variables held constant, will cause the value of the purchased option to increase. We do not purchase or hold any derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained in pages F-1 through F-55 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recordation, processing, summarization and reporting of information required to be disclosed in our reports required to be filed under the Exchange Act. We periodically review and evaluate these disclosure controls and procedures systems to ensure this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation in connection with the preparation of this annual report within 90 days prior to the date of the report, management necessarily applied its judgment in assessing the costs and benefits of these controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Chief Executive Officer and Chief Financial Officer believe our internal controls and procedures are effective, in all material respects. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, other than the hiring of additional accounting personnel, which we will continue to do. We understand the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Principal Occupation

C. Christian Winkle	41	President, Chief Executive Officer and Director
Victor L. Lund	56	Chairman of the Board of Directors
Earl P. Holland	58	Director, Retired Vice Chairman and Chief Operating Officer of Health Management Associates, Inc.
Philip L. Maslowe	57	Director, Retired Executive Vice President and Chief Financial Officer of The Wackenhut Corporation
Mohsin Y. Meghji	39	Director, Principal of Loughlin, Meghji + Company
Michael E. Boxer	42	Executive Vice President and Chief Financial Officer
Boyd P. Gentry	45	Senior Vice President and Treasurer
Stefano M. Miele	37	Senior Vice President, General Counsel and Secretary
Terry O’Malley	55	Senior Vice President, Human Resources
David F. Polakoff, M.D.	49	Senior Vice President, Medical Affairs and Chief Medical Officer
William C. Straub	57	Senior Vice President and Chief Accounting Officer

There are no family relationships between any of the directors, or any of our executive officers. Our executive officers serve at the discretion of the Board of Directors. Detailed information about our directors and executive officers is provided below. Effective March 10, 2004, Patrick H. Daugherty and M. Edward Stearns resigned from our Board of Directors. Accordingly, they are not included in the table above and their biographical information is not presented below.

Directors

C. Christian Winkle has served as our President, Chief Executive Officer and a director since March 2000. From January 1999 through March 2000, he served as our Executive Vice President and Chief Operating Officer. Prior to that, Mr. Winkle served as Executive Vice President and Chief Operating Officer of Integrated Health Services, Inc., or IHS, a long-term health care service provider, from May 1997 to December 1998. From May 1997 through April 1998, he served as Executive Vice President, Field Operations for owned and leased IHS facilities, and from May 1995 to May 1997, he served as Senior Vice President, Operations of IHS. Prior to that, Mr. Winkle served in various capacities at IHS, including Regional Vice President of Operations and President, MSU Product Development, from September 1992.

Victor L. Lund has served as our non-executive Chairman of the Board of Directors and as a director since May 2002. From June 1999 through June 2002, he served as Vice Chairman of the Board of Albertson’s, Inc., a food and drug retailer. He is also a member of the board of directors of The Steiner Corporation, Borders Group, Inc., NCR Corporation and Service Corporation International. From May 1995 through June 1999, Mr. Lund served as Chairman of the Board and Chief Executive Officer of American Stores Company, a food and drug retailer. His previous position consisted of serving as President and Chief Executive Officer of American Stores.

Earl P. Holland has served as a director since May 2002. He is the former Vice Chairman and Chief Operating Officer for Health Management Associates, Inc., or HMA, an owner and operator of acute-care hospitals. Prior to joining HMA, he worked at Humana, Inc., a hospital management company, from 1971 to 1981, ultimately serving as Chief Executive Officer for a hospital in Overland Park, Kansas. He joined HMA in 1981 and held several operations positions until being promoted to Vice Chairman and Head of the Acquisitions Group in 1997. He became Chief Operating Officer of HMA in 1999. He currently serves on the board of directors of

Cornerstone Management Partners, Inc., Essent Healthcare Company, First Bancorp, Inc., Team Health, Inc. and Ultrawatt Energy Systems, Inc. Mr. Holland earned a B.S. degree in Business Administration from Southeast Missouri State University in 1968.

Philip L. Maslowe has served as a director since August 2002. Most recently he served as the Executive Vice President and Chief Financial Officer of The Wackenhut Corporation, a security, staffing and privatized prisons corporation, where he was employed since August 1997. From July 1993 until May 1997, he served in various executive positions at KinderCare Learning Centers, Inc., a childcare company, most recently as Executive Vice President and Chief Financial Officer. Mr. Maslowe was formerly Chairman of the Board of AMF Bowling Worldwide, Inc. Mr. Maslowe received a B.B.A. from Loyola University of Chicago and a Masters Degree in Management from Northwestern University.

Mohsin Y. Meghji has served as a director since May 2002. He is a principal of Loughlin Meghji + Company, or LM+Co., a New York based restructuring advisory firm. Prior to forming LM+Co. in January 2002, Mr. Meghji was a partner in the Restructuring Group of Andersen LLP, a business advisory firm where he was employed since January 1994. For the majority of his career, Mr. Meghji has specialized in advising management, investors and creditors in relation to business restructurings in a variety of industries, including health care. He served as the financial advisor to the lenders under our prepetition senior credit facility during our bankruptcy proceedings. Mr. Meghji received an honors B.B.A. from the Schulich School of Business of York University, Canada in 1987 and has also attended the INSEAD Business School in France for executive courses. He is a U.K. and Canadian Chartered Accountant.

Officers

Michael E. Boxer has served as our Executive Vice President and Chief Financial Officer since January 2003. Prior to joining us, Mr. Boxer served as Senior Vice President and Chief Financial Officer of Watson Pharmaceuticals, Inc., a New York Stock Exchange listed specialty pharmaceuticals company. Before joining Watson in July 1998, Mr. Boxer was President of The Enterprise Group, a financial advisory firm. Prior to that, Mr. Boxer was Vice President of the Health Care Group at Furman Selz, LLC, a New York based investment bank.

Boyd P. Gentry has served as our Senior Vice President and Treasurer since November 1997. Mr. Gentry has also served as President and Chief Operating Officer of our APS Division prior to its disposition in January 2002. Mr. Gentry joined us in July 1995 as Vice President, Investor Relations and Treasurer. Prior to his time with us, Mr. Gentry held various commercial lending and corporate finance positions with Bank of America (formerly NationsBank) where his last position was Senior Vice President, Corporate Finance.

Stefano M. Miele has served as our Senior Vice President, General Counsel and Secretary since January 2002. Prior to January 2002, Mr. Miele served as our Senior Vice President, Associate General Counsel and Assistant Secretary. He joined one of our predecessor companies in April 1995 as Associate General Counsel. Mr. Miele joined us from the international law firm of Jones, Day, Reavis and Pogue, where he worked in the corporate group.

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

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Holland (Chairman), Maslowe and Meghji. The Board of Directors has determined that Messrs. Holland and Maslowe are “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act (since we are not listed on the New York Stock Exchange or American Stock Exchange or quoted on Nasdaq, we have elected to use the definition of independence in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards as required by Item 7(d)(3)(iv)(B) of Schedule 14A of the Exchange Act). The Board of Directors has also determined that Messrs. Holland and Maslowe each qualify as an “audit committee financial expert” as defined under Item 401 of Regulation S-K.

Appointment of Directors/Emergence from Bankruptcy

We emerged from bankruptcy protection effective May 13, 2002 pursuant to the terms of our Joint Plan. Each of the directors currently serving on our Board of Directors, other than Mr. Maslowe, received their initial appointment pursuant to the terms of our Joint Plan. There is no agreement or term of the Joint Plan that governs the future selection of directors. The Board of Directors elected Mr. Maslowe to a vacant director position in August 2002.

Section 16(A) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and officers, and any persons who beneficially own more than 10% of our Common Stock, are required to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely upon our review of copies of such reports from the time of our emergence from bankruptcy, when we issued our Common Stock, until the end of our 2003 fiscal year, and written representations from our directors and officers, we believe that all filing requirements applicable to directors, officers and more than 10% beneficial owners for this period have been complied with, except for the following matters: Messrs. Gentry, Miele, O’Malley, Straub and Winkle each filed a late Form 4 on February 17, 2004 in connection with the options received by them pursuant to the employee stock option exchange discussed in Item 5 above. Messrs. Daugherty (January 14, 2004), Holland (January 12, 2004), Lund (January 12, 2004), Maslowe (January 12, 2004), Meghji (January 13, 2004) and Stearns (January 12, 2004) each filed a late Form 4 on the date listed in the parenthetical next to their names in connection with the director stock option exchange discussed in Item 5 above. Mr. Stearns also filed a late Form 4 on February 13, 2004 relating to a disposition of stock by a company in which he is a beneficial owner.

Code of Ethics

We have adopted a code of ethics, or the Code of Ethics, that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is posted on our website at www.marinerhealthcare.com. Any waivers of or changes to the Code of Ethics will be posted on our website. We also have a company-wide code of conduct, or the Code of Conduct, applicable to all of our employees, including our senior executives. The Code of Conduct is also posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information concerning compensation earned by our Chief Executive Officer during the year ended December 31, 2003 and our four other most highly compensated executive officers serving at December 31, 2003 who earned over $100,000 in salary and bonus. They are collectively referred to as the named executive officers. Until May 13, 2002, the named executive officers were employed by Mariner Post-Acute Network, Inc. (a predecessor to Mariner Health Care, Inc.). After that date, Mariner Health Care Management Company, or the Management Company, a wholly-owned subsidiary of ours, employed Dr. Polakoff and Messrs. Gentry and Miele.

Summary Compensation Table

	Annual Compensation

					All Other
Name and Principal Position	Fiscal Year (1)	Salary	Bonus		Compensation

C. Christian Winkle	2003	$750,000	$455,560		$18,000	(4)
President, Chief Executive	2002	737,308	2,197,500	(2)	107,554	(4)
Officer and Director	2001-12/31	652,550	585,000	(3)	15,450	(4)
	2001	652,550	780,000		12,900	(4)
Michael E. Boxer(5)	2003	$427,500	$210,859		$70,645	(6)
Executive Vice President and Chief
Financial Officer

David F. Polakoff, M.D.	2003	$390,386	$136,668		$8,680	(6)
Senior Vice President,	2002	363,462	$260,000	(2)	10,066	(6)
Medical Affairs and Chief Medical	2001-12/31	350,000	67,500	(3)	10,350	(6)
Officer	2001	350,000	90,000		10,350	(6)
Boyd P. Gentry	2003	$325,000	$102,375		$10,800	(6)
Senior Vice President	2002	314,423	465,000	(2)	10,483	(6)
and Treasurer	2001-12/31	272,077	112,500	(3)	8,342	(6)
	2001	262,846	150,000		8,342	(6)
Stefano M. Miele	2003	$250,000	$75,926		$10,800	(6)
Senior Vice President,	2002	246,741	250,000	(2)	9,377	(6)
General Counsel and Secretary	2001-12/31	196,154	56,250	(3)	10,350	(6)
	2001	193,558	75,000		10,350	(6)

(1)	The row “2001 — 12/31” represents the twelve-month period ended December 31, 2001, including the three month transition period from October 1, 2001 to December 31, 2001 in connection with a change in our fiscal year end from September 30 to December 31. The row “2001” represents the twelve-month period ended September 30, 2001. Consequently, the compensation paid during the nine-month period from January 1, 2001 to September 30, 2001 is reported in both rows.

(2)	Includes, for Mr. Winkle, Dr. Polakoff, Mr. Gentry and Mr. Miele, respectively, $697,500, $160,000, $140,000 and $100,000 as bonuses earned for 2002 but paid in 2003 and $1,500,000, $100,000, $325,000 and $150,000 as payments made in 2002 pursuant to a key employee retention plan approved by the Bankruptcy Court and paid in connection with our emergence from bankruptcy.

(3)	Represents prorated portion of bonus (9/12) earned during the twelve-month period ended December 31, 2001.

(4)	Represents automobile allowances only for all periods reported, except 2002 which includes $89,554 in relocation expenses reimbursed to Mr. Winkle pursuant to our relocation plan when he relocated his residence from Maryland to our corporate headquarters in Atlanta, Georgia and $18,000 in automobile allowance.

(5)	Mr. Boxer’s employment commenced January 14, 2003.

(6)	For 2003, includes automobile allowances of $7,800 paid to Dr. Polakoff and Messrs. Gentry and Miele, respectively, and matching contributions of $880, $3,000 and $3,000 made to Dr. Polakoff and Messrs. Gentry and Miele, respectively, under our 401(k) Plan. For Mr. Boxer, includes an automobile allowance of $7,600 paid in 2003 and $63,045 in relocation expenses reimbursed to Mr. Boxer pursuant to our relocation plan when he relocated his residence from California to our corporate headquarters in Atlanta, Georgia. For 2002, includes automobile allowances of $7,800 paid to Dr. Polakoff and Messrs. Gentry and Miele, respectively, and matching contributions of $2,266, $2,683 and $1,577 made to Dr. Polakoff and Messrs. Gentry and Miele, respectively, under our 401(K) Plan. For 2001, includes automobile allowances of $7,800 paid to Dr. Polakoff and Messrs. Gentry and Miele, respectively, and matching contributions of $2,550, $542 and $2,550 made to Dr. Polakoff and Messrs. Gentry and Miele, respectively, under our 401(K) Plan.

Option Grants in Last Fiscal Year

The following table presents stock option grants made to each of the named executive officers during the year ended December 31, 2003. Except for Mr. Winkle’s, these option grants vest ratably over four years commencing on the first anniversary of the date of grant, which was December 16, 2003. Mr. Winkle’s option grant vests at the rate of 8.33% per quarter, with the remaining shares vesting on the third anniversary of December 16, 2003, the date of grant. The exercise price per share of each option granted was equal to the fair market value of our Common Stock on the date of grant.

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

Option Grants in Last Fiscal Year Table

					Potential Realizable
	Individual Grants				Value at Assumed
					Annual Rates of Stock
	Number of	Percent of			Price Appreciation
	Securities	Total Options	Exercise		for Option Term
	Underlying	Granted to	or Base
	Options	Employees in	Price	Expiration	5%	10%
Name	Granted (#)	Fiscal Year	($/Sh)	Date	($)	($)

C. Christian Winkle	439,560	23.0%	$18.08	12/16/13	$4,997,980	$12,665,861
Michael E. Boxer	200,000	10.4	6.30	1/14/13	792,407	2,008,115
David F. Polakoff	40,000	2.1	18.08	12/16/13	454,817	1,152,595
Boyd P. Gentry	65,000	3.4	18.08	12/16/13	739,077	1,872,966
Stefano M. Miele	40,000	2.1	18.08	12/16/13	454,817	1,152,595

Option Exercises and Fiscal Year End Option Values

No options were exercised and no value was realized from any exercises during our 2003 fiscal year. With the exception of Messrs. Winkle and Boxer, there were no vested and unexercised options held at the end of our 2003 fiscal year by our named executive officers. Value of in-the-money options represents the aggregate market value of the underlying securities at our 2003 fiscal year end minus the aggregate exercise price payable for those shares.

All options granted prior to our 2003 fiscal year to the named executive officers, except for Mr. Boxer’s, were tendered to, accepted and cancelled by us on June 14, 2003. Such tender, acceptance and cancellation occurred in connection with our offer to exchange options held by employees having an exercise price of $20.12 per share previously granted under the 2002 Stock Incentive Plan for new options. Effective December 16, 2003, the Compensation Committee granted new options pursuant to the 2002 Stock Incentive Plan to the named executive officers to purchase shares of Common Stock at a strike price of $18.08. These options will vest in four equal annual installments beginning on the first anniversary of the date of grant of the new options, with the exception of the options granted to Mr. Winkle, which will vest in accordance with the terms set forth in his employment agreement. We did not record any compensation expense with respect to the named executive officers as a result of the exchange program since the options were issued at the fair market value of our Common Stock on the grant date.

Mr. Boxer did not tender his options to us, and as a result, the options remain outstanding and are set forth in the table below. No value was realized from the exercise of stock options during the fiscal year ended December 31, 2003 because no options were exercised. The following table presents unexercised options that were held at the end of our 2003 fiscal year by each named executive officer. Value of in-the-money options represents the aggregate market value of the underlying securities at December 31, 2003 minus the aggregate exercise price payable for those shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values Table

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired		Options at Fiscal Year-End		at Fiscal Year-End(1)
	on	Value	(#)		($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

C. Christian Winkle	—	—	36,615	402,945	$154,515	$1,700,428
Michael E. Boxer	—	—	50,000	150,000	$800,000	$2,400,000
David F. Polakoff	—	—	—	40,000	—	$168,800
Boyd P. Gentry	—	—	—	65,000	—	$274,300
Stefano M. Miele	—	—	—	40,000	—	$168,800

(1)	Value of exercised and unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $22.30, the closing price of our Common Stock on December 31, 2003.

Employment Agreements

The following are summaries of the employment agreements with our named executive officers. Although Messrs. Gentry and Miele are employed by the Management Company, each is serving as an officer of both Mariner and the Management Company. Dr. Polakoff is employed by and an officer of the Management Company. Mr. Winkle and Mr. Boxer are both employed by and officers of Mariner.

C. Christian Winkle

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

Michael E. Boxer

We have entered into an employment agreement with Mr. Boxer as of December 4, 2002. Mr. Boxer’s agreement provides for a continuous term during the period he remains employed by us. Pursuant to this agreement, Mr. Boxer is entitled to receive:

•	a base salary, currently $450,000 per year, which is reviewed by our Board of Directors annually, and may increase, but not decrease;

•	an annual bonus of between 50% and 100% of his annual base salary if we achieve specified financial targets; and

•	fringe benefits, including stock options and pension and welfare benefits.

If within one year following a change of control Mr. Boxer’s employment is terminated without cause or he terminates his employment for good reason, then he will receive in a lump sum: (i) a prorated target bonus for bonus amounts earned during the year of termination; and (ii) an amount equal to 2.5 times the sum of (x) his then-current base salary plus (y) the greater of the average bonus paid to him over the two prior years or his target bonus. In addition, Mr. Boxer will be entitled (subject to mitigation) to benefit continuation for a period of thirty-six months following his termination and all equity-based awards will become fully vested.

If Mr. Boxer’s employment is terminated without cause either prior to a change in control or following the first anniversary of a change of control, he will continue to receive his then-current salary for a period of two years and he will also receive the minimum annual bonus permitted under his employment agreement for the two fiscal years ending after the date of his termination, payable at the time other executives of Mariner receive their bonus payments. Finally, he will receive in lump sum his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then-current salary. In addition, all equity-based awards will become fully vested.

Mr. Boxer has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for two years following the end of his employment. In addition, if Mr. Boxer terminates his employment without good reason, he is restricted from competing against us for a period of one year.

David F. Polakoff

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

If Dr. Polakoff’s employment is terminated without cause either prior to a change in control or following the first anniversary of a change of control, he will continue to receive his then-current salary for a period of one and one-half years. He will also receive a lump sum payment equal to his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then-current salary.

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

Boyd P. Gentry

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

If Mr. Gentry’s employment is terminated without cause either prior to a change in control or following the first anniversary of a change of control, he will continue to receive his then current salary for a period of two and one-half years. He will also receive a lump sum payment equal to his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then current salary. In addition, all equity-based awards will become fully vested.

Mr. Gentry has agreed not to solicit any client or prospective client of ours or solicit or hire our employees for two years following the end of his employment. In addition, if Mr. Gentry terminates his employment without good reason, he is restricted from competing against us for a period of one year.

Stefano M. Miele

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

If within one year following a change of control Mr. Miele’s employment is terminated without cause or he terminates his employment for good reason, then he will receive in a lump sum: (i) a prorated target bonus for bonus amounts earned during the year of termination; and (ii) an amount equal to 1.5 times the sum of (x) his then current base salary plus (y) the greater of the average bonus paid to him over the two prior years or his target bonus. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period of twenty-four months following his termination and all equity-based awards will become fully vested.

If Mr. Miele’s employment is terminated without cause either prior to a change in control or following the first anniversary of a change of control, he will continue to receive his then-current salary for a period of one and one-half years. He will also receive a lump sum payment equal to his prorated target bonus for bonus amounts earned during the year of termination. In addition, he will be entitled (subject to mitigation) to benefit continuation for a period not to exceed the period for which he receives his then-current salary. In addition, all equity-based awards will become fully vested.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Lund (Chairman), Holland and Maslowe. None of the members of our Compensation Committee was at any time during our 2003 fiscal year, or any other time, an officer or employee of any Mariner entity. None of the members of the Compensation Committee serves as a member of the board of or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation of Outside Directors

Directors who are executive officers receive no additional compensation from us for their services as a director or as a member of any committee of the Board of Directors. Each outside director, other than the Chairman of the Board of Directors, received a grant of 7,500 restricted shares of Common Stock (which a director may elect to defer the right to receive) on July 30, 2003, which replaced earlier granted and subsequently cancelled options (see Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, Director Stock Option Exchange) under our 2003 Outside Directors’ Plan. The restricted shares granted were 50% vested as of the date of grant, and the remaining shares vest in equal increments over the next two years on May 16, 2004 and May 16, 2005. With the exception of the Chairman of the Board of Directors, each outside director also receives an annual retainer of $35,000 and $2,000 for each board meeting he attends in person or via telephone. Members of the Audit Committee, other than the Chairman, receive a $5,000 annual retainer and each member is paid $1,500 per meeting of the Audit Committee. The Chairman of the Audit Committee receives an annual retainer of $7,500. Members of each of the Compensation Committee and the Nominating and Corporate Governance Committee, other than the Chairman of such committees, receive a $3,000 annual retainer and each member of both committees is paid $1,000 for each committee meeting. The Chairman of both of such committees receive an annual retainer of $5,000 per year. We also reimburse each director for reasonable expenses incurred in connection with attendance at any board or committee meetings. The Chairman of our Board of Directors received 15,000 restricted shares of Common Stock on July 30, 2003. These shares were 50% vested on the date of grant, and the remaining shares vest in equal increments over the next two years on May 16, 2004 and May 16, 2005. Our Chairman receives an annual retainer of $120,000 and the standard fee for each board or committee meeting he attends in person or via telephone.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 2004, the number and percentage of shares of our Common Stock beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by: (i) all persons known to us to beneficially own more than 5% of our Common Stock; (ii) each of our directors; (iii) each named executive officer; and (iv) all directors and executive officers as a group. The number of shares owned by a person includes shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 12, 2004. The number of shares owned by 5% beneficial owners is based on the most recent information available to us, and, except as noted below, the address of each beneficial owner is c/o Mariner Health Care, Inc., One Ravinia Drive, Suite 1500, Atlanta, Georgia 30346.

	Number of Shares		Percentage
Beneficial Owner	Owned		Owned(1)

Directors and Executive Officers:
C. Christian Winkle	36,615	(2)	*
Michael E. Boxer	55,000	(3)	*
Boyd P. Gentry	—		—
Stefano M. Miele	—		—
David F. Polakoff, M.D.	—		—
Victor L. Lund	11,250	(4)	*
Earl P. Holland	5,625	(5)	*
Philip L. Maslowe	5,625	(5)	*
Mohsin Y. Meghji	10,625	(5)(6)	*
and executive officers as a group (11 persons)	128,740	(7)	*
5% Beneficial Owners:
Oaktree Capital Management, LLC and affiliates	5,747,092	(8)	28.7%

*	Represents less than one percent of the outstanding shares of our Common Stock at March 12, 2004.

(1)	Based on 20,007,500 shares of our Common Stock outstanding as of March 12, 2004. Shares issuable under stock options or warrants exercisable within 60 days of March 12, 2004 are treated as if outstanding for the purpose of computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Similarly shares of restricted Common Stock that (x) are vested, but whose issuance has been deferred at the election of the relevant person and (y) vest within 60 days of March 12, 2004 are treated as if outstanding for the purpose of computing the percentage ownership of the person holding these securities but are not treated as outstanding for computing the percentage ownership of any other person.

(2)	Consists of options that are exercisable within 60 days of March 12, 2004 to acquire 36,615 shares of Common Stock.

(3)	Consists of 5,000 shares of Common Stock and options that are exercisable within 60 days of March 12, 2004 to acquire 50,000 shares of Common Stock.

(4)	Consists of 11,250 shares of restricted Common Stock that are vested or vest within 60 days of March 12, 2004.

(5)	Consists of 5,000 shares of Common Stock and 5,625 shares of restricted stock that are vested or vest within 60 days of March 12, 2004.

(6)	Pursuant to an arrangement between Mr. Meghji and LM + Co., Mr. Meghji is required to assign or remit all compensation, including stock options and restricted stock, received as a director of Mariner to his employer. Accordingly, Mr. Meghji disclaims beneficial ownership of these securities.

(7)	See notes (1) — (6). Also includes 4,000 shares owned by one of our executive officers who is not a named executive officer.

(8)	Based upon Amendment No. 7 to Schedule 13D filed with the SEC on March 12, 2004 by Oaktree Capital Management, LLC, OCM Opportunities Fund II, L.P., or Opportunities II, and OCM Opportunities Fund III, L.P., or Opportunities III, collectively, the Oaktree Funds and Accounts. Oaktree Capital Management is the general partner and/or investment advisor of Opportunities II and Opportunities III. Opportunities II has sole power to vote and dispose of 2,985,290 shares of our Common Stock, Opportunities III has sole power to vote and dispose of 2,486,215 shares of our Common Stock and certain other affiliates of Oaktree Capital Management beneficially own, in the aggregate, 275,587 shares of our Common Stock. Although Oaktree Capital Management may be deemed to beneficially own the shares of Common Stock held by the Oaktree Funds and Accounts by virtue of its status as general partner or investment manager of those funds and accounts, Oaktree Capital Management, a registered investment advisor under the Investment Advisors Act of 1940, disclaims any beneficial interest in those shares except to the extent of its pecuniary interest therein. The address of the Oaktree Funds and Accounts is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees for the last two fiscal years we paid to Ernst & Young LLP for audit and other services:

	2003	2002
Audit fees	$1,730,000	$2,510,000
Audit-related fees	73,000	120,000
Tax fees	304,000	640,000
All other fees	201,000	270,000

Total	$2,308,000	$3,540,000

All audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. In the event any audit or non-audit services require approval prior to a scheduled Audit Committee meeting, the Audit Committee Chairman or his designee is authorized to approve any such services, which approval is subsequently communicated to the full Audit Committee at its next regular meeting. During 2003 all services performed by the auditors were pre-approved by our Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

1.     Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

Page

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the Reorganized Company for the year ended December 31, 2003 and for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the year ended September 30, 2001
F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Reorganized Company for the year ended December 31, 2003 and for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the year ended September 30, 2001
F-4
Consolidated Statements of Cash Flows for the Reorganized Company for the year ended December 31, 2003 and for the eight months ended December 31, 2002 and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the year ended September 30, 2001
F-5
Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedule

The following schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits

Exhibit
Number	Exhibit

†2.1	Second Amended Joint Plan of Reorganization for Mariner Post-Acute Network, Inc., Mariner Health Group, Inc. and Their Respective Debtor Affiliates dated February 1, 2002 (incorporated herein by reference to Exhibit 2.1 to the Company’s Transition Report on Form 10-K for the transition period from October 1, 2001 to December 31, 2001).

†2.2	Findings of Fact, Conclusions of Law and Order Confirming Debtors’ Joint Plan of Reorganization, as signed by the United States Bankruptcy Court for the District of Delaware on April 3, 2002 and entered on the docket of the United States Bankruptcy Court for the District of Delaware in the Chapter 11 cases of the Company and its affiliates (other than MHG and its affiliates) on April 3, 2002 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 17, 2002).

†2.3	Findings of Fact, Conclusions of Law and Order Confirming Debtors’ Joint Plan of Reorganization, as signed by the United States Bankruptcy Court for the District of Delaware on April 3, 2002 and entered on the docket of the United States Bankruptcy Court for the District of Delaware in the Chapter 11 cases of MHG and its affiliates (other than the Company and its affiliates) on April 3, 2002 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated April 17, 2002).

†2.4	Asset Purchase Agreement dated as of August 19, 2003 by and among Formation Properties III, LLC, certain affiliates of Formation Properties III, LLC, Mariner Health Care, Inc. and certain subsidiaries of Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended September 30, 2003 (the “September 2003 10-Q”)). Certain exhibits and schedules referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

†2.5	First Amendment to Asset Purchase Agreement dated as of September 30, 2003 by and among Formation Properties III, LLC, certain affiliates of Formation Properties III, LLC, Mariner Health Care, Inc. and certain subsidiaries of Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.3 to the September 2003 10-Q).

2.6	Master Transaction Agreement, dated October 27, 2003, by and among: Mariner Health Care, Inc., individually and on behalf of each of its subsidiaries and affiliates identified on Exhibit A; and Belleair East Medical Investors, Ltd. (L.P.), Dallas Medical Investors, Ltd. (L.P.), Denver Medical Investors, Ltd. (L.P.), Ft. Bend Medical Investors, Ltd. (L.P.), Houston-Northwest Medical Investors, Ltd. (L.P.), Melbourne Healthcare Associates, Ltd., Northwest Healthcare, L.P., Orange Healthcare, Ltd. (L.P.), Pinellas III Healthcare, Ltd. (L.P.), Polk Healthcare, Ltd. (L.P.), Pt. Charlotte Healthcare, Ltd. (L.P.), South Denver Healthcare Associates, Ltd. (L.P.), and Tallahassee Healthcare Associates, Ltd. (L.P.), and Belleair East HCC, LLC, Melbourne Terrace RCC, LLC, Spring Lake NC, LLC, Conway Lakes NC, LLC, Deep Creek RNC, LLC, East Bay NC, LLC; and Samuel B. Kellett, SBK LLC and SBK Capital, LLC. Certain exhibits and schedules referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

†3.1	Third Amended and Restated Certificate of Incorporation of Mariner Health Care, Inc. dated as of May 13, 2002 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A dated May 13, 2002).

†3.2	Amended and Restated Bylaws of Mariner Health Care, Inc. dated as of May 13, 2002 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A dated May 13, 2002).

†4.1	Warrant Agreement, dated as of May 13, 2002, between Mariner Health Care, Inc. and American Stock Transfer and Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “March 2002 10-Q”)).

†4.2	Indenture, dated as of May 13, 2002, among Mariner Health Care, Inc., the Guarantors listed on Schedule I thereto, and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to the March 2002 10-Q).

†4.3	Note issued in connection with the Indenture dated as of May 13, 2002, among Mariner Health Care, Inc., the Guarantors listed on Schedule I thereto and the Bank of New York with respect to the issuance of $150,000,000 in Principal Amount of Second Priority Secured Notes due 2009 (included in Exhibit 4.2 hereto).

†4.4	Common Stock Certificate for the Common Stock of Mariner Health Care, Inc., par value $.01 per share (incorporated herein by reference to Exhibit 4.4 to the March 2002 10-Q).

4.5	Form of Series A 8 1/4% Senior Subordinated Note Due 2013.

4.6	Form of Series B 8 1/4% Senior Subordinated Note Due 2013.

4.7	Indenture dated as of December 19, 2003, among Mariner Health Care, Inc., each of the Guarantors as named therein, and U.S. Bank National Association.

†4.8	Promissory Note, in the principal amount of $13,086,957.00, dated as of October 1, 2003 from FC Properties III, LLC in favor of Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.4 to the September 2003 10-Q).

†10.1	Equity Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc., and OCM Administrative Services II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the March 2002 10-Q).

†10.2	Debt Registration Rights Agreement, dated as of May 13, 2002 by and among Mariner Health Care, Inc. and OCM Administrative Services II, L.L.C. (incorporated herein by reference to Exhibit 10.2 to the March 2002 10-Q).

†10.3	Credit and Guaranty Agreement dated as of May 13, 2002 among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., and UBS Warburg LLC, as Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, General Electric Capital Corporation, as Collateral Monitoring Agent and Documentation Agent, and UBS AG Stamford Branch, as Administrative Agent, with respect to $297,000,000 Senior Secured Credit Facilities (incorporated herein by reference to Exhibit 10.3 to the March 2002 10-Q).

†10.4	Pledge and Security Agreement dated as of May 13, 2002 between each of Mariner Health Care, Inc., and the other Grantors party thereto, and Residential Funding Corporation d/b/a GMAC-RFC Health Capital, as the Joint Collateral Agent (incorporated herein by reference to Exhibit 10.4 to the March 2002 10-Q).

†10.5	Intercreditor and Collateral Agency Agreement dated as of May 13, 2002 among (i) Residential Funding Corporation d/b/a GMAC-RFC Health Capital, as Joint Collateral Agent thereunder, (ii) UBS AG, Stamford Branch, in its capacity as Administrative Agent, the Bank of New York, as trustee under the Rollover Note Indenture referred to therein, and Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.5 to the March 2002 10-Q).

*†10.6	Employment Agreement dated April 4, 2002, between C. Christian Winkle, President and Chief Executive Officer of Mariner Health Care, Inc., and Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 10-Q”)).

*†10.7	Employment Agreement dated May 13, 2002, between Boyd P. Gentry, Senior Vice President and Treasurer of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.2 to the June 2002 10-Q).

Exhibit
Number	Exhibit

*†10.8	Employment Agreement dated May 13, 2002, between Stefano Miele, Senior Vice President, General Counsel and Secretary of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.3 to the June 2002 10-Q).

*†10.9	Employment Agreement dated May 13, 2002, between Terry P. O’Malley, Senior Vice President, Human Resources of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.4 to the June 2002 10-Q).

*†10.10	Employment Agreement dated May 13, 2002, between William C. Straub, Senior Vice President and Chief Accounting Officer of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.5 to the June 2002 10-Q).

*†10.11	Employment Agreement dated May 13, 2002, between John M. Notermann, Senior Vice President, Corporate Development of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.6 to the June 2002 10-Q).

*†10.12	Employment Agreement dated May 13, 2002, between David F. Polakoff, M.D., Senior Vice President, Chief Medical Officer of Mariner Health Care, Inc., and Mariner Health Care Management Company (incorporated herein by reference to Exhibit 10.7 to the June 2002 10-Q).

†10.13	Civil and Administrative Settlement Agreement by and between the United States of America, acting through the United States Department of Justice, and on behalf of the Office of Inspector General of the Department of Health and Human Services and Mariner Post-Acute Network, Inc. (the predecessor company to Mariner Health Care, Inc.), Mariner Health Group, Inc. and Affiliated Debtors dated March 25, 2002 (incorporated herein by reference to Exhibit 10.8 to the June 2002 10-Q).

†10.14	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mariner Health Care, Inc. effective as of April 3, 2002 (incorporated herein by reference to Exhibit 10.9 to the June 2002 10-Q).

†10.15	Form of Management Agreement dated as of May 13, 2002, by and between Mariner Health Care Management Company and the subsidiaries of Mariner Health Care, Inc. operating skilled nursing facilities (incorporated herein by reference to Exhibit 10.10 to the June 2002 10-Q).

†10.16	Mariner Health Care, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the June 2002 10-Q).

†10.17	Mariner Health Care, Inc. 2002 Outside Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the June 2002 10-Q).

†10.18	First Amendment to Credit and Guaranty Agreement dated as of August 9, 2002, by and among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc., Goldman Sachs Credit Partners L.P., UBS Warburg LLC, UBS AG, Stamford Branch, General Electric Capital Corporation, and Residential Funding Corporation dba GMAC-RFC Health Capital (incorporated herein by reference to Exhibit 10.13 to the June 2002 10-Q).

*†10.19	Separation Agreement and General Release between Susan Thomas Whittle and Mariner Post-Acute Network, Inc. (incorporated herein by reference to Exhibit 10.14 to the June 2002 Form 10-Q).

*†10.20	Employment Agreement dated as of December 4, 2002, between Michael Boxer and Mariner Health Care, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 dated November 12, 2002).

†10.21	Second Amendment and Limited Waiver to Credit and Guaranty Agreement dated as of March 31, 2003 by and among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc. and certain other signatories thereto (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002).

†10.22	Third Amendment to Credit and Guaranty Agreement dated as of September 30, 2003 by and among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc. and certain other signatories thereto (incorporated herein by reference to Exhibit 10.1 to the September 2003 10-Q).

10.23	First Amendment to Settlement Agreement, made and entered into as of October 27, 2003, by and among: Mariner Health Care, Inc., individually and on behalf of each of its subsidiaries and affiliates identified on Exhibit A; and Belleair East Medical Investors, Ltd. (L.P.), Dallas Medical Investors, Ltd. (L.P.), Denver Medical Investors, Ltd. (L.P.), Ft. Bend Medical Investors, Ltd. (L.P.), Houston-Northwest Medical Investors, Ltd. (L.P.), Melbourne Healthcare Associates, Ltd., Northwest Healthcare, L.P., Orange Healthcare, Ltd. (L.P.), Pinellas III Healthcare, Ltd. (L.P.), Polk Healthcare, Ltd. (L.P.), Pt. Charlotte Healthcare, Ltd. (L.P.), South Denver Healthcare Associates, Ltd. (L.P.), and Tallahassee Healthcare Associates, Ltd. (L.P.); and Arlington Heights Medical Investors, Ltd., Villa Medical Investors, Ltd., Kenansville Medical Investors, Ltd., Creek Forest, Limited, Ft. Worth Medical Investors, Ltd., Samuel B. Kellett, Stiles A. Kellett, Jr., Sun City Center Associates, Ltd. (L.P.), The Charlotte Rich Kellett Irrevocable Trust dated November 1, 1991, acting through William R. Bassett, as Trustee, Kellett Partners, L.P., and The Samuel B. Kellett, Jr. Irrevocable Trust dated November 1, 1991, acting through William R. Bassett, as Trustee.

10.24	Registration Rights Agreement, dated as of December 19, 2003 by and among Mariner Health Care, Inc., various Guarantors, CIBC World Markets Corp., J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc.

10.25	Credit and Guaranty Agreement dated as of December 19, 2003 among Mariner Health Care, Inc., certain subsidiaries of Mariner Health Care, Inc. as Guarantors, various Lenders party thereto, CIBC World Markets Corp., J.P. Morgan Securities, Inc. and Lehman Brothers Inc. as Joint Lead Arrangers, JPMorgan Chase Bank and Lehman Commercial Paper Inc. as Co-Syndication Agents, Citicorp North America, Inc. and General Electric Capital Corporation as Co-Documentation Agents and Canadian Imperial Bank of Commerce as Administrative Agent and Collateral Agent.

10.26	Pledge and Security Agreement dated as of December 19, 2003 among Mariner Health Care, Inc. and the other Grantors party thereto and Canadian Imperial Bank of Commerce as Collateral Agent.

10.27	Mariner Health Care, Inc. 2003 Outside Directors’ Stock Incentive Plan (amending and restating the Mariner Health Care, Inc. 2002 Outside Directors’ Stock Incentive Plan).

21	Subsidiaries of the Company.

23	Consent of Ernst and Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Confirmation Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Confirmation Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†    Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Exchange Act, reference is made to the document previously filed with the SEC.

*    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on October 15, 2003 (divestiture of certain Florida facilities); October 30, 2003 (termination of certain Florida leases); December 2, 2003 (divestiture of Florida and Louisiana facilities and note offering); December 16, 2003 (agreement to sell notes); and December 22, 2003 (closing of note offering and senior credit facility).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.

By:	/s/ C. Christian Winkle

C. Christian Winkle
President and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ William C. Straub William C. Straub	Senior Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004

/s/ Victor L. Lund Victor L. Lund	Chairman of the Board	March 15, 2004

/s/ Earl P. Holland Earl P. Holland	Director	March 15, 2004

/s/ Philip L. Maslowe Philip L. Maslowe	Director	March 15, 2004

/s/ Mohsin Y. Meghji Mohsin Y. Meghji	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Mariner Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Mariner Health Care, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002, the three months ended December 31, 2001 and for the year ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Health Care, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002, the three months ended December 31, 2001 and for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill during 2002. Furthermore, as discussed in Notes 2 and 17 to the consolidated financial statements, the consolidated financial statements also reflect the application of fresh-start reporting as of May 1, 2002 and, therefore, the consolidated financial statements for periods after May 1, 2002 are not comparable in all respects to the consolidated financial statements for periods prior to such date.

ERNST & YOUNG LLP

Atlanta, Georgia
February 20, 2004

MARINER HEALTH CARE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$41,934	$38,618
Receivables, net of allowance for doubtful accounts of $97,448 and $72,996	234,098	264,092
Prepaid expenses and other current assets	25,396	34,947

Total current assets	301,428	337,657
Property and equipment, net	544,356	567,260
Reorganization value in excess of amounts allocable to identifiable assets	192,771	201,388
Goodwill, net	6,797	6,797
Restricted investments	19,300	38,693
Other assets	43,082	26,943

Total assets	$1,107,734	$1,178,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9,663	$9,793
Accounts payable	69,914	48,417
Accrued compensation and benefits	69,330	68,444
Accrued insurance obligations	54,315	28,650
Other current liabilities	42,202	65,787

Total current liabilities	245,424	221,091
Long-term debt, net of current maturities	379,973	474,969
Long-term insurance reserves	191,124	195,562
Other liabilities	31,741	14,044
Minority interest	3,319	4,677

Total liabilities	851,581	910,343
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,007,500 shares issued; 20,007,500 outstanding	200	200
Warrants to purchase common stock	935	935
Capital surplus	360,141	358,977
Unearned compensation	(616)	—
Accumulated deficit	(104,844)	(92,048)
Accumulated other comprehensive income	337	331

Total stockholders’ equity	256,153	268,395

Total liabilities and stockholders’ equity	$1,107,734	$1,178,738

The accompanying notes are an integral part of these consolidated financial statements.

MARINER HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Reorganized Company		Predecessor Company
	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001
Net revenue	$1,715,367	$1,163,006	$591,067	$450,542	$1,840,654
Costs and expenses
Operating expense
Wage and related costs	1,015,007	679,938	342,040	261,114	1,043,133
Supplies	100,490	71,285	36,466	28,901	120,768
Insurance	78,871	55,392	30,550	24,172	94,837
Divestiture related charges	49,564	—	—	—	—
Provision for bad debt	20,345	8,347	23,758	7,080	26,523
Rent expense	35,650	25,463	12,991	10,393	49,767
Other	294,779	200,721	98,020	71,613	343,898

Total operating expenses	1,594,706	1,041,146	543,825	403,273	1,678,926
General and administrative expenses	99,103	47,072	25,213	18,943	73,957
Depreciation and amortization	37,082	22,764	11,556	10,928	48,687
(Gain) loss on sale of divested facilities	(25,197)	2,122	—	—	—
Impairment of long-lived assets	—	84,600	—	—	—
Loss on settlement with government	—	—	—	—	33,410

Total costs and expenses	1,705,694	1,197,704	580,594	433,144	1,834,980

Operating income (loss)	9,673	(34,698)	10,473	17,398	5,674
Other (expenses) income
Interest expense (Contractual interest for the four months ended April 30, 2002 was $45,697, for the three months ended December 31, 2001 was $43,487 and for the fiscal year ended September 30, 2001 was $201,066)	(36,493)	(26,972)	(2,918)	(3,398)	(4,613)
Loss on write-off of deferred financing costs	(5,941)	—	—	—	—
Interest income	2,747	5,485	1,154	2,602	6,005
Reorganization items	—	—	1,394,309	(13,153)	(47,721)
Other	1,345	(336)	1,495	(15)	(462)

(Loss) income from continuing operations before income taxes	(28,669)	(56,521)	1,404,513	3,434	(41,117)
(Benefit) provision for income taxes	(6,142)	1,323	(144)	(25)	(5,706)

(Loss) income from continuing operations	(22,527)	(57,844)	1,404,657	3,459	(35,411)
Discontinued operations
(Loss) income from discontinued operations, net of tax	(1,583)	(470)	216	936	2,016
Gain on sale of discontinued operations, net of tax	11,314	—	29,082	—	—

Net (loss) income	$(12,796)	$(58,314)	$1,433,955	$4,395	$(33,395)

(Loss) earnings per share - basic and diluted
(Loss) income from continuing operations	$(1.13)	$(2.89)	$19.06	$0.05	$(0.48)
(Loss) income from discontinued operations	(0.08)	(0.03)	—	0.01	0.03
Gain on sale of discontinued operations	0.57	—	0.40	—	—

Net (loss) income per share	$(0.64)	$(2.92)	$19.46	$0.06	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

MARINER HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(dollars and shares in thousands)

			Warrants				Accumulated
			to				Other
	Common Stock		Purchase				Comprehensive
			Common	Capital	Unearned	Accumulated	Income
Predecessor Company	Shares	Par Value	Stock	Surplus	Compensation	Deficit	(Loss)	Total
Balance, September 30, 2000	73,688	$737	—	$980,952	$—	$(2,420,378)	$(1,488)	$(1,440,177)
Components of comprehensive loss
Net loss	—	—	—	—	—	(33,395)	—	(33,395)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	2,063	2,063

Comprehensive loss								(31,332)

Balance, September 30, 2001	73,688	737	—	980,952	—	(2,453,773)	575	(1,471,509)
Components of comprehensive income
Net income	—	—	—	—	—	4,395	—	4,395
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(146)	(146)

Comprehensive income								4,249

Balance, December 31, 2001	73,688	737	—	980,952	—	(2,449,378)	429	(1,467,260)
Components of comprehensive income
Net income	—	—	—	—	—	1,433,955	—	1,433,955
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(603)	(603)

Comprehensive income								1,433,352

Balance, April 30, 2002	73,688	737	—	980,952	—	(1,015,423)	(174)	(33,908)
Fresh-start accounting adjustments	(73,688)	(737)	—	(980,952)	—	981,689	—	—
Issuance of common stock	20,000	200	—	358,977		—	—	359,177
Issuance of warrants to purchase common stock	—	—	$935	—	—	—	—	935

Reorganized Company
Balance, May 1, 2002	20,000	200	935	358,977	—	(33,734)	(174)	326,204
Components of comprehensive loss
Net loss	—	—	—	—	—	(58,314)	—	(58,314)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	505	505

Comprehensive loss								(57,809)

Balance, December 31, 2002	20,000	200	935	358,977	—	(92,048)	331	268,395
Grant of restricted stock to directors	—	—	—	1,164	$(1,164)	—	—	—
Amortization of unearned compensation	—	—	—	—	548	—	—	548
Issuance of restricted stock to directors	8	—	—	—	—	—	—	—
Components of comprehensive loss
Net loss	—	—	—	—	—	(12,796)	—	(12,796)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	6	6

Comprehensive loss								(12,790)

Balance, December 31, 2003	20,008	$200	$935	$360,141	$(616)	$(104,844)	$337	$256,153

The accompanying notes are an integral part of these consolidated financial statements.

MARINER HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Reorganized Company		Predecessor Company
	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001
Cash flows from operating activities
Net (loss) income	$(12,796)	$(58,314)	$1,433,955	$4,395	$(33,395)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for bad debt	42,391	4,749	25,240	7,754	27,790
(Gain) loss on sale of divestitures	(36,511)	2,122	(29,082)	—	—
Depreciation and amortization	37,082	22,764	11,556	10,928	48,686
Amortization of deferred financing costs	7,288	669	—	—	—
Stock compensation	548	—	—	—	—
Impairment of long-lived assets	—	84,600	—	—	—
Loss on settlement with government	—	—	—	—	33,410
Casualty gain	—	—	(1,527)	—	—
Reorganization items	—	—	(1,394,309)	13,153	47,721
Minority interest and other	(712)	336	33	15	462
(Benefit) provision for income taxes	(6,142)	1,323	(144)	(25)	(5,706)
Loss (income) loss from discontinued operations	1,583	470	(216)	(936)	(2,016)
Changes in operating assets and liabilities
Receivables	(19,960)	(39,816)	(12,832)	(4,630)	(59,426)
Prepaid expenses and other current assets	5,134	1,539	3,128	7,190	21,327
Accounts payable	21,719	(5,262)	(25,512)	(6,478)	22,652
Accrued and other current liabilities	392	(24,035)	25,382	(13,574)	(15,262)
Insurance reserves	21,227	22,116	11,369	14,926	53,903
Other	(3,037)	(1,672)	(8,418)	(468)	(4,288)

Net cash provided by operating activities of continuing operations before reorganization items	58,206	11,589	38,623	32,250	135,858

Net cash (utilized) provided by discontinued operations	(180)	(1,563)	(78)	2,285	8,021

Payment of reorganization items, net	(16,087)	(38,178)	(35,813)	(14,824)	(46,191)

Cash flows from investing activities
Purchases of property and equipment	(74,102)	(33,565)	(27,553)	(6,229)	(31,902)
Acquisition of a skilled nursing facility	—	(8,900)	—	—	—
Proceeds from divestitures and sales of property, equipment and other assets	91,269	4,065	92,446	32	7,900
Restricted investments	19,399	12,319	(14,975)	(5,082)	3,393
Net collections on notes receivable	471	58	146	595	1,171
Insurance proceeds	2,896	7,414	6,020	—	—

Net cash provided (utilized) by investing activities	39,933	(18,609)	56,084	(10,684)	(19,438)

Cash flows from financing activities
Repayment of long-term debt	(375,364)	(5,881)	(386,872)	(4,337)	(39,668)
Proceeds from issuance of long-term debt	310,000	—	212,000	—	—
Payment of deferred financing fees	(13,192)	—	(6,424)	—	—

Net cash utilized by financing activities	(78,556)	(5,881)	(181,296)	(4,337)	(39,668)

Increase (decrease) in cash and cash equivalents	3,316	(52,642)	(122,480)	4,690	38,582
Cash and cash equivalents, beginning of period	38,618	91,260	213,740	209,050	170,468

Cash and cash equivalents, end of period	$41,934	$38,618	$91,260	$213,740	$209,050

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 NATURE OF BUSINESS

Reporting Entity

Mariner Health Care, Inc. and its subsidiaries (collectively the “Company”) provide post-acute health care services, primarily through the operation of skilled nursing facilities. As of December 31, 2003, the Company operated 256 skilled nursing facilities and eight stand-alone assisted living facilities with an aggregate of 31,489 licensed beds. The Company owns 70% of its facilities. The Company also operates eleven long-term acute care hospitals (“LTACs”) in four states, with 613 licensed beds. The Company’s facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado and Maryland and clusters in twelve geographic markets in nine of the states in which the Company operates. Skilled nursing services and LTACs represent the Company’s two reportable segments (see Note 21).

The Company and certain of its subsidiaries emerged from bankruptcy on May 13, 2002 (the “Effective Date”) pursuant to the terms of the Joint Plan of Reorganization (the “Joint Plan”) filed by Mariner Post-Acute Network Inc. (“MPAN”) and Mariner Health Group, Inc. (“MHG”) and certain of their respective subsidiaries, as amended and approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), and changed its name from MPAN to Mariner Health Care, Inc.

In October 2001, the Company received the approval of the Bankruptcy Court to sell its institutional pharmacy services business (the “APS Division”). The Company consummated the sale of the APS Division on January 6, 2002. Accordingly, the results of the APS Division have been treated as a discontinued operation in accordance with accounting principles generally accepted in the United States (see Note 4).

Change in Year-End

On December 13, 2001, the Board of Directors of the Company elected to change the Company’s fiscal year end from September 30 to December 31.

Recent Developments

Refinancing

On December 19, 2003, the Company entered into a senior credit facility (the “Senior Credit Facility”) with a syndicate of lenders, which provides for a $135.0 million term loan facility (the “Term Loan”) and a $90.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan was drawn in full on December 19, 2003. As of December 31, 2003, there were no borrowings under the Revolving Credit Facility, although the Company utilized approximately $34.6 million of borrowing capacity under the Revolving Credit Facility to issue letters of credit on the closing date to replace or support letters of credit issued under the Company’s previous senior credit facility and other loan arrangements. Also on December 19, 2003, the Company consummated an offering for $175.0 million aggregate principal amount of 8.25% senior subordinated notes (the “Notes”) due December 15, 2013. The Notes are unsecured senior subordinated obligations and will be subordinated in right of payment to the Senior Credit Facility, other existing senior indebtedness and future senior indebtedness. The Company used the net proceeds of the Senior Credit Facility and notes to redeem the then existing senior subordinated notes, repay borrowings under the previous senior credit facility, and pay fees and expenses associated with the new financing transactions (see Note 10).

Divestiture of Florida and Louisiana facilities

During the quarter ended December 31, 2003, the Company sold 19 skilled nursing facilities and terminated operating and capital leases with respect to an additional eleven skilled nursing facilities in Florida and Louisiana (the “Divested Facilities”) for net cash proceeds of $73.1 million and a $13.1 million five-year subordinated promissory note with an annual interest rate of 8%. These divestitures resulted in a $56.9 million reduction of our then existing senior debt, an $11.4 million retirement of facility specific mortgage indebtedness and a $29.8 million elimination of capital lease indebtedness. The Company recognized a pre-tax gain on sale of assets of $25.2 million and $49.6 million of pre-tax operating expenses as a result of the divestitures that did not qualify for discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). For the facilities sold in Florida and Louisiana that did qualify for discontinued operations, the Company recorded a $1.1 million gain, net of tax, which is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations (see Note 4).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results as a result of a number of factors, including those discussed elsewhere in this report and in our other public filings from time to time.

In connection with our emergence from bankruptcy, we reflected the terms of the Joint Plan in our consolidated financial statements by adopting the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Although our Joint Plan became effective on May 13, 2002, for financial reporting purposes the effective date of our Joint Plan was May 1, 2002. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Since fresh-start reporting materially changed the amounts recorded in our consolidated financial statements, a black line separates the financial data pertaining to periods after our adoption of fresh-start reporting from the financial data pertaining to periods prior to our adoption of fresh-start reporting to signify the difference in the basis of preparation of financial information for each respective entity. As a result of the adoption of fresh-start reporting, our consolidated financial statements show periods after May 1, 2002 as “Reorganized Company” periods and periods prior to May 1, 2002 as “Predecessor Company” periods. Unless stated otherwise as the Predecessor Company or the Reorganized Company, all references to the Company include the operations of both the Predecessor Company and Reorganized Company. The Reorganized Company adopted the accounting policies of Predecessor Company upon emergence from bankruptcy. In accordance with the fresh-start reporting provisions of SOP 90-7, the Company also adopted changes in accounting principles that were required in the consolidated financial statements of the Reorganized Company within the twelve-month period subsequent to the Effective Date.

Between the date the Company filed for protection under chapter 11 of title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 18, 2000 (the “Petition Date”) and the Effective Date, we operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements prior to the adoption of fresh-start reporting on May 1, 2002 have been presented in conformity with SOP 90-7 and were prepared on a going concern basis which assumed continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As a result of our adoption of fresh start reporting, the book value of our fixed assets and amortization schedules have changed. Because of our adoption of fresh-start reporting, you will not be able to compare certain financial information reflecting our results of operations and financial condition to those for periods prior to our adoption of fresh-start reporting.

Transition Period

The following table presents summarized statements of operations information for the following periods (in thousands of dollars):

	Predecessor Company
	Three Months Ended December 31,
	2001	2000
Net revenue	$450,542	$462,779
Costs and expenses	433,144	443,693

Operating income	17,398	19,086
Other expenses	(13,964)	(10,050)

Income from continuing operations before income taxes	3,434	9,036
(Benefit) Provision for income taxes	(25)	(197)

Income from continuing operations	3,459	9,233
Discontinued operations
Income from discontinued operations, net of tax	936	677

Net income	$4,395	$9,910

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Stock Compensation Expense

The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, the Company recognizes no compensation expense for stock option grants unless the stock options are granted at an exercise price lower than the trading price on the date of grant, or the options require variable accounting treatment. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, (“SFAS No. 148”). The Company presents the required disclosures under SFAS No. 148 prominently and in tabular format for all periods presented (see Note 3).

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents.

Receivables

Receivables consist primarily of amounts due from the Medicare and Medicaid programs (Medicare and Medicaid were established in 1965 by the Medicare and Medicaid Bill, Title XVII and Title XIX of the Social Security Act, and the terms “Medicare” and “Medicaid” refer to the programs established under the Medicare and Medicaid Bill, as amended), other government programs, managed care health plans, commercial insurance companies and individual patients and are recorded based on estimated amounts due from third party payors and patients for health care services provided. Interest is not charged on past due receivables. Allowances for doubtful accounts are established to the extent that a portion of these receivables may become uncollectible. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as an economic downturn, higher than expected defaults or denials, or reduced collections, the estimates of the recoverability of the Company’s receivables could be reduced by a material amount. During the quarter ended December 31, 2003, the Company recorded additional bad debt expense of $24.0 million primarily related to the Divested Facilities and reported as divestiture related charges in the statement of operations (see Note 5 and Note 20).

Property and Equipment

On the Effective Date, the Reorganized Company adjusted the carrying values of property and equipment to their estimated fair values in accordance with SOP 90-7. Property and equipment purchased after the Effective Date is recorded at cost and all property and equipment stated at the lower of carrying value or fair value less accumulated depreciation. Major replacements and significant improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred.

The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144. The carrying value of long-lived assets is reviewed periodically to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national health care trends and other publicly available information. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount (see Note 7).

Depreciation and amortization expense is recorded using the straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25–40 years
Building improvements	5–25 years
Furniture, fixtures and equipment	3–20 years

Assets Held for Sale and Discontinued Operations

SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in SFAS No. 144, including a commitment by the Company to a plan to sell the long-lived asset (disposal group) within one-year, the long-lived asset (disposal group) will be measured at the lower of its carrying value or fair value less costs to sell, are reclassified as held for sale on the consolidated balance sheet and are no longer depreciated. There were no assets held for sale at December 31, 2003 or December 31, 2002.

If additional criteria are met under SFAS No. 144, the related operations and cash flows of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated (see Note 4).

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and Goodwill

The Company adopted the provisions of fresh-start reporting as of May 1, 2002. On this date, the intangible assets of the Reorganized Company were restated to their fair market value based upon, among other things, estimates provided by an independent financial advisor. Reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value of the Reorganized Company that could not be attributed to specific tangible or identified intangible assets (see Note 17).

The Company accounts for reorganization value in excess of amounts allocable to identifiable assets and goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS” No. 142”), which was effective January 1, 2002. Accordingly, reorganization value in excess of amounts allocable to identifiable assets and goodwill are stated at the lower of carrying value or fair value and are no longer amortized; however, they are subject to annual impairment tests as prescribed by SFAS No. 142, or more often if events or circumstances change between annual impairment tests that may indicate impairment (see Note 8).

Restricted Investments

Restricted investments include amounts restricted for collateral under the terms of certain letters of credit and mortgage agreements. Restricted investments also represent cash, fixed interest securities and other investments that have primarily been designated to pay insurance claims of the Company’s wholly-owned insurance subsidiaries. These restricted investments have been classified as available-for-sale securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and, accordingly, are reported at their estimated fair value with unrealized gains and losses, net of related tax effects, included with accumulated other comprehensive income as a separate component of stockholders’ equity. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security (see Note 9).

Deferred Financing Costs

Financing costs are deferred and are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. The amortization is included in interest expense in the accompanying consolidated statements of operations (see Note 10).

Derivative Instrument

The Company has $59.7 million in long-term debt that is non-recourse indebtedness of a subsidiary. This loan includes an option for the Company to extend the term of the loan at a fixed rate of interest, which meets the definition of an embedded derivative instrument according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, this derivative is accounted for as a purchased option. The fair market value of the purchased option has been separated from the related debt and recorded in other assets at its estimated fair market value of $3.3 million as of December 31, 2003. Changes in the fair value of the payer swaption are recorded in the consolidated statement of operations (see Note 10).

Insurance

Due to the rising cost and limited availability of professional/general liability (“PL/GL”) insurance, the Company currently purchases excess PL/GL insurance only, and maintains, in all states except Colorado, an unaggregated $1.0 million self-insured retention per claim. In Colorado, the Company maintains first dollar coverage. For workers’ compensation claims, the Company self insures the first $0.5 million of each employee injury claim. Because the Company is largely self-insured on both the PL/GL and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which the Company can be liable in any policy period. Claims for PL/GL and employee injury self-insured retention are paid over varying periods that generally range from one to nine years.

Loss provisions, including provisions for incurred but not reported losses, for self-insured programs are provided on an undiscounted basis in the relevant period. These provisions are based on internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. The external analysis is completed by an independent actuary with extensive experience in the long-term care industry. The methods of determining these estimates and establishing the resulting accrued liabilities are reviewed frequently by the Company’s management, with any resulting material adjustments being reflected in current earnings. During the fourth quarter of the year ended December 31, 2003, the Company recorded an additional $21.0 million expense for insurance costs primarily related to exiting the operations of the Divested Facilities and reported as divestiture related charges in the statement of operations (see Note 5). Although the Company believes that the accrued insurance obligation in its financial statements is adequate, the ultimate liability may be in excess of the amounts recorded. In the event the provisions for self-insured loss reflected in the Company’s financial statements are inadequate, the financial condition and results of operations could be materially affected (see Note 11).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Provision is made for deferred income taxes applicable to temporary differences between financial statement and taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that the deferred tax assets existing as of the Effective Date that were reserved with a valuation allowance are realized in the future, the income tax benefit derived from their utilization would be first applied to reduce reorganization value recorded in connection with fresh-start reporting pursuant to SOP 90-7 (see Note 15).

At December 31, 2003, the Company estimates that there remains $563.0 million of net operating loss (“NOL”) carryforwards, utilization of which is subject to limitations. The income tax benefit of any NOL carryforward utilization, if any, will be applied first as a reduction to reorganization value in excess of amounts allocable to identifiable assets and, thereafter, as a direct addition to paid capital, pursuant to SOP 90-7, at such time it is assured.

If there is a cumulative ownership change involving shareholders who own 5% or more of the Company’s common stock, par value $.01 per share (“Common Stock”) of more than 50% during the two year period following our emergence from bankruptcy (May 13, 2002), the remaining NOL carryforwards will be forgone with no net impact to the Company’s consolidated financial statements. This could result in higher future tax payments if we are profitable.

Net Revenue

Revenue is recorded based on estimated net realizable amounts due from patients and third-party payors for health care services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors, and is recognized in the period in which the services are provided. Revenue is recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Revenue realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations.

All providers participating in the Medicare and Medicaid programs are required to meet certain financial cost reporting requirements. Federal and state regulations generally require the submission of annual cost reports covering revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients. Annual cost reports are subject to routine audits and retroactive adjustments. These audits often require several years to reach the final determination of amounts due to, or by, the Company under these programs (see Note 6).

Guarantees

The Company has implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The Company implemented the disclosure requirements as of December 31, 2002 and the recognition requirements were effective January 1, 2003. The Company currently does not guarantee, either directly or indirectly, any indebtedness of others, however, any future guarantees will be recorded and disclosed in accordance with FIN 45.

Comprehensive Income

The Company accounts for comprehensive income according to the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income (loss), as well as charges and credits directly to stockholders’ equity, which are excluded from net income (loss). The Company has presented comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Segment Reporting

The Company provides segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), which establishes standards for the method that public business enterprises report information about operating segments in financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company currently has two reportable segments; nursing home services and LTACs (see Note 21).

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 improves the accounting for certain financial instruments that under the previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 until it could consider some of the resulting implementation issues associated with the measurement and recognition issues. The Company has not determined the resulting impact of the adoption of this statement on its consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments. In particular, this statement amends certain other pronouncements and clarifies the circumstances under which a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financial component. The guideline should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIEs”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both (the “primary beneficiary”). FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.

The Company has evaluated the impact of FIN 46 on its consolidated financial statements and identified three joint venture subsidiaries as VIEs for which the Company has determined that it is the primary beneficiary. These joint venture subsidiaries, which operate skilled nursing facilities that are managed by the Company, are fifty percent owned by the Company and have historically been consolidated by the Company due to control. The Company has also historically provided funds for working capital and has other long term notes to these joint ventures which are eliminated in consolidation in the accompanying consolidated financial statements of the Company. The joint venture subsidiaries have revenue which are included in the Company’s consolidated financial statements of $36.7 million, $22.8 million, $10.7 million, $8.2 million, and $30.4 million, for the year ended December 31, 2003, for the eight months ended December 31, 2002, for the four months ended April 30, 2002, for the three month transition period ended December 31, 2001, and for the year ended September 30, 2001, respectively. These joint venture subsidiaries have net liabilities which are included in the accompanying consolidated financial statements of approximately $39.9 million and $31.8 million at December 31, 2003 and 2002, respectively.

NOTE 3 STOCK BASED COMPENSATION

The Reorganized Company maintains two stock-based compensation plans that provide for the granting of stock options to the Company’s employees and outside directors with exercise prices less than or equal to the fair value of the shares at the date of grant. The Reorganized Company has a stock option plan for key employees (the Mariner Health Care, Inc. 2002 Stock Incentive Plan or the “2002 Stock Incentive Plan”) and a stock option/restricted stock plan for non-employee directors (the 2003 Outside Directors’ Stock Incentive Plan or the “2003 Outside Directors’ Plan”) that authorize the granting of stock options to purchase up to 1,978,022 shares of Common Stock to key employees and the granting of stock options or restricted stock units to purchase up to 175,000 shares of Common Stock to non-employee directors, for 2,153,022 shares of Common Stock subject to issuance under both plans. At December 31, 2003, there were options to purchase 1,916,060 shares of Common Stock outstanding at a weighted average exercise price of $15.74 under the 2002 Stock Incentive Plan and there were 52,500 shares of restricted stock units granted under the 2003 Outside Directors’ Plan, of which 37,500 of those grants were deferred at the election of certain directors.

There were 86,615 options to purchase Common Stock exercisable at December 31, 2003. There were 26,250 shares of restricted Common Stock granted pursuant to the 2003 Outside Directors’ Plan not subject to any vesting restrictions at December 31, 2003, however, receipt of a portion of these shares was deferred at the election of certain directors. The 2002 Stock Incentive Plan was approved by the Bankruptcy Court in connection with the Company’s emergence from bankruptcy pursuant to the terms of its Joint Plan.

The Predecessor Company had stock option plans for key employees and outside directors which authorized the granting of incentive stock options and nonqualified options. Upon the Company’s emergence from bankruptcy, all the Predecessor Company stock option plans and options granted were canceled.

The Company’s pro forma net (loss) income and net (loss) income per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except per share amounts):

	Reorganized Company		Predecessor Company

	Fiscal Year	Eight Months	Four Months	Three Months	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Net (loss) income	$(12,796)	$(58,314)	$1,433,955	$4,395	$(33,395)
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(3,082)	(2,519)	(123)	(92)	(98)

Pro forma net (loss) income	$(15,878)	$(60,833)	$1,433,832	$4,303	$(33,493)

Basic and diluted EPS
As reported	$(0.64)	$(2.92)	$19.46	$0.06	$(0.45)
Pro forma	(0.79)	(3.04)	19.46	0.06	(0.45)

The Company uses the Black-Scholes model to determine the fair value of options on the date of the grant. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures of net income (loss) and earnings per share, the estimated fair value of the options is amortized to expense over the option’s vesting period. The following weighted-average assumptions were used:

	Reorganized Company		Predecessor Company

	Fiscal Year	Eight Months	Four Months	Three Months	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.64-0.68	0.51	0.42 - 1.21	0.42 - 1.21	0.42 - 1.21
Risk-free interest rate	3.11%-3.58%	3.63% - 4.70%	4.61% - 6.11%	4.61% - 6.11%	4.61% - 6.11%
Expected life in years	6	6	3 - 8	3 - 8	3 - 8
Weighted-average fair value	$9.80	$10.80	—	—	—

2002 Stock Incentive Plan

On May 16, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan. This plan is intended to meet the requirements of the federal tax provisions contained in Section 162(m) of the Internal Revenue Code. The purpose of the 2002 Stock Incentive Plan is to allow the Company to attract and retain qualified officers and key employees and to provide these individuals with an additional incentive to devote themselves to the Company’s future success. Additionally, the Company believes that awards under the 2002 Stock Incentive Plan will more closely align the interests of the Company’s personnel with the interests of its stockholders.

A total of 1,978,022 shares of Common Stock are reserved for issuance under the 2002 Stock Incentive Plan. At December 31, 2003, there were options to purchase 1,916,060 shares of Common Stock outstanding under the 2002 Stock Incentive Plan. The number of shares of Common Stock reserved is subject to adjustment in the event of stock dividends, stock splits, recapitalizations or similar events. Each option granted has a term of ten years. Options granted to key employees vest in equal annual installments over four years, with the exception of the options granted to the Company’s Chief Executive Officer, which will vest in accordance with the terms set forth in his employment agreement at the rate of 8.33% per calendar quarter, with any remaining options vesting at the end of three years. The Compensation Committee of the Board of Directors (the “Compensation Committee’) administers the 2002 Stock Incentive Plan and determines the persons to whom, and the times at which, awards will be granted, the types of awards to be granted and all other related terms and conditions of the awards, subject to any limitations in the 2002 Stock Incentive Plan. The terms and conditions of each award are set forth in written agreements with each participant.

All officers and key employees of the Company are eligible to participate in the 2002 Stock Incentive Plan. Currently, approximately 114 individuals participate in the 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan provides for awards in the form of qualified and non-qualified stock options, stock appreciation rights, shares of restricted stock, stock grants and performance share awards.

The exercise price per share of any stock option must be less than or equal to the fair market value of a share of Common Stock at the time of grant. No participant may receive stock options or stock appreciation rights under the 2002 Stock Incentive Plan in any calendar year for more than 439,560 shares.

Employee Stock Option Exchange

In the second quarter of 2003, the Board of Directors approved a voluntary stock option exchange program whereby the Company offered employees the opportunity to exchange options having an exercise price of $20.12 for an equal number of new options. Non-employee members of the Board of Directors were not eligible to participate in the exchange program.

Under the terms of the program, in order to participate, eligible employees were required to tender all of their options that were granted with an exercise price of $20.12 in exchange for a commitment by the Company to grant new options under the program six-months and one day following the closing date of the offering period (the date of legal cancellation of the tendered options), with an exercise price per share equal to the greater of $8.00 or the fair market value of the Company’s Common Stock at that time, whichever was higher. On June 14, 2003, the Company canceled options to purchase 1,563,560 shares of Common Stock. Effective December 16, 2003, the Compensation Committee granted new options pursuant to the 2002 Stock Incentive Plan to purchase 1,441,060 shares of Common Stock to the participating employees, for which the grant date fair market value was determined to be $18.08. These options will vest in three equal annual installments beginning on the first anniversary of the date of grant of the new options, with the exception of the options to be granted to the Company’s Chief Executive Officer, which will vest in accordance with the terms set forth in his employment agreement at the rate of 8.33% per calendar quarter, commencing from the December 16, 2003 grant date referred to above with any remaining options vesting at the end of three years.

2003 Outside Directors’ Stock Incentive Plan

The 2003 Outside Directors’ Plan provides the Company with the ability to grant each non-employee director restricted Common Stock (which a director may elect to defer the right to receive) and/or non-qualified stock options to purchase shares of Common Stock. The 2003 Outside Directors’ Plan replaced the Mariner Health Care, Inc. 2002 Outside Directors’ Stock Option Plan. The 2003 Outside Directors’ Plan is administered by the Compensation Committee, and the Compensation Committee has the authority in its sole discretion to interpret, make grants under, make all other determinations and take all other actions it deems necessary or advisable for the implementation and administration of the 2003 Outside Directors’ Plan or any agreements thereunder. The terms and conditions of each award made under the 2003 Outside Directors’ Plan are set forth in individual agreements between the relevant director and the Company.

Directors who are not employees are eligible to receive restricted Common Stock or options under the 2003 Outside Directors’ Plan. The exercise price per share of any stock option must be equal to the fair market value of a share of the Company’s Common Stock at the time of grant. A total of 175,000 shares of Common Stock are reserved for issuance under the 2003 Outside Directors’ Plan. Shares subject to restricted stock grants or options that expire or are terminated are again available for grant under the 2003 Outside Directors’ Plan. At December 31, 2003, 52,500 shares of restricted stock had been granted. At their option, four of the six directors entitled to receive shares of restricted Common Stock elected to defer receipt of such shares pursuant to the terms of deferred restricted stock agreements entered into as of December 16, 2003. Although there are no current outstanding option grants under the 2003 Outside Directors’ Plan, any options granted in the future would expire at the earlier of ten years after the date of grant or one year after the director ceases to be a director. Any options that may be granted to outside directors in the future would vest 25% on the date of the grant, with the remaining options vesting in equal annual installments over three years. The number of shares of Common Stock and the exercise price per share for the options would be subject to adjustment in the event of stock dividends, stock splits, recapitalizations and similar events. In the event of a merger, tender offer or similar event, the Compensation Committee may also adjust any option grants, as it deems appropriate, including accelerating the options or swapping them for cash consideration of equivalent value.

Director Stock Option Exchange

On July 30, 2003, the Compensation Committee approved a program to allow outside directors to surrender their options to purchase shares of Common Stock with an exercise price per share of $20.12, which were granted on May 16, 2002, in exchange for restricted shares of Common Stock (which a director may elect to defer the right to receive) to be granted under the 2003 Outside Directors’ Plan. The program allowed for a number of shares to be issued to participating directors equal to 30% of the number of options surrendered. Pursuant to the program each outside director, other than the Chairman of the Board of Directors, received an offer to exchange his options in return for a grant of 7,500 restricted shares of Common Stock and the Chairman of the Board of Directors received an offer to exchange his options in return for a grant of 15,000 restricted shares of Common Stock. The shares will vest according to the original vesting schedule of the surrendered options, hence 50% of each director’s restricted shares have vested and the remaining 50% will vest over the next two years on May 16, 2004 and May 16, 2005. The Company recorded stock compensation expense of $0.5 million during the fourth quarter of 2003 in connection with the restricted stock grant.

The table below presents certain information regarding the stock option plans for the Company.

	Reorganized Company

	Fiscal Year Ended		Eight Months Ended
	December 31, 2003		December 31, 2002

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at the Effective Date	1,848,060	$20.12	—	$—
Granted	1,941,060	15.57	1,885,560	20.12
Exercised	—	—	—	—
Cancelled	(1,563,560)	20.12	—	—
Forfeited	(309,500)	18.73	(37,500)	20.12

Outstanding at end of year	1,916,060	$15.74	1,848,060	$20.12

Exercisable at end of year	—	$—	153,595	$20.12

The following is additional information relating to options outstanding and exercisable as of December 31, 2003:

	Options Outstanding

		Weighted	Weighted Average
Range of		Average	Remaining
Exercise Prices	Number of Shares	Exercise Price	Contractual Life

$ 2.65-$ 3.00	107,500	$2.87	3.31
$ 5.40-$ 6.30	215,000	$6.24	3.08
$13.00	90,000	$13.00	3.86
$20.50	62,500	$20.50	3.97
$18.08	1,441,060	$18.08	2.96

	1,916,060

Options Exercisable

		Weighted
Range of		Average
Exercise Prices	Number of Shares	Exercise Price

$ 6.30	50,000	$6.30
$18.08	36,615	$18.08

	86,615

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

Predecessor Company

	Four Months		Three Months		Fiscal Year
	Ended		Ended		Ended
	April 30,		December 31,		September 30,
	2002		2001		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,999,246	$7.57	2,111,746	$7.57	3,999,936	$9.67
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(112,500)	7.60	(1,888,190)	16.35

Outstanding at end of period	1,999,246	$7.57	1,999,246	$7.57	2,111,746	$7.57

Exercisable at end of period	1,489,204	$8.88	1,461,871	$8.88	1,441,371	$8.39

	$0.75-		$0.75-		$0.75-
Price range	$46.45		$46.45		$46.45

Weighted average fair value of options granted during the period		—		—		—

NOTE 4 DISCONTINUED OPERATIONS

In the normal course of business, the Company evaluates the performance of its operating units in order to make a determination of whether to sell under-performing or non-strategic assets. An increasing trend in malpractice litigation claims, rising costs of litigation, and losses associated with these lawsuits have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies. These problems are particularly acute in the state of Florida where, because of higher claim amounts, PL/GL costs have become increasingly expensive.

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

Other Discontinued Operations

The results of operations and cash flows of any divested facilities, including four of the Florida and Louisiana divested facilities, that qualify for discontinued operations under SFAS No. 144 are reclassified to discontinued operations for all periods presented. There were no assets held for sale at December 31, 2003, however, there were certain facilities divested during the year ended December 31, 2003 whose operations and cash flows have been reclassed to discontinued operations (see Note 5). The net assets of these facilities that were sold during the year ended December 31, 2003 were $7.6 million at December 31, 2002. The Company recorded a gain of $0.5 million, net of taxes on discontinued operations other than the APS Division. This includes a gain of $1.1 million related to facilities sold in Florida and Louisiana and a loss of $0.6 million, net of taxes, on the sale of other divestitures.

Operating results for the discontinued operations, including the APS division, were as follows for the periods indicated (in thousands of dollars):

	Reorganized Company		Predecessor Company

	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Net revenue	$27,832	$20,651	$10,370	$70,464	$246,114
Total costs and expenses	30,225	21,240	9,911	69,140	241,902

Operating (loss) income	(2,393)	(589)	459	1,324	4,212

Other income (expenses)	810	119	(243)	(388)	(2,196)

(Loss) income from discontinued operations, net of tax	$(1,583)	$(470)	$216	$936	$2,016

NOTE 5 DIVESTITURES

Fiscal Year Ended December 31, 2003

During the year ended December 31, 2003, the Company sold 19 skilled nursing facilities and terminated operating and capital leases with respect to an additional eleven skilled nursing facilities in Florida and Louisiana for cash proceeds of $73.1 million and a $13.1 million five-year subordinated promissory note with an annual interest rate of 8%. These divestitures resulted in a $56.9 million reduction of our then existing senior debt, an $11.4 million retirement of facility specific mortgage indebtedness and a $29.8 million elimination of capital lease indebtedness. The Company recognized pre-tax gains of $25.2 million as a result of the divestitures that did not qualify for discontinued operations under the provisions of SFAS No. 144. For the facilities that qualified for discontinued operations, the Company recorded a $1.1 million gain, net of tax, which is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. Also in connection with exiting the operations of the divested facilities, the Company recorded pre-tax charges of $49.6 million consisting of $24.0 million for bad debt expense, $21.0 million of insurance expense for professional liability claims, of which $6.0 million related to the purchase of “tail” insurance coverage, and $4.6 million for exit and other costs, which are included in operating expenses for the year ended December 31, 2003. In addition, the Company did not meet the accounting criteria for the “full accrual method” under the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” Therefore, the Company recorded deferred income of $13.1 million in connection with the divestitures. The Company expects to recognize the deferred income during September 2008 upon receipt of cash for the $13.1 million promissory note.

The Company has entered into an administrative services agreement with the new operator for twenty-six of the thirty divested skilled nursing facilities to perform certain back office services. These back office services include accounting support, procurement of business supplies, billing and collections, and information technology services. The Company determined that the sale for the twenty-six facilities did not meet the accounting criteria for “discontinued operations” under SFAS No. 144 due to the existence of cash flows generated by the administrative services agreement.

Eight Months Ended December 31, 2002

During the eight months ended December 31, 2002, the Company completed the sale or divestiture of seven owned or leased skilled nursing facilities and certain other assets through individual transactions, resulting in net loss of approximately $2.1 million.

Predecessor Company

Four Months Ended April 30, 2002

During the four months ended April 30, 2002, the Predecessor Company completed the sale or divestiture of twenty owned or leased skilled nursing facilities and certain other assets through individual transactions, which resulted in a net loss of approximately $10.8 million and is included in reorganization items in the accompanying consolidated statements of operations.

Three Month Transition Period Ended December 31, 2001

During the three months ended December 31, 2001, the Predecessor Company completed the sale or divestiture of approximately nine owned or leased facilities and certain other assets through individual transactions, which resulted in a net gain of approximately $1.7 million and is included in reorganization items in the accompanying consolidated statements of operations.

Fiscal Year Ended September 30, 2001

During the fiscal year ended September 30, 2001, the Predecessor Company completed the sale or divestiture of approximately forty-five owned, leased or managed facilities, and certain other assets through individual transactions, which resulted in a net gain of approximately $3.7 million and is included in reorganization items in the accompanying consolidated statements of operations.

NOTE 6 NET REVENUE

Revenue is recorded based on estimated amounts due from patients and third-party payors for health care services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors, and is recognized in the period in which the services are provided. Revenue is recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Revenue realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations.

All providers participating in the Medicare and Medicaid programs are required to meet certain financial cost reporting requirements. Federal and state regulations generally require the submission of annual cost reports covering revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients. Annual cost reports are subject to routine audits and retroactive adjustments. These audits often require several years to reach the final determination of amounts due to, or by, the Company under these programs.

Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Changes in estimates related to third party receivables resulted in an increase in net operating revenues of $5.7 million and $3.5 million during the year ended December 31, 2003 and the eight months ended December 31, 2002, respectively. The Company believes adequate provision has been made to reflect any adjustments that could result from audit of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is a possibility that recorded estimates will change by a material amount in future periods.

The following is a summary of net revenue by payor type for the periods indicated (in thousands of dollars):

	Reorganized Company		Predecessor Company
	Fiscal Year	Eight Months	Four Months	Three Months	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001
Medicaid	$817,743	$562,262	$281,317	$219,759	$905,516
Medicare	575,193	385,274	204,277	141,178	556,704
Private and other	322,431	215,470	105,473	89,605	378,434

Net revenue	$1,715,367	$1,163,006	$591,067	$450,542	$1,840,654

Reimbursement Issues

The Medicaid and Medicare programs are highly regulated. Compliance with laws and regulations governing the Medicare and Medicaid programs is subject to government review and interpretation, as well as significant regulatory action including fines, penalties and possible exclusion from the Medicare and Medicaid programs. The failure of the Company or its customers to comply with applicable reimbursement regulations could adversely affect the Company’s business. It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on the Company’s business. Accordingly, there can be no assurance that the impact of these changes or any future health care legislation will not further adversely affect the Company’s business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company’s financial condition and results of operations may be materially and adversely affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. In addition, under the Medicare program, if the federal government makes a formal demand for reimbursement, even related to contested items, payment must be made for those items before the provider is given an opportunity to appeal and resolve the case.

Medicare Reimbursement Issues

Prior to July 1, 1998, the Medicare program utilized a cost-based retrospective reimbursement system for skilled nursing facilities, LTACs and home health agencies for reasonable direct and indirect allowable costs incurred in providing “routine service,” as well as capital costs and ancillary costs. For the Company, ancillary costs consisted of services performed by its pharmacy and therapy businesses, which were divested before the Company emerged from bankruptcy. The Balanced Budget Act of 1997 (the “Balanced Budget Act”) made numerous changes to the Medicare and Medicaid programs, which affected the Company. Under the Medicare program, the new law required the establishment of a prospective payment system (“PPS”) for Medicare Part A skilled nursing services, under which facilities are paid a flat federal per diem rate for virtually all covered services, including pharmacy and therapy.

As a result of the impact of PPS on the long-term care industry, Congress twice passed legislation intended to mitigate temporarily the reduction in Medicare reimbursement rates for skilled nursing facilities under PPS. As of October 1, 2002, a 4% across-the-board increase in resource utilization groups reimbursement rates (“RUGs”) reimbursement rates and a 16.7% increase in the nursing component provided for in a combination of the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 expired. The expiration of these temporary measures is commonly referred to as the Medicare Reimbursement Cliff. In addition to the Medicare Reimbursement Cliff provisions, other “add ons” included in this mitigating legislation will expire when the Centers for Medicare and Medicaid Services (“CMS”) publishes a refined Medicare skilled nursing facility reimbursement system to account for higher acuity patients. On August 4, 2003, CMS issued the final skilled nursing facility PPS rule for fiscal year 2004, which delays implementation of the refinements until October 1, 2004 at the earliest. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005. The August 4, 2003 rule also includes an inflation update and a correction of past forecast errors that together increase the fiscal year 2004 skilled nursing facility PPS base rates by a total of 6.26%. CMS estimates that the rate update will increase reimbursement by approximately $850 million in fiscal year 2004, raising Medicare payment rates per patient day by approximately $19 (although the actual increase will vary from facility to facility because of geographic wage adjustments and variances in patient acuity).

In 2002, CMS implemented rules that replaced the reasonable cost-based payment system for LTACs with a prospective payment system for LTACs (“LTAC PPS”). As of October 1, 2002, and subject to a five-year phase-in period during which reimbursement is based on a blend of federal rates and a cost-based reimbursement system (although some facilities can elect to adopt the full federal rates immediately), LTACs are paid under this new LTAC PPS. We have elected to adopt the full federal rates immediately. LTAC PPS uses information from patient records to classify patients into distinct long-term care diagnosis related groups, based on clinical characteristics and expected resource needs. Separate per-discharge payments are calculated for each diagnosis related group. Our experience under LTAC PPS has been positive. On January 30, 2004, CMS published a proposed rule that would increase Medicare LTAC PPS rates by 2.9 percent, effective July 1, 2004, and make certain policy changes affecting LTAC payment and classification policy.

long-term care diagnosis related groups, based on clinical characteristics and expected resource needs. Separate per-discharge payments are calculated for each diagnosis related group.

Medicaid Reimbursement Issues

The Balanced Budget Act also contained a number of additional changes, which affected the Medicaid program. Significantly, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since that repeal, many states where the Company maintains significant operations have sought to lower their nursing home payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect these initiatives would have on the Company. Additionally, rising Medicaid costs and decreasing state revenue caused by current economic conditions have prompted an increasing number of states to cut Medicaid funding as a means of balancing their state budgets. The Company can offer no assurances that future changes in Medicaid reimbursement rates to nursing facilities will not have a material adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of Health and Human Services for waivers from specified Medicaid requirements as long as certain standards are met. While these managed care programs have historically exempted institutional care, some states use managed care financing for at least a portion of their long-term care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company cannot predict whether any additional states will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

On January 12, 2001, the Secretary of Health and Human Services issued final regulations to implement changes to the Medicaid “upper payment limit” requirements, which became effective May 14, 2002. The purpose of the rule is to stop states from using specified accounting techniques to obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule is being phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to those state Medicaid programs that have used these accounting techniques to enhance their federal funding, which, in turn, could prompt such states to reduce Medicaid reimbursements to providers, including nursing facilities. CMS announced additional restrictions on such funding in January 2002, and the agency could consider further limitations in the future. Moreover, President Bush’s proposed fiscal year 2005 budget, if adopted by Congress, would restrict the use of certain intergovernmental transfers and limit federal reimbursement to a state to the cost of the Medicaid services provided.

Federal Privacy and Transaction Regulations

Other federal legislation requires major changes in our transmission and retention of health information. The Health Insurance Portability and Accountability Act (“HIPAA”) mandates, among other things, the adoption of standards for the electronic exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Among the standards that the Department of Health and Human Services (“DHHS”) has adopted or is expected to adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans, and individuals; security and electronic signatures; and privacy.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens within the health care industry, the Company believes that the law will require significant and costly changes to current practices. DHHS has released several final rules to date to implement various HIPAA administrative simplification requirements, the most significant of which mandate the use of new standards for specified health care transactions and seek to protect the privacy and security of health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require the Company’s compliance with rules governing the use and disclosure of protected health information, but they also require the Company to obtain satisfactory assurances that any business associate to whom such information is disclosed will safeguard the information.

The third rule governing the security of health information was issued February 20, 2003. This rule specifies a series of administrative, technical and physical security procedures the Company must implement to assure the confidentiality of electronic protected health information.

DHHS finalized the new transaction standards on August 17, 2000. Congress passed legislation that extended the transaction standards deadline to October 16, 2003 for those HIPAA-covered entities that submitted a timely compliance plan to the DHHS. The Company submitted a compliance plan and was granted the deadline extension. On February 20, 2003, DHHS issued modifications to the transaction standards, but these changes do not affect the compliance deadline. The privacy standards were issued on December 28, 2000, and became effective on April 14, 2001, with a compliance date of April 14, 2003 for most covered entities. These privacy requirements were further modified in an August 2002 final rule. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities. Most recently, DHHS published a rule in January 2004 announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and pricing health care claims and other transactions. This rule is effective May 23, 2005, with a compliance date of May 23, 2007. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

On September 23, 2003, DHHS acknowledged that not all of the health care providers and health plans, state Medicaid offices and third party payors are capable of accepting claims transactions in a manner that is compliant with the HIPAA Standard Transactions and Code Set specifications. Therefore, DHHS has agreed to allow covered entities to accept both HIPAA-compliant and non-compliant transactions until such time as DHHS determines that compliance has been achieved. The Company’s claims are submitted by paper claims, direct data entry or through the use of a health care clearinghouse. The Company’s clearinghouse has advised us that it has been testing and is currently compliant with the Standard Transactions and Code Set specification. The Company is prepared to utilize its contingency plan if necessary. Although the Company can make no assurances, management does not anticipate that the Company’s liquidity will be adversely affected during the transition.

NOTE 7 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following (in thousands of dollars):

	Reorganized Company
	December 31,	December 31,
	2003	2002
Land	$72,485	$82,796
Buildings and improvements	370,318	376,252
Leasehold improvements	25,727	22,646
Furniture, fixtures and equipment	116,375	80,260
Leased property under capital leases	18,706	31,733

Total	603,611	593,687
Less: Accumulated depreciation	(59,255)	(26,427)

	$544,356	$567,260

Impairment

During the year ended December 31, 2003, the Company periodically reviewed its long-lived assets for potential impairment in accordance with SFAS No. 144. No impairment charge was recognized during fiscal year 2003.

During the eight months ended December 31, 2002, potential impairment was indicated at certain skilled nursing facilities and LTACs based on lower than expected future cash flows, due in part to the expected reduction in revenue for 2003 that resulted from the October 1, 2002 expiration of the temporary increase in the Medicare reimbursement rates (the “triggering event”). The Company retained an independent expert to assist in the determination of whether any of the long-lived assets were potentially impaired. The impairment test under SFAS No. 144 was a two-step process. It required developing cash flow projections for each of the Company’s skilled nursing facilities and LTACs. In the first step, these undiscounted cash flows were compared to the carrying value of the tangible assets. When and if a facility’s undiscounted cash flows were less than the carrying value of the tangible assets, an impairment of the tangible assets at the facility was indicated. If impairment was indicated, the second step was performed. In the second step, discounted cash flows for the facilities were calculated and the carrying values of the tangible assets were reduced to the fair value if the carrying value exceeded fair value.

As a result of the SFAS No. 144 impairment analysis during the eight months ended December 31, 2002, the Company recognized an impairment charge of $27.3 million. As a result of the triggering event, the Company reviewed its reorganization value in excess of amounts allocable to identifiable assets and goodwill for potential impairment. The total impairment charge recognized by the Company for the eight months ended December 31, 2002 was $84.6 million. The impairment charges consisted of $57.3 million for the reorganization value in excess of amounts allocable to identifiable assets according to the provisions of SFAS No. 142 (see Note 8) and $27.3 million for property and equipment according to the provisions of SFAS No. 144. Both impairment charges were incurred by reporting units in the nursing home services reportable segment as defined in SFAS No. 131.

Software Developed For Internal Use

The Company is developing and implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide for more effective management of business operations. The Company has capitalized $43.2 million and $13.7 million of software development costs as of December 31, 2003 and 2002, respectively. Of the $43.2 million of capitalized software costs at December 31, 2003, $5.3 million has been placed into service and is currently being amortized over useful lives ranging from five to seven years. As of December 31, 2003, there was $0.7 million of accumulated amortization associated with the $5.3 million of software placed into service. These costs are reported at the lower of unamortized cost or net realizable value and are included in furniture, fixtures and equipment. Prior to June 30, 2002, software development costs were expensed and were included in operating expenses in the accompanying consolidated statements of operations. If development and implementation of the new information technology infrastructure and systems is not completed successfully, the Company could experience temporary interruptions in its operations and an adverse impact on its business, as well as a potential impairment of its unamortized capitalized costs associated with these systems.

Depreciation

Depreciation expense, including amortization of assets under capital leases and capitalized software costs, related to property and equipment was $37.1 million for the year ended December 31, 2003, $22.8 million for the eight months ended December 31, 2002, $11.6 million for the four months ended April 30, 2002, $10.9 million for the three months ended December 31, 2001 and $48.7 million for the fiscal year ended September 30, 2001. The carrying value of buildings and improvements was reduced by $27.3 million in the quarter ended December 31, 2002 related to the tangible asset impairment that was recorded according to the provisions of SFAS No. 144.

NOTE 8	REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS AND GOODWILL

Fresh-Start Reporting

On May 1, 2002, the Company adopted the provisions of fresh-start reporting. On this date, the intangible assets of the Reorganized Company were restated to their fair market value based upon, among other things, estimates provided by an independent financial advisor. At December 31, 2002 the reorganization value in excess of amounts allocable to identifiable assets of $201.4 million represented the portion of reorganization value of the Reorganized Company that could not be attributed to specific tangible or identified intangible assets.

Year Ended December 31, 2003

During the year ended December 31, 2003, the Company divested a significant portion of an operating segment (see Note 5). In accordance with the provisions of SFAS No. 142, a portion of the excess reorganization value in excess of amounts allocable to identifiable assets was included in the carrying amount of the divested facilities. The amount of the excess reorganization value in excess of amounts allocable to identifiable assets was determined based on the relative fair values of the facilities divested. The excess reorganization value in excess of amounts allocable to identifiable assets that was written off as part of the divestitures was approximately $8.6 million, a portion of which was included in the pre-tax gain on sale of divestitures of $25.2 million in the accompanying statements of operations and a portion of which was included in the gain on sale of discontinued operations, net of tax, for the year ended December 31, 2003.

As a result of a significant portion of the operating segment being divested, the Company tested the remaining excess reorganization value in excess of amounts allocable to identifiable assets for potential impairment. In addition, the Company periodically reviewed its reorganization value in excess of amounts allocable to identifiable assets for all reporting units, and goodwill for potential impairment in accordance with SFAS No. 142, and performed the required annual impairment test as of October 1, 2003. As a result, no impairment charge was recognized during the year ended December 31, 2003.

Eight Months Ended December 31, 2002

During the eight months ended December 31, 2002, the Company retained an independent expert to assist in the determination of the reasonableness of the carrying value of the reorganization value in excess of amounts allocable to identifiable assets and goodwill. The assessment was performed as a result of the triggering event that occurred on October 1, 2002 (see Note 7). The Company’s annual impairment test date coincided with the triggering event. The impairment test under SFAS No. 142 is a two-step process that required the Company to evaluate its intangible assets at the reporting unit level. The first step was to determine the fair value of the reporting unit based on the market value, local market conditions and lower than expected future cash flows. The fair value was then compared to the carrying value of the reporting unit. If, under the first step, the fair value of the reporting unit was less than the carrying value of the reporting unit, step two of the impairment test was required for those reporting units. The second step required comparing the implied fair value of the intangible asset to the carrying value of the intangible asset and an impairment loss was recognized to the extent that the carrying value exceeded the implied fair value.

As a result of the SFAS No. 142 impairment analysis, the Company recognized an impairment charge of $57.3 million during the fourth quarter of the year ended December 31, 2002. The total impairment charge recognized by the Company for the eight months ended December 31, 2002 was $84.6 million. The impairment charges consisted of $57.3 million for the reorganization value in excess of amounts allocable to identifiable assets according to the provisions of SFAS No. 142 (see Note 7) and $27.3 million for property and equipment according to the provisions of SFAS No. 144. Both impairment charges were incurred by reporting units in the nursing home services reportable segment as defined in SFAS No. 131.

Transition Disclosures

The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, amortization of goodwill ceased. Amortization of goodwill charged to expense was $2.6 million for the three months ended December 31, 2001 and $11.3 million for the fiscal year ended September 30, 2001. Accumulated amortization at December 31, 2003 and 2002 was $1.0 million.

The following table illustrates the impact on the Company’s earnings as a result of the adoption of SFAS No. 142 for the periods indicated (dollars in thousands, except earnings per share amounts):

	Predecessor Company
	Three Months
	Ended	Year Ended
	December 31,	September 30,
	2001	2001
Reported net income (loss)	$4,395	$(33,395)
Add back goodwill amortization	2,572	11,340

Adjusted net income (loss)	$6,967	$(22,055)

Earnings per share-basic and diluted
Reported net income (loss)	$0.06	$(0.45)
Goodwill amortization	0.03	0.15

Adjusted net income (loss)	$0.09	$(0.30)

NOTE 9 RESTRICTED INVESTMENTS

Restricted investments at December 31, 2003 and 2002 consisted of the following (in thousands of dollars):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
Reorganized Company	Cost	Gains	Losses	Value

December 31, 2003
Restricted by self insurance programs
U.S. Treasury Notes	$1,729	$16	$(19)	$1,726
Corporate debt securities	4,116	255	—	4,371
Mortgage-backed securities	2,830	162	—	2,992
Cash	1,546	—	—	1,546
Other	261	—	—	261

	10,482	433	(19)	10,896
Restricted by insurance and other agreements
Cash collateral accounts	8,404	—	—	8,404

	$18,886	$433	$(19)	$19,300

December 31, 2002
Restricted by self insurance programs
U.S. Treasury Notes	$1,135	$50	$—	$1,185
Corporate debt securities	5,430	332	—	5,762
Mortgage-backed securities	4,008	241	—	4,249
Cash	1,280	—	—	1,280
Other	214	—	—	214

	12,067	623	—	12,690
Restricted by insurance and other agreements Cash collateral accounts	26,003	—	—	26,003

	$38,070	$623	$—	$38,693

Proceeds from the sales and maturities of investments were $8.4 million for the year ended December 31, 2003, $10.3 million for the eight months ended December 31, 2002, $2.9 million for the four months ended April 30 2002, $2.7 million for the three months ended December 31, 2001, and $20.8 million for the fiscal year ended September 30, 2001.

The amortized cost and estimated fair value of debt securities and other investments at December 31, 2003, by contractual maturity, are as follows (in thousands of dollars):

					Total
	Less than	1 to 5	5 to 10	After 10	Amortized
Amortized Cost	1 year	years	years	years	Cost

December 31, 2003
Restricted by self insurance programs
U.S. Treasury Notes	$160	$1,240	$329	$—	$1,729
Corporate debt securities	—	3,817	299	—	4,116
Mortgage-backed securities	30	1,988	715	97	2,830
Cash	1,546	—	—	—	1,546
Other	261	—	—	—	261

	1,997	7,045	1,343	97	10,482
Restricted by insurance and other agreements
Cash collateral accounts	8,404	—	—	—	8,404

	$10,401	$7,045	$1,343	$97	$18,886

	Less than	1 to 5	5 to 10	After 10	Estimated
Estimated Fair Value	1 year	years	years	years	Fair Value

December 31, 2003 Restricted by self insurance programs
U.S. Treasury Notes	$161	$1,233	$332	$—	$1,726
Corporate debt securities	—	4,042	329	—	4,371
Mortgage-backed securities	30	2,082	782	98	2,992
Cash	1,546	—	—	—	1,546
Other	261	—	—	—	261

	1,998	7,357	1,443	98	10,896
Restricted by insurance and other agreements
Cash collateral accounts	8,404	—	—	—	8,404

	$10,402	$7,357	$1,443	$98	$19,300

Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Management continually reviews its investment portfolio and evaluates whether declines in the fair value of securities should be considered other-than-temporary. Factored into this evaluation are the general market considerations, the issuer’s financial condition and near-term prospects, conditions in the issuer’s industry, the recommendations of advisors and the length of time and extent to which the market value has been less than cost. During the years ended December 31, 2003 and December 31, 2002, the Company had no unrealized losses that were considered other-than-temporary. The following table illustrates the Company’s investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands of dollars):

	Less than 12 Months		Greater than 12 months		Total

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury Notes	$893	$(19)	$—	$—	$893	$(19)

NOTE 10 DEBT

Long-term debt is summarized in the following table (in thousands of dollars):

	December 31, December 31,

	2003	2002

Secured debt
Senior Credit Facility $90.0 million revolving credit facility	$—	$—
$85.0 million revolving credit facility	—	—
Term loans	135,000	—
Term loans	—	210,410
Senior Subordinated Notes	175,000	—
Second Priority Notes	—	150,000
Non-recourse indebtedness of subsidiary	59,688	59,688
Mortgage notes payable and capital leases	19,948	64,664

	389,636	484,762
Less: current maturities	(9,663)	(9,793)

Long-term debt	$379,973	$474,969

New Senior Credit Facility

On December 19, 2003 the Company entered into the Senior Credit Facility with a syndicate of lenders which provides for a $135.0 million term loan and a $90.0 million revolving credit facility. The Term Loan was drawn in full on December 19, 2003. As of December 31, 2003, there were no borrowings outstanding under the Revolving Credit Facility, although the Company utilized $34.6 million of borrowing capacity under the Revolving Credit Facility to issue letters of credit on the closing date to replace or support letters of credit issued under our previous senior credit facility which consisted of: (i) an $85.0 million revolving credit facility (the “Old Revolving Credit Facility”) and (ii) a $212.0 million six-year term loan facility (the “Old Term Loan”, collectively, the “Old Senior Credit Facility”) and other loan arrangements.

The Company is permitted to incur additional indebtedness of up to $65.0 million under the Senior Credit Facility, or by the issuance of additional notes under the indenture governing the Notes or through a mortgage loan transaction with one or more other lenders in order to optionally refinance the $59.7 million mortgage loan (the “Omega Loan”) from Omega Healthcare Investors, Inc. (“Omega”). Any refinancing of the Omega Loan might cause Professional Health Care Management, Inc. (“PHCMI”), a wholly subsidiary of the Company, and its subsidiaries (the “PHCMI Entities”) to become guarantor subsidiaries under the Senior Credit Facility. If additional borrowings under the Senior Credit Facility were used to refinance the Omega Loan pursuant to this arrangement, they would rank senior to the Notes and the subsidiary guarantees of the Notes.

Maturity and Interest Rates

The Term Loan matures on January 2, 2010 and the Revolving Credit Facility matures on January 8, 2008. The per annum interest rates applicable to the Senior Credit Facility are the London InterBank Offering Rate (“LIBOR”), or, at the Company’s option, the base rate, which will be the higher of (x) the rate of interest publicly announced by the administrative agent of the Senior Credit Facility as its prime rate in effect, or (y) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin (as defined below). The applicable margin with respect to the Revolving Credit Facility will be determined in accordance with a performance grid based on the Company’s consolidated lease-adjusted leverage ratio. The Company expects the applicable margin will range from 2.00% to 2.75% in the case of LIBOR advances, and from 1.00% to 1.75% in the case of base rate advances. For purposes of the Term Loan, the applicable margin will range from 2.50% to 2.75% in the case of LIBOR advances, and from 1.50% to 1.75% in the case of base rate advances, based on our consolidated lease-adjusted leverage ratio. The default rate on the Senior Credit Facility will be 2.00% above the interest rate otherwise applicable to base rate loans. The Company is also obligated to pay a commitment fee ranging, depending on usage, from 0.50% to 0.75% on the unused portion of the Revolving Credit Facility. At December 31, 2003, the interest rate on the Term Loan was 5.75%.

Prepayments

Subject to certain exceptions, loans under the Senior Credit Facility are required to be prepaid with 50% of the net cash proceeds of any sale of equity, 100% of the net proceeds of the incurrence of certain indebtedness (not including the Notes issued on December 19, 2003), 100% of the net cash proceeds from the sale or other disposition of certain assets to the extent not reinvested in assets useful in the business of the Company and its subsidiaries within 270 days, 100% of certain net insurance proceeds or net condemnation awards which are not issued to repair, restore or replace the affected assets within 360 days of receipt, and 75% of excess cash flow, provided that if the Company’s consolidated total leverage ratio is below an agreed threshold, then 50% of excess cash flow. Amounts prepaid in respect of the Term Loan may not be reborrowed; accordingly, such prepayments may adversely affect the Company’s liquidity.

The Company may prepay the Senior Credit Facility at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR advances other than at the end of the applicable interest periods therefore must be made with reimbursement for any funding losses and redeployment costs of the lenders resulting therefrom.

Covenants

The Senior Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness, limitations on liens, limitations on guarantee obligations, limitations on mergers, consolidations, liquidations and dissolutions, limitations on sales of assets, limitations on leases, limitations on dividends and other payments in respect of capital stock, limitations on investments, loans and advances, limitations on optional payments and modifications of subordinated and other debt instruments, limitations on transactions with affiliates, limitations on granting negative pledges and limitations on changes in lines of business. In addition, the Senior Credit Facility contains financial covenants including, without limitation, with respect to maximum total lease-adjusted leverage ratio, maximum senior leverage ratio, minimum fixed charge coverage ratio and maximum capital expenditures. At December 31, 2003, the Company was in compliance with all covenants.

Events of Default

Events of default under the Senior Credit Facility include, among others, nonpayment of principal when due, nonpayment of interest, fees or other amounts, a material inaccuracy of any of the representations and warranties, covenant defaults, cross-defaults, bankruptcy events, certain ERISA events, material unsatisfied or unstayed judgments, actual or asserted invalidity of any material guarantee or security document or security interest or subordination provisions, a change of control and other actions including certain health care regulatory actions having a material adverse effect.

Security and Guarantees

The Company’s obligations under the Senior Credit Facility are guaranteed by each of the Company’s direct and indirect wholly owned domestic subsidiaries, excluding the PHCMI Entities, certain joint ventures and the Company’s captive insurance subsidiaries.

All obligations under the Senior Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest (junior only to liens securing the Omega Loan and other permitted liens) in substantially all of the Company’s tangible and intangible assets, including intellectual property, real property and all of the capital stock or other equity interests of each of the Company’s direct and indirect wholly owned subsidiaries, excluding the PHCMI Entities and other specified immaterial subsidiaries.

New Senior Subordinated Notes

On December 19, 2003, the Company issued $175.0 million aggregate principal amount of 8.25% Notes under an indenture (the “Indenture”) among itself, certain guarantor subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”). The Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness of the Company, are senior in right of payment to any future subordinated indebtedness of the Company and are unconditionally guaranteed by the Guarantors.

Proceeds

Proceeds from the Senior Credit Facility and the Notes were used to repay the our then outstanding second priority notes in full, repay borrowings under the Old Senior Credit Facility and pay fees and expenses associated with the financing transactions.

Maturity and Interest Rates

The Notes accrue interest at the rate of 8.25% per annum and will mature on December 15, 2013. The interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2004. The interest rate on the Notes is subject to increase under the certain circumstances, including some change in control events and certain exchange offers. Subject to the Company’s compliance with an Indenture covenant that limits additional indebtedness under certain circumstances, the Company is entitled to, without the consent of the holders of the Notes, issue more Notes under the Indenture on the same terms and conditions as the existing Notes in an unlimited aggregate principal amount (the “Additional Notes”). The Notes and the Additional Notes, if any, will be treated as a single class for all purposes of the Indenture, including waivers, amendments, redemptions and offers to purchase.

Optional Redemption

Before December 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of Notes originally issued at any time and from time to time at a redemption price equal to 108.250% of the aggregate principal amount so redeemed, plus accrued and unpaid interest, if any, to the redemption date out of the net proceeds of one or more equity offerings; provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding immediately after the occurrence of any such redemption; and any such redemption occurs within 90 days following the closing of such equity offering.

On and after December 15, 2008, the Company may redeem the Notes at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as percentages of the principal amount thereof), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on December 15 of each year listed below:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

Covenants

The Notes contain customary affirmative and negative covenants, including, without limitation, limitations on other senior subordinated indebtedness, limitations on restricted payments, limitation on investments, limitations on liens, limitations on transaction with affiliates, limitations on creating of subsidiaries, limitations on asset sales, limitations on preferred and capital stock of restricted subsidiaries, limitations on dividends, limitations on conduct of business and limitations on sale-leaseback transactions. In addition, the Senior Credit Facility contains financial covenants including, without limitation, with respect to maximum total lease-adjusted leverage ratio (net of up to $35.0 million of cash balances), maximum senior leverage ratio (net of up to $35.0 million of cash balances), minimum fixed charge coverage ratio and maximum capital expenditures.

Events of Default

Events of default under the Notes include, among others, nonpayment of principal when due, nonpayment of interest, fees or other amounts, covenant defaults, bankruptcy events, material unsatisfied or unstayed judgments and actual or asserted invalidity of any material guarantee.

Old Senior Credit Facility

On the Effective Date (May 13, 2002) and in connection with the consummation of the Joint Plan, the Company entered into the Old Senior Credit Facility. Outstanding amounts under the Old Senior Credit Facility bore interest, at the Company’s election, at a eurodollar rate or an alternate base rate, in each case, plus an applicable margin, which ranged from 1.25% to 2.25% for base rate loans and 2.25% to 3.25% for eurodollar loans. The interest rate on the Old Term Loan was 4.69% at December 31, 2002. The applicable margin for loans under the Old Revolving Credit Facility was subject to adjustment in the future based upon a performance related grid.

The Old Senior Credit Facility was guaranteed by substantially all of the Company’s direct and indirect wholly owned subsidiaries and was secured by a perfected first priority lien or security interest (junior only to liens in connection with certain third-party mortgage loans and other permitted liens) in substantially all of the Company’s tangible and intangible assets. The Old Senior Credit Facility limited, among other things, the Company’s ability to incur additional indebtedness or contingent obligations, permit additional liens, make additional acquisitions, sell or dispose of assets, pay dividends on common stock and merge or consolidate with any other person or entity. In addition, the Old Senior Credit Facility, which contained customary representations and warranties, restricted the Company’s ability to borrow funds thereunder in the event the Company maintained in excess of a $25.0 million cash balance and required the Company to maintain compliance with certain financial covenants, including minimum consolidated adjusted EBITDA (as defined in the Old Senior Credit Facility), maximum leverage ratios, minimum fixed charge coverage ratios and maximum capital expenditures.

The Old Revolving Credit Facility was available for general corporate purposes, including working capital and permitted acquisitions. Usage under the Old Revolving Credit Facility, which was to mature on May 13, 2007, was subject to a borrowing base calculation based upon both a percentage of the Company’s eligible accounts receivable and a percentage of the real property collateral value of substantially all of the Company’s skilled nursing facilities. No borrowings were outstanding under the Old Revolving Credit Facility as of December 31, 2002, but approximately $22.6 million of letters of credit were outstanding under the Revolving Credit Facility on that date.

Proceeds of the Old Term Loan were used to fund the Company’s obligations under the Joint Plan and to pay in cash all or a portion of certain claims of pre-petition senior credit facility lenders and mortgage lenders. The Old Term Loan amortized in quarterly installments at a rate of 0.25% of the original principal balance, or $530,000, payable on the last day of each fiscal quarter beginning June 30, 2002, and to mature on May 13, 2008. The Old Term Loan could be prepaid at the Company’s option without penalty or premium. In addition, the Old Term Loan was subject to mandatory prepayment: (i) from the proceeds of certain asset sales which were not used within 180 days of receipt to acquire long-term useful assets of the general type used in the Company’s business; (ii) from the proceeds of certain casualty insurance and condemnation awards, the proceeds of which were not used within 360 days of receipt for the repair, restoration or replacement of the applicable assets or for the purchase of other long-term useful assets of the general type used in the Company’s business; and (iii) from the proceeds of the issuance of certain equity securities and certain debt. The Old Term Loan was also subject to annual mandatory prepayment to the extent of 75% of the Company’s consolidated excess cash flow (as defined in the Old Senior Credit Facility).

The Old Senior Credit Facility was amended to, among other things, defer the Company’s obligation to hedge its variable rate interest exposure until the earlier of October 15, 2003, or 10 business days after the Company receives notice from the Administrative Agent for the Old Senior Credit Facility (the “Administrative Agent”) that the three-month eurodollar rate is at least 3% per annum.

The Company was in violation of its maximum capital expenditures covenant for the eight months ended December 31, 2002. That event of default was waived by the Old Senior Credit Facility lenders in the Second Amendment and Limited Waiver to Credit and Guaranty Agreement, dated as of March 31, 2003 (the “Second Amendment”). The Second Amendment also amended the terms of certain of the financial covenants and the interest rate contained in the Old Senior Credit Facility.

Old Second Priority Notes

On the Effective Date, and in connection with the consummation of the Joint Plan, the Company entered into an indenture (the “Old Indenture”) with The Bank of New York, as Trustee, pursuant to which the Company issued the second priority notes (the “Old Notes”) in the aggregate principal amount of $150.0 million. The Old Notes bore interest at the three month LIBOR plus 550 basis points (6.90% at December 31, 2002) and were to mature on May 13, 2009. The Old Notes were secured by a junior lien on substantially all of the Company’s tangible and intangible assets, subject to liens granted to the lenders’ interest in the Old Senior Credit Facility, liens granted to secure certain third-party mortgage loans and other permitted liens. The Old Notes would be prepaid at any time without penalty, subject to restrictions in place under the Old Senior Credit Facility. The Old Indenture included affirmative and negative covenants customary for similar financings, including, without limitation, restrictions on additional indebtedness, liens, restricted payments, investments, asset sales, affiliate transactions and the creation of unrestricted subsidiaries.

Non-Recourse Indebtedness of Subsidiary

PHCMI is the borrower under the approximately $59.7 million Omega Loan. The Omega Loan bears interest at a rate of 11.57% per annum, and provides for interest-only payments until its scheduled maturity on August 31, 2010. Prior to maturity, the Omega Loan is not subject to prepayment at the option of PHCMI except (a) between February 1, 2005 and July 31, 2005, at 103% of par (notice of which prepayment must be given by December 31, 2004), and (b) within six months prior to the scheduled maturity date, at par, in each case plus accrued and unpaid interest.

The Omega Loan maturity date may be extended at PHCMI’s option until August 31, 2021. This term-extending option meets the definition of an embedded derivative instrument. This derivative is accounted for as a purchased option. The fair market value of the purchased option has been separated from the related debt and recorded in other assets at its estimated fair market value of $3.3 million and $3.2 million as of December 31, 2003 and 2002, respectively.

The Omega Loan is guaranteed by all remaining subsidiaries of PHCMI, and is secured by liens and security interests on all or substantially all of the real property and personal property of the PHCMI Entities, including nine skilled nursing facilities located in Michigan and three others in North Carolina (the “Omega Facilities”). The Omega Loan constitutes nonrecourse indebtedness to the Company and its restricted subsidiaries. Neither the Company nor any of its restricted subsidiaries have guaranteed the Omega Loan or pledged assets to secure the Omega Loan, other than the pledge of PHCMI’s issued and outstanding capital stock. In addition, neither PHCMI nor any of the PHCMI Entities have guaranteed either the Senior Credit Facility or the Notes, nor have they pledged their assets for such indebtedness. The Omega Loan restricts the extent to which the PHCMI Entities can incur other indebtedness, including intercompany indebtedness from PHCMI’s shareholders, and can make distributions to the Company and its other subsidiaries.

The Omega Facilities are managed by one of the Company’s restricted subsidiaries under a management agreement (the “PHCMI Management Agreement”), which pays the manager a monthly management fee equal to 5% of gross revenues, plus an annual incentive management fee equal to 75% of free cash flow from the Omega Facilities. The remaining 25% of free cash flow from the Omega Facilities is paid annually to Omega as an amendment fee. The PHCMI Management Agreement expires by its terms on August 31, 2005, subject to two successive extension options unilaterally exercisable by the manager, the first being a three-year extension term, and the second being a two-year extension term.

Mortgage Notes Payable and Capital Leases

As of December 31, 2003, the Company had no mortgages outstanding. As of December 31, 2002, all of the Company’s mortgages were secured by the underlying property and the loans bore interest at rates ranging from 8.3% to 9.0% per annum, with terms expiring from March 2009 to November 2030.

In addition, the Company leases certain equipment, land, and buildings under capital leases. Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease (see Note 18).

Scheduled Maturities of Long-Term Debt

     The scheduled maturities of long-term debt at December 31, 2003 are as follows (in thousands of dollars):

Year 1	$9,663
Year 2	10,157
Year 3	1,848
Year 4	1,873
Year 5	3,113
Thereafter	362,982

$389,636

Letters of Credit

At December 31, 2003, the Company had total outstanding letters of credit aggregating $34.6 million. The outstanding letters of credit were issued as security for letters of credit issued under the Old Revolving Credit Facility. The $34.6 million figure referred to above represents 105% of the outstanding letters of credit issued under the Old Revolving Credit Facility. The letters of credit issued under our Senior Credit Facility will remain outstanding until the beneficiaries of the underlying letters of credit accept a new replacement letter of credit under the Revolving Credit Facility. Therefore, the maximum net exposure under all letters of credit at December 31, 2003 is $34.6 million. At December 31, 2002, the Company had total outstanding letters of credit aggregating approximately $25.6 million, of which $3.0 million were issued prior to the Effective Date and were collateralized with approximately $3.2 million of cash in accordance with the Joint Plan.

Deferred Financing Costs

Deferred financing costs included in other assets in the accompanying consolidated balance sheets consisted of the following for the periods presented (in thousands of dollars):

	Reorganized Company

	December 31,	December 31,
	2003	2002

Deferred financing costs	$11,718	$6,424
Accumulated amortization	(60)	(669)

	$11,658	$5,755

As a result of the repayment of the Old Senior Credit Facility and the Old Notes, unamortized deferred financing costs of $5.9 million were written off during the quarter ended December 31, 2003 and are included in interest expense in the accompanying consolidated statements of operations. Included in the $5.9 million of deferred financing costs written off was $1.3 million, net of $0.2 million of amortization, of additional deferred financing costs incurred in May of 2003 related to the Old Credit Facility and Old Notes. Costs related to the refinancing of the Senior Credit Facility and the Notes of $11.7 million were capitalized and will be amortized using the effective interest rate method over the life of the debt to which the costs relate.

Amortization of deferred financing costs, including the write off of $5.9 million of deferred financing costs, and $1.3 million included in interest expense in the accompanying consolidated statements of operations, was $7.3 million for the year ended December 31, 2003 and $0.7 million for the eight months ended December 31, 2002.

Interest Paid

Interest paid by the Company during the year ended December 31, 2003 and the eight months ended December 31, 2002 was $37.8 million and $23.9 million, respectively. Interest paid by the Predecessor Company on prepetition indebtedness was $2.8 million for the four months ended April 30, 2002, $3.5 million for the three months ended December 31, 2001 and $5.2 million for the fiscal year ended September 30, 2001.

NOTE 11 INSURANCE

Professional and Workers’ Compensation Liability

Professional liability

Professional liability expense, including both the self-insured provision and the cost of coverage maintained with unaffiliated commercial insurance carriers, was $98.6 million for the year ended December 31, 2003, $55.3 million for the eight months ended December 31, 2002, $30.5 million for the four months ended April 30, 2002, $24.0 million for the three months ended December 31, 2001 and $91.2 million for the year ended September 30, 2001. The expense for the year ended December 31, 2003 includes $21.0 million related to the facilities divested in Florida, of which $6.0 million relates to the purchase of “tail” insurance coverage.

Workers’ Compensation

The provision for workers’ compensation, including both the self-insured expense and the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $27.2 million for the year ended December 31, 2003, $14.8 million for the eight months ended December 31, 2002, $7.4 million for the four months ended April 30, 2002, $5.5 million for the three months ended December 31, 2001 and $17.7 million for the year ended September 30, 2001.

A summary of the assets and liabilities related to professional and workers’ compensation liability included in the consolidated balance sheet for the periods presented is as follows (in thousands of dollars):

	December 31, 2003

	Professional	Workers	Captive
	Liability	Compensation	Insurance	Total

Assets
Non-current
Restricted investments	$—	$354	$10,542	$10,896

	$—	$354	$10,542	$10,896

Liabilities
Accrued insurance obligation
Current	$53,259	$—	$1,056	$54,315
Non-current	183,399	4,061	3,664	191,124

	$236,658	$4,061	$4,720	$245,439

		December 31, 2002

	Professional	Workers	Captive
	Liability	Compensation	Insurance	Total

Assets
Non-current
Restricted investments	$—	$573	$12,117	$12,690

	$—	$573	$12,117	$12,690

Liabilities
Accrued insurance obligation
Current	$21,650	$6,000	$1,000	$28,650
Non-current	187,700	3,127	4,735	195,562

	$209,350	$9,127	$5,735	$224,212

Captives

The Company currently maintains two wholly owned captive insurance subsidiaries, MPN Insurance Company, Ltd. (“MPN Insurance”) and GCI Indemnity, Inc. (“GCI Indemnity”) to provide for reinsurance obligations under workers’ compensation, professional liability and automobile liability for losses that occurred prior to April 1, 1998. Pursuant to the reinsurance agreements, MPN Insurance and GCI Indemnity are responsible to pay all losses that were incurred by the company issuing the policies. The maximum loss exposure for both captives is fully funded. Under the reinsurance agreements, GCI Indemnity is collateralized through a security trust account, which has been designated as restricted investments to pay for claims during the applicable policy periods. Restricted investments designated to pay such claims had an estimated fair value of $10.9 million and $12.7 million at December 31, 2003 and 2002, respectively (see Note 9).

Health Insurance

Other than coverage provided under a few Health Maintenance Organizations, the Company is self-insured for all medical and dental claims. The accrued insurance obligation for employee health benefit claims was $5.3 million and $6.8 million at December 31, 2003 and 2002, respectively, and is included in accrued compensation and benefits in the accompanying consolidated balance sheets.

The provision for self-insured losses for employee health benefit claims was $36.8 million the year ended December 31, 2003, $20.4 million for the eight months ended December 31, 2002, $8.9 million for the four months ended April 30, 2002, $6.7 million for the three months ended December 31, 2001 and $18.1 million for the year ended September 30, 2001.

NOTE 12 STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 90,000,000 shares, with 80,000,000 shares reserved for issuance as Common Stock and 10,000,000 shares reserved for issuance as preferred stock, par value $.01 per share (the “New Preferred Stock”). All shares of authorized common stock and preferred stock of the Predecessor Company were cancelled as of the Effective Date.

Common Stock

The Company currently has 80,000,000 shares of Common Stock that are authorized to be issued, of which 20,000,000 were issued and outstanding following the initial distribution in accordance with the Joint Plan. Up to 2,153,022 additional shares of Common Stock may be issued in the future upon the exercise of options granted or to be granted according to the provisions of the Company’s stock option plans (see Note 3). The issued and outstanding shares of Common Stock are validly issued, fully paid and nonassessable. Common Stock holders are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders and are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. There is no cumulative voting in the election of directors. The Senior Credit Facility and the Indenture contain negative covenants that impose restrictions on, among other things, the Company’s ability to pay dividends. The Company does not plan to pay dividends for the foreseeable future. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock will have the right to receive all assets available for distribution to stockholders (after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding). The Common Stock holders have no preemptive rights and no rights to require the redemption of the common stock.

Warrants

The Reorganized Company issued warrants in connection with the Joint Plan in consideration of the claims held by creditors in connection with the Chapter 11 cases, representing the right to purchase an aggregate of 753,786 shares of Common Stock, subject to adjustment under certain circumstances. The initial per share exercise price of the warrants is $28.04. The exercise period for the warrants began on the Effective Date and expires on May 13, 2004. Each warrant unexercised at the expiration of this period will become void, and all rights will terminate. An assumed exercise of all warrants would result in cash proceeds to the Company of approximately $21.1 million. The warrants were recorded at fair value as consideration exchanged on the extinguishment of debt.

NOTE 13 EMPLOYEE RETIREMENT PLANS

The Company sponsors various defined contribution retirement plans for the benefit of employees. Company contributions to these plans represent a matching percentage of certain employee contributions, which for certain plans is subject to management’s discretion based upon consolidated financial performance. Total combined expense recognized by the Company under all of its defined contribution retirement plans was $2.7 million for the year ended December 31, 2003, $2.0 million for the eight months ended December 31, 2002, $0.9 million for the four months ended April 30, 2002, $0.8 million for the three months ended December 31, 2001, and $3.1 million for the fiscal year ended September 30, 2001.

NOTE 14 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, ''Earnings per Share’’ (in thousands, except per share data):

The effect of dilutive securities for all periods presented has been excluded because the effect is antidilutive.

	Reorganized Company		Predecessor Company

	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Numerator for basic and diluted
(Loss) income per share:
(Loss) income from continuing operations	$(22,527)	$(57,844)	$1,404,657	$3,459	$(35,411)
Discontinued operations:
(Loss) income from operations of discontinued operations, net of tax	(1,583)	(470)	216	936	2,016
Gain on sale of discontinued operations,net of tax	11,314	—	29,082	—	—

Net (loss) income	$(12,796)	$(58,314)	$1,433,955	$4,395	$(33,395)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	20,001	20,000	73,688	73,688	73,688
Effect of dilutive securities - stock options	—	—	—	—	—

Denominator for diluted income (loss) per share - adjusted weighted average shares and assumed conversions	20,001	20,000	73,688	73,688	73,688

Income (loss) per share - basic and diluted:
(Loss) income from continuing operations	$(1.13)	$(2.89)	$19.06	$0.05	$(0.48)
Discontinued operations:
(Loss) income from discontinued operations	(0.08)	(0.03)	—	0.01	0.03
Gain on sale of discontinued operations	0.57	—	0.40	—	—

Net (loss) income per share	$(0.64)	$(2.92)	$19.46	$0.06	$(0.45)

NOTE 15 INCOME TAXES

     The provision (benefit) for income taxes allocated to continuing operations is presented in the table below (in thousands of dollars). Income tax provision (benefit) is allocated between continuing operations, discontinued operations, and extraordinary items in accordance with SFAS No. 109:

	Reorganized Company		Predecessor Company

	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Current:
Federal	$(6,451)	$—	$(126)	$(25)	$(8,394)
State and local	309	165	(18)	—	2,688

	(6,142)	165	(144)	(25)	(5,706)
Deferred taxes:
Federal	—	1,158	—	—	—
State and local	—		—	—	—

	—	1,158	—	—	—

Total	$(6,142)	$1,323	$(144)	$(25)	$(5,706)

     The provision (benefit) for income taxes varies from the amount determined by applying the federal statutory rate to pre-tax income as a result of the following:

	Reorganized Company		Predecessor Company

	Year	Eight Months	Four Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,	September 30,
	2003	2002	2002	2001	2001

Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%	35.0%	(35.0)%
Increase (decrease) in taxes resulting from:
State and local taxes, net of federal tax benefits	0.7	0.2	1.0	2.8	5.9
Permanent book/tax differences:
Goodwill amortization	—	—	—	13.1	7.7
Cancellation of indebtedness	—	—	(25.5)	—	—
Impairment of long-lived assets	—	35.0	—	—	—
Fresh Start	—	—	(2.6)	—	—
Other permanent items	4.0	1.6	(0.1)	1.1	2.0
Realization of benefit of carryback	—	—	—	—	(19.9)
Change in valuation allowance	8.9	0.5	(7.8)	(52.7)	25.4

Effective tax rate	(21.4)%	2.3%	0.0%	(0.7%)	(13.9)%

The components of the net deferred tax assets are as follows (in thousands of dollars):

	December 31,	December 31,
	2003	2002

Deferred tax liabilities:
Amounts relating to property and equipment	$(169)	$(3,717)
Tax amortization of excess reorganzation value	(8,281)	—
Deferred tax assets:
Allowance for bad debts and other current asset valuation	38,838	29,043
Payroll benefits	9,906	11,397
Restructuring reserves	2,494	1,457
Intangibles	—	46,560
NOL carryforwards-Predecessor Company	206,431	414,203
NOL carryforwards-Reorganized Company	10,525	—
Accrued expenses	505	505
Tax credits	1,857	212
Insurance	98,230	87,420
Medicare timing differences	2,839	1,937
Other miscellaneous	6,754	7,051

Total deferred tax assets	378,379	599,785

Net deferred tax assets/liabilities	369,929	596,068

Less: valuation allowance	(369,929)	(596,068)

Net deferred tax assets	$—	$—

For the fiscal year ended December 31, 2003, a federal income tax benefit of $6.5 million and state income tax provision of $0.3 million allocable to continuing operations was recorded. During 2003, the Company also reported loss from discontinued operations of $1.6 million and gain on sale of discontinued operations of $11.3 million. The loss from discontinued operations was shown net of a tax benefit of $1.1 million and the gain on sale of discontinued operations was shown net of a provision of $0.3 million.

Federal and state income tax payments were $0.2 million for the year ended December 31, 2003, and $0.4 million and $0.1 million for the eight months ended December 31, 2002 and four months ended April 30, 2002, respectively. Additionally, payments were $2.1 million and $0.8 million for the three months ended December 31, 2001 and the fiscal year ended September 30, 2001, respectively.

The Company received tax refunds of $10.3 million for the eight months ended December 31, 2002, which were reflected as a reduction of reorganization value in excess of amounts allocated to identifiable assets. Additionally, refunds received were $5.1 million and $4.0 million for the three months ended December 31, 2001 and fiscal year ended September 30, 2001, respectively.

The reorganization of the Company on May 12, 2002 constituted an ownership change under Section 382 of the Internal Revenue Code (“Section 382”), which theoretically imposed annual limitations on the utilization of loss carryforwards after certain ownership changes. However, the Company made an election on the 2002 consolidated return filed in 2003 that enabled the Company to avoid the annual Section 382 limitations. The consequences of that election were that the NOLs must be reduced by interest deducted for income tax purposes for the period from October 1, 1998 through the emergence date on indebtedness that was converted into stock pursuant to the Joint Plan. This reduction is reflected in the reduction of NOL carryforwards by the Predecessor Company and offsetting reduction in the Company’s valuation allowance. A further consequence of the election is if there is a cumulative ownership change involving shareholders who own 5% or more of the Company’s Common Stock of more than 50% during the two year period following our emergence from bankruptcy (May 1, 2002), the remaining NOL carryforwards will be foregone with no net impact to the condensed consolidated financial statements. This could result in higher future tax payments if the Company is profitable.

In connection with the bankruptcy reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable because the gain resulted from the reorganization of the Company under the Bankruptcy Code. However, the Company was required pursuant to Section 108 of the Internal Revenue Code (“Section 108”) to reduce its tax attributes including: (a) NOLs; (b) tax credits; and (c) tax bases in assets in an amount equal to such gain on extinguishment. Per the 2002 consolidated return for the Company, the NOLs were reduced by $687.9 million pursuant to the provisions of Sections 382 and 108 as discussed above. The Company has approximately $563 million of NOL carryforwards after the aforementioned reductions as of December 31, 2003, which will expire at various dates through 2023. Of the total NOL carryforward, $118.4 million is unencumbered by any Section 382 limitations.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. The Company has established a valuation allowance to completely offset its net deferred tax assets. The Company believes the deferred tax assets will not be recognized under the “more likely than not” standard. During the year ended December 31, 2003, the valuation allowance recognized was $369.9 million. As the pre-emergence net deferred tax assets are realized, a reduction in the valuation allowance established in connection with fresh-start reporting will be recorded. Pursuant to SOP 90-7, the reduction in this valuation allowance will first reduce reorganization value in excess of amount allocable to identified assets recorded in fresh-start reporting and other intangible assets, with any excess being treated as an increase to capital in excess of par value.

NOTE 16 REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

As previously noted, on the Effective Date, the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Joint Plan. On the Petition Date, MPAN and certain of its direct and indirect subsidiaries (other than its wholly owned subsidiary, MHG, and its direct and indirect subsidiaries, the “MPAN Debtors”) filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. On the same date, MHG and certain of its direct and indirect subsidiaries (the “MHG Debtors”) also filed for relief under Chapter 11 of the Bankruptcy Code, thus commencing the Chapter 11 cases (the “Chapter 11 Cases”).

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

Pursuant to the Joint Plan, the principal lenders under the Debtors’ prepetition senior credit facilities received, among other things: (i) $275.0 million of available cash, as defined in the Joint Plan, after giving effect to certain adequate protection payments paid to senior lenders in connection with the disposition of assets; (ii) $150.0 million in principal amount of newly issued secured debt (the “Senior Subordinated Notes”) (see Note 10); and (iii) 19.2 million shares of the Reorganized Company’s common stock, par value $.01 per share (the “New Common Stock”), representing approximately 96% of the New Common Stock issued as of the Effective Date (see Note 12).

Certain of the Debtors’ skilled nursing facilities were also encumbered by mortgage debt owing to third parties (the “Project Lenders”). Most Project Lenders received consensual treatment as provided in the Joint Plan, which included, among other things: (i) a cash payment of $11.5 million in satisfaction of mortgages on three skilled nursing facilities; (ii) a cash payment of approximately $0.5 million and the restructuring of mortgages on two skilled nursing facilities; and (iii) an agreement to surrender certain skilled nursing facilities and other collateral in satisfaction of mortgages on certain other skilled nursing facilities.

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

Matters Related to Emergence

In connection with the consummation of the Joint Plan, the Company entered into the $297.0 million Old Senior Credit Facility with a syndicate of lenders, dated as of the Effective Date, which provided funds to satisfy certain obligations of the Predecessor Company to its creditors under the Joint Plan, for general working capital purposes and for permitted acquisitions. In connection with the issuance of the Second Priority Notes, the Company entered into an indenture pertaining to such notes (see Note 10).

On the Effective Date, the Company filed a registration statement on Form 8-A (the “Form 8-A”) with the Securities and Exchange Commission (the “SEC”) to register the New Common Stock and warrants to purchase the New Common Stock issued in connection with the Joint Plan. In addition, the Form 8-A disclosed that the Company had filed its Third Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of capital stock to 90,000,000, with 80,000,000 shares reserved for issuance as Common Stock and 10,000,000 shares reserved for issuance as New Preferred Stock (see Note 12).

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

Reorganization Items

In accordance with SOP 90-7, the Company has recorded all transactions directly related to the reorganization of the Company since the filing of the Chapter 11 Cases as reorganization items. A summary of the principal categories of reorganization items follows (in thousands of dollars):

	Predecessor Company

	Four Months	Three Months
	Ended	Ended	Year Ended September 30,
	April 30,	December 31,
	2002	2001	2001	2000
Professional fees	$67,976	$14,172	$40,158	$25,770
Net loss (gain) on divestitures	10,766	(1,671)	1,531	(14,688)
Interest earned on accumulated cash resulting from Chapter 11 filings	(648)	(798)	(6,112)	(2,463)
Other reorganization costs	11,031	1,450	12,144	2,197
Gain on extinguishment of debt	(1,229,557)	—	—	—
Fresh-start valuations adjustments	(253,877)	—	—	—

	$(1,394,309)	$13,153	$47,721	$10,816

NOTE 17 FRESH — START REPORTING

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

The adjustments entitled “Reorganization” reflect the consummation of the Joint Plan, including the elimination of existing liabilities subject to compromise and consolidated shareholders’ deficit, and reflect the aforementioned $816.8 million reorganization value, which includes the establishment of $265.0 million of reorganization value in excess of amounts allocable to net identifiable assets (see Note 8).

The adjustments entitled “Fresh-Start Adjustments” reflect the adoption of fresh-start reporting, including the adjustments to record property and equipment and identifiable intangible assets at their fair values. The assets and liabilities have been recorded at their estimated fair values. Management estimated the fair value of the Company’s assets and liabilities by using both independent appraisals and commonly used discounted cash flow valuation methods. The reorganization value on the Effective Date included in the Joint Plan approved by the Bankruptcy Court was based upon various valuation methods, including discounted projected cash flows, and assumed continued increases in the Medicare reimbursement rates that expired on October 1, 2002. The Company’s annual impairment analysis performed in the three months ended December 31, 2002 under SFAS No. 142 indicated that the reorganization value in excess of amounts allocable to identify able assets was impaired. Accordingly, the Company recorded an impairment charge of $57.3 million during the three months ended December 31, 2002 relating to its reorganization value in excess of amounts allocable to identifiable assets (see Note 8).

Certain of the Company’s wholly owned subsidiaries and consolidated joint ventures did not file for protection under Chapter 11. The non-filing subsidiaries were not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

A reconciliation of fresh-start reporting recorded as of May 1, 2002 follows (in thousands of dollars):

	Predecessor							Reorganized
	Company							Company
	April 30,			Fresh-Start				May 1,
	2002	Reorganization		Adjustments		Reclassifications		2002

Current assets
Cash and cash equivalents	$202,338	$(111,078	)(a)	$—		$—		$91,260
Receivables	232,162	3,640	(b)	—		—		235,802
Inventories	7,631	—		—		—		7,631
Other current assets	28,918	—		—		—		28,918

Total current assets	471,049	(107,438)		—		—		363,611
Property and equipment, net	416,369	—		160,353	(m)	—		576,722
Reorganization value in excess of amounts allocable to identifiable assets	—	264,954	(c)	—		—		264,954
Goodwill	186,543	—		(179,746	)(n)	—		6,797
Restricted investments	34,054	16,453	(d)	—		—		50,507
Other assets	29,251	5,924	(e)	(8,461	)(o)	—		26,714

	$1,137,266	$179,893		$(27,854)		$—		$1,289,305

Current liabilities
Current maturities of long-term debt	$—	$—		$—		$6,220	(q)	$6,220
Accounts payable	54,100	—		—		—		54,100
Accrued compensation and benefits	90,776	—		—		—		90,776
Accrued insurance obligations	24,826	—		—		—		24,826
Other current liabilities	110,229	7,162	(f)	—		(16,250	)(q)	101,141

Total current liabilities	279,931	7,162		—		(10,030)		277,063
Liabilities subject to compromise	2,167,277	(2,167,277	)(g)	—		—		—
Long-term debt, net of current maturities	59,688	430,955	(h)	—		(6,220	)(q)	484,423
Long-term insurance reserves	119,002	58,268	(i)	—		—		177,270
Other liabilities	18,497	—		(10,402	)(o)	16,250		24,345

	2,644,395	(1,670,892)		(10,402)		—		963,101
Stockholders’ equity (deficit)
Reorganized Company common stock	—	200	(j)	—		—		200
Predecessor Company common stock	737	(737	)(k)	—		—		—
Reorganized Company warrants to purchase common stock	—	935	(j)	—		—		935
Capital in excess of par value	980,952	359,714	(j,k)	—		(981,689	)(r)	358,977
Retained earnings (accumulated deficit)	(2,488,644)	1,490,673	(l)	(17,452	)(p)	981,689	(r)	(33,734)
Accumulated other comprehensive loss	(174)	—		—		—		(174)

	$1,137,266	$179,893		$(27,854)		$—		$1,289,305

(a)	To record the payment of cash in connection with the discharge of indebtedness and settlement of pre-petition liabilities according to the terms of the Joint Plan.

(b)

Note (b1)	$5,376
Note (b2)	(1,736)

Total receivables reorganization adjustment(b)	$3,640

(b1)	To adjust the settlement receivable for Medicaid payors related to the Company’s settlement with various state Medicaid programs in connection with the Joint Plan.

(b2)	To write-off management fee receivables related to the settlement of certain contractual disputes with a leaseholder in connection with the Joint Plan.

(c)	To record the reorganized value of the Company in excess of amounts allocable to identified assets.

(d)	To record cash collateralization of various letters of credit required by the terms of the Joint Plan.

(e)	To record deferred financing costs incurred in connection with the Old Senior Credit Facility.

(f)	To record a liability for the settlement of unsecured claims according to the terms of the Joint Plan, and to record payment of professional fees including success fees to bankruptcy advisors.

(g)	To record the discharge of liabilities subject to compromise according to the terms of the Joint Plan as follows:

Prepetition senior credit facilities and term loans	$1,217,638
Prepetition senior subordinated debt	597,328
Other pre-petition debt	134,708
Accounts payable and other accrued liabilities	169,897
Accrued interest	79,959
Unamortized deferred financing costs	(32,253)

Total liabilities subject to compromise	$2,167,277

(h)	To record the issuance of the Term Loan under the Old Senior Credit Facility, to record the issuance of the Second Priority Notes, and to record various mortgages and capital leases entered into or renegotiated as per the terms of the Joint Plan.

(i)	To record estimated settlement of pre-petition insurance claims previously accrued for as liabilities subject to compromise.

(j)	To record issuance of common stock and warrants to purchase common stock of the Reorganized Company.

(k)	To eliminate the common stock of the Predecessor Company.

(l)

Reorganization adjustment (a)	$(111,078)
Reorganization adjustment (b)	3,640
Reorganization adjustment (c)	264,954
Reorganization adjustment (d)	16,453
Reorganization adjustment (e)	5,924
Reorganization adjustment (f)	(7,162)
Reorganization adjustment (g)	2,167,277
Reorganization adjustment (h)	(430,955)
Reorganization adjustment (i)	(58,268)
Reorganization adjustments (j)(k)	(360,112)

Total retained earnings (accumulated deficit) reorganization adjustment	$1,490,673

(m)	To adjust property and equipment to fair value and to write-off previously recorded accumulated depreciation.

(n)	To write off historical goodwill of the Predecessor Company, excluding certain subsidiaries of the Company that were not part of the bankruptcy proceedings.

(o)	To write-off the Company’s leasehold rights and over-market lease valuation accounts.

(p)	To adjust property, equipment, goodwill, leasehold rights and overmarket lease liabilities to fair value.

(q)	Entries to record the current and long-term classification of long-term debt and reorganization fees to be settled in subsequent periods.

(r)	Entry to close out Predecessor Company’s retained earnings to additional paid in capital according to the terms of the Joint Plan (the remaining accumulated deficit is related to several subsidiaries that were not part of the Company’s bankruptcy proceedings).

Pro Forma Information

     The unaudited condensed consolidated pro forma effect of the Joint Plan assuming the Effective Date occurred on October 1, 2000 follows (in thousands, except per share amounts):

	Combined
	Reorganized
	Company and
	Predecessor
	Company	Predecessor Company

	Twelve Months	Three Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2002	2001	2001

Revenue	$1,754,073	$450,542	$1,840,654

(Loss) income from continuing operations	$(56,103)	$10,227	$(27,111)
(Loss) income from discontinued operations	(254)	936	2,016
Gain on sale of discontinued pharmacy operations	29,082	—	—

Net (loss) income	$(27,275)	$11,163	$(25,095)

Earnings per share
(Loss) Income from continuing operations	$(2.81)	$0.51	$(1.36)
(Loss) income from discontinued operations	(0.01)	0.05	0.10
Gain on sale of discontinued pharmacy operations	1.45	—	—

Net (loss) income	$(1.37)	$0.56	$(1.26)

Shares used in computing earnings (loss)	20,000	20,000	20,000

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

NOTE 18 COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2003, certain of the Company’s facilities were held under operating or capital leases. The capital leases expire at various times from 2004 through 2010 and certain of them have multiple five year renewal options. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease, at a predetermined option price within the respective lease agreement. The carrying value of assets secured by capital leases are summarized as follows (in thousands of dollars):

	December 31,	December 31,
	2003	2002

Facilities operating under capital leases	$18,706	$31,733
Less: Accumulated amortization	(1,577)	(861)

	$17,129	$30,872

Rental expense, net of sublease rental income for all operating leases, was $46.3 million for the fiscal year ended December 31, 2003, $29.1 million for the eight months ended December 31, 2002, $15.3 million for the four months ended April 30, 2002, $11.9 million for the three months ended December 31, 2001 and $61.4 million for the fiscal year ended September 30, 2001. Certain of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to twenty years), purchase options and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Certain leases also contain increases based on the Consumer Price Index, Medicaid reimbursement rates or at amounts specified in the lease agreement. Sublease rental income was $0.2 million for the fiscal year ended December 31, 2003, $2.0 million for the eight months ended December 31, 2002, $0.8 million for the four months ended April 30, 2002, $0.8 million for the three months ended December 31, 2001 and $4.6 million for the fiscal year ended September 30, 2001. Contingent rent, based primarily on revenue, was $0.9 million for the fiscal year ended December 31, 2003, $0.6 million for the eight months ended December 31, 2002, $0.3 million for the four months ending April 30, 2002, $0.3 million for the three months ended December 31, 2001 and $2.1 million for the fiscal year ended September 30, 2001.

The table below presents a schedule of future minimum rental commitments under noncancelable leases as of December 31, 2003 (in thousands of dollars):

	Operating	Capital

2004	$31,770	$9,246
2005	27,355	9,208
2006	22,307	676
2007	19,427	676
2008	15,935	1,812
Subsequent years	66,778	43

Total minimum rental obligations	$183,572	21,661

Less amount representing interest		(1,713)

Present value of capital leases		19,948
Less: Current portion		(8,313)

Long-term portion		$11,635

Casualty Gain

During the four months ended April 2002, the Predecessor Company recorded a net gain of approximately $1.5 million relating to certain owned and leased facilities that were damaged by floods. The net gain is included in other income and is comprised of a gain of approximately $14.4 million relating to owned and capital leased facilities, whose net carrying value was less than the insurance proceeds expected to be received, offset by a loss of approximately $12.9 million relating to operating leased facilities whose estimated costs to repair are in excess of the expected insurance proceeds to be received. Approximately $16.5 million of insurance proceeds have been received as of December 31, 2003.

Litigation

General

From time to time, the Company has been party to various legal proceedings in the ordinary course of business. As is typical in the health care industry, the Company expects to remain subject to claims that its services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The health care industry in general continues to experience an increasing trend in the frequency and severity of litigation and claims. There are currently no outstanding uninsured litigation matters against the Company that it believes could have a material adverse effect on it. Below is a summary of the major outstanding litigation to which the Company is a party.

Royal Surplus Lines Litigation

On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal Surplus Lines Insurance Company (“Royal”), commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two PL/GL policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior excess liability insurance carriers, Northfield Insurance Company (“Northfield”), moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was granted.

Prior to the parties engaging in any significant discovery, they agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, the Company agreed to dismiss its counterclaim without prejudice, and Royal and the Company agreed to work together to resolve claims in an alternative dispute resolution procedure. Northfield did not agree to dismiss its complaint in intervention. Accordingly, Northfield and the Company are currently engaging in discovery. The Company has also filed a bad faith counterclaim against Northfield arising out of its claims handling and litigation tactics.

In April 2003, Northfield filed an insurance coverage action against the Company in the United States District Court for the Northern District of Georgia. Northfield seeks a declaration that it is not obligated to provide insurance coverage to us in connection with a personal injury and wrongful death lawsuit filed against the Company styled Louise Sherry Fisher, Individually, as Representative of all Wrongful Death Beneficiaries, and Legal Heir of the Estate of Vestal Grant Fisher, deceased v. Mariner Post-Acute Network, Inc., et al., No. 2000-40818 (28th Judicial District, Harris County, Tex.), (the “Fisher Action”). Northfield alleges that its coverage obligation was discharged by the Company’s failure to accept a reasonable settlement demand in the Fisher Action, and by the Company’s conduct and alleged refusal to cooperate in the defense of that case. In addition to seeking a declaratory judgment, Northfield asserts claims for breach of contract and negligence. Northfield seeks unspecified damages, including recovery of the amount it paid to settle the Fisher Action, as well as attorneys’ fees and costs.

The Company has filed an answer to Northfield’s complaint on May 5, 2003, denying that Northfield is entitled to the relief it seeks and raising certain affirmative defenses to Northfield’s claims. On May 5, 2003, the Company also filed a motion to transfer the case to the United States District Court for the District of Delaware, where, on August 7, 2001, Northfield instituted an adversary proceeding against the Company regarding insurance coverage issues arising out of the Fisher Action. That adversary proceeding is styled Northfield Insurance Company v. Mariner Post-Acute Network, Inc., et al., Adversary Case No. A-01-4626. On October 6, 2003, the United States District Court for the Northern District of Georgia granted the Company’s motion to transfer and transferred this case to the United States District Court for the District of Delaware. On October 23, 2003, the case was referred to the Bankruptcy Court, where it is now pending.

On October 16, 2003, the Company filed a motion for summary judgment and on November 11, 2003, Northfield filed a cross-motion for summary judgment. Both motions are pending. Discovery is ongoing. While no trial date has been set, a mediation is planned for the first quarter of 2004.

PricewaterhouseCoopers Litigation

In August 2002, the Company filed a complaint in the State Court of Fulton County, Georgia against PricewaterhouseCoopers, LLP (“PWC”) and several former officers of MHG referred to as the “Individual Defendants”. The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary duty against PWC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon, one of the Company’s predecessors. Other claims arise from duties that the Company believes the Individual Defendants breached as officers of MHG and MPAN, the Company’s successor following the MHG acquisition. In the Fulton County action, the Company is seeking actual damages (including compensatory and consequential damages) and punitive damages, in an amount to be determined at trial. Discovery is ongoing.

In response to the action commenced by the Company in Fulton County, the Individual Defendants filed an action in Chancery Court in Delaware in September 2002 styled Stratton et al. v. Mariner Health Care, Inc., Civil Action No. 19879-NC. In the Chancery Court action, the Individual Defendants generally claim they are not liable for the claims asserted in the Fulton County action and that the Company is contractually and statutorily obligated to indemnify them against the claims in the Fulton County action. The Company removed the Chancery Court action to the Bankruptcy Court, at which time the action was assigned Adversary Case Nos. 02-5604 and 02-5606 in Chapter 11 Case Nos. 00-0113 (MFW) and 00-00215 (MFW). After removal, the Company answered the complaint and filed counterclaims. The Individual Defendants moved to remand the action back to the Chancery Court. The Company opposed the motion. On December 16, 2003, the Bankruptcy Court denied the Individual Defendants’ remand motion and dismissed their claims holding, among other things, that the Individual Defendants’ indemnification claims had been discharged by confirmation of the Company’s Joint Plan. The Individual Defendants have filed a “motion to alter or amend judgment,” which is pending.

After the Individual Defendants filed the Chancery Court action, the Company also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware, Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary Case No. 02-05598 (consolidated with Adversary Case No. 02-05599). In this enforcement action, the Company generally alleged that it does not have any obligation to indemnify the Individual Defendants and the Individual Defendants’ pursuit of their indemnification claims violated the Company’s discharge in bankruptcy. The Individual Defendants filed counterclaims generally alleging that the Company has an obligation to indemnify them against the claims in the Fulton County action and that it is estopped from asserting those claims. The Company has moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, and on April 10, 2003, the Bankruptcy Court granted the motion to dismiss.

After the Company filed the Fulton County action, William R. Bassett as Trustee for the Charlotte R. Kellett Irrevocable Trust, as Trustee for the Samuel B. Kellett, Jr. Irrevocable Trust, as Trustee for the Stiles A. Kellett, III Irrevocable Trust and as Trustee for the Barbara K. Kellett Irrevocable Trust, Kellett Family Partners, L.P. f/k/a Kellett Partners, L.P., Samuel B. Kellett, Stiles A. Kellett, Jr. and SSK Partners, L.P., filed an action in the Superior Court of Cobb County, Georgia against PWC and the Individual Defendants based on claims arising out of MHG’s acquisition of Convalescent Services, Inc. in 1995 because of the Individual Defendants’ and PWC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200 million. The Individual Defendants added the Company as a third-party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action, and which are now pending, and subject to resolution before the Bankruptcy Court in the enforcement action. In November 2003, the Individual Defendants dismissed the Company without prejudice from the Cobb County action.

Indemnity Insurance Company of North America Litigation

In May 2003, the Company filed a complaint in the United States District Court for the Eastern District of Texas, Beaumont Division, entitled Mariner Health Care, Inc. v. Indemnity Insurance Company of North America, Inc., Case No. 103 CV 0279. The Company is seeking a declaratory judgment determining its rights and the obligations of Indemnity Insurance Company of North America, Inc. (“IINA”), under an IINA policy of insurance regarding property damage and related losses at the Company’s facilities in Beaumont and Houston, Texas caused by Tropical Storm Allison in June 2001. The Company additionally asserts breach of contract and unfair claims handling practices claims against IINA. The Company further seeks statutory damages, punitive damages and attorneys’ fees under Texas Insurance Code and the Texas Civil Practice and Remedies Code. IINA has answered the Company’s complaint and the parties are in the process of pretrial discovery, with an anticipated trial date in the third quarter of 2004.

On January 30, 2004, the Company moved to amend its complaint to include, as plaintiffs, the Company’s affiliates Cornerstone Health Management Company, Mariner Health Care of Nashville, Inc. and Living Centers of Texas, Inc., and to make other conforming amendments. This motion is pending.

While the Company is not able to predict the outcome of any of these matters, based on currently available facts it does not believe that the resolution of any of these proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

Global Settlement

The Company has reached a settlement with the United States to resolve certain United States Claims (as defined below) against the Company that arose prior to the Petition Date. This settlement is referred to as the “Global Settlement”. “United States Claims” are those claims or causes of action asserted by or on behalf of the United States seeking remedies of any kind: (i) under the Federal False Claims Act, 31 U.S.C. §§ 3729-3733 (the “False Claims Act”), the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a (the “Civil Monetary Penalties Law”), and the Program Fraud Civil Remedies Act of 1986, 31 U.S.C. §§ 3801-3812 (the “Program Fraud Civil Remedies Act”) and/or other statutory or common law doctrines of payment by mistake, unjust enrichment, breach of contract, or fraud; (ii) for administrative overpayments, including claims or causes of action for services rendered or products supplied under Medicare, the TRICARE Program, or any other federal health program; (iii) for specified civil monetary penalties; (iv) arising under any provider or similar agreement with the United States; and (v) for permissive exclusion from Medicare, Medicaid and other federal health programs. The Global Settlement was approved by the Bankruptcy Court and became effective on April 3, 2002.

Under the Global Settlement: (i) all Medicare claims and debts arising prior to the Petition Date were released as between CMS and the Company; (ii) the United States approved a settlement of Medicare administrative appeals related to disallowances under the prudent buyer principle (the “Prudent Buyer Settlement”); (iii) the Company waived its rights to collect any amounts due under the Prudent Buyer Settlement; (iv) CMS adjusted specified Medicare PPS base year cost reports to accurately calculate PPS rates; (v) CMS agreed to pay the Company $3.0 million; (vi) the Department of Justice released the Company from certain “covered conduct” alleged within six qui tam lawsuits and other disputes under the Federal False Claims Act; (vii) the Company agreed to be responsible for any attorney fees sought by qui tam relators’ counsel; (viii) the United States waived any claims for (a) Medicare reimbursement for two voluntary disclosures made by the Company to the United States and (b) Medicare reimbursement related to an Office of Inspector General (the “OIG”), investigation; (ix) the Company agreed to enter into a corporate integrity agreement with the OIG; (x) the Company rejected and terminated specified provider agreements for discontinued operations; (xi) the Company agreed to a list of facilities that are covered by the Global Settlement; (xii) all cost years ending on or before the Petition Date were fully and finally resolved by the Global Settlement; (xiii) for cost years that span the Petition Date, CMS agreed to settle the cost reports for these years, and the Company retained its rights to appeal or request the reopening of such years, but any relief awarded relating to those years will be pro-rated so that the prepetition portion is waived and the post petition portion is preserved; and (xiv) as part of the cure for the assumption of Medicare provider agreements, or in the case of any rejected and terminated provider agreements, the Company agreed to pay any portion of a Medicare overpayment or civil monetary penalty that accrued after the Petition Date.

In accordance with GAAP, the Company recorded a charge of approximately $33.4 million relating to the Global Settlement in its consolidated statement of operations for the fourth quarter of the fiscal year ended September 30, 2001.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based upon the current level of interest rates for similar debt.

The estimated values of the Company’s financial instruments are as follows (in thousands of dollars):

	December 31, 2003		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$41,934	$41,934	$38,618	$38,618
Restricted investments	$19,300	$19,300	$38,693	$38,693
Total long-term debt	$389,636	$391,493	$484,762	$487,558

NOTE 20 CONCENTRATIONS OF CREDIT RISK

Governmental Programs

The Company has significant accounts whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicare and Medicaid. The Company does not believe there are significant credit risks associated with these governmental programs. The mix of receivables from patients and third-party payors at December 31, 2003 and December 31, 2002 was as follows:

	December 31,	December 31,
	2003	2002

Medicare	31.1%	35.3%
Medicaid	37.2%	33.5%
Other	31.7%	31.2%

	100.0%	100.0%

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

Notes Receivable

The Company has certain interest-bearing notes receivable that are reviewed periodically to determine if the notes are adequately reserved and are recorded at their net realizable value. The Company had notes receivable of $35.8 million and $22.0 million, net of allowances of $6.9 million and $4.2 million, respectively, at December 31, 2003 and 2002, respectively. Approximately $19.2 million of these notes are collateralized by the underlying skilled nursing facilities.

Cash

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 21 SEGMENT INFORMATION

As previously disclosed, the Company has two reportable segments, skilled nursing services, which provides long-term health care through the operation of skilled nursing facilities and assisted living facilities in the United States, and LTACs, which provide services for the relatively high sub-acute clinical needs patients. The “Other” category includes corporate items not considered to be an operating segment, and eliminations.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company primarily evaluates segment performance and allocates resources based on operating profit (loss) that basically represents revenue less operating expenses. The operating profit (loss) is net revenues less operating and general and administrative expenses. The Company does not have any intersegment revenue. Asset information by segment, including capital expenditures, and net income (loss) beyond operating profit (loss) are not provided to the Company’s chief operating decision maker.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

The following tables summarize operating results and other financial information, by business segment, excluding the results of the discontinued operations, for the Company for the year ended December 31, 2003, for the eight months ended December 31, 2002, and for the Predecessor Company for the four months ended April 30, 2002, the three months ended December 31, 2001 and the year ended September 30, 2001 (in thousands of dollars):

	Nursing Home
	Services	LTACs	Other*	Total

Reorganized Company
Year Ended December 31, 2003
Revenue from external customers	$1,594,693	$119,266	$1,408	$1,715,367
Operating profit (loss)	105,108	15,139	(98,689)	21,558
Depreciation and amortization	32,015	1,571	3,496	37,082
Total assets	765,543	22,849	319,342	1,107,734
Eight Months Ended December 31, 2002
Revenue from external customers	$1,087,974	$76,294	$(1,262)	$1,163,006
Operating profit (loss)	117,613	7,631	(50,456)	74,788
Depreciation and amortization	20,463	724	1,577	22,764
Total assets	808,789	42,921	327,028	1,178,738

Predecessor Company
Four Months Ended April 30, 2002
Revenue from external customers	$550,919	$37,075	$3,073	$591,067
Operating profit (loss)	40,785	3,384	(22,140)	22,029
Depreciation and amortization	10,722	277	557	11,556
Total assets	1,036,127	77,284	175,894	1,289,305
Three Months Ended December 31, 2001
Revenue from external customers	$421,140	$28,680	$722	$450,542
Operating profit (loss)	44,255	2,292	(18,221)	28,326
Depreciation and amortization	9,019	388	1,521	10,928
Total assets	699,167	61,349	461,839	1,222,355
Fiscal Year Ended September 30, 2001
Revenue from external customers	$1,726,259	$111,638	$2,757	$1,840,654
Operating profit (loss)	151,948	7,023	(71,200)	87,771
Depreciation and amortization	37,068	1,870	9,749	48,687
Total assets	897,309	64,254	269,415	1,230,978

*	Included in the amounts indicated in the “Other” column are cash, property plant and equipment, goodwill, restricted investments, notes receivable and deferred financing costs.

NOTE 22 RELATED PARTY TRANSACTIONS

Transactions with Management

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

In December 2002, in connection with the Chief Executive Officer C. Christian Winkle’s agreement to relocate his personal residence to Atlanta, Georgia, the site of the Company’s corporate headquarters, the Company purchased Mr. Winkle’s primary residence for its fair market value. The fair maker value was determined based upon the average of two separate appraisals conducted by independent appraisal services, and was determined to be $1.4 million. Additionally, the Company reimbursed Mr. Winkle for reasonable and customary closing costs actually incurred related to the sale in the amount of approximately $58,000, also in accordance with the Company’s corporate relocation package.

Consideration Received by Five Percent Beneficial Owners in Connection with Bankruptcy Proceedings

Each of the five percent or greater beneficial owners the Company’s common stock, Oaktree Capital Management, LLC and affiliates; Foothill Capital Corporation and affiliates; Highland Capital Management, L.P. and affiliates; Halcyon Restructuring Fund, L.P.; and Greenlight Capital, L.L.C., held prepetition claims in the bankruptcy cases and, as a consequence, received pro rata distributions made pursuant to the Joint Plan.

Foothill Group, Inc. and Foothill Income Trust, L.P.

Foothill Group and Foothill Income Trust (“Foothill”), affiliates of Foothill Partners III and Foothill Partners IV, which beneficially own over 5% of the Company’s common stock as of December 31, 2003, are members of the syndicate of financial institutions serving as lenders under the Company’s Senior Credit Facility. In connection with their participation in this syndicate, Foothill Group and Foothill Income Trust are entitled to receive there pro rata share of interest payments and any other customary fees under the Senior Credit Facility. Additionally, Foothill Partners III and Foothill Partners IV are members of the syndicate of financial institutions that hold the Company’s Second Priority Notes. In connection with their participation in this syndicate, they are entitled to receive there pro rata share of interest payments and any other customary fees under the Second Priority Notes. M. Edward Stearns, one of the Company’s directors, is Senior Vice President of Foothill Capital Corporation and a managing general partner of five partnerships in the Foothill family of funds, which are affiliates of Foothill Group and Foothill Income Trust. In May 2002, Foothill Group and Foothill Income Trust received $0.1 million and $0.4 million, respectively, as lenders under our Old Senior Credit Facility. This represented their pro rata share of commitment fees, paid to all lenders, related to our Senior Credit Facility. Subsequent to December 31, 2003, Foothill sold shares of the Company’s common stock and is no longer a beneficial owner.

NOTE 23 Supplemental Guarantor/Non-Guarantor Financial Information

Certain subsidiaries (the “Guarantor Subsidiaries”) guarantee repayment of the debt under the Senior Credit Facility and the Notes. Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are wholly owned (directly or indirectly) by the Company and fully and unconditionally guarantee the debt under the Senior Credit Facility and the Notes on a joint and several basis.

The following condensed consolidating financial data is presented for the holders of the Notes and illustrates the composition of Mariner Health Care, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the Company’s subsidiaries that do not guarantee the debt under the Senior Credit Facility and the Notes (the “Non-Guarantor Subsidiaries”) for the periods indicated.

There are certain restrictions on the ability of PHCMI and its subsidiaries, all of which are Non-Guarantor Subsidiaries, to pay dividends, make loans or advances and transfer certain property and assets to the Company and its other subsidiaries.

The Company does not have any subsidiaries that are accounted for by the Parent Company on the equity method. As such, the principal elimination entries eliminate intercompany balances and transactions. Information regarding the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is as follows (in thousands of dollars):

Reorganized Company

CONDENSED SELECTED CONSOLIDATING BALANCE SHEET
December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$—	$330,562	$23,394	$(52,528)	$301,428
Total assets	636,064	982,313	101,997	(612,640)	1,107,734
Current liabilities	2,881	234,674	60,396	(52,527)	245,424
Total liabilities	324,618	449,299	130,191	(52,527)	851,581
Stockholders’ equity (deficit)	311,446	533,014	(28,194)	(560,113)	256,153

CONDENSED SELECTED CONSOLIDATING BALANCE SHEET
December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$—	$337,257	$21,379	$(20,979)	$337,657
Total assets	706,873	978,582	101,862	(608,579)	1,178,738
Current liabilities	4,977	220,202	50,932	(55,020)	221,091
Total liabilities	362,967	478,963	123,432	(55,019)	910,343
Stockholders’ equity (deficit)	343,907	499,618	(21,570)	(553,560)	268,395

CONDENSED SELECTED CONSOLIDATING STATEMENT OF OPERATIONS
For the fiscal year ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$1,563,871	$147,985	$3,511	$1,715,367
Operating (loss) income	(1,679)	(3,966)	15,318	—	9,673
(Loss) income before income taxes	(32,461)	16,159	(6,621)	(5,746)	(28,669)
Net (loss) income	(32,461)	32,035	(6,624)	(5,746)	(12,796)

CONDENSED SELECTED CONSOLIDATING STATEMENT OF OPERATIONS
For the eight months ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$1,072,902	$98,798	$(8,694)	$1,163,006
Operating (loss) income	(798)	(43,059)	9,083	76	(34,698)
Income (loss) before income taxes	(16,505)	(41,047)	1,774	(743)	(56,521)
Net (loss) income	(16,505)	(42,841)	1,775	(743)	(58,314)

CONDENSED SELECTED CONSOLIDATING STATEMENT OF CASH FLOWS
For the fiscal year ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided (utilized) by operating activities (2)	$50,110	$(6,293)	$(1,878)	$—	$41,939
Net cash provided (utilized) by investing activities	—	38,621	1,312	—	39,933
Net cash (utilized) provided by financing activities	(50,110)	(30,598)	2,152	—	(78,556)

Increase in cash and cash equivalents	—	1,730	1,586	—	3,316
Cash and cash equivalents, beginning of period	—	37,734	884	—	38,618
Cash and cash equivalents, end of period	—	39,464	2,470	—	41,934

CONDENSED SELECTED CONSOLIDATING STATEMENT OF CASH FLOWS
For the eight months ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (utilized) by operating activities(2)	$1,890	$(24,896)	$(5,146)	$—	$(28,152)
Net cash (utilized) provided by investing activities	—	(24,458)	5,849	—	(18,609)
Net cash (utilized) provided by financing activities	(1,890)	(3,134)	(857)	—	(5,881)

Increase in cash and cash equivalents	—	(52,488)	(154)	—	(52,642)
Cash and cash equivalents, beginning of period	—	90,222	1,038	—	91,260
Cash and cash equivalents, end of period	—	37,734	884	—	38,618

Predecessor Company

CONDENSED SELECTED CONSOLIDATING STATEMENT OF OPERATIONS
Four months ended April 30, 2002

		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$549,003	$47,013	$(4,949)	$591,067
Operating income (loss)	—	5,854	4,581	38	10,473
Income (loss) before income taxes	—	1,341,555	48,908	14,050	1,404,513
Net income (loss)	—	1,399,829	48,908	(14,782)	1,433,955

CONDENSED SELECTED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months ended December 31, 2001

		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$420,626	$34,751	$(4,835)	$450,542
Operating (loss) income	—	14,158	3,324	(84)	17,398
(Loss) income before income taxes	—	3,357	138	(61)	3,434
Net (loss) income	—	4,865	138	(608)	4,395

CONDENSED SELECTED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal year ended September 30, 2001

		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,708,484	$137,124	(4,954)	$1,840,654
Operating (loss) income	—	1,383	4,132	159	5,674
(Loss) income before income taxes	—	(44,300)	1,359	1,824	(41,117)
Net (loss) income	—	(36,578)	1,359	1,824	(33,395)

CONDENSED SELECTED CONSOLIDATING STATEMENT OF CASH FLOWS
Four months ended April 30, 2002

		Guarantor	Non-Guarantor
	Parent(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (utilized) by operating activities(2)	$—	$(8,679)	$11,411	$—	$2,732
Net cash provided (utilized) by investing activities	—	69,157	(13,073)	—	56,084
Net cash provided (utilized) by financing activities	—	(180,869)	(427)	—	(181,296)

Increase in cash and cash equivalents	—	(120,391)	(2,089)	—	(122,480)
Cash and cash equivalents, beginning of period	—	210,612	3,128	—	213,740
Cash and cash equivalents, end of period	—	90,221	1,039	—	91,260

CONDENSED SELECTED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months ended December 31, 2001

		Guarantor	Non-Guarantor
	Parent (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (utilized) by operating activities(2)	$—	$22,153	$(2,442)	$—	$19,711
Net cash (utilized) provided by investing activities	—	(9,829)	(855)	—	(10,684)
Net cash (utilized) provided by financing activities	—	(4,020)	(317)	—	(4,337)

Increase in cash and cash equivalents	—	8,304	(3,614)	—	4,690
Cash and cash equivalents, beginning of period	—	207,839	1,211	—	209,050
Cash and cash equivalents, end of period	—	216,143	(2,403)	—	213,740

CONDENSED SELECTED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal year ended September 30, 2001

		Guarantor	Non-Guarantor
	Parent (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (utilized) by operating activities(2)	$—	$109,634	$(11,946)	$—	$97,688
Net cash (utilized) provided by investing activities	—	(30,278)	10,840	—	(19,438)
Net cash (utilized) provided by financing activities	—	(39,256)	(412)	—	(39,668)

Increase in cash and cash equivalents	—	40,100	(1,518)	—	38,582
Cash and cash equivalents, beginning of period	—	167,739	2,729	—	170,468
Cash and cash equivalents, end of period	—	207,839	1,211	—	209,050

(1)	For the four months end April 30, 2002 and for the three months ended December 31, 2001 and for the fiscal year ended September 30, 2001, there were no significant assets and liabilities of the Parent other than the investments in subsidiaries.

(2)	Net cash provided (utilized) by operating activities includes net cash (utilized) provided by discontinued operations and payment of reorganization items.

NOTE 24 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables summarize unaudited quarterly financial data for the Reorganized Company for the year ended December 31, 2003 and for the eight months ended December 31, 2002, and the Predecessor Company for the four months ended April 30, 2002 (in thousands, except per share amounts):

	Fiscal Year Ended December 31, 2003
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Net revenue	$416,798	$444,083	$430,425	$424,061
Total costs and expenses	427,003	437,565	423,920	417,206

Operating (loss) income	(10,205)	6,518	6,505	6,855
Other (expenses) income	(13,759)	(8,264)	(8,884)	(7,435)

(Loss) income from continuing operations before income taxes	(23,964)	(1,746)	(2,379)	(580)
Benefit for income taxes	(4,261)	(698)	(950)	(233)

(Loss) income from continuing operations	(19,703)	(1,048)	(1,429)	(347)
Discontinued operations
(Loss) income from discontinued operations	(760)	(73)	(265)	(485)
Gain on sale of discontinued operations	514	7,200	—	3,600

Net (loss) income	$(19,949)	$6,079	$(1,694)	$2,768

Earnings (loss) per share — basic and diluted
(Loss) income from continuing operations	$(0.98)	$(0.05)	$(0.07)	$(0.02)
(Loss) income from discontinued operations	(0.04)	—	(0.01)	(0.02)
Gain on sale of discontinued operations	0.02	0.35	—	0.18

Net (loss) income per share	$(1.00)	$0.30	$(0.08)	$0.14

Shares used in computing net (loss) income per share — basic and diluted	20,004	20,000	20,000	20,000

	For the four quarters ended December 31, 2002
	Reorganized Company			Predecessor Company
	Fourth	Third	Second Quarter		First
	Quarter	Quarter	Last Two Months	First Month	Quarter
Net revenue	$435,021	$437,921	$290,064	$144,307	$446,760
Total costs and expenses	505,137	419,186	273,380	146,360	434,235

Operating (loss) income	(70,116)	18,735	16,684	(2,053)	12,525
Other (expenses) income	(9,736)	(8,733)	(3,360)	1,442,615	(48,569)

(Loss) income from continuing operations before income taxes	(79,852)	10,002	13,324	1,440,562	(36,044)
(Benefit) provision for income taxes	(8,090)	4,081	5,330	(111)	(31)

(Loss) income from continuing operations	(71,762)	5,921	7,994	1,440,673	(36,013)
Discontinued operations
(Loss) income from discontinued operations	(396)	29	(100)	167	46
Gain on sale of discontinued pharmacy operations	—	—	—	7,696	21,386

Net (loss) income	$(72,158)	$5,950	$7,894	$1,448,536	$(14,581)

(Loss) earnings per share — basic and diluted
(Loss) income from continuing operations	$(3.59)	$0.30	$0.40	$19.55	$(0.49)
(Loss) loss from discontinued operations	(0.02)	—	(0.01)	—	—
Gain on sale of discontinued operations	—	—	—	0.11	0.29

Net (loss) income per share	$(3.61)	$0.30	$0.39	$19.66	$(0.20)

Shares used in computing net (loss) income per share — basic and diluted	20,000	20,000	20,000	73,688	73,688

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
MARINER HEALTH CARE, INC.
(dollars in thousands)

	Balance				Balance
	Beginning of	Charged to	Deduction From		End of
	Period	Income	Reserve		Period
Fiscal Year 2003
Allowance for doubtful accounts	$72,996	42,590	(18,138	)(1)	$97,448

Valuation allowance on deferred tax assets	$596,068	—	(224,606	)(2)	$371,462

Eight Months Ended December 31, 2002
Allowance for doubtful accounts	$84,629	4,924	(16,557	)(1)	$72,996

Valuation allowance on deferred tax assets	$597,078	(1,010)	—		$596,068

Four Months Ended April 30, 2002
Allowance for doubtful accounts	$61,049	25,344	(1,764	)(1)	$84,629

Valuation allowance on deferred tax assets	$523,067	74,011	—		$597,078

Three Months Ended December 31, 2001
Allowance for doubtful accounts	$53,286	7,763	—		$61,049

Valuation allowance on deferred tax assets	$525,076	(2,009)	—		$523,067

Fiscal Year 2001
Allowance for doubtful accounts	$44,624	28,140	(19,478	)(1)	$53,286

Valuation allowance on deferred tax assets	$521,639	3,437	—		$525,076

(1)   Write-off of uncollectible accounts.

(2)   The reorganization of the Company on May 1, 2002 constituted an ownership change under Section 382 of the Internal Revenue Code (“Section 382”), which theoretically imposed annual limitations on the utilization of loss carryforwards after certain ownership changes. However, the Company made an election on the 2002 consolidated return filed in 2003 that enabled the Company to avoid the annual Section 382 limitations. The consequences of that election were that the net operating losses (“NOLs”) must be reduced by interest deducted for income tax purposes for the period from October 1, 1998 through the emergence date on indebtedness that was converted into stock pursuant to the Joint Plan. This reduction is reflected in the reduction of NOL carryforwards by the Predecessor Company and offsetting reduction in the Company’s valuation allowance.