Form 10-Q
period 2004-03-31
MARINER HEALTH CARE INC
filed 2004-05-07
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

     There were 20,011,250 shares of Common Stock of the registrant outstanding as of May 6, 2004.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

PART I

ITEM 1. FINANCIAL STATEMENTS

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net revenue	$408,808	$423,156
Costs and expenses
Operating expenses
Wage and related costs	235,123	254,735
Supplies	23,288	24,794
Insurance	16,041	20,540
Provision for bad debt	3,020	4,377
Rent expense	8,260	8,810
Other	71,128	71,730

Total operating expenses	356,860	384,986
General and administrative	26,374	22,733
Depreciation and amortization	9,705	8,593

Total costs and expenses	392,939	416,312

Operating income	15,869	6,844
Other income (expenses)
Interest expense	(9,218)	(8,213)
Interest income	751	828
Other	27	(50)

Income (loss) from continuing operations before taxes	7,429	(591)
Income tax provision (benefit)	893	(238)

Income (loss) from continuing operations	6,536	(353)
Discontinued operations
(Loss) gain on sale of discontinued operations, net of tax	(79)	3,600
Loss from discontinued operations, net of tax	(228)	(479)

Net income	$6,229	$2,768

Income (loss) per share - basic
Income (loss) from continuing operations	$0.33	$(0.02)
(Loss) gain on sale of discontinued operations	(0.01)	0.18
Loss from discontinued operations	(0.01)	(0.02)

Net income per share	$0.31	$0.14

Weighted average common shares outstanding - basic	20,008	20,000

Income (loss) per share - diluted
Income (loss) from continuing operations	$0.32	$(0.02)
(Loss) gain on sale of discontinued operations	(0.01)	0.18
Loss from discontinued operations	(0.01)	(0.02)

Net income per share	$0.30	$0.14

Weighted average common shares outstanding - diluted	20,452	20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,262	$41,934
Receivables, net of allowance for doubtful accounts of $99,570 and $97,448, respectively	248,488	234,098
Prepaid expenses and other current assets	23,466	25,396

Total current assets	292,216	301,428
Property and equipment, net of accumulated depreciation of $68,827 and $59,255, respectively	541,253	544,356
Reorganization value in excess of amounts allocable to identifiable assets	192,771	192,771
Goodwill, net of accumulated amortization of $970	6,797	6,797
Restricted investments	19,764	19,300
Other assets	36,576	43,082

Total assets	$1,089,377	$1,107,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9,478	$9,663
Accounts payable	49,603	69,914
Accrued compensation and benefits	68,543	69,330
Accrued insurance obligations	60,000	54,315
Other current liabilities	56,241	42,202

Total current liabilities	243,865	245,424
Long-term debt, net of current maturities	375,803	379,973
Long-term insurance obligations	178,654	191,124
Other liabilities	25,217	31,741
Minority interest	3,324	3,319

Total liabilities	826,863	851,581
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,011,250 and 20,007,500 shares issued and outstanding, respectively	200	200
Warrants to purchase common stock	935	935
Capital surplus	359,955	360,141
Unearned compensation	(301)	(616)
Accumulated deficit	(98,615)	(104,844)
Accumulated other comprehensive income	340	337

Total stockholders’ equity	262,514	256,153

Total liabilities and stockholders’ equity	$1,089,377	$1,107,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities
Net income	$6,229	$2,768
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts	3,086	3,999
Gain from divestitures and sales of property and equipment and other assets	(1,812)	(3,600)
Depreciation and amortization	9,705	8,593
Amortization of deferred financing costs	495	268
Stock compensation	129	—
Minority interest and other	6	50
Provision (benefit) for income taxes	893	(238)
Loss from discontinued operations	228	479
Changes in operating assets and liabilities
Receivables	(19,132)	(22,008)
Prepaid expenses and other current assets	1,563	(5,726)
Accounts payable	(14,019)	20,828
Accrued and other current liabilities	9,068	3,348
Insurance obligations	(6,785)	782
Other	(6,067)	(867)

Net cash (utilized) provided by operating activities from continuing operations before reorganization items	(16,413)	8,676

Net cash provided by discontinued operations	498	43

Payment of reorganization items, net	(2,019)	(1,343)

Cash flows from investing activities
Purchases of property and equipment	(7,216)	(15,757)
Proceeds from divestitures and sales of property and equipment and other assets	2,395	6,132
Restricted investments	(461)	9,660
Collections on notes receivable	5,899	42
Insurance proceeds	—	2,840

Net cash provided by investing activities	617	2,917

Cash flows from financing activities
Repayment of long-term debt	(4,355)	(1,481)

Net cash utilized by financing activities	(4,355)	(1,481)

(Decrease) increase in cash and cash equivalents	(21,672)	8,812
Cash and cash equivalents, beginning of period	41,934	38,618

Cash and cash equivalents, end of period	$20,262	$47,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1     GENERAL

Nature of Business

     Mariner Health Care, Inc. through its subsidiaries (collectively, the “Company”) provides long-term health care services, primarily through the operation of skilled nursing facilities. As of March 31, 2004, the Company operated 254 skilled nursing facilities and eight stand-alone assisted living facilities with an aggregate of 31,116 licensed beds. The Company owns 70% of its facilities. The Company also operates eleven long-term acute care hospitals (“LTACs”) in four states, with 613 licensed beds. The Company’s facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina and Maryland and clusters in twelve geographic markets in nine of the states in which the Company operates. Skilled nursing services and LTACs represent the Company’s two reportable segments (see Note 5).

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2003 on Form 10-K filed with the SEC. In the opinion of management, the financial information included herein reflects all adjustments considered necessary for a fair presentation of interim results and all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events, they may ultimately differ from actual results.

Comprehensive Income

     Comprehensive income includes net income, as well as charges and credits to stockholders’ equity not included in net income. The components of comprehensive income, net of income taxes, consist of the following (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income	$6,229	$2,768
Net unrealized gain (loss) on available-for-sale securities	3	(1)

Comprehensive income	$6,232	$2,767

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2    STOCK BASED COMPENSATION

     As of March 31, 2004, the Company maintained two stock-based compensation plans that are described in Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company recognized stock based compensation expense of $0.1 million for the three months ended March 31, 2004 and there was no stock based compensation expense for the three months ended March 31, 2003.

     The Company’s pro forma net income and net income per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income	$6,229	$2,768
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,073)	(858)

Pro forma net income	$5,156	$1,910

Basic net income per share
As reported	$0.31	$0.14
Pro forma	$0.26	$0.10
Diluted net income per share
As reported	$0.30	$0.14
Pro forma	$0.25	$0.10

NOTE 3    NET REVENUE

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

     Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Changes in estimates related to third party receivables resulted in an increase in net revenue of $0.2 million during the three months ended March 31, 2004. Changes in estimates related to third party receivables did not have a material impact on net revenues for the three months ended March 31, 2003. The Company believes adequate provision has been made to reflect any adjustments that could result from audit of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is a possibility that recorded estimates will change by a material amount in future periods.

     The following is a summary by dollars and percentage of net revenue by payor type for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31, 2004		March 31, 2003
Medicaid	$187,395	45.8%	$200,361	47.4%
Medicare	145,391	35.6%	144,081	34.0%
Private and other	76,022	18.6%	78,714	18.6%

Net revenue	$408,808	100.0%	$423,156	100.0%

NOTE 4    DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Pharmacy Operations

     During the three months ended March 31, 2003, the Company earned and received the payments for post-closing operating results (“Earnout Payments”) in connection with the sale of the institutional pharmacy services business (“APS Division”) to Omnicare, Inc. of $6.0 million, at which time it recorded a gain of $3.6 million, net of taxes of $2.4 million.

Other Discontinued Operations and Other Divestitures

     The results of operations and cash flows of any divested facilities that qualify for discontinued operations under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are reclassified to discontinued operations for all periods presented. There were no assets held for sale at March 31, 2004, however, the operations and cash flows of any divested facilities that qualify for discontinued operations have been reclassified to discontinued operations. During the three months ended March 31, 2004, the Company recorded a loss on sale of $0.08 million, net of a tax benefit of $0.05 million for discontinued operations. In addition, during the three months ended March 31, 2004, the Company recorded a gain of $1.9 million primarily related to the sale of certain non-operating assets, which is included in other operating expenses in the unaudited condensed consolidated statements of operations.

     Operating results for the discontinued operations were as follows for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net revenue	$653	$8,621
Total costs and expenses	1,131	9,349

Operating loss	(478)	(728)
Other income	250	249

Loss from discontinued operations, net of tax	$(228)	$(479)

NOTE 5    SEGMENT INFORMATION

     The Company has two reportable segments, skilled nursing services, which provides long-term health care through the operation of skilled nursing facilities and assisted living facilities in the United States, and LTACs, which provide services for the relatively high sub-acute clinical needs patients.

     The Company primarily evaluates segment performance and allocates resources based on operating profit, which is defined as net revenue less operating, and general and administrative expenses. The Company’s reportable segments are strategic business units that offer different services to different types of patients. They are each managed separately because they provide services to patients with different acuity levels, and because the conditions of participation in the Medicare and Medicaid programs, as well as the reimbursement methodologies, for each business under these programs are different.

     The following table summarizes revenues, operating profit, depreciation and amortization and total assets for the Company for the three months ended March 31, 2004 and 2003 for the two reportable segments, excluding the results of discontinued operations. The income statement items included in the “Other” category consist of corporate items not considered to be an operating segment and eliminations. The assets included in the “Other” category consist primarily of cash, non-facility related property and equipment, excess reorganization value, goodwill, restricted investments, notes receivable and deferred financing costs (in thousands of dollars).

	Skilled
	Nursing
	Services	LTACs	Other	Total
Three Months Ended March 31, 2004
Revenue from external customers	$375,490	$33,245	$73	$408,808
Operating profit (loss) (1)	47,262	4,613	(26,301)	25,574
Depreciation and amortization	8,015	392	1,298	9,705
Total assets	790,649	26,996	271,732	1,089,377
Three Months Ended March 31, 2003
Revenue from external customers	$393,400	$29,324	$432	$423,156
Operating profit (loss) (1)	34,727	3,011	(22,301)	15,437
Depreciation and amortization	7,753	294	546	8,593
Total assets	819,501	47,604	340,168	1,207,273

(1)	The operating profit (loss) does not include depreciation and amortization. Total operating profit less depreciation and amortization is $15.9 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 6    SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     Certain subsidiaries (the “Guarantor Subsidiaries”) guarantee repayment of debt under both the Company’s $225.0 million senior credit facility (the “Senior Credit Facility”), which consists of a $135.0 million term loan facility and a $90.0 million revolving credit facility, and the Company’s $175.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2013 (the “Notes”). Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are wholly owned (directly or indirectly) by the Company and fully and unconditionally guarantee the debt under the Senior Credit Facility and the Notes on a joint and several basis.

     The following unaudited condensed consolidating financial data is presented to illustrate the composition of Mariner Health Care, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the Company’s subsidiaries that do not guarantee the debt under the Senior Credit Facility and the Notes (the “Non-Guarantor Subsidiaries”) for the periods indicated.

     The Non-Guarantor Subsidiaries include the Professional Health Care Management, Inc. (“PHCMI”) Entities, certain joint ventures and our captive insurance subsidiaries. There are certain restrictions on the ability of the Non-Guarantor Subsidiaries to pay dividends, make loans or advances and transfer certain property and assets to the Company and its other subsidiaries.

     The Company does not have any subsidiaries that are accounted for by the Parent Company on the equity method. As such, the principal elimination entries eliminate intercompany balances and transactions. Information regarding the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is as follows for the periods presented (in thousands of dollars):

CONDENSED SELECTED COMBINING BALANCE SHEET
March 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$22	$314,761	$30,506	$(53,073)	$292,216
Total assets	629,826	966,144	106,592	(613,185)	1,089,377
Current liabilities	7,212	224,910	64,815	(53,072)	243,865
Total liabilities	325,041	420,220	134,674	(53,072)	826,863
Stockholders’ equity (deficit)	304,785	545,924	(28,082)	(560,113)	262,514

CONDENSED SELECTED COMBINING BALANCE SHEET
December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$—	$330,562	$23,394	$(52,528)	$301,428
Total assets	636,064	982,313	101,997	(612,640)	1,107,734
Current liabilities	2,881	234,674	60,396	(52,527)	245,424
Total liabilities	324,618	449,299	130,191	(52,527)	851,581
Stockholders’ equity (deficit)	311,446	533,014	(28,194)	(560,113)	256,153

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the three months ended March 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$372,935	$36,727	$(854)	$408,808
Operating (loss) income	(494)	11,747	4,616	—	15,869
(Loss) income from continuing operations before income taxes	(6,661)	13,980	110	—	7,429
Net (loss) income	(6,661)	12,780	110	—	6,229

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the three months ended March 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$387,648	$36,277	$(769)	$423,156
Operating (loss) income	(418)	4,242	3,020	—	6,844
(Loss) income from continuing operations before income taxes	(6,061)	4,451	562	457	(591)
Net (loss) income	(6,061)	7,810	562	457	2,768

CONDENSED SELECTED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided (utilized) by operating activities (1)	$3,908	$(20,446)	$(1,396)	$(17,934)
Net cash (utilized) provided by investing activities	—	(320)	937	617
Net cash utilized by financing activities	(3,908)	(126)	(321)	(4,355)

Decrease in cash and cash equivalents	—	(20,892)	(780)	(21,672)
Cash and cash equivalents, beginning of period	—	39,465	2,469	41,934
Cash and cash equivalents, end of period	—	18,573	1,689	20,262

CONDENSED SELECTED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided (utilized) by operating activities (1)	$530	$8,033	$(1,187)	$7,376
Net cash provided by investing activities	—	1,908	1,009	2,917
Net cash utilized by financing activities	(530)	(631)	(320)	(1,481)

Increase (decrease) in cash and cash equivalents	—	9,310	(498)	8,812
Cash and cash equivalents, beginning of period	—	37,734	884	38,618
Cash and cash equivalents, end of period	—	47,044	386	47,430

(1)	Net cash provided by operating activities includes net cash provided by discontinued operations and payment of reorganization items.

NOTE 7    VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIEs”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both, which is referred to for purposes of FIN 46 as the “primary beneficiary.” FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004, except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.

     The Company has evaluated the impact of FIN 46 on its unaudited condensed consolidated financial statements and identified three joint ventures as VIEs for which it has determined that it is the primary beneficiary. These joint ventures, which operate skilled nursing facilities that are managed by the Company, are fifty percent owned and have historically been consolidated due to control. The Company has historically provided funds for working capital and have other long-term notes from these joint ventures, which are eliminated in consolidation. The joint ventures have revenues, which are included in the unaudited condensed consolidated financial statements of $9.8 million and $8.7 million, for the three months ended March 31, 2004 and 2003, respectively. These joint ventures have net liabilities that are included in the accompanying unaudited condensed consolidated financial statements of approximately $40.0 million and $39.9 million at March 31, 2004 and December 31, 2003, respectively.

     During the three months ended December 31, 2003, the Company entered into an administrative services agreement with a new operator of certain facilities that the Company divested. The services are for 26 facilities and include accounting support, procurement of business supplies, billing and collections, and information technology services. Applying the principles of FIN 46, the Company has determined that the new operator of the divested facilities is a VIE. The Company has also determined that it is not the “primary beneficiary” and accordingly, the Company is not required to consolidate the new operator. The total receivable from this new operator at March 31, 2004 is $3.7 million.

NOTE 8    EARNINGS PER SHARE

     As required by SFAS No. 128, “Earnings Per Share”, the Company has presented basic and diluted income (loss) per common share amounts in the accompanying unaudited condensed consolidated financial statements. Basic income (loss) per common share is calculated based on the weighted average common shares outstanding during the period. Diluted income (loss) per common share is calculated similarly to basic income (loss) per common share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options that are dilutive were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the period.

     Below is the reconciliation of basic and diluted income from continuing operations per weighted average common share (in thousands, except per share data):

	Income From
	Continuing		Per Share
	Operations	Shares	Amount
Quarter ended March 31, 2004
Basic income per common share	$6,536	20,008	$0.33
Effect of dilutive stock options	—	444	(0.01)

Diluted income per common share	$6,536	20,452	$0.32

     Options to purchase 11,000 shares of common stock at $21.55 per share and warrants to purchase 754,000 shares of common stock at $28.04 were not included in the computation of diluted income per share because the exercise price was greater than the average market price of the common shares. The options and warrants were still outstanding at March 31, 2004. The exercise period for the warrants began on the May 13, 2002 and expires on May 13, 2004. Each warrant unexercised at the expiration of this period will become void, and all rights will terminate.

NOTE 9    COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is party to various legal proceedings in the ordinary course of business. As is typical in the health care industry, the Company expects to remain subject to claims that its services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The health care industry in general continues to experience an increasing trend in the frequency and severity of litigation and claims. There are currently no outstanding uninsured litigation matters against the Company that it believes could have a material adverse effect on its operations or cash flows. Below is a summary of the major outstanding litigation to which the Company is a party.

Royal Surplus Lines Litigation

     On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal Surplus Lines Insurance Company (“Royal”), commenced an adversary proceeding in the Bankruptcy Court, styled Royal Surplus Lines Insurance Company v. Mariner Health Group (“MHG”) et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two PL/GL policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior excess liability insurance carriers, Northfield Insurance Company (“Northfield”), moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was granted.

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

     In April 2003, Northfield filed an insurance coverage action against the Company in the United States District Court for the Northern District of Georgia. Northfield sought a declaration that it was not obligated to provide insurance coverage to us in connection with a personal injury and wrongful death lawsuit filed against the Company styled Louise Sherry Fisher, Individually, as Representative of all Wrongful Death Beneficiaries, and Legal Heir of the Estate of Vestal Grant Fisher, deceased v. Mariner Post-Acute Network, Inc. (“MPAN”), et al., No. 2000-40818 (28th Judicial District, Harris County, Texas), (the “Fisher Action”). The Fisher Action settled in May 2004.

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

Indemnity Insurance Company of North America Litigation

     In May 2003, the Company filed a complaint in the United States District Court for the Eastern District of Texas, Beaumont Division, entitled Mariner Health Care, Inc. v. Indemnity Insurance Company of North America, Inc. (“IINA”), Case No. 103 CV 0279. The Company is seeking a declaratory judgment determining its rights and the obligations of IINA, under an IINA policy of insurance regarding property damage and related losses at the Company’s facilities in Beaumont and Houston, Texas caused by Tropical Storm Allison in June 2001. The Company additionally asserts breach of contract and unfair claims handling practices claims against IINA. The Company further seeks statutory damages, punitive damages and attorneys’ fees under Texas Insurance Code and the Texas Civil Practice and Remedies Code. IINA has answered the Company’s complaint and the parties are in the process of pretrial discovery, with an anticipated trial date in the second quarter of 2005.

     On January 30, 2004, the Company moved to amend its complaint to include, as plaintiffs, the Company’s affiliates Cornerstone Health Management Company, Mariner Health Care of Nashville, Inc. and Living Centers of Texas, Inc., and to make other conforming amendments. Our motion to amend the complaint to add parties, etc. was granted on February 7, 2004.

     While the Company is not able to predict the outcome of any of these matters, based on currently available facts it does not believe that the resolution of any of these proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6, both included in our Annual Report on Form 10-K for the year ended December 31, 2003. Our discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our services, and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The following discussion includes EBITDA, which is not a financial measure compliant with accounting principles generally accepted in the United States, or GAAP. For purposes of Regulation G promulgated by the SEC, or Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, statement of stockholders’ equity, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

     Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net income. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, and the cost of our federal and state tax obligations. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.

     We define EBITDA as net income before taxes, interest expense, interest income, and depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income, as defined by GAAP.

     We also present certain adjustments to EBITDA that exclude loss (gain) on sale of discontinued operations, net of tax, loss from discontinued operations, net of tax, and loss from operations of divested facilities that did not qualify for discontinued operations. These adjustments are presented because this is the formula used to calculate compliance with certain ratios appearing in our $225.0 million senior credit facility, or the Senior Credit Facility, which consists of a $135.0 million term loan facility and a $90.0 million revolving credit facility, and our $175.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2013, or the Notes. The adjustments to EBITDA presented below are reconciled to net income, which we believe is the most directly comparable GAAP financial measure.

Overview

     The accompanying unaudited condensed consolidated financial statements set forth certain information with respect to our financial position, results of operations and cash flows which should be read in conjunction with the following discussion and analysis. As used in this report, references to “we,” “us,” “our,” “Mariner” or similar terms include Mariner Health Care, Inc. and its operating subsidiaries.

     We are one of the largest providers of long-term health care services in the United States, based on net revenue, the number of facilities operated and licensed beds. We provide these services primarily through the operation of skilled nursing facilities (which include “skilled nursing facilities” under Medicare and “nursing facilities” under Medicaid) and long-term acute care hospitals, or LTACs. Skilled nursing services and LTACs also constitute our reportable business segments under GAAP. We currently operate 254 skilled nursing facilities and eight stand-alone assisted living facilities with an aggregate of 31,116 licensed beds. We own 70% of our facilities. We also operate eleven LTACs with 613 licensed beds. Our facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina, and Maryland and clusters in twelve geographic markets in nine of the states in which we operate.

     Services provided at our skilled nursing facilities and assisted living facilities are our primary service offering and account for 92% of our revenue. Through our skilled nursing facilities, we provide 24-hour care to patients requiring skilled nursing services, including assistance with activities of daily living, or ADL, therapy and rehabilitation services. Our LTACs accommodate the relatively high acuity needs of patients discharged from short-term, acute-care hospitals when the patients’ condition warrants more intensive care than can be provided in a typical nursing facility.

     The following table sets forth our revenues, operating profit, depreciation and amortization and total assets for our two reportable segments, skilled nursing services and LTACs. The operating profit is defined as net revenue less operating and general and administrative expenses. The income statement items included in the “Other” category consist of corporate items not considered to be an operating segment and eliminations. The assets included in the “Other” category consist primarily of cash, non-facility property and equipment, excess reorganization value, goodwill, restricted investments, notes receivable and deferred financing costs (in thousands of dollars).

	Skilled
	Nursing
	Services	LTACs	Other	Total
Three Months Ended March 31, 2004
Revenue from external customers	$375,490	$33,245	$73	$408,808
Operating profit (loss) (1)	47,262	4,613	(26,301)	25,574
Depreciation and amortization	8,015	392	1,298	9,705
Total assets	790,649	26,996	271,732	1,089,377
Three Months Ended March 31, 2003
Revenue from external customers	$393,400	$29,324	$432	$423,156
Operating profit (loss) (1)	34,727	3,011	(22,301)	15,437
Depreciation and amortization	7,753	294	546	8,593
Total assets	819,501	47,604	340,168	1,207,273

(1)	The operating profit (loss) does not include depreciation and amortization. Total operating profit less depreciation and amortization is $15.9 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively.

Critical Accounting Policies and Estimates

General

     The unaudited condensed consolidated financial statements are based on the application of critical accounting policies and estimates, which require management to make estimates and assumptions. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and assumptions pertaining to (a) revenue recognition, (b) collectibility of accounts receivable, (c) insurance and professional liability risks and (d) income taxes.

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

Receivables

     Receivables consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Allowances for doubtful accounts are established to the extent that a portion of these receivables may become uncollectible. In establishing the allowance for doubtful accounts, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as an economic downturn, higher than expected defaults or denials, or reduced collections, the estimates of the recoverability of our receivables could be reduced by a material amount. During the three months ended March 31, 2004, we collected net cash of $3.9 million of previously reserved accounts receivable balances related to facilities divested during the three months ended December 31, 2003. Our provision for bad debt totaled $3.1 million and $4.0 million for the three months ended March 31, 2004 and March 31, 2003, respectively, which represented 0.8% and 0.9%, of net revenue for the respective periods. Our allowance for doubtful accounts related to patient accounts receivable was $99.6 million and $97.4 million as of March 31, 2004 and December 31, 2003 respectively, which represented 30.0% and 30.8% of patient accounts receivable at March 31, 2004 and December 31, 2003, respectively.

Accrued Insurance Obligation for Professional and General Liability

     Professional and general liability, or PL/GL costs for the long-term care industry have become increasingly expensive and difficult to estimate. Specifically, rising costs of eldercare malpractice litigation, losses stemming from these malpractice lawsuits and a declining number of insurers willing to write insurance policies in our industry has caused many insurance carriers to raise the cost of insurance premiums.

     We are currently self-insured for individual claims up to $1.0 million for professional liability, except in Colorado, where we maintain first dollar coverage. The accrued insurance obligation related to self-insured losses for professional liability are recorded on an undiscounted basis and are based upon internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. We periodically review the methods of determining these estimates and establishing the resulting accrued insurance obligation and provision for loss with any resulting adjustments being reflected in current earnings. Insurance expense for PL/GL was $15.5 million and $19.8 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in insurance expense for PL/GL is due primarily to facilities divested during the three months ended December 31, 2003, partially offset by rising rates.

     Although we believe that the accrued insurance obligation is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in the number of PL/GL claims and increases in costs to settle these claims could significantly impact our accrued insurance obligation. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the accrued insurance obligation.

Accounting for Income Taxes

     The provision (benefit) for income taxes is allocated between continuing operations, discontinued operations, and extraordinary items in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109. For the three months ended March 31, 2004, no federal income tax provision and a state income tax provision of $0.9 million was recorded. During the three months ended March 31, 2004, we also reported loss from discontinued operations of $0.2 million and loss from sale of discontinued operations of $0.08 million. The loss from discontinued operations is shown net of a tax benefit of $0.2 million and the loss on sale of discontinued operations is shown net of a tax benefit of $0.05 million. The effective tax rate varies from statutory federal and state tax rates primarily due to the utilization of net operating loss carryforward in the first quarter.

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

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, and the implementation of tax planning strategies.

     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. We believe the deferred tax assets will not be recognized under the “more likely than not” standard. As the bankruptcy pre-emergence net deferred tax assets are realized, a reduction in the valuation allowance established in connection with fresh-start reporting will be recorded. Pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, any reduction in the valuation allowance will first reduce reorganization value in excess of amount allocable to identified assets recorded in fresh-start reporting and other intangible assets, with any excess being treated as an increase to capital surplus.

     As of March 31, 2004, we had approximately $563.5 million of net operating loss, or NOL, carryforwards utilization of which is subject to limitations pursuant to Section 382 of the Internal Revenue Code. Of the total NOL carryforward, $118.4 million is unencumbered by any Section 382 limitations.

     If there is a cumulative ownership change involving shareholders who own 5% or more of our common stock of more than 50% during the two year period following our emergence from bankruptcy (May 13, 2002), the remaining NOL carryforwards will be forgone with no net impact to our consolidated financial statements. This could result in higher future tax payments if we are profitable.

Asset Impairment

Long-lived Assets

     We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not exceed the future undiscounted cash flows or an adjustment to the amortization period is necessary in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144. These indicators of impairment can include, but are not limited to, a history of operating losses with expected future losses, changes in the regulatory environment affecting reimbursement, decreases in cash flows or cash flow deficiencies, changes in the way an asset is used in the business, and commitment to a plan to sell or otherwise dispose of an asset.

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

Assets Held for Sale and Discontinued Operations

     SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets or disposal group meets certain criteria set forth in SFAS No. 144, including a commitment by a company to a plan to sell the long-lived asset or disposal group within one year, the long-lived asset or disposal group will be measured at the lower of its carrying value or fair value less costs to sell and classified as held for sale on the consolidated balance sheet and is no longer depreciated. We must estimate the fair value less costs to sell in order to determine if there is any potential impairment of the assets held for sale. Estimates may include comparable sales, future cash flows and the use of an outside experts in determining the fair value.

     If additional criteria are met under SFAS No. 144, the related operations and cash flows of the long-lived asset or disposal group will be reported as discontinued operations in the consolidated statements of operations, with all comparable periods restated.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46, which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities, or VIEs, based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both, which is referred to for purposes of FIN 46 as the “primary beneficiary.” FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.

     We have evaluated the impact of FIN 46 on our unaudited condensed consolidated financial statements and identified three joint ventures as VIEs for which we have determined that we are the primary beneficiary. These joint ventures, which operate skilled nursing facilities that are managed by us, are fifty percent owned by us and have historically been consolidated due to control. We have historically provided funds for working capital and have other long-term notes from these joint ventures, which are eliminated in consolidation. The joint ventures have revenues, which are included in our unaudited condensed consolidated financial statements of $9.8 million and $8.7 million for the three months ended March 31, 2004 and 2003, respectively. These joint ventures have net liabilities that are included in the accompanying unaudited condensed consolidated financial statements of approximately $40.0 million and $39.9 million at March 31, 2004 and December 31, 2003, respectively.

     During the three months ended December 31, 2003, we entered into an administrative services agreement with a new operator of certain facilities that we divested. The services are for 26 facilities and include accounting support, procurement of business supplies, billing and collections, and information technology services. Applying the principles of FIN 46, we have determined that the new operator of the divested facilities is a VIE. We have also determined that we are not the “primary beneficiary” and accordingly, we are not required to consolidate the new operator. The total receivable from this new operator at March 31, 2004 is $3.7 million.

Results of Operations

     The following table represents the unaudited condensed consolidated statements of operations for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net revenue	$408,808	$423,156
Costs and expenses
Operating expenses
Wage and related costs	235,123	254,735
Supplies	23,288	24,794
Insurance	16,041	20,540
Provision for bad debt	3,020	4,377
Rent expense	8,260	8,810
Other	71,128	71,730

Total operating expenses	356,860	384,986
General and administrative	26,374	22,733
Depreciation and amortization	9,705	8,593

Total costs and expenses	392,939	416,312

Operating income	15,869	6,844
Other income (expenses)
Interest expense	(9,218)	(8,213)
Interest income	751	828
Other	27	(50)

Income (loss) from continuing operations before taxes	7,429	(591)
Income tax provision (benefit)	893	(238)

Income (loss) from continuing operations	6,536	(353)
Discontinued operations
(Loss) gain on sale of discontinued operations, net of tax	(79)	3,600
Loss from discontinued operations, net of tax	(228)	(479)

Net income	$6,229	$2,768

Reconciliation of EBITDA to net income (in thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income	$6,229	$2,768
Add back:
Provision (benefit) for income taxes	893	(238)
Interest expense	9,218	8,213
Interest income	(751)	(828)
Depreciation and amortization	9,705	8,593

EBITDA (1)	$25,294	$18,508

(1)	The table presented below contains items that are excluded when calculating EBITDA for the purpose of determining our compliance with certain ratios contained in our Senior Credit Facility and the indenture pertaining to our Notes. This is our Debt Financing EBITDA. These ratios determine our compliance with certain covenants contained in the documents relevant to both debt obligations as well as our ability to draw on our Revolving Credit Facility, issue additional Notes and undertake certain desired corporate actions. If these items were excluded from EBITDA as presented in the table above, Debt Financing EBITDA would be $25,601 and $17,732 for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended
	March 31,	March 31,
	2004	2003
Loss (gain) on sale of discontinued operations, net of tax	$79	$(3,600)
Loss from discontinued operations, net of tax	228	479
Loss from operations of divested facilities (2)	—	2,345

Increase (decrease) to EBITDA	$307	$(776)

(2)	The loss from operations of divested facilities relates to divestitures of facilities that did not qualify for discontinued operations presentation.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     We reported net revenues of $408.8 million during the quarter ended March 31, 2004, compared to $423.2 million for the quarter ended March 31, 2003. The decrease of $14.4 million, or 3.4%, consists primarily of the following:

•	A decrease of $47.0 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $29.1 million in skilled nursing facilities we operated as of March 31, 2004, or same facility operations. This increase is due primarily to:

•	An increase of $14.2 million in Medicare revenues due primarily to an increase in patient days of 14,177 resulting in a $4.2 million increase in revenues and a rate increase averaging $29.89 per patient day resulting in a $10.0 million increase in revenues. The increase in patient days was a direct result of our focus on attracting a higher acuity patient population. The rate increase is due primarily to the Medicare Administrative fix and market basket increase effective October 1, 2003.

•	A net increase of $10.8 million in Medicaid revenues due primarily to a rate increase averaging $7.20 per patient day resulting in a $11.4 million increase, which was partially offset by a decrease in patient days of 5,320 resulting in decrease of $0.6 million. The rate increase was driven by increases in provider tax based rate increases in Georgia, Massachusetts, North Carolina and Wisconsin as well as other general increases in our other states.

•	A net overall increase of $4.0 million in private and other revenues due to an increase in rate of $15.94 per patient day resulting in a $7.0 million increase in revenues, which was partially offset by a decrease in patient days of 18,049 that resulted in a $3.0 million reduction of revenues. The increase in rate was attributable to two rate increases we made in March 2003 and July 2003. The reduction in days is due primarily to the market for private payors shifting to assisted living facilities.

•	An increase of $3.9 million related to LTAC revenues primarily related to an increase in patient days of 3,814 resulting in a $3.5 million increase in revenues.

Operating Expenses

     We reported operating expenses of $356.9 million during the quarter ended March 31, 2004, compared to $385.0 million during the quarter ended March 31, 2003. The decrease of $28.1 million, or 7.3% primarily relates to the following:

•	Wage and related costs decreased $19.6 million due primarily to:

•	A decrease of $28.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A partially offsetting increase in same facility operations of $9.4 million, primarily related to annual salary and benefit cost increases.

•	Supplies decreased $1.5 million due primarily to:

•	A decrease of $2.5 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $1.0 million in supplies expense for same facility operations and LTAC.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $4.5 million due primarily to:

•	A decrease of $7.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $2.6 million in same facility operations due primarily to rising PL/GL costs.

•	Provision for bad debt decreased $1.4 million primarily due to a $1.5 million decrease of bad debt expense related to divested facilities that do not qualify for discontinued operations presentation.

General and Administrative

     We reported general and administrative expenses of $26.4 million during the quarter ended March 31, 2004, compared to $22.7 million during the quarter ended March 31, 2003. The increase of $3.7 million, or 16.3%, relates primarily to the following:

•	An increase of $1.3 million in costs associated with the implementation of new information technology infrastructure and systems and a new centralized back office support services center business model.

•	An increase of $1.1 million in legal costs, primarily related to our claim against an insurance company for certain owned and leased facilities that were damaged by floods.

•	An increase of $0.5 million primarily related to increases in wage and related costs. This increase was due primarily to incentive compensation expenses, employee benefit cost increases, annual salary increases and hiring of additional personnel.

Depreciation and Amortization

     We reported depreciation and amortization expense of $9.7 million during the quarter ended March 31, 2004, compared to $8.6 million during the quarter ended March 31, 2003. The increase of $1.1 million, or 12.8%, primarily relates to the following:

•	An increase of $1.6 million related to incremental depreciation expense on capital expenditures in same facility operations and at corporate locations.

•	A decrease of $0.6 million due to the divested facilities that do not qualify for discontinued operations presentation.

Interest Expense

     We reported interest expense of $9.2 million during the quarter ended March 31, 2004, compared to $8.2 million during the quarter ended March 31, 2003. The increase of $1.0 million, or 12.2%, primarily relates to an increase of $0.6 million of interest expense resulting from a reduction in the fair market value of a derivative instrument and $0.3 million related to periodic debt fees associated with our mortgage loan from Omega.

Discontinued Operations

Loss from Discontinued Operations

     The results of operations of any disposed facilities that qualify for discontinued operations under SFAS No. 144 have been reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations. A summary of the discontinued operations for the periods presented is as follows (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net revenue	$653	$8,621
Total costs and expenses	1,131	9,349

Operating loss	(478)	(728)
Other income	250	249

Loss from discontinued operations, net of tax	$(228)	$(479)

Gain on Sale of Discontinued Operations

     During the three months ended March 31, 2003, we earned and received the payments for post-closing operating results, or Earnout Payments in connection with the sale of the institutional pharmacy services business, or APS Division to Omnicare, Inc. of $6.0 million, at which time we recorded a gain of $3.6 million, net of taxes of $2.4 million.

Liquidity and Capital Resources

     At March 31, 2004, we had working capital of $48.4 million and cash and cash equivalents of $20.3 million, compared to working capital of $56.0 million and cash and cash equivalents of $41.9 million at December 31, 2003. The $7.6 million decrease in working capital related primarily to an increase of payments for PL/GL claims, costs and expenses. Net cash (utilized) provided by operating activities of continuing operations was $(16.4) million and $8.7 million for the three months ended March 31, 2004 and 2003, respectively. This decrease of $25.1 million relates primarily to an increase in receivables due to the timing of payments received from the Medicare program, the timing of payments of accounts payable and an increase in PL/GL insurance settlement payments for the three months ended March 31, 2004.

     Total purchases of property and equipment, including expenditures related to our information technology infrastructure, are projected to be approximately $66.0 million during the year ended December 31, 2004. We expect to fund these purchases through internally generated funds.

     We are in the process of developing and implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide for more effective management of business operations. This will include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Implementation of the new systems and software carries risks such as cost overruns, project delays and business interruptions. If we experience a material business interruption as a result of the implementation of our future information technology infrastructure or are unable to obtain the projected benefits of this new infrastructure, it could have a material impact on our liquidity and cash flows, as well as potentially result in an impairment of the related information technology assets. Our capitalized software costs not yet placed into service at March 31, 2004 were $32.9 million.

     We were in compliance with requirements associated with our Senior Credit Facility and Notes at March 31, 2004. We were also in compliance with the terms of our $59.7 million mortgage loan, or Omega Loan, from Omega Healthcare Investors, Inc. at March 31, 2004. Long-term debt at March 31, 2004 aggregated $385.3 million compared to $389.6 million at December 31, 2003. The decrease of $4.3 million relates primarily to a repayment of our term loan of $3.9 million. There were no outstanding borrowings under the Senior Credit Facility at March 31, 2004, although we had net letters of credit of $31.0 million (which decreases the amount available to us under the revolving credit facility of our Senior Credit Facility). Our Notes and the Omega Loan also contain restrictions on repurchases of stock and payment of dividends (although with respect to the Omega Loan these restrictions apply only to our subsidiary, Professional Healthcare Management, Inc. and its subsidiaries.)

     The terms of our Senior Credit Facility include certain covenants, which limit our annual capital expenditures. In addition, this agreement generally restricts repurchases of common stock and the payment of cash dividends.

     Seven of our skilled nursing facilities and one of our LTACs were damaged during tropical storm Allison in June 2001. We have made in the past and expect to continue to make substantial expenditures necessary to repair or replace these facilities as a result of the damage caused by the storm. Over the next several years we estimate that we may spend approximately $30.0 million to complete all work necessary to complete this project. As described in more detail in Item 3, “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2003, we are currently in litigation regarding our property insurance coverage for this loss. While we cannot predict the outcome of this litigation, based on currently available facts, we do not believe that the resolution of this proceeding will have a material adverse effect on our financial position, results of operations or cash flows.

Other Factors Affecting Liquidity and Capital Resources

Revenue Sources

     We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the three months ended March 31, 2004 and 2003, we derived 81.4% of our total revenue from the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that the effects of any of the Medicare Reimbursement Cliff (as defined below), further refinements to Medicare or the Medicare prospective payment system, or PPS, that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. Congress enacted the Medicare Balanced Budget Refinement Act of 1999, or BBRA, to, among other things, mitigate the impact of PPS, by temporarily increasing the PPS per diem rates for certain patient categories. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000, or BIPA, brought additional relief to long-term care providers by eliminating certain scheduled reductions in skilled nursing facility reimbursement rates. When Congress enacted the BBRA and BIPA, it scheduled the relief under those acts to sunset starting October 1, 2002 unless additional action was taken by the Center for Medicare and Medicaid Services or Congress. Although some of the relief afforded by the BBRA and BIPA has been extended through September 30, 2004, there can be no assurance that it will be extended beyond such time. The sunset of the relief afforded by the BBRA and BIPA is referred to as the “Medicare Reimbursement Cliff.”

Professional and General Liability

     As is typical in the health care industry, we are and will continue to be subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of PL/GL claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in ceratin cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition. In spite of the fact that we recently exited the State of Florida, we will continue to be subject to claims arising from our prior operations for some time. Additionally, the enactment of Texas tort reform resulted in a significant increase in the number of cases being filed prior to the effective date of the new legislation. These two factors could result in significant PL/GL costs in future years although such costs are related to prior periods. Also, the large increase in the number of claims filed in these states, together with rising costs in other states, could subject us to costs in excess of the reserves we have set aside for these periods. While our actuarial analysis indicates that we currently have sufficient insurance and reserves set aside to address these matters, as these claims mature no assurance can be given that we will not be required to expend additional funds in future periods for claims related to prior periods.

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

Rent

     We also have significant rent obligations relating to our leased facilities. Total rent expense for leased facilities, including rent expense for discontinued operations and corporate locations was $9.0 million and $9.7 million for the three months ended March 31, 2004 and 2003, respectively.

     Based upon existing cash levels, expected operating cash flows, capital spending, and the availability of borrowings under our revolving credit facility, management believes that we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future. For a discussion of items that may have an adverse impact on our future liquidity, see “Cautionary Statements” below.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, the Private Securities Litigation Reform Act of 1995, or the PSLRA, or in releases made by the Securities and Exchange Commission or the SEC, all as may be amended from time to time. Statements contained in this quarterly report that are not historical facts may be forward-looking statements within the meaning of the PSLRA. Any such forward-looking statements reflect our beliefs and assumptions and are based on information currently available to us. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Mariner cautions investors that any forward-looking statements we make are not guarantees or indicative of future performance. For additional information regarding factors that may cause our results of operations to differ materially from those presented herein, please see “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

     Any subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above, as well as the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2004, the fair value of our fixed rate long-term debt approximated its carrying value. See the discussion of our market risk in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

ITEM 4.	CONTROLS AND PROCEDURES

     We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures systems to ensure this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2004. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 9 – Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in PART I, Item 1 hereto, which is included elsewhere in this document.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 16, 2004 announcing its fourth quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.

By:	/s/ C. Christian Winkle
C. Christian Winkle
President and Chief Executive Officer

Date: May 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2004
/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 7, 2004
/s/ Bruce H. Duner Bruce H. Duner	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	May 7, 2004