Form 10-Q
period 2004-06-30
MARINER HEALTH CARE INC
filed 2004-08-06
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _______________

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

     There were 20,013,125 shares of Common Stock of the registrant outstanding as of August 5, 2004.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

PART I

ITEM 1. FINANCIAL STATEMENTS

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net revenue	$411,772	$426,607	$817,863	$847,114
Costs and expenses
Operating expenses
Wage and related costs	231,162	252,960	464,251	505,912
Supplies	23,012	25,274	46,134	49,908
Insurance	16,772	22,350	32,609	42,801
Provision for bad debt	3,822	4,890	6,833	9,257
Rent expense	8,092	8,765	16,351	17,504
Other	74,462	74,574	145,153	145,659

Total operating expenses	357,322	388,813	711,331	771,041
General and administrative	27,344	22,074	53,717	44,807
Merger related costs	2,142	—	2,142	—
Depreciation and amortization	10,618	9,296	20,275	17,846

Total costs and expenses	397,426	420,183	787,465	833,694

Operating income	14,346	6,424	30,398	13,420
Other income (expenses)
Interest expense	(8,489)	(9,576)	(17,706)	(17,789)
Interest income	739	692	1,489	1,520
Other	(31)	(1)	(36)	(51)

Income (loss) from continuing operations before taxes	6,565	(2,461)	14,145	(2,900)
Income tax provision (benefit)	732	(1,127)	1,627	(1,684)

Income (loss) from continuing operations	5,833	(1,334)	12,518	(1,216)
Discontinued operations
(Loss) gain on sale of discontinued operations, net of tax	(709)	—	(851)	3,600
Loss from discontinued operations, net of tax	(1,772)	(360)	(2,088)	(1,310)

Net income (loss)	$3,352	$(1,694)	$9,579	$1,074

Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.29	$(0.07)	$0.63	$(0.06)
(Loss) gain on sale of discontinued operations	(0.03)	—	(0.04)	0.18
Loss from discontinued operations	(0.09)	(0.01)	(0.11)	(0.07)

Net income (loss) per share	$0.17	$(0.08)	$0.48	$0.05

Weighted average shares outstanding	20,012	20,000	20,010	20,000

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$0.29	$(0.07)	$0.62	$(0.06)
(Loss) gain on sale of discontinued operations	(0.03)	—	(0.04)	0.18
Loss from discontinued operations	(0.09)	(0.01)	(0.11)	(0.07)

Net income (loss) per share	$0.17	$(0.08)	$0.47	$0.05

Weighted average shares outstanding	20,247	20,000	20,328	20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,815	$41,934
Receivables, net of allowance for doubtful accounts of $102,213 and $97,448, respectively	239,912	234,098
Prepaid expenses and other current assets	21,887	25,396

Total current assets	288,614	301,428
Property and equipment, net of accumulated depreciation of $79,194 and $59,255, respectively	535,946	544,356
Reorganization value in excess of amounts allocable to identifiable assets	192,771	192,771
Goodwill, net of accumulated amortization of $970	6,797	6,797
Restricted investments	17,397	19,300
Other assets	35,804	43,082

Total assets	$1,077,329	$1,107,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$17,381	$9,663
Accounts payable	45,961	69,914
Accrued compensation and benefits	66,945	69,330
Accrued insurance obligations	72,312	54,315
Other current liabilities	53,147	42,202

Total current liabilities	255,746	245,424
Long-term debt, net of current maturities	367,107	379,973
Long-term insurance reserves	160,218	191,124
Other liabilities	25,253	31,741
Minority interest	3,355	3,319

Total liabilities	811,679	851,581
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,013,125 and 20,007,500 shares issued and outstanding, respectively	200	200
Warrants to purchase common stock	—	935
Capital surplus	361,094	360,141
Unearned compensation	(403)	(616)
Accumulated deficit	(95,265)	(104,844)
Accumulated other comprehensive income	24	337

Total stockholders’ equity	265,650	256,153

Total liabilities and stockholders’ equity	$1,077,329	$1,107,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities
Net income	$9,579	$1,074
Adjustments to reconcile net income to net cash (utilized) provided by operating activities
Provision for bad debts	7,126	7,514
Gain from divestitures and sales of property, equipment and other assets	(1,828)	(3,600)
Depreciation and amortization	20,275	17,846
Amortization of deferred financing costs	981	608
Stock compensation	231	—
Minority interest and other	36	51
Provision (benefit) for income taxes	1,627	(1,684)
Loss from discontinued operations	2,088	1,310
Changes in operating assets and liabilities
Receivables	(15,274)	(11,054)
Prepaid expenses and other current assets	3,422	(3,256)
Accounts payable	(23,589)	6,493
Accrued and other current liabilities	11,497	9,456
Insurance reserves	(12,909)	7,331
Other	(5,760)	1,140

Net cash (utilized) provided by operating activities from continuing operations before reorganization items	(2,498)	33,229
Net cash utilized by discontinued operations	(2,093)	(244)
Payment of reorganization items, net	(3,416)	(5,018)
Cash flows from investing activities
Purchases of property and equipment	(16,436)	(35,428)
Proceeds from divestitures and sales of property, equipment and other assets	7,737	6,132
Restricted investments	1,590	16,420
Collections on notes receivable	5,145	82
Insurance proceeds	—	2,888

Net cash utilized by investing activities	(1,964)	(9,906)
Cash flows from financing activities
Repayment of long-term debt	(5,148)	(2,993)
Payment of deferred financing fees	—	(1,474)

Net cash utilized by financing activities	(5,148)	(4,467)

(Decrease) increase in cash and cash equivalents	(15,119)	13,594
Cash and cash equivalents, beginning of period	41,934	38,618

Cash and cash equivalents, end of period	$26,815	$52,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 GENERAL

Nature of Business

     Mariner Health Care, Inc. through its subsidiaries (collectively, the “Company”) provides long-term health care services, primarily through the operation of skilled nursing facilities. As of June 30, 2004, the Company operated 251 skilled nursing facilities and five stand-alone assisted living facilities with an aggregate of 30,786 licensed beds. The Company owns 70% of its facilities. The Company also operates eleven long-term acute care hospitals (“LTACs”) in four states, with 613 licensed beds. The Company’s facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina and Maryland and clusters in twelve geographic markets in nine of the states in which the Company operates. Skilled nursing services and LTACs represent the Company’s two reportable segments (see Note 5).

Recent Developments

     On June 29, 2004, the Company entered into a merger agreement (the “Merger Agreement”) with National Senior Care, Inc. (“NSC”) and NCARE Acquisition Corp. (“NCARE”), a wholly-owned subsidiary of NSC established for the purpose of acquiring the Company. Pursuant to the Merger Agreement, NCARE will acquire the issued and outstanding shares of common stock of the Company for $30.00 per share in cash. The merger is expected to close in the fourth quarter of 2004 and is subject to various conditions contained in the Merger Agreement, including but not limited to the approval of the stockholders of the Company, receipt of financing by NSC and other regulatory, governmental and licensing approvals. The Company is not obligated to seek stockholder approval until NSC and NCARE provide a commitment letter regarding the availability of financing necessary to consummate the merger.

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

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events, such estimates may ultimately differ from actual results.

Comprehensive Income

     Comprehensive income includes net income, as well as charges and credits to stockholders’ equity not included in net income. The components of comprehensive income, net of income taxes, consist of the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income (loss)	$3,352	$(1,694)	$9,579	$1,074
Net unrealized (loss) gain on available-for-sale securities	(316)	16	(313)	17

Comprehensive income (loss)	$3,036	$(1,678)	$9,266	$1,091

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2 STOCK BASED COMPENSATION

     As of June 30, 2004, the Company maintained two stock-based compensation plans that are described in Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company recognized stock based compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively and there was no stock based compensation expense for the three and six months ended June 30, 2003. On May 13, 2004, warrants to purchase 753,786 shares of common stock at an exercise price of $28.04 expired and became void, with all rights associated therewith terminated.

     The Company’s pro forma net income (loss) and net income (loss) per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income (loss)	$3,352	$(1,694)	$9,579	$1,074
Deduct: Pro forma compensation expense, net of tax	(1,122)	(844)	(2,210)	(1,702)

Pro forma net income (loss)	$2,230	$(2,538)	$7,369	$(628)

Basic net income (loss) per share
As reported	$0.17	$(0.08)	$0.48	$0.05
Pro forma	$0.11	$(0.13)	$0.37	$(0.03)
Diluted net income (loss) per share
As reported	$0.17	$(0.08)	$0.47	$0.05
Pro forma	$0.11	$(0.13)	$0.36	$(0.03)

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

     Retroactive adjustments are estimated in the recording of revenues in the period in which the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Changes in estimates related to third party receivables resulted in an increase in net revenue of $1.5 million and $1.7 million during the three and six months ended June 30, 2004, respectively. Changes in estimates related to third party receivables did not have a material impact on net revenues for the three and six months ended June 30, 2003. The Company believes adequate provision has been made to reflect any adjustments that may result from the audit of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is a possibility that recorded estimates will change by a material amount in future periods.

     The following is a summary by dollars and percentage of net revenue by payor type for the periods indicated (in thousands of dollars):

	Three Months Ended				Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
Medicaid	$195,294	47.4%	$202,086	47.4%	$381,312	46.6%	$401,240	47.4%
Medicare	142,922	34.7%	146,186	34.3%	288,072	35.2%	289,875	34.2%
Private and other	73,556	17.9%	78,335	18.3%	148,479	18.2%	155,999	18.4%

Net revenue	$411,772	100.0%	$426,607	100.0%	$817,863	100.0%	$847,114	100.0%

NOTE 4 DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Pharmacy Operations

     During the six months ended June 30, 2003, the Company earned and received the payments for post-closing operating results (“Earnout Payments”) in connection with the sale of the institutional pharmacy services business (“APS Division”) to Omnicare, Inc. of $6.0 million, at which time the Company recorded a gain on sale of $3.6 million, net of taxes of $2.4 million.

Other Discontinued Operations and Other Divestitures

     The results of operations and cash flows of any divested facilities that qualify for discontinued operations under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are reclassified as discontinued operations for all periods presented. There were no assets held for sale at June 30, 2004, however, the operations and cash flows of any divested facilities that qualify for discontinued operations have been reclassified to discontinued operations. The net assets of the facilities that were sold during the six months ended June 30, 2004 were $4.2 million at December 31, 2003. During the three and six months ended June 30, 2004, the Company recorded a loss on sale of $0.7 million, net of tax and a loss on sale of $0.9 million, net of tax, respectively, for discontinued operations. In addition, during the three and six months ended June 30, 2004, the Company recorded net gains of $0.9 million and $2.7 million, respectively, primarily related to sales of certain non-operating assets, which are included in other operating expenses in the unaudited condensed consolidated statements of operations.

     Operating results for the discontinued operations were as follows for the periods indicated (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net revenue	$1,906	$11,412	$5,275	$22,682
Total operating costs and expenses	3,523	11,708	7,360	23,858

Operating loss	(1,617)	(296)	(2,085)	(1,176)
Other expense	(155)	(64)	(3)	(134)

Loss from discontinued operations, net of tax	$(1,772)	$(360)	$(2,088)	$(1,310)

NOTE 5 SEGMENT INFORMATION

     The Company has two reportable segments, skilled nursing services, which provides long-term health care through the operation of skilled nursing facilities and assisted living facilities in the United States, and LTACs, which provide services for the relatively high sub-acute clinical needs patients.

     The Company primarily evaluates segment performance and allocates resources based on operating profit, which is defined as net revenue less operating, and general and administrative expenses. The Company’s reportable segments are strategic business units that offer different services to different types of patients. They are each managed separately because they provide services to patients with different acuity levels, and because the conditions of participation in the Medicare and Medicaid programs, as well as the reimbursement methodologies and licensing requirements are different for each business under these programs.

     The following table summarizes revenues, operating profit, depreciation and amortization and total assets for the Company for the periods presented for the two reportable segments, excluding the results of discontinued operations. The income statement items included in the “Other” category consist of corporate items not considered to be an operating segment and eliminations. The assets included in the “Other” category consist primarily of cash, non-facility related property and equipment, excess reorganization value, goodwill, restricted investments, notes receivable and deferred financing costs (in thousands of dollars).

	Skilled
	Nursing
	Services	LTACs	Other	Total
Three Months Ended June 30, 2004
Revenue from external customers	$379,529	$32,115	$128	$411,772
Operating profit (loss) (1)	49,833	4,486	(27,213)	27,106
Depreciation and amortization	8,766	405	1,447	10,618
Total assets	770,048	27,405	279,876	1,077,329
Three Months Ended June 30, 2003
Revenue from external customers	$398,771	$28,709	$(873)	$426,607
Operating profit (loss) (1)	34,787	3,882	(22,949)	15,720
Depreciation and amortization	7,954	532	810	9,296
Total assets	821,037	36,818	339,423	1,197,278
Six Months Ended June 30, 2004
Revenue from external customers	$752,233	$65,360	$270	$817,863
Operating profit (loss) (1)	97,162	9,098	(53,445)	52,815
Depreciation and amortization	16,732	797	2,746	20,275
Total assets	770,048	27,405	279,876	1,077,329
Six Months Ended June 30, 2003
Revenue from external customers	$789,451	$58,033	$(370)	$847,114
Operating profit (loss) (1)	69,551	6,893	(45,178)	31,266
Depreciation and amortization	15,663	826	1,357	17,846
Total assets	821,037	36,818	339,423	1,197,278

(1)	Operating profit does not include depreciation and amortization or merger related costs. Total operating profit less depreciation and amortization and merger related costs was $14.3 million and $30.4 million for the three and six months ended June 30, 2004, respectively, and $6.4 million and $13.4 million for the three and six months ended June 30, 2003, respectively.

NOTE 6 SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     Certain subsidiaries (the “Guarantor Subsidiaries”) guarantee repayment of debt under both the Company’s $225.0 million senior credit facility (the “Senior Credit Facility”), which consists of a $135.0 million term loan facility and a $90.0 million revolving credit facility, and the Company’s $175.0 million aggregate principal amount of 8 1/4% Senior Subordinated Notes due 2013 (the “Notes”). Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are wholly-owned (directly or indirectly) by the Company and fully and unconditionally guarantee the debt under the Senior Credit Facility and the Notes on a joint and several basis.

     The following unaudited condensed consolidating financial data is presented to illustrate the composition of Mariner Health Care, Inc. (the “Parent”), the Guarantor Subsidiaries, and the Company’s subsidiaries that do not guarantee the debt under the Senior Credit Facility and the Notes (the “Non-Guarantor Subsidiaries”) for the periods indicated.

     The Non-Guarantor Subsidiaries include the Professional Health Care Management, Inc. (“PHCMI”) entities, certain joint ventures and our captive insurance subsidiaries. There are certain restrictions on the ability of the Non-Guarantor Subsidiaries to pay dividends, make loans or advances and transfer certain property and assets to the Company and its other subsidiaries.

     The Company does not have any subsidiaries that are accounted for by the Parent on the equity method. As such, the principal elimination entries eliminate intercompany balances and transactions. Information regarding the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is as follows for the periods presented (in thousands of dollars):

CONDENSED SELECTED COMBINING BALANCE SHEET
June 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$—	$309,512	$32,602	$(53,500)	$288,614
Total assets	618,965	957,322	114,654	(613,612)	1,077,329
Current liabilities	3,187	237,212	68,846	(53,499)	255,746
Total liabilities	320,678	405,883	138,617	(53,499)	811,679
Stockholders’ equity (deficit)	298,287	551,439	(23,963)	(560,113)	265,650

CONDENSED SELECTED COMBINING BALANCE SHEET
December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$—	$330,562	$23,394	$(52,528)	$301,428
Total assets	636,064	982,313	101,997	(612,640)	1,107,734
Current liabilities	2,881	234,674	60,396	(52,527)	245,424
Total liabilities	324,618	449,299	130,191	(52,527)	851,581
Stockholders’ equity (deficit)	311,446	533,014	(28,194)	(560,113)	256,153

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the three months ended June 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$370,395	$42,251	$(874)	$411,772
Operating (loss) income	(393)	6,612	8,127	—	14,346
(Loss) income from continuing operations before income taxes	(6,499)	8,944	4,120	—	6,565
Net (loss) income	(6,499)	5,731	4,120	—	3,352

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the three months ended June 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$391,024	$36,376	$(793)	$426,607
Operating (loss) income	(624)	3,479	3,569	—	6,424
(Loss) income from continuing operations before income taxes	(7,041)	3,326	704	550	(2,461)
Net (loss) income	(7,041)	4,096	701	550	(1,694)

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the six months ended June 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$740,613	$78,978	$(1,728)	$817,863
Operating (loss) income	(887)	18,542	12,743	—	30,398
(Loss) income from continuing operations before taxes	(13,160)	23,075	4,230	—	14,145
Net (loss) income	(13,160)	18,509	4,230	—	9,579

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the six months ended June 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$776,023	$72,653	$(1,562)	$847,114
Operating (loss) income	(1,042)	7,873	6,589	—	13,420
(Loss) income from continuing operations before taxes	(13,102)	7,929	1,266	1,007	(2,900)
Net (loss) income	(13,102)	11,906	1,263	1,007	1,074

CONDENSED SELECTED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided (utilized) by operating activities (1)	$4,246	$(14,307)	$2,054	$(8,007)
Net cash (utilized) provided by investing activities	—	(702)	(1,262)	(1,964)
Net cash utilized by financing activities	(4,246)	(254)	(648)	(5,148)

(Decrease) increase in cash and cash equivalents	—	(15,263)	144	(15,119)
Cash and cash equivalents, beginning of period	—	39,465	2,469	41,934

Cash and cash equivalents, end of period	$—	$24,202	$2,613	$26,815

CONDENSED SELECTED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided (utilized) by operating activities (1)	$1,060	$26,681	$226	$27,967
Net cash (utilized) provided by investing activities	—	(9,049)	(857)	(9,906)
Net cash (utilized) provided by financing activities	(1,060)	(3,764)	357	(4,467)

Increase (decrease) in cash and cash equivalents	—	13,868	(274)	13,594
Cash and cash equivalents, beginning of period	—	37,734	884	38,618

Cash and cash equivalents, end of period	$—	$51,602	$610	$52,212

(1)	Net cash provided by operating activities includes net cash provided by discontinued operations and payment of reorganization items.

NOTE 7 VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. A revised version of FIN 46 was issued in December 2003 with modifications to clarify some requirements, ease some implementation problems and add new scope exceptions. FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIEs”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both, which is referred to for purposes of FIN 46 as the “primary beneficiary.” FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004, except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.

     The Company has evaluated the impact of FIN 46 on its unaudited condensed consolidated financial statements and identified three joint ventures as VIEs for which it has determined that it is the primary beneficiary. These joint ventures, which operate skilled nursing facilities that are managed by the Company, are 50% owned and have historically been consolidated due to control. The Company has historically provided funds for working capital and has other long-term notes from these joint ventures, which are eliminated in consolidation. The joint ventures have revenues, which are included in the unaudited condensed consolidated financial statements of $9.9 million, $19.7 million, $9.1 million, and $17.8 million for the three and six months ended June 30, 2004 and June 30, 2003, respectively. These joint ventures have net liabilities that are included in the accompanying unaudited condensed consolidated financial statements of approximately $39.5 million and $39.9 million at June 30, 2004 and December 31, 2003, respectively.

     During the three months ended December 31, 2003, the Company entered into an administrative services agreement with a new operator of certain facilities that the Company divested. The services are for 26 facilities and include accounting support, procurement of business supplies, billing and collections, and information technology services. Applying the principles of FIN 46, the Company has determined that the new operator of the divested facilities is a VIE. The Company has also determined that it is not the “primary beneficiary” and accordingly, the Company is not required to consolidate the new operator. The total receivable from this new operator at June 30, 2004 is $3.4 million.

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

     Below is the reconciliation of basic and diluted income from continuing operations per weighted average common share (in thousands, except per share data):

	Income From
	Continuing		Per Share
	Operations	Shares	Amount
Three months ended June 30, 2004
Basic earnings per common share	$5,833	20,012	$0.29
Effect of dilutive stock options	—	235	—

Diluted earnings per common share	$5,833	20,247	$0.29

Six months ended June 30, 2004
Basic earnings per common share	$12,518	20,010	$0.63
Effect of dilutive stock options	—	318	(0.01)

Diluted earnings per common share	$12,518	20,328	$0.62

     For the three months ended June 30, 2004, options to purchase 1,509,000 shares of common stock at option prices ranging from $18.08 to $21.55 per share were not included in the computation of diluted income per share because the exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2004, options to purchase 78,000 shares of common stock at option prices ranging from $20.50 to $21.55 per share were not included in the computation of diluted income per share. The options were still outstanding at June 30, 2004.

NOTE 9 COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is party to various legal proceedings in the ordinary course of business. As is typical in the health care industry, the Company expects to remain subject to claims that its services have resulted in resident injury or other adverse effects. In addition, resident, visitor and employee injuries will also subject the Company to the risk of litigation. The health care industry in general continues to experience an increasing trend in the frequency and severity of litigation and claims. There are currently no outstanding uninsured litigation matters against the Company that it believes could have a material adverse effect on its operations or cash flows. Below is a summary of significant outstanding litigation to which the Company is a party.

Bexar County Investigation

     On July 30, 2004, the Company received notice from the Bexar County District Attorney’s office that one of the Company’s facilities, as well as the administrator and director of nursing for the facility, are the targets of a criminal investigation involving possible misdemeanor and felony violations of state law. The investigation involves the death of a hospice resident that was possibly caused by a medication error. The Company has retained criminal counsel to represent it and its employees with respect to this investigation. The matter is in the investigative stage, and the Company is not aware of any formal actions that have been brought at this time. In the event a formal action is brought, the Company intends to vigorously contest any allegations of misconduct by the Company.

Royal Surplus Lines Litigation

     On June 11, 2001, one of the Company’s prior liability insurance carriers, Royal Surplus Lines Insurance Company (“Royal”), commenced an adversary proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”), styled Royal Surplus Lines Insurance Company v. Mariner Health Group (“MHG”) et al., Adversary Proceeding No. A-01-4626 (MFW). In its complaint, Royal sought among other things, declaratory judgments that it would not be required to insure some claims falling under two professional and general liability (“PL/GL”) policies issued to one of the Company’s subsidiaries by Royal. One of the Company’s prior excess liability insurance carriers, Northfield Insurance Company (“Northfield”), moved to intervene in the Royal adversary proceeding on July 25, 2001. The Company did not oppose the motion to intervene, and it was granted.

     Prior to the commencement of any significant discovery by the parties, we agreed to mediate the issues arising out of the Royal adversary proceeding. After the mediation, Royal agreed to dismiss its complaint without prejudice, the Company agreed to dismiss its counterclaim without prejudice, and Royal and the Company agreed to work together to resolve claims in an alternative dispute resolution procedure. Northfield did not agree to dismiss its complaint in intervention. Accordingly, Northfield and the Company are currently engaged in discovery. The Company has also filed a bad faith counterclaim against Northfield arising out of its claims handling and litigation tactics.

     In April 2003, Northfield filed an insurance coverage action against the Company in the United States District Court for the Northern District of Georgia. Northfield sought a declaration that it was not obligated to provide insurance coverage to the Company in connection with a personal injury and wrongful death lawsuit filed against the Company styled Louise Sherry Fisher, Individually, as Representative of all Wrongful Death Beneficiaries, and Legal Heir of the Estate of Vestal Grant Fisher, deceased v. Mariner Post-Acute Network, Inc. (“MPAN”), et al., No. 2000-40818 (28th Judicial District, Harris County, Texas) (the “Fisher Action”). The Fisher Action was settled in May 2004.

PricewaterhouseCoopers Litigation

     In August 2002, the Company filed a complaint in the State Court of Fulton County, Georgia (the “Fulton County action”) against PricewaterhouseCoopers, LLP (“PwC”) and several former officers of MHG referred to as the “Individual Defendants”. The Fulton County action asserts claims for fraud and breach of fiduciary duty against the Individual Defendants and claims for fraud, professional negligence, negligent misrepresentation and aiding and abetting breach of fiduciary duty against PwC. Many of these claims arise from the July 1998 acquisition of MHG by Paragon Health Network, Inc., one of the Company’s predecessors. Other claims arise from duties that the Company believes the Individual Defendants breached as officers of MHG and MPAN, the Company’s successor following the MHG acquisition. In the Fulton County action, the Company is seeking actual damages (including compensatory and consequential damages) and punitive damages, in an amount to be determined at trial. Discovery is ongoing.

     In response to the action commenced by the Company in Fulton County, the Individual Defendants filed an action in Chancery Court in Delaware in September 2002 styled Stratton et al. v. Mariner Health Care, Inc., Civil Action No. 19879-NC. In the Chancery Court action, the Individual Defendants generally claim they are not liable for the claims asserted in the Fulton County action and that the Company is contractually and statutorily obligated to indemnify them against the claims in the Fulton County action. The Company removed the Chancery Court action to the Bankruptcy Court, at which time the action was assigned Adversary Case Nos. 02-5604 and 02-5606 in Chapter 11 Case Nos. 00-0113 (MFW) and 00-00215 (MFW). After removal, the Company answered the complaint and filed counterclaims. The Individual Defendants moved to remand the action back to the Chancery Court. The Company opposed the motion. On December 16, 2003, the Bankruptcy Court denied the Individual Defendants’ remand motion and dismissed their claims, holding, among other things, that the Individual Defendants’ indemnification claims had been discharged by confirmation of the Company’s Joint Plan. The Individual Defendants have filed a “motion to alter or amend judgment,” which is pending.

     After the Individual Defendants filed the Chancery Court action, the Company also filed an adversary proceeding in the Bankruptcy Court styled Mariner Health Care, Inc. v. Stratton et al., United States Bankruptcy Court for the District of Delaware,

Chapter 11 Case Nos. 00-00113 (MFW) and 00-00215 (MFW), Adversary Case No. 02-05598 (consolidated with Adversary Case No. 02-05599). In this enforcement action, the Company generally alleged that it does not have any obligation to indemnify the Individual Defendants and the Individual Defendants’ pursuit of their indemnification claims violated the Company’s discharge in bankruptcy. The Individual Defendants filed counterclaims generally alleging that the Company has an obligation to indemnify them against the claims in the Fulton County action and that it is estopped from asserting its claims. The Company has moved to dismiss the Individual Defendants’ estoppel counterclaim. The Individual Defendants opposed the motion, and on April 10, 2003, the Bankruptcy Court granted the Company’s motion to dismiss.

     After the Company filed the Fulton County action, William R. Bassett as Trustee for the Charlotte R. Kellett Irrevocable Trust, as Trustee for the Samuel B. Kellett, Jr. Irrevocable Trust, as Trustee for the Stiles A. Kellett, III Irrevocable Trust, and as Trustee for the Barbara K. Kellett Irrevocable Trust, Kellett Family Partners, L.P. f/k/a Kellett Partners, L.P., Samuel B. Kellett, Stiles A. Kellett, Jr. and SSK Partners, L.P., filed an action in the Superior Court of Cobb County, Georgia (the “Cobb County action”) against PwC and the Individual Defendants based on claims arising out of MHG’s acquisition of Convalescent Services, Inc. in 1995 because of the Individual Defendants’ and PwC’s alleged misrepresentations. This action is William R. Bassett, et al. v. PricewaterhouseCoopers, LLP, et al., Superior Court of Cobb County, Georgia, Case No. 02-1-8314-35. The plaintiffs in the Cobb County action seek damages in excess of $200 million. The Individual Defendants added the Company as a third-party defendant in the Cobb County action seeking to recover on indemnification claims similar to those made by them in the Chancery Court action, and which are now pending, and subject to resolution before the Bankruptcy Court in the enforcement action. In November 2003, the Individual Defendants dismissed the Company without prejudice from the Cobb County action.

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

     On January 30, 2004, the Company moved to amend its complaint to include, as plaintiffs, the Company’s affiliates Cornerstone Health Management Company, Mariner Health Care of Nashville, Inc. and Living Centers of Texas, Inc., and to make other conforming amendments. The Company’s motion to amend the complaint to add parties, etc. was granted on February 7, 2004.

Alabama False Claims Act

     On June 10, 2004 the Company was served with a complaint filed in the U.S. District Court of Alabama entitled United States of America ex rel Patrick Bruce Atkins, MD and Patrick Bruce Atkins, MD, a natural person v. Charles M. McInteer, MD et. al. The complaint alleges violations of the Federal False Claims Act, conspiracy and common law fraud in connection with psychiatric services rendered by third party psychiatrists in nursing facilities in Alabama, including one facility operated by a subsidiary of the Company. To date, the United States has declined to intervene in this litigation. No specific allegations of fraud were made against the Company, and accordingly it filed a motion to dismiss the complaint as to its facility on June 30, 2004. This motion to dismiss is currently under consideration by the court.

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

     Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net income (loss). Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, and the cost of our federal and state tax obligations. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.

     We define EBITDA as net income (loss) before taxes, interest expense, interest income, and depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income (loss), as defined by GAAP.

     We also present certain adjustments to EBITDA that exclude loss (gain) on sale of discontinued operations, net of tax, loss from discontinued operations, net of tax, and (income) loss from operations of divested facilities that did not qualify for discontinued operations. These adjustments are presented because this is the formula used to calculate compliance with certain ratios appearing in our $225.0 million senior credit facility, or the Senior Credit Facility, which consists of a $135.0 million term loan facility and a $90.0 million revolving credit facility, and our $175.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2013, or the Notes. In addition, we have excluded merger related costs because they are non-recurring in nature. The adjustments to EBITDA presented below are reconciled to net income (loss), which we believe is the most directly comparable GAAP financial measure.

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

     We are one of the largest providers of long-term health care services in the United States, based on net revenue, the number of facilities operated and licensed beds. We provide these services primarily through the operation of skilled nursing facilities (which include “skilled nursing facilities” under Medicare and “nursing facilities” under Medicaid) and long-term acute care hospitals, or LTACs. Skilled nursing services and LTACs also constitute our reportable business segments under GAAP. We currently operate 251 skilled nursing facilities and five stand-alone assisted living facilities with an aggregate of 30,786 licensed beds. We own 70% of our facilities. We also operate eleven LTACs with 613 licensed beds. Our facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina, and Maryland and clusters in twelve geographic markets in nine of the states in which we operate.

     On June 29, 2004, we entered into a merger agreement (the “Merger Agreement”) with National Senior Care, Inc. (“NSC”) and NCARE Acquisition Corp. (“NCARE”), a wholly-owned subsidiary of NSC established for the purpose of acquiring Mariner. Pursuant to the Merger Agreement, NCARE will acquire the issued and outstanding shares of common stock of Mariner for $30.00 per share in cash. The merger is expected to close in the fourth quarter of 2004 and is subject to various conditions contained in the Merger Agreement, including but not limited to the approval of the Mariner’s stockholders, receipt of financing by NSC and other regulatory, governmental and licensing approvals. We are not obligated to seek stockholder approval until NSC and NCARE provide a commitment letter regarding the availability of financing necessary to consummate the merger.

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

	Skilled
	Nursing
	Services	LTACs	Other	Total
Three Months Ended June 30, 2004
Revenue from external customers	$379,529	$32,115	$128	$411,772
Operating profit (loss) (1)	49,833	4,486	(27,213)	27,106
Depreciation and amortization	8,766	405	1,447	10,618
Total assets	770,048	27,405	279,876	1,077,329
Three Months Ended June 30, 2003
Revenue from external customers	$398,771	$28,709	$(873)	$426,607
Operating profit (loss) (1)	34,787	3,882	(22,949)	15,720
Depreciation and amortization	7,954	532	810	9,296
Total assets	821,037	36,818	339,423	1,197,278
Six Months Ended June 30, 2004
Revenue from external customers	$752,233	$65,360	$270	$817,863
Operating profit (loss) (1)	97,162	9,098	(53,445)	52,815
Depreciation and amortization	16,732	797	2,746	20,275
Total assets	770,048	27,405	279,876	1,077,329
Six Months Ended June 30, 2003
Revenue from external customers	$789,451	$58,033	$(370)	$847,114
Operating profit (loss) (1)	69,551	6,893	(45,178)	31,266
Depreciation and amortization	15,663	826	1,357	17,846
Total assets	821,037	36,818	339,423	1,197,278

(1)	Operating profit does not include depreciation and amortization or merger related costs. Total operating profit less depreciation and amortization and merger related costs was $14.3 million and $30.4 million for the three and six months ended June 30, 2004, respectively, and $6.4 million and $13.4 million for the three and six months ended June 30, 2003, respectively.

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

Revenue Recognition

     We have agreements with third-party payors that provide for payments to our skilled nursing facilities and LTACs. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based on final settlements. There is a possibility that recorded estimates may change by a material amount. Consistent with health care industry accounting practices, changes to these third-party revenue estimates are recorded in the year of change or at the time the adjustment becomes known.

Receivables

     Receivables consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Allowances for doubtful accounts are established to the extent that a portion of these receivables may become uncollectible. In establishing the allowance for doubtful accounts, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as an economic downturn, higher than expected defaults or denials, or reduced collections, the estimates of the recoverability of our receivables could be reduced by a material amount. During the six months ended June 30, 2004, we collected net cash of $5.6 million of previously reserved accounts receivable balances related to facilities divested during the three months ended December 31, 2003. Our provision for bad debt totaled $4.1 million, $7.1 million, $3.5 million, and $7.5 million for the three and six months ended June 30, 2004 and June 30, 2003, respectively, which represented 1.0%, 0.9%, 0.8%, and 0.9% of net revenue for the respective periods. Our allowance for doubtful accounts related to patient accounts receivable was $102.2 million and $97.4 million as of June 30, 2004 and December 31, 2003 respectively, which represented 32.4% and 30.8% of patient accounts receivable at June 30, 2004 and December 31, 2003, respectively.

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

     We are currently self-insured for individual claims up to $1.0 million for professional liability, except in Colorado, where we maintain first dollar coverage. The accrued insurance obligation related to self-insured losses for professional liability are recorded on an undiscounted basis and are based upon internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. We periodically review the methods of determining these estimates and establishing the resulting accrued insurance obligation and provision for loss with any resulting adjustments being reflected in current earnings. Insurance expense for PL/GL was $16.2 million, $31.5 million, $21.7 million, and $41.5 million for the three and six months ended June 30, 2004 and June 30, 2003, respectively. The decrease in insurance expense for PL/GL is due primarily to facilities divested during the three months ended December 31, 2003, partially offset by rising rates.

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

Accounting for Income Taxes

     The provision (benefit) for income taxes is allocated between continuing operations, discontinued operations, and extraordinary items in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109. For the three and six months ended June 30, 2004, no federal income tax provision and a state income tax provision of $0.7 million and $1.6 million, respectively, was recorded. The effective tax rate varies from statutory federal and state tax rates primarily due to the utilization of net operating loss carryforwards in the six months ended June 30, 2004.

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

     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. We believe the deferred tax assets will not be recognized under the “more likely than not” standard. As the bankruptcy pre-emergence net deferred tax assets are realized, a reduction in the valuation allowance established in connection with fresh-start reporting will be recorded. Pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, any reduction in the valuation allowance will first reduce reorganization value in excess of amount allocable to identified assets recorded in fresh-start reporting and other intangible assets, with any excess being treated as an increase to capital surplus.

     As of December 31, 2003, we had approximately $563.5 million of net operating loss, or NOL, carryforwards the utilization of which is subject to limitations pursuant to Section 382 of the Internal Revenue Code. Of the total NOL carryforwards, $118.4 million is unencumbered by any Section 382 limitations. Of the remainder, approximately $143.0 million of NOL carryforwards are subject only to restrictions under Section 382 that apply to a company that emerges from bankruptcy. The remaining approximately $302.1 million of NOL carryforwards are subject to the additional Section 382 restrictions requiring the existence of net unrealized built-in gain at the time of a December 1999 ownership change that occurred when our largest shareholder sold its equity interest in the Company to another entity prior to our filing bankruptcy. These restrictions require the recognition of built-in gain within five years of such date, or by December 31, 2004. While we are still currently in the process of evaluating the full extent of the limitations and restrictions on the utilization of the NOL carryforwards under the provisions of Section 382, it is likely that the use of approximately $302.1 million of NOL carryforwards originating prior to the ownership change in December 1999 will be subject to significant limitation on utilization.

     If there is a cumulative ownership change involving stockholders who own 5% or more of our common stock of more than 50% during the two year period following our emergence from bankruptcy (May 13, 2002), the remaining NOL carryforwards will be foregone with no net impact to our consolidated financial statements. This could result in higher future tax payments if we are profitable. The Company is unaware of any such changes to date. However, because of the SEC rules and regulations regarding the timing of public filings, management will continue to evaluate the status of the potential ownership change as additional information becomes available.

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

Assets Held for Sale and Discontinued Operations

     SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets or disposal group meets certain criteria set forth in SFAS No. 144, including a commitment by a company to a plan to sell the long-lived asset or disposal group within one year, the long-lived asset or disposal group will be measured at the lower of its carrying value or fair value less costs to sell and classified as held for sale on the consolidated balance sheet and is no longer depreciated. We must estimate the fair value less costs to sell in order to determine if there is any potential impairment of the assets held for sale. Estimates may include comparable sales, future cash flows and the use of an outside expert in determining the fair value.

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

     We have evaluated the impact of FIN 46 on our unaudited condensed consolidated financial statements and identified three joint ventures as VIEs for which we have determined that we are the primary beneficiary. These joint ventures, which operate skilled nursing facilities that are managed by us, are fifty percent owned by us and have historically been consolidated due to control. We have historically provided funds for working capital and have other long-term notes from these joint ventures, which are eliminated in consolidation. The joint ventures have revenues, which are included in our unaudited condensed consolidated financial statements of $9.9 million, $19.7 million, $9.1 million, and $17.8 million for the three and six months ended June 30, 2004 and June 30, 2003, respectively. These joint ventures have net liabilities that are included in the accompanying unaudited condensed consolidated financial statements of approximately $39.5 million and $39.9 million at June 30, 2004 and December 31, 2003, respectively.

     During the three months ended December 31, 2003, we entered into an administrative services agreement with a new operator of certain facilities that we divested. The services are for 26 facilities and include accounting support, procurement of business supplies, billing and collections, and information technology services. Applying the principles of FIN 46, we have determined that the new operator of the divested facilities is a VIE. We have also determined that we are not the “primary beneficiary” and accordingly, we are not required to consolidate the new operator. The total receivable from this new operator at June 30, 2004 is $3.4 million.

Results of Operations

     The following table represents the unaudited condensed consolidated statements of operations for the periods indicated (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net revenue	$411,772	$426,607	$817,863	$847,114
Costs and expenses
Operating expenses
Wage and related costs	231,162	252,960	464,251	505,912
Supplies	23,012	25,274	46,134	49,908
Insurance	16,772	22,350	32,609	42,801
Provision for bad debt	3,822	4,890	6,833	9,257
Rent expense	8,092	8,765	16,351	17,504
Other	74,462	74,574	145,153	145,659

Total operating expenses	357,322	388,813	711,331	771,041
General and administrative	27,344	22,074	53,717	44,807
Merger related costs	2,142	—	2,142	—
Depreciation and amortization	10,618	9,296	20,275	17,846

Total costs and expenses	397,426	420,183	787,465	833,694

Operating income	14,346	6,424	30,398	13,420
Other income (expenses)
Interest expense	(8,489)	(9,576)	(17,706)	(17,789)
Interest income	739	692	1,489	1,520
Other	(31)	(1)	(36)	(51)

Income (loss) from continuing operations before taxes	6,565	(2,461)	14,145	(2,900)
Income tax provision (benefit)	732	(1,127)	1,627	(1,684)

Income (loss) from continuing operations	5,833	(1,334)	12,518	(1,216)
Discontinued operations
(Loss) gain on sale of discontinued operations, net of tax	(709)	—	(851)	3,600
Loss from discontinued operations, net of tax	(1,772)	(360)	(2,088)	(1,310)

Net income (loss)	$3,352	$(1,694)	$9,579	$1,074

Reconciliation of EBITDA to net income (in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income	$3,352	$(1,694)	$9,579	$1,074
Add back:
Provision (benefit) for income taxes	732	(1,127)	1,627	(1,684)
Interest expense	8,489	9,576	17,706	17,789
Interest income	(739)	(692)	(1,489)	(1,520)
Depreciation and amortization	10,618	9,296	20,275	17,846

EBITDA (1)	$22,452	$15,359	$47,698	$33,505

     (1) The table presented below contains items that are excluded when calculating EBITDA for the purpose of determining our compliance with certain ratios contained in our Senior Credit Facility and the indenture pertaining to our Notes. This is our Debt Financing EBITDA. In addition, we have excluded merger related costs, because we believe these amounts are non-recurring in nature (Debt Financing EBITDA and MRCs). The ratios contained in our Senior Credit Facility determine our compliance with certain covenants contained in the documents relevant to both debt obligations as well as our ability to draw on our Revolving Credit Facility, issue additional Notes and undertake certain desired corporate actions. If these items were excluded from EBITDA as presented in the table above, Debt Financing EBITDA and MRCs would be $27.1 million, $14.7 million, $52.8 million, and $32.5 million for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Loss (gain) on sale of discontinued operations, net of tax	$709	$—	$851	$(3,600)
Loss from discontinued operations, net of tax	1,772	360	2,088	1,310
(Income) loss from operations of divested facilities (2)	—	(1,050)	—	1,296
Merger related costs	2,142	—	2,142	—

Increase (decrease) to EBITDA	$4,623	$(690)	$5,081	$(994)

(2)	The loss from operations of divested facilities relates to divestitures of facilities that did not qualify for discontinued operations presentation.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     We reported net revenues of $411.8 million during the quarter ended June 30, 2004, compared to $426.6 million for the quarter ended June 30, 2003. The decrease of $14.8 million, or 3.5%, consists primarily of the following:

•	A decrease of $50.2 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $30.9 million in skilled nursing facilities we operated as of June 30, 2004, or same facility operations. This increase is due primarily to:

•	A net increase of $14.4 million in Medicaid revenues due primarily to a rate increase averaging $10.10 per patient day resulting in a $16.0 million increase in revenues, which was partially offset by a decrease in patient days of 13,907 resulting in a decrease in revenues of $1.5 million. The rate increase was primarily due to an increase of $6.9 million associated with the provider tax based Medicaid rate increases in Georgia, Massachusetts, Michigan, North Carolina, and Wisconsin. In addition, the recently approved Michigan rate increase was retroactive to October 1, 2003, and accordingly, $3.7 million of revenue was recognized during the three months ended June 30, 2004 for this retroactive adjustment. The provider tax paid in connection with this program offsets a portion of the revenue and is included in other operating expenses.

•	An increase of $9.5 million in Medicare revenues due primarily to a rate increase of $23.29 per patient day resulting in a $7.6 million increase in revenues and an increase in patient days of 6,155 resulting in a $1.9 million increase in revenues. The rate increase is due primarily to the Medicare administrative fix and market basket increase effective October 1, 2003. The increase in patient days was a direct result of our focus on attracting a higher acuity patient population.

•	A net overall increase of $7.0 million in private and other revenues due to an increase in rate of $21.88 per patient day resulting in a $9.4 million increase in revenues, which was partially offset by a decrease in patient days of 14,285 that resulted in a $2.4 million reduction of revenues. The increase in rate was attributable to a rate increase we made in July 2003. The reduction in days is due primarily to the market for private payors shifting to assisted living facilities.

•	An increase of $3.4 million related to LTAC revenues primarily related to an increase in total patient days of 3,524 resulting in a $3.6 million increase in revenues, partially offset by a decrease to the rate per patient day of $5.02 resulting in a decrease of revenues of $0.2 million.

Operating Expenses

     We reported operating expenses of $357.3 million during the quarter ended June 30, 2004, compared to $388.8 million during the quarter ended June 30, 2003. The decrease of $31.5 million, or 8.1% primarily relates to the following:

•	Wage and related costs decreased $21.8 million due primarily to:

•	A decrease of $28.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A partially offsetting increase in same facility operations and LTAC of $6.5 million, primarily related to annual salary and benefit cost increases and an increase in workers compensation expenses.

•	Supplies decreased $2.3 million due primarily to:

•	A decrease of $2.6 million related to divested facilities that do not qualify for discontinued operations presentation.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $5.6 million due primarily to:

•	A decrease of $7.2 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $1.6 million in same facility operations and LTAC due primarily to rising PL/GL costs.

•	Provision for bad debt decreased $1.1 million primarily due to:

•	A decrease of $2.0 million of bad debt expense related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $0.9 million of bad debt expense in same facility operations and LTAC.

•	Other operating expenses decreased $0.1 million primarily related to:

•	A decrease of $9.7 million of other operating expense related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $9.6 million of other operating expenses in same facility operations and LTAC due primarily to:

•	An increase of $3.1 million for provider tax expense related to state Medicaid programs in Georgia, Massachusetts, North Carolina, Michigan and Wisconsin. In addition, the recently approved Michigan provider tax program was retroactive to October 1, 2003, and accordingly, $1.8 million of provider tax was recognized during the three months ended June 30, 2004 for this retroactive adjustment. The provider tax partially offsets Medicaid revenues.

General and Administrative

     We reported general and administrative expenses of $27.3 million during the quarter ended June 30, 2004, compared to $22.1 million during the quarter ended June 30, 2003. The increase of $5.3 million, or 23.9%, relates primarily to the following:

•	An increase of $2.7 million primarily related to increases in wage and related costs.

•	The remaining net increase of $2.6 million relates to costs associated with a new centralized back office support services center business, costs incurred for compliance with Sarbanes-Oxley, and legal costs, primarily related to our claim against an insurance company for certain owned and leased facilities that were damaged by floods.

Merger Related Costs

     We reported merger related costs of $2.1 million during the quarter ended June 30, 2004. The merger related costs consist primarily of professional and legal expenses related to merger activities.

Depreciation and Amortization

     We reported depreciation and amortization expense of $10.6 million during the quarter ended June 30, 2004, compared to $9.3 million during the quarter ended June 30, 2003. The increase of $1.3 million, or 14.2%, primarily relates to the following:

•	A net increase of $1.9 million related to incremental depreciation expense on capital expenditures in same facility operations, LTAC and corporate locations.

•	A decrease of $0.6 million due to the divested facilities that do not qualify for discontinued operations presentation.

Interest Expense

     We reported interest expense of $8.5 million during the quarter ended June 30, 2004, compared to $9.6 million during the quarter ended June 30, 2003. The decrease of $1.1 million, or 11.4%, primarily relates to lower interest rates and outstanding debt as a result of debt pay downs and the refinancing completed during the fourth quarter of 2003.

Discontinued Operations

Loss from Discontinued Operations

     The results of operations of any disposed facilities that qualify for discontinued operations under SFAS No. 144 have been reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations. A summary of the discontinued operations for the periods presented is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net revenue	$1,906	$11,412	$5,275	$22,682
Total operating costs and expenses	3,523	11,708	7,360	23,858

Operating loss	(1,617)	(296)	(2,085)	(1,176)
Other expense	(155)	(64)	(3)	(134)

Loss from discontinued operations, net of tax	$(1,772)	$(360)	$(2,088)	$(1,310)

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     We reported net revenues of $817.9 million during the six months ended June 30, 2004, compared to $847.1 million for the six months ended June 30, 2003. The decrease of $29.3 million, or 3.5%, consists primarily of the following:

•	A decrease of $97.1 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $59.9 million in skilled nursing facilities we operated as of June 30, 2004, or same facility operations. This increase is due primarily to:

•	A net increase of $25.1 million in Medicaid revenues due primarily to a rate increase averaging $8.65 per patient day resulting in a $27.3 million increase in revenues, which was partially offset by a decrease in patient days of 19,728 resulting in decrease in revenues of $2.2 million. The rate increase was primarily due to an increase of $15.2 million associated with the provider tax based Medicaid rate increases in Georgia, Massachusetts, Michigan, North Carolina, and Wisconsin. In addition, the recently approved Michigan rate increase was retroactive to October 1, 2003, and accordingly, $1.8 million of revenue was recognized during the six months ended June 30, 2004 for this retroactive adjustment. The provider tax paid in connection with this program offsets a portion of the revenue and is included in other operating expenses.

•	An increase of $23.8 million in Medicare revenues due primarily to a rate increase averaging $26.64 per patient day resulting in a $17.6 million increase in revenues and an increase in patient days of 20,779 resulting in a $6.2 million increase in revenues. The rate increase is due primarily to the Medicare Administrative fix and market basket increase effective October 1, 2003. The increase in patient days was a direct result of our focus on attracting a higher acuity patient population.

•	A net overall increase of $11.0 million in private and other revenues due to an increase in rate of $18.96 per patient day resulting in a $16.3 million increase in revenues, which was partially offset by a decrease in patient days of 31,797 that resulted in a $5.3 million reduction of revenues. The increase in rate was attributable to a rate increase we made in July 2003. The reduction in days is due primarily to the market for private payors shifting to assisted living facilities.

•	An increase of $7.3 million related to LTAC revenues primarily related to an increase in total patient days of 7,338 resulting in a $7.1 million increase in revenues.

Operating Expenses

     We reported operating expenses of $711.3 million during the six months ended June 30, 2004, compared to $771.0 million during the six months ended June 30, 2003. The decrease of $59.7 million, or 7.7% primarily relates to the following:

•	Wage and related costs decreased $41.7 million due primarily to:

•	A decrease of $56.5 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A partially offsetting increase in same facility operations and LTAC of $14.9 million, primarily related to annual salary and benefit cost increases and an increase in workers compensation expenses.

•	Supplies decreased $3.8 million due primarily to:

•	A decrease of $5.1 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $1.3 million in supplies expense for same facility operations and LTAC.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $10.2 million due primarily to:

•	A decrease of $14.6 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $4.4 million in same facility operations and LTAC due primarily to rising PL/GL costs.

•	Provision for bad debt decreased $2.4 million primarily due to:

•	A decrease of $3.4 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $1.0 million in same facility operations and LTAC.

•	Rent expense decreased $1.2 million primarily due to a $1.3 million decrease related to divested facilities that do not qualify for discontinued operations presentation.

•	Other operating expenses decreased $0.5 million primarily related to:

•	A decrease of $20.8 million of other operating expense related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $20.3 million of other operating expenses in same facility operations and LTAC due primarily to:

•	An increase of $6.3 million for provider tax expense related to state Medicaid programs in Georgia, Massachusetts, North Carolina, Michigan and Wisconsin. In addition, the recently approved Michigan provider tax program was retroactive to October 1, 2003, and accordingly, $0.9 million of provider tax was recognized during the six months ended June 30, 2004 for this retroactive adjustment. The provider tax partially offsets Medicaid revenues.

General and Administrative

     We reported general and administrative expenses of $53.7 million during the six months ended June 30, 2004, compared to $44.8 million during the six months ended June 30, 2003. The increase of $8.9 million, or 19.9%, relates primarily to the following:

•	An increase of $3.1 million primarily related to increases in wage and related costs.

•	The remaining net increase of $5.8 million relates to costs associated with the implementation of new information technology infrastructure systems and a new centralized back office support services center business model, costs incurred for compliance with Sarbanes-Oxley, and legal costs, primarily related to our claim against an insurance company for certain owned and leased facilities that were damaged by floods.

Merger Related Costs

     We reported merger related costs of $2.1 million during the six months ended June 30, 2004. The merger related costs consist primarily of professional and legal expenses related to merger activities.

Depreciation and Amortization

     We reported depreciation and amortization expense of $20.3 million during the six months ended June 30, 2004, compared to $17.8 million during the six months ended June 30, 2003. The increase of $2.4 million, or 13.6%, primarily relates to the following:

•	An increase of $3.6 million related to incremental depreciation expense on capital expenditures in same facility operations and at corporate locations.

•	A decrease of $1.2 million due to the divested facilities that do not qualify for discontinued operations presentation.

Discontinued Operations

Gain on Sale of Discontinued Operations

     During the six months ended June 30, 2003, we earned and received the payments for post-closing operating results, or Earnout Payments in connection with the sale of the institutional pharmacy services business, or APS Division to Omnicare, Inc. of $6.0 million, at which time we recorded a gain of $3.6 million, net of taxes of $2.4 million.

Liquidity and Capital Resources

     At June 30, 2004, we had working capital of $32.9 million and cash and cash equivalents of $26.8 million, compared to working capital of $56.0 million and cash and cash equivalents of $41.9 million at December 31, 2003. The $23.1 million decrease in working capital related primarily to an increase of payments for PL/GL claims, costs and expenses. Net cash (utilized) provided by operating activities of continuing operations was $(2.5) million and $33.2 million for the six months ended June 30, 2004 and 2003, respectively. This decrease of $35.7 million relates primarily to an increase in receivables due to the timing of payments received from the Medicaid program, the timing of payments of accounts payable and an increase in PL/GL settlement and cost payments for the six months ended June 30, 2004.

     Total purchases of property and equipment, including expenditures related to our information technology infrastructure, were $16.4 million for the six months ended June 30, 2004 and we project future expenditures to be up to approximately $66.0 million during the next twelve months. We expect to fund these purchases through internally generated funds.

     We are in the process of developing and implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide for more effective management of business operations. These improvements will include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Implementation of the new systems and software carries risks such as cost overruns, project delays and business interruptions. If we experience a material business interruption as a result of the implementation of our future information technology infrastructure or if we are unable to obtain the projected benefits of this new infrastructure, we could experience a material impact on our liquidity and cash flows, as well as potential impairment of the related information technology assets. Our capitalized software costs not yet placed into service at June 30, 2004 were $31.0 million.

     At June 30, 2004, we were in compliance with requirements associated with our Senior Credit Facility and Notes. We were also in compliance with the terms of our $59.7 million mortgage loan, or Omega Loan, from Omega Healthcare Investors, Inc. at June 30, 2004. Long-term debt at June 30, 2004 aggregated $384.5 million compared to $389.6 million at December 31, 2003. The decrease of $5.1 million relates primarily to a repayment of our term loan of $4.2 million. There were no outstanding borrowings under the Senior Credit Facility at June 30, 2004 although we had net letters of credit outstanding of $46.0 million (which decreases the amount available to us under the revolving credit facility of our Senior Credit Facility). Our Notes and the Omega Loan also contain restrictions on repurchases of stock and payment of dividends (although with respect to the Omega Loan these restrictions apply only to our subsidiary, Professional Healthcare Management, Inc. and its subsidiaries).

     The terms of our Senior Credit Facility include certain covenants, which limit our annual capital expenditures. In addition, this agreement generally restricts repurchases of common stock and the payment of cash dividends.

     Seven of our skilled nursing facilities and one of our LTACs were damaged during tropical storm Allison in June 2001. We have made in the past and expect to continue to make substantial expenditures necessary to repair or replace these facilities as a result of the damage caused by the storm. Over the next several years we estimate that we may spend approximately $28.5 million to complete all work necessary to complete this project. As described in more detail in Item 3, “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2003, we are currently in litigation regarding our property insurance coverage for this loss. While we cannot predict the outcome of this litigation, based on currently available facts, we do not believe that the resolution of this proceeding will have a material adverse effect on our financial position, results of operations or cash flows.

     In connection with the NSC merger, we incurred $2.1 million merger related costs during the three months ended June 30, 2004 and we expect to incur an additional $10.9 million in merger related costs, of which $4.0 million is contingent upon the merger being consummated.

Other Factors Affecting Liquidity and Capital Resources

Revenue Sources

     We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the three and six months ended June 30, 2004 and June 30, 2003, we derived 82.1%, 81.8%, 81.6%, and 81.6%, respectively, of our total revenue from the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that further refinements to Medicare coverage or payment policies, including the Medicare skilled nursing facility prospective payment system, or PPS, that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. Congress enacted the Medicare Balanced Budget Refinement Act of 1999, or BBRA, to, among other things, mitigate the impact of the skilled nursing facility PPS, by temporarily increasing the PPS per diem rates for certain patient categories. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000, or BIPA, brought additional relief to long-term care providers by eliminating certain scheduled reductions in skilled nursing facility reimbursement rates. When Congress enacted the BBRA and BIPA, it scheduled the relief under those acts to sunset starting October 1, 2002 unless additional action was taken by Congress or the Center for Medicare and Medicaid Services, or CMS. Although some of the relief afforded by the BBRA and BIPA has been extended through at least September 30, 2004, there can be no assurance that it will be extended beyond such time. Moreover, the CMS issued a final rule on May 7, 2004 making a number of Medicare payment and policy changes affecting LTACs. Among other things, the rule increases Medicare LTAC payments by 3.1% for the 2005 long-term care hospital rate year, which began on July 1, 2004. In addition, CMS issued a proposed rule on May 18, 2004 that would make significant changes to the qualification criteria for LTACs operating as “hospitals within hospitals.” CMS also expressed its concern about several other developments within the LTAC industry, including growth in the number of LTACs, which could result in additional regulatory restrictions in the future. CMS also announced on July 29, 2004 an increase in Medicare payment rates for SNFs. The increase reflects a 2.8% annual update in payment rates. Although it is too early to predict the impact of these CMS initiatives, there can be no assurances that the new rules or future proposals will not have a material adverse effect on our financial position, results of operations or cash flows.

Professional and General Liability

     As is typical in the health care industry, we are and will continue to be subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of PL/GL claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition. In spite of the fact that we recently exited the State of Florida, we will continue to be subject to claims arising from our prior operations for some time. Additionally, the enactment of Texas tort reform resulted in a significant increase in the number of cases being filed prior to the effective date of the new legislation. These two factors could result in significant PL/GL costs in future years although such amounts are related to prior periods. Also, the large increase in the number of claims filed in these states, together with rising costs in other states, could subject us to costs in excess of the reserves we have set aside for these periods. While our actuarial analysis indicates that we currently have sufficient insurance and reserves set aside to address these matters, as these claims mature no assurance can be given that we will not be required to expend additional funds in future periods for claims related to prior periods.

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

Rent

     We also have significant rent obligations relating to our leased facilities. Total rent expense for leased facilities, including rent expense for discontinued operations and corporate locations was $8.7 million, $17.7 million, $9.6 million, and $19.3 million for the three and six months ended June 30, 2004 and June 30, 2003, respectively.

     Based upon existing cash levels, expected operating cash flows, capital spending, and the availability of borrowings under our revolving credit facility, management believes that we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future. For a discussion of items that may have an adverse impact on our future liquidity, see “Cautionary Note Regarding Forward-Looking Statements” below.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2004, the fair value of our fixed rate long-term debt exceeded its carrying value by $9.3 million, which represented an increase in fair value since year-end. See the discussion of our market risk in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

     We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures systems to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2004. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 – Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in PART I, Item 1 hereto, which is included elsewhere in this document.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated June 29, 2004 between Mariner Health Care, Inc., National Senior Care, Inc. and NCARE Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on July 2, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b) Reports on Form 8-K

(1)	The Company filed a Current Report on Form 8-K on May 11, 2004 announcing its financial results for the first quarter of fiscal 2004.

(2)	The Company filed a Current Report on Form 8-K on June 29, 2004, announcing the execution of an agreement and plan of merger, dated as of June 29, 2004 between Mariner Health Care, Inc., National Senior Care, Inc. and NCARE Acquisition Corp.

(3)	The Company filed a Current Report on Form 8-K/A on July 2, 2004, amending the Current Report on Form 8-K filed on June 29, 2004. The amendment was filed to correct certain typographical errors in the agreement and plan of merger filed as exhibit to the Current Report on Form 8-K on June 29, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.

By:	/s/ C. Christian Winkle

C. Christian Winkle
President and Chief Executive Officer

Date: August 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2004

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 6, 2004

/s/ Bruce H. Duner Bruce H. Duner	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	August 6, 2004