Form 10-Q
period 2004-09-30
MARINER HEALTH CARE INC
filed 2004-11-05
CIK 882287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

     There were 20,015,000 shares of Common Stock of the registrant outstanding as of November 4, 2004.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

PART I

ITEM 1. FINANCIAL STATEMENTS

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenue	$413,103	$439,789	$1,229,712	$1,285,656
Costs and expenses
Operating expenses
Wage and related costs	237,442	263,511	701,098	767,897
Supplies	23,179	25,929	69,205	75,733
Insurance	16,768	22,579	49,263	65,253
Provision for bad debt	4,507	4,315	11,341	13,572
Rent expense	8,419	9,014	24,770	26,518
Other	73,808	74,149	218,708	219,567

Total operating expenses	364,123	399,497	1,074,385	1,168,540
General and administrative	27,001	24,473	80,717	70,280
Merger related costs	4,880	—	7,023	—
Depreciation and amortization	10,239	9,473	30,430	27,239

Total costs and expenses	406,243	433,443	1,192,555	1,266,059

Operating income	6,860	6,346	37,157	19,597
Other (expenses) income
Interest expense	(8,220)	(8,924)	(25,926)	(26,713)
Interest income	756	710	2,246	2,229
Other	13	(48)	(23)	(99)

(Loss) income from continuing operations before taxes	(591)	(1,916)	13,454	(4,986)
Income tax provision (benefit)	3,415	(747)	5,041	(2,431)

(Loss) income from continuing operations	(4,006)	(1,169)	8,413	(2,555)
Discontinued operations
Gain (loss) on sale of discontinued operations, net of tax	93	7,200	(758)	10,800
(Loss) income from discontinued operations, net of tax	(1,803)	48	(3,791)	(1,092)

Net (loss) income	$(5,716)	$6,079	$3,864	$7,153

(Loss) earnings per share — basic
(Loss) income from continuing operations	$(0.20)	$(0.06)	$0.42	$(0.13)
Gain (loss) on sale of discontinued operations	—	0.36	(0.04)	0.54
Loss from discontinued operations	(0.09)	—	(0.19)	(0.05)

Net (loss) income per share	$(0.29)	$0.30	$0.19	$0.36

Weighted average shares outstanding	20,013	20,000	20,011	20,000

(Loss) earnings per share — diluted
(Loss) income from continuing operations	$(0.20)	$(0.06)	$0.42	$(0.13)
Gain (loss) on sale of discontinued operations	—	0.36	(0.04)	0.54
Loss from discontinued operations	(0.09)	—	(0.19)	(0.05)

Net (loss) income per share	$(0.29)	$0.30	$0.19	$0.36

Weighted average shares outstanding	20,013	20,000	20,432	20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,766	$41,934
Receivables, net of allowance for doubtful accounts of $105,939 and $97,448, respectively	213,631	234,098
Prepaid expenses and other current assets	22,748	25,396

Total current assets	283,145	301,428
Property and equipment, net of accumulated depreciation of $89,188 and $59,255, respectively	530,584	544,356
Reorganization value in excess of amounts allocable to identifiable assets	192,771	192,771
Goodwill, net of accumulated amortization of $970	6,797	6,797
Restricted investments	16,962	19,300
Other assets	35,720	43,082

Total assets	$1,065,979	$1,107,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$17,183	$9,663
Accounts payable	40,699	69,914
Accrued compensation and benefits	69,753	69,330
Accrued insurance obligations	84,544	54,315
Other current liabilities	56,399	42,202

Total current liabilities	268,578	245,424
Long-term debt, net of current maturities	366,508	379,973
Long-term insurance reserves	144,202	191,124
Other liabilities	23,251	31,741
Minority interest	3,342	3,319

Total liabilities	805,881	851,581
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,013,125 and 20,007,500 shares issued and outstanding, respectively	200	200
Warrants to purchase common stock	—	935
Capital surplus	361,083	360,141
Unearned compensation	(345)	(616)
Accumulated deficit	(100,980)	(104,844)
Accumulated other comprehensive income	140	337

Total stockholders’ equity	260,098	256,153

Total liabilities and stockholders’ equity	$1,065,979	$1,107,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Net income	$3,864	$7,153
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts	11,923	11,829
Gain from divestitures and sales of property, equipment and other assets	(2,600)	(10,800)
Depreciation and amortization	30,430	27,239
Amortization of deferred financing costs	1,464	948
Stock compensation	278	—
Minority interest and other	23	99
Provision (benefit) for income taxes	5,041	(2,431)
Loss from discontinued operations	3,791	1,092
Changes in operating assets and liabilities
Receivables	6,864	(17,515)
Prepaid expenses and other current assets	1,613	(3,073)
Accounts payable	(28,682)	(7,197)
Accrued and other current liabilities	14,090	12,613
Insurance reserves	(16,693)	19,515
Other	(8,273)	(1,078)

Net cash provided by operating activities from continuing operations before reorganization items	23,133	38,394
Net cash (utilized) provided by discontinued operations	(3,872)	231
Payment of reorganization items, net	(3,956)	(7,359)
Cash flows from investing activities
Purchases of property and equipment	(25,002)	(52,411)
Proceeds from divestitures and sales of property, equipment and other assets	12,293	18,132
Restricted investments	2,141	16,727
Collections on notes receivable	6,040	369
Insurance proceeds	—	2,896

Net cash utilized by investing activities	(4,528)	(14,287)
Cash flows from financing activities
Repayment of long-term debt	(5,945)	(4,498)
Payment of deferred financing fees	—	(1,474)

Net cash utilized by financing activities	(5,945)	(5,972)

Increase in cash and cash equivalents	4,832	11,007
Cash and cash equivalents, beginning of period	41,934	38,618

Cash and cash equivalents, end of period	$46,766	$49,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARINER HEALTH CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 GENERAL

Nature of Business

     Mariner Health Care, Inc. through its subsidiaries (collectively, the “Company”) provides long-term health care services, primarily through the operation of skilled nursing facilities. As of September 30, 2004, the Company operated 252 skilled nursing facilities and two stand-alone assisted living facilities with an aggregate of 30,614 licensed beds. The Company owns 70% of its facilities. The Company also operates twelve long-term acute care hospitals (“LTACs”) in four states, with 640 licensed beds. The Company’s facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina and Maryland and clusters in twelve geographic markets in nine of the states in which the Company operates. Skilled nursing services and LTACs represent the Company’s two reportable segments (see Note 5).

Recent Developments

     On June 29, 2004, the Company entered into a merger agreement (the “Merger Agreement”) with National Senior Care, Inc. (“NSC”) and NCARE Acquisition Corp. (“NCARE”), a wholly-owned subsidiary of NSC established for the purpose of acquiring the Company. The parties to the Merger Agreement entered into the First Amendment (“First Amendment”) to the Merger Agreement on October 21, 2004. The terms of the First Amendment are summarized in the Current Report on Form 8-K filed by the Company on October 22, 2004. Pursuant to the Merger Agreement, NCARE will acquire the issued and outstanding shares of common stock of the Company for $30.00 per share in cash. The merger is expected to close in the fourth quarter of 2004 and is subject to various conditions contained in the Merger Agreement, including but not limited to the approval of the stockholders of the Company, receipt of financing by NSC and other regulatory, governmental and licensing approvals. On October 22, 2004, the Company filed its definitive proxy statement to obtain shareholder approval of the merger. The Annual Shareholders meeting to elect directors, amend the bylaws and approve the merger will be held on November 30, 2004.

     In connection with the Company’s pending merger with NSC, on November 2, 2004, the Company announced and commenced a cash tender offer and consent solicitation for all of its outstanding 8 1/4% Senior Subordinated Notes due 2013. The tender offer and consent solicitation are being made pursuant to an Offer to Purchase and Consent Solicitation Statement and related Consent and Letter of Transmittal dated November 2, 2004, which set forth a more detailed description of the tender offer and consent solicitation. The tender offer will expire at 5:00 p.m. (EST) on December 1, 2004, unless extended or terminated and is conditioned on the consummation of the merger. The consent solicitation will expire at 5:00 p.m. (EST) on November 16, 2004, unless extended or terminated and is also conditioned on the consummation of the merger.

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

Comprehensive (Loss) Income

     Comprehensive (loss) income includes net (loss) income, as well as charges and credits to stockholders’ equity not included in net (loss) income. The components of comprehensive (loss) income, net of income taxes, consist of the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net (loss) income	$(5,716)	$6,079	$3,864	$7,153
Net unrealized gain (loss) on available-for-sale securities	116	(97)	(197)	(80)

Comprehensive (loss) income	$(5,600)	$5,982	$3,667	$7,073

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2 STOCK BASED COMPENSATION

     As of September 30, 2004, the Company maintained two stock-based compensation plans that are described in Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB 25”). The Company recognized stock based compensation expense of $0.05 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, and there was no stock based compensation expense for the three and nine months ended September 30, 2003. On May 13, 2004, warrants to purchase 753,786 shares of common stock at an exercise price of $28.04 expired and became void, and all rights associated therewith were terminated.

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed Statement addresses accounting for stock based compensation and would result in stock based compensation costs, including options, being recognized as an expense in the financial statements. The proposed Statement would eliminate the ability to account for stock based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair value based method. In October 2004, the FASB voted to delay the effective date of its proposed standard such that if approved, the proposed Statement would be applied prospectively to public entities for awards that are granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005.

     The Company’s pro forma basic net (loss) income and diluted net (loss) income per share, assuming the election had been made to recognize compensation expense on stock-based awards, are as follows (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net (loss) income	$(5,716)	$6,079	$3,864	$7,153
Deduct: Pro forma compensation expense, net of tax	(1,087)	(540)	(3,198)	(2,242)

Pro forma net (loss) income	$(6,803)	$5,539	$666	$4,911

Basic net (loss) income per share
As reported	$(0.29)	$0.30	$0.19	$0.36
Pro forma	$(0.34)	$0.28	$0.03	$0.25
Diluted net (loss) income per share
As reported	$(0.29)	$0.30	$0.19	$0.36
Pro forma	$(0.34)	$0.28	$0.03	$0.25

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

     Retroactive adjustments are estimated in the recording of revenues in the period in which the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. Changes in estimates related to third party receivables resulted in an increase in net revenue of $1.7 million during the nine months ended September 30, 2004. Changes in estimates related to third party receivables did not have a material impact on net revenues for the three months ended September 30, 2004 and the three and nine months ended September 30, 2003. The Company believes adequate provision has been made to reflect any adjustments that may result from the audit of cost reports. However, due to the complexity of the laws and regulations governing the Medicare and Medicaid programs, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     The following is a summary by dollars and percentage of net revenue by payor type for the periods indicated (in thousands of dollars):

	Three Months Ended				Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
Medicaid	$198,887	48.2%	$213,845	48.6%	$579,889	47.1%	$614,753	47.8%
Medicare	140,617	34.0%	145,041	33.0%	428,689	34.9%	434,916	33.8%
Private and other	73,599	17.8%	80,903	18.4%	221,134	18.0%	235,987	18.4%

Net revenue	$413,103	100.0%	$439,789	100.0%	$1,229,712	100.0%	$1,285,656	100.0%

NOTE 4 DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Pharmacy Operations

     During the nine months ended September 30, 2003, the Company earned and received the payments for post-closing operating results (“Earnout Payments”) in connection with the sale of the institutional pharmacy services business (“APS Division”) to Omnicare, Inc. of $18.0 million, at which time the Company recorded a gain on sale of $10.8 million, net of taxes of $7.2 million.

Other Discontinued Operations and Other Divestitures

     The results of operations and cash flows of any divested facilities that qualify for discontinued operations under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) are reclassified as discontinued operations for all periods presented. There were no assets held for sale at September 30, 2004, however, the operations and cash flows of any divested facilities that qualify for discontinued operations have been reclassified to discontinued operations. The net assets of the facilities that were sold during the nine months ended September 30, 2004 were $8.0 million at December 31, 2003. In addition, during the three and nine months ended September 30, 2004, the Company recorded net gains of $0.5 million and $3.2 million, respectively, primarily related to sales of certain non-operating assets, which are included in other operating expenses in the unaudited condensed consolidated statements of operations.

     Operating results for the discontinued operations were as follows for the periods indicated (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenue	$151	$11,721	$6,680	$35,650
Total operating costs and expenses	1,954	11,605	10,471	36,540

Operating (loss) income	(1,803)	116	(3,791)	(890)
Other expense	—	(68)	—	(202)

(Loss) income from discontinued operations, net of tax	$(1,803)	$48	$(3,791)	$(1,092)

NOTE 5 SEGMENT INFORMATION

     The Company has two reportable segments, skilled nursing services, which provides long-term health care through the operation of skilled nursing facilities and assisted living facilities in the United States, and LTACs, which provide services for the relatively high sub-acute clinical need patients.

     The Company primarily evaluates segment performance and allocates resources based on operating profit (loss), which is defined as net revenue less operating, and general and administrative expenses. The Company’s reportable segments are strategic business units that offer different services to different types of patients. They are each managed separately because they provide services to patients with different acuity levels, and because the conditions of participation in the Medicare and Medicaid programs, as well as the reimbursement methodologies and licensing requirements are different for each business under these programs.

     The following table summarizes revenues, operating profit (loss), depreciation and amortization and total assets for the Company for the periods presented for the two reportable segments, excluding the results of discontinued operations. The income statement items included in the “Other” category consist of corporate items not considered to be an operating segment and eliminations. The assets included in the “Other” category consist primarily of cash, non-facility related property and equipment, excess reorganization value, goodwill, restricted investments, notes receivable and deferred financing costs (in thousands of dollars).

	Skilled
	Nursing
	Services	LTACs	Other	Total
Three Months Ended September 30, 2004
Revenue from external customers	$380,094	$32,891	$118	$413,103
Operating profit (loss) (1)	43,507	5,354	(26,882)	21,979
Depreciation and amortization	8,599	425	1,215	10,239
Total assets	721,485	31,058	313,436	1,065,979
Three Months Ended September 30, 2003
Revenue from external customers	$409,845	$29,538	$406	$439,789
Operating profit (loss) (1)	35,649	4,239	(24,069)	15,819
Depreciation and amortization	8,186	365	922	9,473
Total assets	826,441	28,357	348,205	1,203,003
Nine Months Ended September 30, 2004
Revenue from external customers	$1,131,073	$98,251	$388	$1,229,712
Operating profit (loss) (1)	140,484	14,452	(80,326)	74,610
Depreciation and amortization	25,247	1,222	3,961	30,430
Total assets	721,485	31,058	313,436	1,065,979
Nine Months Ended September 30, 2003
Revenue from external customers	$1,198,049	$87,571	$36	$1,285,656
Operating profit (loss) (1)	105,947	11,132	(70,243)	46,836
Depreciation and amortization	23,770	1,191	2,278	27,239
Total assets	826,441	28,357	348,205	1,203,003

(1)	Operating profit does not include depreciation and amortization or merger related costs. Total operating profit less depreciation and amortization and merger related costs was $6.9 million and $37.2 million for the three and nine months ended September 30, 2004, respectively, and $6.3 million and $19.6 million for the three and nine months ended September 30, 2003, respectively.

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

     The Company does not have any subsidiaries that are accounted for by the Parent under the equity method. As such, the principal elimination entries eliminate intercompany balances and transactions. Information regarding the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is as follows for the periods presented (in thousands of dollars):

CONDENSED SELECTED COMBINING BALANCE SHEET
September 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$—	$307,182	$29,974	$(54,011)	$283,145
Total assets	615,336	950,173	114,593	(614,123)	1,065,979
Current liabilities	6,281	248,553	67,754	(54,010)	268,578
Total liabilities	323,334	398,864	137,693	(54,010)	805,881
Stockholders’ equity (deficit)	292,003	551,309	(23,101)	(560,113)	260,098

CONDENSED SELECTED COMBINING BALANCE SHEET
December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$—	$330,562	$23,394	$(52,528)	$301,428
Total assets	636,064	982,313	101,997	(612,640)	1,107,734
Current liabilities	2,881	234,674	60,396	(52,527)	245,424
Total liabilities	324,618	449,299	130,191	(52,527)	851,581
Stockholders’ equity (deficit)	311,446	533,014	(28,194)	(560,113)	256,153

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$370,577	$43,646	$(1,120)	$413,103
Operating (loss) income	(438)	2,745	4,553	—	6,860
(Loss) income from continuing operations before income taxes	(6,283)	4,826	866	—	(591)
Net (loss) income	(6,283)	(296)	863	—	(5,716)

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the three months ended September 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$402,707	$37,959	$(877)	$439,789
Operating (loss) income	(678)	2,064	4,960	—	6,346
(Loss) income from continuing operations before income taxes	(7,107)	1,991	2,727	473	(1,916)
Net (loss) income	(7,107)	9,986	2,727	473	6,079

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,109,936	$122,624	$(2,848)	$1,229,712
Operating (loss) income	(1,325)	21,186	17,296	—	37,157
(Loss) income from continuing operations before income taxes	(19,443)	27,801	5,096	—	13,454
Net (loss) income	(19,443)	18,214	5,093	—	3,864

CONDENSED SELECTED COMBINING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,177,483	$110,612	$(2,439)	$1,285,656
Operating (loss) income	(1,720)	9,768	11,549	—	19,597
(Loss) income from continuing operations before income taxes	(20,209)	9,750	3,993	1,480	(4,986)
Net (loss) income	(20,209)	21,892	3,990	1,480	7,153

CONDENSED SELECTED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided (utilized) by operating activities (1)	$4,583	$12,270	$(1,548)	$15,305
Net cash (utilized) provided by investing activities	—	(6,382)	1,854	(4,528)
Net cash utilized by financing activities	(4,583)	(360)	(1,002)	(5,945)

Increase (decrease) in cash and cash equivalents	—	5,528	(696)	4,832
Cash and cash equivalents, beginning of period	—	39,465	2,469	41,934

Cash and cash equivalents, end of period	$—	$44,993	$1,773	$46,766

CONDENSED SELECTED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided (utilized) by operating activities (1)	$1,590	$34,680	$(5,004)	$31,266
Net cash (utilized) provided by investing activities	—	(19,376)	5,089	(14,287)
Net cash (utilized) provided by financing activities	(1,590)	(4,891)	509	(5,972)

Increase in cash and cash equivalents	—	10,413	594	11,007
Cash and cash equivalents, beginning of period	—	37,734	884	38,618

Cash and cash equivalents, end of period	$—	$48,147	$1,478	$49,625

(1)	Net cash provided by operating activities includes net cash (utilized) provided by discontinued operations and payment of reorganization items.

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

     The Company has evaluated the impact of FIN 46 on its unaudited condensed consolidated financial statements and identified three joint ventures as VIEs for which it has determined that it is the primary beneficiary. These joint ventures, which operate skilled nursing facilities that are managed by the Company, are 50% owned and have historically been consolidated due to control. The Company has historically provided funds for working capital and has other long-term notes from these joint ventures, which are eliminated in consolidation. The joint ventures have revenues, which are included in the unaudited condensed consolidated financial statements of $9.8 million, $29.5 million, $9.6 million, and $27.4 million for the three and nine months ended September 30, 2004 and September 30, 2003, respectively. These joint ventures have net liabilities that are included in the accompanying unaudited condensed consolidated financial statements of approximately $39.5 million and $39.9 million at September 30, 2004 and December 31, 2003, respectively.

     During the three months ended December 31, 2003, the Company entered into an administrative services agreement with a new operator of certain facilities that the Company divested. The services are for 26 facilities and include accounting support, procurement of business supplies, billing and collections, and information technology services. Applying the principles of FIN 46, the Company has determined that the new operator of the divested facilities is a VIE. The Company has also determined that it is not the “primary beneficiary” and accordingly, the Company is not required to consolidate the new operator. The total receivable from this new operator at September 30, 2004 is $2.2 million.

NOTE 8 EARNINGS PER SHARE

     As required by SFAS No. 128, “Earnings Per Share”, the Company has presented basic and diluted income per common share amounts in the accompanying unaudited condensed consolidated financial statements. Basic income per common share is calculated based on the weighted average common shares outstanding during the period. Diluted income per common share is calculated similarly to basic income per common share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options that are dilutive were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the period.

     Below is the reconciliation of basic and diluted income from continuing operations per weighted average common share (in thousands, except per share data):

	Income From
	Continuing		Per Share
	Operations	Shares	Amount
Nine months ended September 30, 2004
Basic income per common share	$8,413	20,011	$0.42
Effect of dilutive stock options		421	—

Diluted income per common share	$8,413	20,432	$0.42

     For the nine months ended September 30, 2004, options to purchase 30,000 shares of common stock at an option price of $21.55 per share were not included in the computation of diluted income per share because the option price exceeded the average market price. The options were still outstanding at September 30, 2004.

NOTE 9 INCOME TAXES

     The provision (benefit) for income taxes is allocated between continuing operations, discontinued operations, and extraordinary items in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). For the three and nine months ended September 30, 2004, no federal income tax provision and a state income tax provision of $3.4 million and $5.0 million, respectively, was recorded. The effective tax rates vary from statutory tax rates primarily due to the utilization of net operating loss (“NOL”) carryforwards. In addition, income earned in certain states for which state NOLs are not available and a revision to the Company’s assessment of its NOL position resulted in a higher effective tax rate in the three and nine months ended September 30, 2004.

     As of December 31, 2003, the Company had approximately $563.5 million of NOL carryforwards, utilization of which were subject to limitations pursuant to Section 382 of the Internal Revenue Code. Of the total NOL carryforwards, $118.4 million is unencumbered by any Section 382 limitations. Of the remainder, approximately $143.0 million of NOL carryforwards are subject to certain restrictions under Section 382 that apply to a company that emerges from bankruptcy. The remaining $302.1 million of NOL carryforwards are subject to the additional Section 382 restrictions in connection with the existence of net unrealized built-in gain at the time of a December 1999 ownership change that occurred when the largest shareholder sold its equity interest in the Company to another entity prior to the Company filing bankruptcy. Utilization of these NOLs will require the recognition of built-in gain within five years of such date, or by December 31, 2004. While the Company is still currently in the process of evaluating the full extent of the limitations and restrictions on the utilization of the NOL carryforwards under the provisions of Section 382, it is likely that the use of $302.1 million of NOL carryforwards originating prior to the ownership change in December 1999 will be subject to significant limitation and thus the Company’s estimate of their availability has changed this quarter. Management performed extensive analysis on all restrictions impacting the NOLs in the current period. While all aspects of these restrictions continue to be analyzed, the current period analysis indicated that the state NOLs utilized in the computation of prior period tax expense should be limited due to the lack of the generation of built-in gains. As a result, the Company recorded an additional $2.1 million of state income tax during the three months ended September 30, 2004.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

Bexar County Investigation

     On July 30, 2004, the Company received notice from the Bexar County District Attorney’s office that one of the Company’s facilities, as well as the administrator and director of nursing for the facility, are the targets of a criminal investigation involving possible misdemeanor and felony violations of state law. The investigation involves the death of a hospice resident that was possibly caused by a medication error. The Company has retained counsel to represent it and its employees with respect to this investigation. The matter is in the investigative stage, and the Company is not aware of any formal actions that have been brought at this time. In the event a formal action is brought, the Company intends to vigorously contest any allegations of misconduct by the Company.

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

PricewaterhouseCoopers Litigation

     On July 22, 2004, the Company voluntarily dismissed without prejudice its complaint in the State Court of Fulton County, Georgia (originally filed in August 2002) against PricewaterhouseCoopers, LLP (“PwC”) and several former officers of MHG (the “Individual Defendants”) and re-filed the action in the Superior Court of Fulton County, Georgia. In response, PwC filed motions in the State Court seeking attorneys’ fees and expenses relating to the State Court action and to strike Mariner’s voluntary dismissal of the State Court action. On September 30, 2004, the State Court granted PwC’s motion to strike Mariner’s voluntary dismissal and granted a motion by PwC to dismiss Mariner’s complaint with prejudice. The Company believes the Court erred in its rulings and is considering all available options, including appeal.

     The State Court action asserted claims for fraud against the Individual Defendants and claims for fraud and negligent misrepresentation against PwC. These claims arose from the July 1998 acquisition of MHG by Paragon, one of the Company’s predecessors. The Company sought actual damages (including compensatory and consequential damages) and punitive damages, in an amount to be determined at trial.

Indemnity Insurance Company of North America Litigation

     In May 2003, the Company filed a complaint in the United States District Court for the Eastern District of Texas, Beaumont Division, entitled Mariner Health Care, Inc. v. Indemnity Insurance Company of North America, Inc. (“IINA”), Case No. 103 CV

0279. The Company is seeking a declaratory judgment determining its rights and the obligations of IINA, under an IINA policy of insurance regarding property damage and related losses at the Company’s facilities in Beaumont and Houston, Texas caused by Tropical Storm Allison in June 2001. The Company additionally asserts breach of contract and unfair claims handling practices claims against IINA. The Company seeks statutory damages, punitive damages and attorneys’ fees under Texas Insurance Code and the Texas Civil Practice and Remedies Code. IINA has answered the Company’s complaint and the parties are in the process of pretrial discovery, with an anticipated trial date in the second or third quarter of 2005.

     On January 30, 2004, the Company moved to amend its complaint to include, as plaintiffs, the Company’s affiliates Cornerstone Health Management Company, Mariner Health Care of Nashville, Inc. and Living Centers of Texas, Inc., and to make other conforming amendments. That motion was granted on February 7, 2004 and the first amended complaint was filed on March 16, 2004.

Alabama False Claims Act Litigation

     On June 10, 2004 the Company was served with a complaint filed in the U.S. District Court of Alabama entitled United States of America ex rel Patrick Bruce Atkins, MD and Patrick Bruce Atkins, MD, a natural person v. Charles M. McInteer, MD et. al. The complaint alleges violations of the Federal False Claims Act, conspiracy and common law fraud in connection with psychiatric services rendered by third party psychiatrists in nursing facilities in Alabama, including one facility operated by a subsidiary of the Company. To date, the United States has declined to intervene in this litigation. No specific allegations of fraud were made against the Company, and accordingly it filed a motion to dismiss the complaint as to its facility on June 30, 2004. On October 27, 2004 the Court granted the Company’s motion to dismiss.

     While the Company is not able to predict the outcome of any of these matters, based on currently available facts it does not believe that the resolution of any of these proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

Formation Notice Letter

     On October 26, 2004 and October 27, 2004, the Company received notices from Formation Properties III, LLC (“Formation”) and its counsel seeking indemnification under the asset purchase agreement dated as of August 19, 2003 by and among Formation, the Company, and various of its subsidiaries for $10.5 million plus interest. Pursuant to the asset purchase agreement, Formation purchased a majority of the Company’s Florida facilities in the fourth quarter of 2003. In its notice, Formation alleges breaches of representations, warranties and covenants contained in the asset purchase agreement with respect to certain financial statements delivered by the Company pursuant to such agreement. The asset purchase agreement limits the amount that Formation can recover on an indemnification claim to $4.0 million unless it is determined that the Company committed fraud or intentionally and knowingly made a misrepresentation. Accordingly, Formation also alleges that the Company’s actions constituted fraud and/or an intentional and knowing misrepresentation. The Company is in the process of evaluating Formation’s claim.

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

     We define EBITDA as net (loss) income before taxes, interest expense, interest income, and depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net (loss) income, as defined by GAAP.

     We also present certain adjustments to EBITDA that exclude (gain) loss on sale of discontinued operations, net of tax, loss (income) from discontinued operations, net of tax, and loss (income) from operations of divested facilities that did not qualify for discontinued operations. These adjustments are presented because this is the formula used to calculate compliance with certain ratios appearing in our $225.0 million senior credit facility, or the Senior Credit Facility, which consists of a $135.0 million term loan facility and a $90.0 million revolving credit facility, and our $175.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2013, or the Notes. In addition, we have excluded merger related costs because they are non-recurring in nature. The adjustments to EBITDA presented below are reconciled to net (loss) income, which we believe is the most directly comparable GAAP financial measure.

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

     We are one of the largest providers of long-term health care services in the United States, based on net revenue, the number of facilities operated and licensed beds. We provide these services primarily through the operation of skilled nursing facilities (which include “skilled nursing facilities” under Medicare and “nursing facilities” under Medicaid) and long-term acute care hospitals, or LTACs. Skilled nursing services and LTACs also constitute our reportable business segments under GAAP. We currently operate 252 skilled nursing facilities and two stand-alone assisted living facilities with an aggregate of 30,614 licensed beds. We own 70% of our facilities. We also operate twelve LTACs with 640 licensed beds. Our facilities are located in 23 states with significant concentrations in Texas, North Carolina, California, Colorado, South Carolina, and Maryland and clusters in twelve geographic markets in nine of the states in which we operate.

     On June 29, 2004, we entered into a merger agreement, or the Merger Agreement, with National Senior Care, Inc. (“NSC”) and NCARE Acquisition Corp. (“NCARE”), a wholly-owned subsidiary of NSC established for the purpose of acquiring Mariner. The parties to the Merger Agreement entered into the First Amendment, or the First Amendment, to the Merger Agreement on October 21, 2004. The terms of the First Amendment are summarized in the Current Report on Form 8-K we filed on October 22, 2004. Pursuant to the Merger Agreement, NCARE will acquire the issued and outstanding shares of common stock of Mariner for $30.00 per share in cash. The merger is expected to close in the fourth quarter of 2004 and is subject to various conditions contained in the Merger Agreement, including but not limited to the approval of the Mariner’s stockholders, receipt of financing by NSC and other regulatory, governmental and licensing approvals. On October 22, 2004, we filed our definitive proxy statement to obtain shareholder approval of the merger. The Annual Shareholders meeting to elect directors, amend the bylaws and approve the merger will be held on November 30, 2004.

     In connection with our pending merger with NSC, on November 2, 2004, we announced and commenced a cash tender offer and consent solicitation for all of our outstanding 8 1/4% Senior Subordinated Notes due 2013. The tender offer and consent solicitation are being made pursuant to an Offer to Purchase and Consent Solicitation Statement and related Consent and Letter of Transmittal dated November 2, 2004, which set forth a more detailed description of the tender offer and consent solicitation. The tender offer will expire at 5:00 p.m. (EST) on December 1, 2004, unless extended or terminated and is conditioned on the consummation of the merger. The consent solicitation will expire at 5:00 p.m. (EST) on November 16, 2004, unless extended or terminated and is also conditioned on the consummation of the merger.

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

     The following table sets forth our revenues, operating profit (loss), depreciation and amortization and total assets for our two reportable segments, skilled nursing services and LTACs. The operating profit (loss) is defined as net revenue less operating and general and administrative expenses. The income statement items included in the “Other” category consist of corporate items not considered to be an operating segment and eliminations. The assets included in the “Other” category consist primarily of cash, non-facility property and equipment, excess reorganization value, goodwill, restricted investments, notes receivable and deferred financing costs (in thousands of dollars).

	Skilled
	Nursing
	Services	LTACs	Other	Total
Three Months Ended September 30, 2004
Revenue from external customers	$380,094	$32,891	$118	$413,103
Operating profit (loss) (1)	43,507	5,354	(26,882)	21,979
Depreciation and amortization	8,599	425	1,215	10,239
Total assets	721,485	31,058	313,436	1,065,979
Three Months Ended September 30, 2003
Revenue from external customers	$409,845	$29,538	$406	$439,789
Operating profit (loss) (1)	35,649	4,239	(24,069)	15,819
Depreciation and amortization	8,186	365	922	9,473
Total assets	826,441	28,357	348,205	1,203,003
Nine Months Ended September 30, 2004
Revenue from external customers	$1,131,073	$98,251	$388	$1,229,712
Operating profit (loss) (1)	140,484	14,452	(80,326)	74,610
Depreciation and amortization	25,247	1,222	3,961	30,430
Total assets	721,485	31,058	313,436	1,065,979
Nine Months Ended September 30, 2003
Revenue from external customers	$1,198,049	$87,571	$36	$1,285,656
Operating profit (loss) (1)	105,947	11,132	(70,243)	46,836
Depreciation and amortization	23,770	1,191	2,278	27,239
Total assets	826,441	28,357	348,205	1,203,003

(1)	Operating profit does not include depreciation and amortization or merger related costs. Total operating profit less depreciation and amortization and merger related costs was $6.9 million and $37.2 million for the three and nine months ended September 30, 2004, respectively, and $6.3 million and $19.6 million for the three and nine months ended September 30, 2003, respectively.

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

Receivables

     Receivables consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Allowances for doubtful accounts are established to the extent that a portion of these receivables may become uncollectible. In establishing the allowance for doubtful accounts, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change. If circumstances occur, such as an economic downturn, higher than expected defaults or denials, or reduced collections, the estimates of the recoverability of our receivables could be reduced by a material amount. During the nine months ended September 30, 2004, we collected net cash of $6.2 million of previously reserved accounts receivable balances primarily related to facilities divested during the three months ended December 31, 2003. Our provision for bad debt totaled $4.8 million, $11.9 million, $4.3 million, and $11.8 million for the three and nine months ended September 30, 2004 and September 30, 2003, respectively, which represented 1.2%, 1.0%, 1.0%, and 0.9% of net revenue for the respective periods. Our allowance for doubtful accounts related to patient accounts receivable was $105.9 million and $97.4 million as of September 30, 2004 and December 31, 2003 respectively, which represented 35.5% and 30.8% of patient accounts receivable at September 30, 2004 and December 31, 2003, respectively.

Accrued Insurance Obligation for Professional and General Liability

     PL/GL costs for the long-term care industry have become increasingly expensive and difficult to estimate. Specifically, rising costs of eldercare malpractice liability litigation, losses stemming from these malpractice lawsuits and a declining number of insurers willing to write insurance policies in our industry has caused many insurance carriers to raise the cost of insurance premiums. Additionally, the Company has experienced an increase in severity as well as frequency of claims asserted resulting in increased defense costs.

     We are currently self-insured for individual claims up to $1.0 million for professional liability, except in Colorado, where we maintain first dollar coverage. The accrued insurance obligation related to self-insured losses for professional liability are recorded on an undiscounted basis and are based upon internal and external evaluations of the merits of individual claims, analysis of claims history and independent actuarially determined estimates. We periodically review the methods of determining these estimates and establishing the resulting accrued insurance obligation and provision for loss with any resulting adjustments being reflected in current earnings. Insurance expense for PL/GL was $16.3 million, $47.7 million, $21.6 million, and $63.1 million for the three and nine months ended September 30, 2004 and September 30, 2003, respectively. The decrease in insurance expense for PL/GL is due primarily to facilities divested during the three months ended December 31, 2003, partially offset by rising rates and defense costs.

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

Accounting for Income Taxes

     The provision (benefit) for income taxes is allocated between continuing operations, discontinued operations, and extraordinary items in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109. For the three and nine months ended September 30, 2004, no federal income tax provision and a state income tax provision of $3.4 million and $5.0 million, respectively, was recorded. The effective tax rates vary from statutory tax rates primarily due to the utilization of net operating loss, or NOLs, carryforwards. In addition, income earned in certain states for which state NOLs are not available and a revision to our assessment of its NOL position resulted in a higher effective tax rate in the three and nine months ended September 30, 2004.

     As of December 31, 2003, we had approximately $563.5 million of NOL carryforwards utilization, of which were subject to limitations pursuant to Section 382 of the Internal Revenue Code. Of the total NOL carryforwards, $118.4 million is unencumbered by any Section 382 limitations. Of the remainder, approximately $143.0 million of NOL carryforwards are subject to certain restrictions under Section 382 that apply to a company that emerges from bankruptcy. The remaining $302.1 million of NOL carryforwards are subject to the additional Section 382 restrictions in connection with the existence of net unrealized built-in gain at the time of a December 1999 ownership change that occurred when our largest shareholder sold its equity interest in the Company to another entity prior to our filing bankruptcy. Utilization of these NOLs will require the recognition of built-in gain within five years of such date, or by December 31, 2004. While we are still currently in the process of evaluating the full extent of the limitations and restrictions on the utilization of the NOL carryforwards under the provisions of Section 382, it is likely that the use of $302.1 million of NOL carryforwards originating prior to the ownership change in December 1999 will be subject to significant limitation and thus our estimates of their availability has changed this quarter. Management performed extensive analysis on all restrictions impacting the NOLs in the current period. While all aspects of these restrictions continue to be analyzed, the current period analysis indicated that the state NOLs utilized in our computation of prior period tax expense should be limited due to the lack of the generation of built-in gains. As a result, we recorded an additional $2.2 million of state income tax during the three months ended September 30, 2004.

     The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards.

     SFAS No.109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, and the implementation of tax planning strategies.

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

     If there is a cumulative ownership change involving share holders who own 5% or more of our common stock of more than 50% during the two year period following our emergence from bankruptcy (May 13, 2002), the remaining NOL carryforwards will be foregone with no net impact to our consolidated financial statements. This could result in higher future tax payments if we are profitable. The Company is unaware of any such changes to date. However, because of the SEC rules and regulations regarding the timing of public filings, management will continue to evaluate the status of the potential ownership change as additional information becomes available.

Asset Impairment

Long-lived Assets

     We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not exceed the future undiscounted cash flows or an adjustment to the estimated useful life is necessary in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144. These indicators of impairment can include, but are not limited to, a history of operating losses with expected future losses, changes in the regulatory environment affecting reimbursement, decreases in cash flows or cash flow deficiencies, changes in the way an asset is used in the business, and commitment to a plan to sell or otherwise dispose of an asset.

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

     In accordance with SFAS No.142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), we are required to review the excess reorganization value and goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

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

     We have evaluated the impact of FIN 46 on our unaudited condensed consolidated financial statements and identified three joint ventures as VIEs for which we have determined that we are the primary beneficiary. These joint ventures, which operate skilled nursing facilities that are managed by us, are fifty percent owned by us and have historically been consolidated due to control. We have historically provided funds for working capital and have other long-term notes from these joint ventures, which are eliminated in consolidation. The joint ventures have revenues, which are included in our unaudited condensed consolidated financial statements of $9.8 million, $29.5 million, $9.6 million, and $27.4 million for the three and nine months ended September 30, 2004 and September 30, 2003, respectively. These joint ventures have net liabilities that are included in the accompanying unaudited condensed consolidated financial statements of approximately $39.5 million and $39.9 million at September 30, 2004 and December 31, 2003, respectively.

     During the three months ended December 31, 2003, we entered into an administrative services agreement with a new operator of certain facilities that we divested. The services are for 26 facilities and include accounting support, procurement of business supplies, billing and collections, and information technology services. Applying the principles of FIN 46, we have determined that the new operator of the divested facilities is a VIE. We have also determined that we are not the “primary beneficiary” and accordingly, we are not required to consolidate the new operator. The total receivable from this new operator at September 30, 2004 is $2.2 million.

Results of Operations

     The following table represents the unaudited condensed consolidated statements of operations for the periods indicated (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenue	$413,103	$439,789	$1,229,712	$1,285,656
Costs and expenses
Operating expenses
Wage and related costs	237,442	263,511	701,098	767,897
Supplies	23,179	25,929	69,205	75,733
Insurance	16,768	22,579	49,263	65,253
Provision for bad debt	4,507	4,315	11,341	13,572
Rent expense	8,419	9,014	24,770	26,518
Other	73,808	74,149	218,708	219,567

Total operating expenses	364,123	399,497	1,074,385	1,168,540
General and administrative	27,001	24,473	80,717	70,280
Merger related costs	4,880	—	7,023	—
Depreciation and amortization	10,239	9,473	30,430	27,239

Total costs and expenses	406,243	433,443	1,192,555	1,266,059

Operating income	6,860	6,346	37,157	19,597
Other (expenses) income
Interest expense	(8,220)	(8,924)	(25,926)	(26,713)
Interest income	756	710	2,246	2,229
Other	13	(48)	(23)	(99)

(Loss) income from continuing operations before taxes	(591)	(1,916)	13,454	(4,986)
Income tax provision (benefit)	3,415	(747)	5,041	(2,431)

(Loss) income from continuing operations	(4,006)	(1,169)	8,413	(2,555)
Discontinued operations
Gain (loss) on sale of discontinued operations, net of tax	93	7,200	(758)	10,800
(Loss) income from discontinued operations, net of tax	(1,803)	48	(3,791)	(1,092)

Net (loss) income	$(5,716)	$6,079	$3,864	$7,153

Reconciliation of EBITDA to net income (in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net (loss) income	$(5,716)	$6,079	$3,864	$7,153
Add back:
Provision (benefit) for income taxes	3,415	(747)	5,041	(2,431)
Interest expense	8,220	8,924	25,926	26,713
Interest income	(756)	(710)	(2,246)	(2,229)
Depreciation and amortization	10,239	9,473	30,430	27,239

EBITDA (1)	$15,402	$23,019	$63,015	$56,445

(1) The table presented below contains items that are excluded when calculating EBITDA for the purpose of determining our compliance with certain ratios contained in our Senior Credit Facility and the indenture pertaining to our Notes. This is our Debt Financing EBITDA. In addition, we have excluded merger related costs, because we believe these amounts are non-recurring in nature. This is our Debt Financing EBITDA and MRCs. The ratios contained in our Senior Credit Facility determine our compliance with certain covenants contained in the documents relevant to both debt obligations as well as our ability to draw on our Revolving Credit Facility, issue additional Notes and undertake certain desired corporate actions. If these items were excluded from EBITDA as presented in the table above, Debt Financing EBITDA and MRCs would be $22.5 million, $16.8 million, $74.6 million, and $49.1 million for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
(Gain) loss on sale of discontinued operations, net of tax	$(93)	$(7,200)	$758	$(10,800)
Loss (income) from discontinued operations, net of tax	1,803	(48)	3,791	1,092
Loss (income) from operations of divested facilities (2)	504	1,037	(36)	2,326
Merger related costs	4,880	—	7,023	—

Increase (decrease) to EBITDA	$7,094	$(6,211)	$11,536	$(7,382)

(2) The loss from operations of divested facilities relates to divestitures of facilities that did not qualify for discontinued operations presentation.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     We reported net revenues of $413.1 million during the quarter ended September 30, 2004, compared to $439.8 million for the quarter ended September 30, 2003. The decrease of $26.7 million, or 6.1%, consists primarily of the following:

•	A decrease of $49.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $19.5 million in skilled nursing facilities we operated as of September 30, 2004, or same facility operations. This increase is due primarily to:

•	A net increase of $10.9 million in Medicaid revenues due primarily to a rate increase averaging $7.50 per patient day resulting in a $12.2 million increase in revenues, which was partially offset by a decrease in patient days of 10,978, or 0.7% resulting in a decrease in revenues of $1.3 million. The rate increase was primarily due to an increase of $10.8 million associated with the provider tax based Medicaid rate increases in Alabama, California, Georgia, Michigan, Mississippi, and North Carolina. The provider tax paid in connection with these programs offsets a portion of the revenue and is included in other operating expenses.

•	A net increase of $5.7 million in Medicare revenues due primarily to a rate increase of $25.88 per patient day resulting in a $8.0 million increase in revenues offset by a decrease in patient days of 7,608, or 2.4% resulting in a $2.3 million decrease in revenues. The rate increase is due primarily to the October 1, 2003 final rules for Medicare Prospective Payment System (“PPS”) for the federal governments 2004 fiscal year, which consisted of an annual market basket increase effective October 1, 2003 and an upward adjustment in base rates to correct previous forecast errors.

•	A net increase of $2.9 million in private and other revenues due to an increase in rate of $16.11 per patient day resulting in a $6.8 million increase in revenues, which was partially offset by a decrease in patient days of 22,392, or 5.0% that resulted in a $3.9 million reduction of revenues. The increase in rate was attributable to a favorable change in payor mix. The reduction in days is due primarily to the market for private payors continuing to shift to assisted living facilities.

•	An increase of $3.4 million related to LTAC revenues primarily related to an increase in total patient days of 1,536, or 5.4% resulting in a $1.6 million increase in revenues and an increase in the average rate per patient day of $58.62 resulting in an increase in revenues of $1.8 million. The rate increase is due primarily to a 3.1% Medicare federal rate increase and a 5.5% increase in the Medicare budget neutrality rate factor in July 2004.

Operating Expenses

     We reported operating expenses of $364.1 million during the quarter ended September 30, 2004, compared to $399.5 million during the quarter ended September 30, 2003. The decrease of $35.4 million, or 8.9% primarily relates to the following:

•	Wage and related costs decreased $26.1 million due primarily to:

•	A decrease of $29.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A partially offsetting increase in same facility operations and LTAC of $3.2 million, primarily related to annual salary and benefit cost increases and an increase in workers compensation expenses.

•	Supplies decreased $2.8 million due primarily to:

•	A decrease of $2.6 million related to divested facilities that do not qualify for discontinued operations presentation.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $5.8 million due primarily to:

•	A decrease of $7.3 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $1.5 million in same facility operations and LTAC due primarily to rising PL/GL costs.

•	Other operating expenses decreased $0.3 million primarily related to:

•	A decrease of $9.7 million of other operating expense related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $9.4 million of other operating expenses in same facility operations and LTAC due primarily to:

•	An increase of $3.4 million for provider tax expense related to state Medicaid programs in Alabama, California, Georgia, Michigan, Mississippi, and North Carolina. The provider tax partially offsets Medicaid revenues.

•	An increase of $6.9 million primarily related to certain contracted and ancillary services that are now outsourced such as physical, speech and occupational therapy and housekeeping and laundry that were previously performed by salaried employees.

General and Administrative

     We reported general and administrative expenses of $27.0 million during the quarter ended September 30, 2004, compared to $24.5 million during the quarter ended September 30, 2003. The increase of $2.5 million, or 10.2%, relates primarily to the following:

•	An increase of $1.2 million primarily related to increases in wage and related costs.

•	The remaining net increase of $1.3 million relates to miscellaneous expenses, including costs incurred for compliance with Sarbanes-Oxley, and legal costs, primarily related to our claim against an insurance company for certain owned and leased facilities that were damaged by floods.

Merger Related Costs

     We reported merger related costs of $4.9 million during the quarter ended September 30, 2004. The merger related costs consist primarily of professional and legal expenses related to our pending merger.

Depreciation and Amortization

     We reported depreciation and amortization expense of $10.2 million during the quarter ended September 30, 2004, compared to $9.5 million during the quarter ended September 30, 2003. The increase of $0.7 million, or 7.4%, primarily relates to the following:

•	An increase of $1.2 million related to incremental depreciation expense on capital expenditures in same facility operations, LTAC and corporate locations.

•	A decrease of $0.4 million due to the divested facilities that do not qualify for discontinued operations presentation.

Interest Expense

     We reported interest expense of $8.2 million during the quarter ended September 30, 2004, compared to $8.9 million during the quarter ended September 30, 2003. The decrease of $0.7 million, or 7.9%, primarily relates to lower interest rates and outstanding debt as a result of debt pay downs and the refinancing completed during the fourth quarter of 2003.

Discontinued Operations

(Loss) income from Discontinued Operations

     On July 23, 2003, we earned and received $12.0 million as the final payment for post-closing operating results, or Earnout Payments in connection with the sale of the institutional pharmacy services business, or APS Division to Omnicare, Inc. at which time we recorded a gain of $7.2 million, net of taxes of $4.8 million.

     The results of operations of any disposed facilities that qualify for discontinued operations under SFAS No. 144 have been reported as discontinued operations for all periods presented in the accompanying unaudited consolidated statements of operations. A summary of the discontinued operations for the periods presented is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenue	$151	$11,721	$6,680	$35,650
Total operating costs and expenses	1,954	11,605	10,471	36,540

Operating (loss) income	(1,803)	116	(3,791)	(890)
Other expense	—	(68)	—	(202)

(Loss) income from discontinued operations, net of tax	$(1,803)	$48	$(3,791)	$(1,092)

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     We reported net revenues of $1,229.7 million during the nine months ended September 30, 2004, compared to $1,285.7 million for the nine months ended September 30, 2003. The decrease of $56.0 million, or 4.4%, consists primarily of the following:

•	A decrease of $146.4 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $79.4 million in skilled nursing facilities we operated as of September 30, 2004, or same facility operations. This increase is due primarily to:

•	A net increase of $36.0 million in Medicaid revenues due primarily to a rate increase averaging $8.27 per patient day resulting in a $39.4 million increase in revenues, which was partially offset by a decrease in patient days of 30,488, or 0.6% resulting in decrease in revenues of $3.4 million. The rate increase was primarily due to an increase of $30.5 million associated with the provider tax based Medicaid rate increases in Alabama, California, Georgia, Michigan, Mississippi, and North Carolina. In addition, the recently approved Michigan rate increase was retroactive to October 1, 2003, and accordingly, $1.8 million of revenue was recognized during the nine months ended September 30, 2004 for this retroactive adjustment. The provider tax paid in connection with this program offsets a portion of the revenue and is included in other operating expenses.

•	An increase of $29.5 million in Medicare revenues due primarily to a rate increase averaging $26.34 per patient day resulting in a $25.6 million increase in revenues and an increase in patient days of 13,171, or 1.4% resulting in a $3.9 million increase in revenues. The rate increase is due primarily to the October 1, 2003 final rules for Medicare Prospective Payment System (“PPS”) for the federal governments 2004 fiscal year, which consisted of an annual market basket increase effective October 1, 2003 and an upward adjustment in base rates to correct previous forecast errors. The increase in patient days was a direct result of our focus on attracting a higher acuity patient population.

•	A net increase of $13.9 million in private and other revenues due to an increase in rate of $18.32 per patient day resulting in a $23.2 million increase in revenues, which was partially offset by a decrease in patient days of 54,392, or 4.1% that resulted in a $9.3 million reduction of revenues. The increase in rate was attributable to a rate increase we made in July 2003 and to a favorable change in payor mix. The reduction in days is due primarily to the market for private payors shifting to assisted living facilities.

•	An increase of $10.7 million related to LTAC revenues related to an increase in total patient days of 8,874, or 10.0% resulting in a $8.8 million increase in revenues and an increase in rate of $19.53 resulting in a $1.9 million increase in revenues. The increase in patient days is due to an increase of additional licensed beds and additional admitting physicians and the increase in rate is due to an 8.6% rate increase in Medicare during July 2004.

Operating Expenses

     We reported operating expenses of $1,074.4 million during the nine months ended September 30, 2004, compared to $1,168.5 million during the nine months ended September 30, 2003. The decrease of $94.1 million, or 8.0% primarily relates to the following:

•	Wage and related costs decreased $66.8 million due primarily to:

•	A decrease of $85.8 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A partially offsetting net increase in same facility operations and LTAC of $19.0 million, primarily related to annual salary and benefit cost increases and an increase in workers compensation expenses.

•	Supplies decreased $6.5 million due primarily to:

•	A decrease of $7.7 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A net increase of $1.2 million in supplies expense for same facility operations and LTAC.

•	Insurance, which consists primarily of professional and general liability insurance costs, decreased $16.0 million due primarily to:

•	A decrease of $21.9 million related to divested facilities that do not qualify for discontinued operations presentation.

•	A net increase of $5.9 million in same facility operations and LTAC due primarily to rising PL/GL costs.

•	Provision for bad debt decreased $2.2 million primarily due to:

•	A decrease of $3.9 million related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $1.7 million in same facility operations and LTAC.

•	Rent expense decreased $1.7 million primarily due to a $1.9 million decrease related to divested facilities that do not qualify for discontinued operations presentation.

•	Other operating expenses decreased $0.9 million primarily related to:

•	A decrease of $30.5 million of other operating expense related to divested facilities that do not qualify for discontinued operations presentation.

•	An increase of $29.6 million of other operating expenses in same facility operations and LTAC due primarily to:

•	An increase of $9.7 million for provider tax expense related to state Medicaid programs in Alabama, California, Georgia, Michigan, Mississippi, and North Carolina. The provider tax partially offsets Medicaid revenues. In addition, the recently approved Michigan provider tax program was retroactive to October 1, 2003, and accordingly, $0.9 million of provider tax was recognized during the nine months ended September 30, 2004 for this retroactive adjustment. The provider tax partially offsets Medicaid revenues.

•	A net increase of $12.2 million primarily related to certain contracted and ancillary services that are now outsourced such as physical, speech and occupational therapy and housekeeping and laundry that were previously performed by salaried employees.

General and Administrative

     We reported general and administrative expenses of $80.7 million during the nine months ended September 30, 2004, compared to $70.3 million during the nine months ended September 30, 2003. The increase of $10.4 million, or 14.8%, relates primarily to the following:

•	An increase of $3.2 million primarily related to increases in wage and related costs.

•	The remaining net increase of $7.2 million relates to miscellaneous expenses, including costs incurred for compliance with Sarbanes-Oxley, and legal costs, primarily related to our claim against an insurance company for certain owned and leased facilities that were damaged by floods.

Merger Related Costs

     We reported merger related costs of $7.0 million during the nine months ended September 30, 2004. The merger related costs consist primarily of professional and legal expenses related to our pending merger.

Depreciation and Amortization

     We reported depreciation and amortization expense of $30.4 million during the nine months ended September 30, 2004, compared to $27.2 million during the nine months ended September 30, 2003. The increase of $3.2 million, or 11.8%, primarily relates to the following:

•	An increase of $4.8 million related to incremental depreciation expense on capital expenditures in same facility operations, LTAC and at corporate locations.

•	A decrease of $1.6 million due to the divested facilities that do not qualify for discontinued operations presentation.

Discontinued Operations

Gain on Sale of Discontinued Operations

     During the nine months ended September 30, 2003, we earned and received the Earnout Payments in connection with the sale of the institutional pharmacy services business, or APS Division to Omnicare, Inc. of $18.0 million, at which time we recorded a gain of $10.8 million, net of taxes of $7.2 million.

Liquidity and Capital Resources

     At September 30, 2004, we had working capital of $14.6 million and cash and cash equivalents of $46.8 million, compared to working capital of $56.0 million and cash and cash equivalents of $41.9 million at December 31, 2003. The $41.4 million decrease in working capital related primarily to an increase in current maturities of long-term debt related to capital leases, an increase of payments of costs and expenses, and an increase in expected amounts to be paid in the next twelve months related to PL/GL costs and expenses. Net cash provided by operating activities of continuing operations was $23.1 million and $38.4 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease of $15.3 million relates primarily to the timing of payments of accounts payable and an increase in PL/GL settlement and cost payments for the nine months ended September 30, 2004.

     Total purchases of property and equipment, including expenditures related to our information technology infrastructure, were $25.0 million for the nine months ended September 30, 2004 and we project future expenditures to be approximately $66.0 million during the next twelve months. We expect to fund these purchases through internally generated funds.

     We are in the process of developing and implementing a new information technology infrastructure to improve customer service, enhance operating efficiencies and provide for more effective management of business operations. These improvements will include a new centralized clinical billing function and enhancements to other accounting and human resource systems. Implementation of the new systems and software carries risks such as cost overruns, project delays and business interruptions. If we experience a material business interruption as a result of the implementation of our future information technology infrastructure or if we are unable to obtain the projected benefits of this new infrastructure, we could experience a material impact on our liquidity and cash flows, as well as potential impairment of the related information technology assets. Our capitalized software costs not yet placed into service at September 30, 2004 were $32.3 million.

     At September 30, 2004, we were in compliance with requirements associated with our Senior Credit Facility and Notes. We were also in compliance with the terms of our $59.7 million mortgage loan, or Omega Loan, from Omega Healthcare Investors, Inc. at September 30, 2004. Long-term debt at September 30, 2004 aggregated $383.7 million compared to $389.6 million at December 31, 2003. The decrease of $5.9 million relates primarily to a repayment of our term loan of $4.6 million. There were no outstanding borrowings under the Senior Credit Facility at September 30, 2004 although we had net letters of credit outstanding of $44.5 million (which decreases the amount available to us under the revolving credit facility of our Senior Credit Facility). Our Notes and the Omega Loan also contain restrictions on repurchases of stock and payment of dividends (although with respect to the Omega Loan these restrictions apply only to our subsidiary, Professional Healthcare Management, Inc. and its subsidiaries).

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

     In connection with the NSC merger, we incurred $4.9 and $7.0 million merger related costs during the three and nine months ended September 30, 2004 and we expect to incur an additional $6.0 million in merger related costs, of which $4.0 million is contingent upon the merger being consummated.

Other Factors Affecting Liquidity and Capital Resources

Revenue Sources

     We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the three and nine months ended September 30, 2004 and September 30, 2003, we derived 82.2%, 82.0%, 81.6%, and 81.6%, respectively, of our total revenue from the Medicare and Medicaid programs. Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because additional documentation is necessary or because certain services were not covered or were not reasonable and medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by us, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our liquidity, financial condition and results of operations. It is possible that further refinements to Medicare coverage or payment policies, including the Medicare skilled nursing facility prospective payment system, or PPS, that result in lower payments to us or cuts in state Medicaid funding could have a material adverse effect on our results of operations. Congress enacted the Medicare Balanced Budget Refinement Act of 1999, or BBRA, to, among other things, mitigate the impact of the skilled nursing facility PPS, by temporarily increasing the PPS per diem rates for certain patient categories. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000, or BIPA, brought additional relief to long-term care providers by eliminating certain scheduled reductions in skilled nursing facility reimbursement rates. When Congress enacted the BBRA and BIPA, it scheduled the relief under those acts to sunset starting October 1, 2002 unless additional action was taken by Congress or the Center for Medicare and Medicaid Services, or CMS. Although some of the relief afforded by the BBRA and BIPA has been extended through at least September 30, 2005, there can be no assurance that it will be extended beyond such time. Moreover, the CMS issued a final rule on May 7, 2004 making a number of Medicare payment and policy changes affecting LTACs. Among other things, the rule increases Medicare LTAC payments by 3.1% for the 2005 long-term care hospital rate year, which began on July 1, 2004. In addition, CMS issued a proposed rule on May 18, 2004 that would make significant changes to the qualification criteria for LTACs operating as “hospitals within hospitals.” CMS also expressed its concern about several other developments within the LTAC industry, including growth in the number of LTACs, which could result in additional regulatory restrictions in the future. CMS also announced on July 29, 2004 an increase in Medicare payment rates for SNFs. The increase reflects a 2.8% annual update in payment rates. Although it is too early to predict the impact of these CMS initiatives, there can be no assurances that the new rules or future proposals will not have a material adverse effect on our financial position, results of operations or cash flows.

Professional and General Liability

     As is typical in the health care industry, we are and will continue to be subject to claims that our services have resulted in resident injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of PL/GL claims and litigation asserted against us. In some states in which we have significant operations, insurance coverage for the risk of punitive damages arising from PL/GL claims and/or litigation may not, in certain cases, be available due to state law prohibitions or limitations of availability. We cannot assure you that we will not be liable for punitive damage awards that are either not covered or are in excess of our insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition. In spite of the fact that we exited the State of Florida in the three months ended December 31, 2003, we will continue to be subject to claims arising from our prior operations for at least an additional year. Additionally, the enactment of Texas and Mississippi tort reform resulted in a significant increase in the number of cases being filed prior to the effective date of the new legislation. These two factors could result in significant PL/GL costs in future years although such amounts are related to prior periods. Also, the large increase in the number of claims filed in these states, together with rising costs in other states, could subject us to costs in excess of the reserves we have set aside for these periods. While our actuarial analysis indicates that we currently have sufficient insurance and reserves set aside to address these matters, as these claims mature no assurance can be given that we will not be required to expend additional funds in future periods for claims related to prior periods.

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

Rent

     We also have significant rent obligations relating to our leased facilities. Total rent expense for leased facilities, including rent expense for discontinued operations and corporate locations was $9.2 million, $27.0 million, $9.8 million, and $29.2 million for the three and nine months ended September 30, 2004 and September 30, 2003, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2004, the fair value of our fixed rate long-term debt exceeded its carrying value by $15.3 million, which represented an increase in fair value since year-end. See the discussion of our market risk in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

     We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures systems to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2004. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Pursuant to the Sarbanes-Oxley Act of 2002, we will be required to include in our Annual Report on Form 10-K, beginning with the Annual Report on Form 10-K for the year ending December 31, 2004, a report by management as to the effectiveness of our internal controls over financial reporting. Our independent auditors will be required to attest to, and report on, this evaluation by management.

     We have devoted, and continue to devote, substantial resources toward fulfilling our obligations in a timely manner. Notwithstanding that, however, management and the Audit Committee have received a letter from our independent accountants expressing concern that we may not be able to complete the required processes and procedures in sufficient time, or in time to allow our independent auditors the ability to complete their required assessment, and report prior to the deadline for such disclosure. Management is taking steps to ensure that such processes and procedures are completed in a timely manner, but we can provide no assurances that we will meet this objective.

     In the event that the pending merger with NSC is completed during the fourth quarter of 2004, we expect that we will no longer be required to file periodic reports pursuant to the Securities Exchange Act of 1934, as amended, and will therefore not be required file an Annual Report on 10-K.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 — Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in PART I, Item 1 hereto, which is included elsewhere in this document, particularly with respect to the recent dismissal with prejudice of the litigation brought by us against PricewaterhouseCoopers, LLP and the receipt by us of a notice of a claim for indemnification from Formation Properties III, LLC.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated June 29, 2004 between Mariner Health Care, Inc., National Senior Care, Inc. and NCARE Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on July 2, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b) Reports on Form 8-K

(1)	The Company filed a Current Report on Form 8-K on May 11, 2004 announcing its financial results for the first quarter of fiscal 2004.

(2)	The Company filed a Current Report on Form 8-K on June 29, 2004, announcing the execution of an agreement and plan of merger, dated as of June 29, 2004 between Mariner Health Care, Inc., National Senior Care, Inc. and NCARE Acquisition Corp.

(3)	The Company filed a Current Report on Form 8-K/A on July 2, 2004, amending the Current Report on Form 8-K filed on June 29, 2004. The amendment was filed to correct certain typographical errors in the agreement and plan of merger filed as exhibit to the Current Report on Form 8-K on June 29, 2004.

(4)	The Company filed a Current Report on Form 8-K on August 9, 2004 announcing its financial results for the second quarter of fiscal 2004.

(5)	The Company filed a Current Report on Form 8-K on October 15, 2004 announcing the dismissal of the PricewaterhouseCoopers, LLP litigation discussed in the Legal Proceedings Section of the Company’s Form 10-K filed March 15, 2004.

(6)	The Company filed a Current Report on Form 8-K on October 22, 2004 announcing the first amendment entered into on October 21, 2004 to the merger agreement dated June 29, 2004 between the Company, National Senior Care, Inc. and NCARE Acquisition Corp.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINER HEALTH CARE, INC.
By:	/s/ C. Christian Winkle
C. Christian Winkle
President and Chief Executive Officer

Date: November 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Christian Winkle C. Christian Winkle	President, Chief Executive Officer and Director (Principal Executive Officer)	November 5, 2004

/s/ Michael E. Boxer Michael E. Boxer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2004

/s/ Bruce H. Duner Bruce H. Duner	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 5, 2004